Form 10-K405
period 1998-12-31
HEALTHEON CORP
filed 1999-03-31
CIK 1009575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER: 333-70553

                              HEALTHEON CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             94-3236644
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

4600 PATRICK HENRY DRIVE, SANTA CLARA, CA                 95054
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (408) 876-5000

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $620,734,000.

     The number of shares outstanding of the registrant's common stock as of February 28, 1999 was 70,724,652.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
                                     PART I

Item 1.         Business.......................................................................     3

Item 2.         Properties.....................................................................    12

Item 3.         Legal Proceedings..............................................................    12

Item 4.         Submission of Matters to a Vote of Security Holders............................    12

Item 4A.        Executive Officers of the Registrant...........................................    13

                                     PART II

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters...........    16

Item 6.         Selected Financial Data........................................................    17

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................................    19

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.....................    33

Item 8.         Financial Statements and Supplemental Data.....................................    34

Item 9.         Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure...........................................................    35

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.............................    36

Item 11.        Executive Compensation.........................................................    36

Item 12.        Security Ownership of Certain Beneficial Owners and Management.................    36

Item 13.        Certain Relationships and Related Transactions.................................    36

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K................    37

Signatures.....................................................................................    41

Summary of Trademarks..........................................................................    43

Financial Statements...........................................................................    44

Exhibits.......................................................................................    70

FORWARD-LOOKING STATEMENTS

     Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, relationships with strategic partners and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I


ITEM 1. BUSINESS

     Healtheon believes a significant opportunity exists to leverage the power of the Internet to provide secure, open, universally accessible network services that connect participants and automate workflows throughout the healthcare delivery process. Healtheon believes that such a solution has the potential to create significant improvements in the way that information is used by the healthcare system, enabling improved workflows, better decision-making and, ultimately, higher quality care at a lower cost.

THE HEALTHEON VIRTUAL HEALTHCARE NETWORK

     Healtheon is pioneering the use of the Internet to simplify workflows, decrease costs and improve the quality of patient care throughout the healthcare industry. Healtheon has designed an Internet-based information and transaction platform that allows it to create Virtual Healthcare Networks that facilitate and streamline interactions among the myriad participants in the healthcare industry. The Healtheon VHN solution includes a suite of services delivered through applications operating on its Internet-based platform. Healtheon VHNs enable the secure exchange of information among disparate healthcare information systems and support a broad range of healthcare transactions, including enrollment, eligibility determination, referrals and authorizations, laboratory and diagnostic test ordering, clinical data retrieval and claims processing. Healtheon provides its own applications on the Healtheon Platform and also enables third-party applications to operate on its platform. The Healtheon Virtual Healthcare Network solution provides the following key benefits:

     Elimination of Unnecessary or Redundant Efforts. The Healtheon VHN solution is designed to reduce paper-based transactions, eliminate redundant data entry, shorten cycle times and decrease the communication inefficiencies created by isolated proprietary systems. Healtheon believes that by decreasing redundant tasks, errors, delays and unnecessary tests and procedures, it can create efficiencies and reduce costs across the healthcare industry.

      Extendibility Across the Continuum of Healthcare. Healtheon leverages the Internet to provide an open, low-cost information and transaction platform capable of extending across a wide range of healthcare market segments. The Healtheon VHN solution is designed to interconnect a broad range of practice management, managed care, human resources and laboratory information systems. Healtheon expects the benefits of its solution to increase as it adds customers, enabling each user to exchange more data and complete more transactions with a greater number and broader range of other healthcare industry participants.

     Scalability and Flexibility. The Healtheon VHN solution is designed to support Healtheon's customers as their businesses grow and evolve. The Healtheon Platform is designed to scale to accommodate high volumes of transactions and large numbers of simultaneous users. In addition, Healtheon's object-oriented platform provides flexibility so that customers can add or modify applications and transaction capabilities to react to changes in the healthcare marketplace.

     High Degree of Security. To enable the use of the Internet for transmission of highly sensitive and confidential data, Healtheon utilizes advanced technology designed to ensure a high degree of security. This technology includes strict authentication requirements, sophisticated data encryption techniques, system-wide network security monitoring and tightly controlled physical security systems. These safeguards are designed to provide a secure environment for the exchange of confidential patient and customer data. The Healtheon Platform is designed to enable compliance with proposed government standards under the Health Insurance Portability and Accountability Act of 1996, which mandate the acceptance by payers of electronic transactions as well as the use of standard transactions, standard identifiers and security features by the year 2000.

     Increased Accuracy and Timeliness of Information. The Healtheon VHN solution is designed to increase information flows among all healthcare participants, which ultimately results in more timely and appropriate treatments. For example, on-line access to accurate, up-to-date eligibility information facilitates patients' access to care on a more timely basis, reduces frustration and costs and increases the likelihood that providers will be compensated for their services in a timely manner. Similarly, using Healtheon's VHN solution, consumers will have greater access to their healthcare information, thereby enabling them to become more active participants in the provision of their own healthcare.

     Healtheon believes that these and other benefits provided by its solution will result in increased quality of care.

HEALTHEON'S SERVICES

     Healtheon offers a suite of healthcare transaction and information services delivered over the Internet or over private intranets and other networks. These network-based services are provided by software applications operating on or interfacing with the Healtheon Platform, which is designed to provide connectivity across the healthcare industry and enable a broad array of secure, mission-critical healthcare transactions. In addition to its platform and Internet-based applications, Healtheon provides comprehensive consulting and implementation services to enable its customers to take full advantage of the capabilities of Healtheon's platform.

     Healtheon provides a broad range of applications and services that support key healthcare transactions. The components of these application suites can be combined and modified, or supplemented with new application components, to provide custom solutions for large, complex, multi-entity business enterprises. These applications and services are typically sold on a transaction or subscription fee basis, which varies across customers and market segments. The following chart summarizes the key transactions supported by Healtheon, organized by business function.

-------------------------------------------------------------------------------------------------------------
                                CUSTOMERS/
  BUSINESS FUNCTION               USERS               TRANSACTIONS SUPPORTED             HEALTHEON SERVICE
-------------------------------------------------------------------------------------------------------------
Membership Services             Consumers     -    Enrollment                            Benefits
                                Payers        -    Plan comparison/selection              Administration
                                              -    Provider search, selection, change
                                              -    Benefits inquiry
                                              -    Messaging

-------------------------------------------------------------------------------------------------------------

Healthcare Administration and   Payers        -    Eligibility determination             Healtheon
  Financial Management          Providers     -    Referrals                              Practice
                                              -    Authorization                         Healtheon
                                              -    Claims submission and status           ProviderWorks*
                                              -    Remittance advice                     ProviderLink
                                              -    Provider directories*
                                              -    Provider files-management*
                                              -    Reporting
                                              -    Claims repricing*

-------------------------------------------------------------------------------------------------------------

Clinical Information Services   Providers     -    Patient identification and            Healtheon Dx*
                                Suppliers          encounter history                     SCAN+
                                              -    Patient registration                  GMPI+
                                              -    Lab orders and results
                                              -    Text document/transcription
                                                   distribution
-------------------------------------------------------------------------------------------------------------

Online Consumer Information     Consumers     -    Access to licensed dictionaries       Healtheon
                                                   and encyclopedias, medical news and    Consumer
                                                   other reference sources                Portal
                                              -    Customized wellness assessments
                                              -    Food label and nutritional library
                                              -    Secure communications and
                                                   transactions with providers and
                                                   health plans*
-------------------------------------------------------------------------------------------------------------

* Under development

+ Not Internet-enabled

     The primary applications and services currently available or under development are described in greater detail below. Certain of these applications were acquired by Healtheon and are not yet Internet-enabled; Healtheon is currently redeveloping or replacing these applications to integrate them with the Healtheon Platform.

     Membership Services. Healtheon provides membership services through its Benefits Administration service. The Benefits Administration service utilizes internally developed applications operating on the Healtheon Platform. The service provides Internet-based connectivity between healthcare payers and consumers and supports transactions such as selection of health plans and providers, enrollment for benefits and benefit inquiries. Benefits Administration users also receive Healtheon's Health Risk Appraisal service, which provides consumer education in wellness and health risks. Healtheon has contracted to deploy its Benefits Administration service directly and through aggregators to 50 companies, covering approximately 190,000 members.

     Healthcare Administration and Financial Management. Healtheon supports or will support healthcare administration and financial management transactions through its ProviderLink, Healtheon Practice and Healtheon ProviderWorks services. ProviderLink was licensed by Healtheon's ActaMed subsidiary from UnitedHealth Group. Healtheon is currently developing a software interface between the Healtheon Platform and ProviderLink to integrate ProviderLink with Healtheon's network-based services. ProviderLink is used by providers to support transactions and workflows with payers. ProviderLink supports transactions such as eligibility determinations, claims submission and status, and remittance advice. For example, physicians use ProviderLink to determine eligibility of patients to receive care and to submit health claims to payers. ProviderLink is currently deployed in over 4,600 active provider sites in more than 20 major markets, and processes over 3.6 million transactions per month.

     Healtheon has developed Healtheon Practice, a new Internet-based provider service with support from Brown & Toland Physician Services Organization, or Brown & Toland, one of Healtheon's strategic partners. Healtheon Practice, which is in use at beta sites, is designed to provide all of the functionality of ProviderLink and also support referrals, authorization, and provider directories reporting. Providers using the Healtheon Practice service receive real-time patient eligibility verifications and referral authorizations over the Healtheon VHN.

     Healtheon is developing Healtheon ProviderWorks, a new Internet-based payer service, with support from Beech Street Corporation, one of Healtheon's strategic partners. Healtheon ProviderWorks is designed to support the creation and management of networks of providers. The service is designed to manage large, complex provider directories and files, manage provider relationships and contracts and perform certain claim processing functions, such as claim repricing. See "-- Strategic Relationships."

     Clinical Information Services. Healtheon's SCAN product supports ordering and distribution of clinical tests and test results between SmithKline Beecham Clinical Laboratories, Inc., or SmithKline Labs, and providers using SmithKline Labs' services. ActaMed acquired the SCAN application from SmithKline Labs. SCAN is deployed on approximately 4,650 installed workstations serving physicians throughout the United States. SCAN is not Internet-enabled; however, Healtheon is developing a new Internet-enabled application called Healtheon Dx, currently in beta testing, that will combine the functionality of SCAN and ProviderLink. See "-- Strategic Relationships."

     Healtheon's Global Master Person Index, or "GMPI," enables the unique identification of a patient and reconciliation of multiple records for the same patient contained on diverse information systems. GMPI also supports access to patient data and registration information as well as clinical records. GMPI is an object-oriented application developed by ActaMed and is not yet Internet-enabled. Healtheon intends to adapt and implement GMPI functionality on the Healtheon Platform.

     Online Consumer Information. Healtheon's recently introduced Consumer Portal provides individual consumers with an authoritative source for healthcare information and is intended to extend Healtheon's transaction services directly to individual consumers. The Consumer Portal provides access to medical dictionaries and encyclopedias, medical news, a food label and nutritional library and customized wellness assessments. These sources include: Miller-Keane Encyclopedia & Dictionary of Medicine, Nursing & Allied Health; Dorland's Illustrated Medical Dictionary; Citizen 1's CitiLine index of authoritative medical information; A.D.A.M.'s Hypertext Medical Encyclopedia; and Links to medical headlines via the New York Times Syndicate. Healtheon's business partners can integrate the Consumer Portal into their own sites to provide their consumers with a single point of entry into the healthcare community.

     Healtheon expects to expand its Consumer Portal to support secure communications and transactions between consumers and their providers and health plans.

     Other Services. Healtheon also provides professional services to its customers to enable them to define, develop and implement network-based information systems that leverage the capabilities of the Healtheon Platform. These services are typically sold on a fixed fee or time and materials basis. These services include consulting on information systems strategy related to the use of the Internet and secure networks, including design of information systems functional specifications, mapping and redesign of business processes and identification of enterprise transformation and training requirements to take advantage of increased connectivity. Healtheon also provides custom development of applications and enables the deployment of Healtheon services and integration with legacy information technology systems. In addition, Healtheon provides transitional network management services of its customers' networks. Healtheon believes that its success is partially dependent upon its ability to introduce new applications in several healthcare markets in a relatively short period of time. Healtheon currently offers a limited number of applications on its platform.

CUSTOMERS AND MARKETS

     Healtheon's target customers include providers, payers, suppliers and consumers. Because Healtheon believes that the value and benefit of Healtheon's services are directly related to both the number of participants using Healtheon VHNs and the breadth of functionality supported, it intends initially to focus on selected regions where it can quickly gain significant market acceptance. Healtheon is presently targeting a number of regional markets across the United States.

     Providers. Healtheon's target provider customers include aggregators of individual physicians such as large medical groups, independent practice associations, physician practice management companies and other large, organized physician entities. In particular, Healtheon seeks to form strategic relationships with providers with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which require them to bear some level of insurance risk for each enrolled patient. Healtheon's services for these providers include benefit eligibility determinations, referrals and authorizations, claims processing, ordering of clinical tests and delivery of results and maintenance of patient histories. Healtheon also targets as potential customers large integrated delivery networks that combine multiple healthcare facilities, such as hospitals, outpatient facilities, labs and diagnostic centers, and affiliate with physicians and physician groups to coordinate care, contract for managed care lives and manage healthcare resource utilization. Healtheon offers these customers the following services: patient identification, patient registration, ordering of clinical tests and delivery of results and distribution of text documents across the network. Healtheon's current customers in this category include Brown & Toland, Baylor Health Care System, Hill Physician Group, Promina Health System and the Greater Dayton Area Hospital Association.

     Payers. Healtheon's target payer customers include managed care organizations, indemnity insurers, third-party administrators and federal and state governmental agencies. Healtheon targets managed care organization customers, such as mid-sized to large HMOs and PPOs. Healtheon's services for these customers include eligibility determination, member customer service functions, referral and authorization management, coordination of provider files and directories, and submission and tracking of claims and patient encounter reports. Healtheon targets indemnity insurer and third-party administrator customers, such as mid-sized to large commercial entities, Medicare and other agencies of federal and state government. Healtheon's current customers in this category include UnitedHealth Group, Beech Street, Sun Life of Canada, Blue Shield of California, CIGNA HealthCare and the Health Care Financing Administration.

     Suppliers. Healtheon's target supplier customers include large national laboratory companies, pharmaceutical companies and pharmacy benefit managers. Healtheon's services for laboratory companies include ordering clinical tests and reporting test results. Healtheon's customers in this category include SmithKline Labs and Schering Corporation.

     Consumers. Healtheon's target consumer customers include employers, health plans and health plan brokers. Healtheon's services in this area include a consumer web portal, health plan enrollment, benefits administration and membership coordination. Healtheon's target employer group includes mid-sized and large employers and, particularly, self-funded employers that have complex benefits management needs. Healtheon's target health plan broker customers include mid-sized to large brokers that aggregate small and medium employers and administer healthcare benefits on their behalf. Healtheon has contracted to deploy its Benefits Administration services directly and through aggregators to 50 companies, covering approximately 190,000 members.

STRATEGIC RELATIONSHIPS

     Healtheon has entered into several strategic relationships that it believes will enhance its application portfolio, provide important specialized industry expertise, increase its market penetration, and generate revenue. Certain of these relationships are described below:

     UnitedHealth Group. UnitedHealth Group is one of the largest health and well-being enterprises in the United States. UnitedHealth Group is Healtheon's second largest stockholder and owns approximately 12.7% of Healtheon's common stock. In March 1996, Healtheon acquired UnitedHealth Group's ProviderLink network which currently supports over 4,600 active provider sites in more than 20 major markets servicing over 3.6 million transactions per month. Healtheon earns transaction fee revenue by providing certain healthcare information services to UnitedHealth Group, members of UnitedHealth Group's provider network and ProviderLink subscribers.

     In April 1996, Healtheon and UnitedHealth Group entered into a Services and License Agreement, or the UnitedHealth Group Agreement, under which Healtheon, using ProviderLink, provides claims processing, referral, eligibility and enrollment services, to UnitedHealth Group's managed care providers and customers. Under the UnitedHealth Group Agreement, Healtheon currently receives a monthly fee for each user site enrolled with UnitedHealth Group and a fee per transaction. However, the UnitedHealth Group Agreement does not guarantee any minimum level of transactions or payments to Healtheon. The UnitedHealth Group Agreement has a five year term; however, the agreement provides that two years after the date of the agreement, the parties will agree on new prices that will be competitive with the marketplace. Healtheon and UnitedHealth Group are currently negotiating the new prices, and Healtheon anticipates that the new prices will reduce the rates paid by UnitedHealth Group. UnitedHealth Group has also agreed during the term of the UnitedHealth Group Agreement not to promote or contract for services providing the same functionality as that provided by Healtheon, although UnitedHealth Group is permitted to continue to utilize services it was utilizing when it entered into the UnitedHealth Group Agreement.

     In addition, Healtheon has developed PLNet, an Internet-based version of ProviderLink, which Healtheon intends to integrate into the Healtheon Platform and offer to other major healthcare payers and providers. Healtheon is working with UnitedHealth Group to expand the applications and content available to UnitedHealth Group's provider network, to increase the size and geographic reach of its provider network, and to assimilate newly acquired health plans. William McGuire, M.D., the Chairman and CEO of UnitedHealth Group, is a member of Healtheon's Board of Directors. The UnitedHealth Group Agreement is effective through March 2001, subject to earlier termination in the event Healtheon fails to meet certain network performance standards or otherwise breaches its material obligations under the UnitedHealth Group Agreement.

     SmithKline Beecham Clinical Laboratories, Inc. SmithKline Labs, a subsidiary of SmithKline Beecham, is one of the largest independent clinical laboratories in the United States. SmithKline Beecham is a stockholder of Healtheon and owns approximately 8.8% of Healtheon's common stock. In December 1997, Healtheon and SmithKline Labs entered into a Services Agreement, or the Services Agreement, under which Healtheon provides lab orders and results to providers that use SCAN. SmithKline Labs has also agreed to promote Healtheon as its preferred vendor for laboratory electronic connectivity services.

     Healtheon acquired SCAN-related assets from SmithKline Labs, including approximately 4,200 installed workstations in physicians' offices, hospitals and other provider offices. Healtheon is currently developing Healtheon Dx, an Internet-enabled version of the SCAN system, which Healtheon plans to integrate into the Healtheon Platform and to offer to physicians using SmithKline Labs' services or to physicians using other laboratories. Tadataka Yamada, M.D., Chairman Research and Development, Pharmaceuticals of SmithKline Beecham, is a member of Healtheon's Board of Directors. The Services Agreement is effective through December 2002, with options for successive two-year renewals, subject to earlier termination in the event Healtheon fails to meet certain network performance standards or if Healtheon otherwise breaches its material obligations under the Services Agreement. The Services Agreement provides that the parties will negotiate new rates as of January 1, 2001 and each two years thereafter. Under the Services Agreement, the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by Healtheon to similarly situated customers.

    In December 1998, Healtheon agreed to purchase, and in January 1999, Healtheon purchased certain assets used by SmithKline Labs to provide laboratory results delivery services in exchange for $2.0 million in cash and approximately
1.8 million shares of Healtheon's common stock. Healtheon and SmithKline Labs entered into a related services agreement under which Healtheon will provide certain electronic laboratory results delivery services to approximately 20,000 provider sites, in addition to the sites currently served through the SCAN service. The services agreement has a five year term.

     On February 9, 1999, SmithKline Beecham announced that it has agreed to sell SmithKline Labs to Quest Diagnostics, Incorporated. SmithKline Labs has been one of our strategic partners since December 1997, and our relationship with them has been beneficial. We expect our agreements with SmithKline Labs to remain in effect as a result of the acquisition.

     Brown & Toland Physician Services Organization. Brown & Toland Medical Group, or BTMG, based in San Francisco, California, is a partnership of approximately 2,000 physicians representing a merger of physicians from California Pacific Medical Center, the University of California-San Francisco and Stanford University. Brown & Toland, a wholly owned subsidiary of BTMG, is the management company that administers the managed care risk business on behalf of BTMG and other physician organizations. In December 1997, Healtheon and Brown & Toland entered into an agreement under which Healtheon is developing Healtheon Practice, which Healtheon intends to market to Brown & Toland and other payers and providers. Healtheon also manages the information technology operations of Brown & Toland. Through its relationship with Brown & Toland, Healtheon believes it is gaining valuable industry-segment expertise from a leader in managed care and accelerating its market presence in the San Francisco Bay Area. Healtheon's agreement with Brown & Toland is effective through September 2000, although it may be terminated by either party upon 120 days' notice.

     Beech Street Corporation. Beech Street is one of the largest PPOs in the United States. Beech Street's PPO network consists of approximately 4,300 hospitals and 320,000 physician locations serving 15 million individuals in 49 states, and its clients consist of major self-insured employers, insurance companies and third-party administrators. In December 1997, Healtheon and Beech Street have entered into an agreement under which Healtheon is developing Healtheon ProviderWorks, which Healtheon intends to offer to Beech Street and to other payers and providers. Healtheon also manages the information technology operations of Beech Street. The relationship with Beech Street provides Healtheon with important industry-segment expertise and a strategic entry-point into the PPO market segment. Healtheon's agreement with Beech Street is effective through December 2002, although it may be terminated by either party upon 180 days' notice.

THE HEALTHEON PLATFORM

     The Healtheon Platform is a CORBA-based distributed application framework, combined with software tools that ensure security, scalability, availability, reliability and manageability, on which transaction intensive applications can be delivered over the Internet or over other distributed environments. The Healtheon Platform is deployed on a server complex at the Healtheon data center in Santa Clara, California, which consists of SUN Solaris servers in a fault tolerant configuration and redundant or fault tolerant network components. The Healtheon Platform includes the following features:

     Security. The Healtheon Platform is designed to ensure the privacy and integrity of data and communications by using a combination of security methodologies to provide multiple lines of defense. All Internet communications between Healtheon and its users employ the Secure Sockets Layer protocol. In addition, Healtheon utilizes server digital certificates and username/password schemes to authenticate users. Each user has a unique user ID and has one or more roles that define the types of functionality and data access available. All Healtheon's applications record logging information, creating an audit trail, and protect privacy by encrypting sensitive data. Healtheon also uses a multi-layered firewall complex to secure the Healtheon network infrastructure. In addition, network vulnerability scanners are used on a regular basis to actively monitor security status. Healtheon's physical security systems at its Santa Clara facility consist of comprehensive physical controls and multi-layered internal network and information system safeguards. The physical controls include using fingerprint authentication, dual-level access points, and multiple alarm systems.

     Scalability. The Healtheon Platform utilizes CORBA-based middleware, which enables a highly scalable distributed applications infrastructure. The platform enables an application to run simultaneously on multiple host systems, allowing for large numbers of simultaneous users while at the same time optimizing network performance and resource utilization. In addition, the Healtheon Platform has been designed to transparently deploy new services and hardware while existing applications remain operational. Finally, the Healtheon Platform reduces communications bottlenecks resulting from limited numbers of connections to database servers through intelligent management of database connections and object caches that reduce the need to query database servers for frequently used data.

     Rapid Application Development and Integration. The Healtheon Platform is designed to enable rapid application development and integration. The platform supports object-oriented programming, which accelerates the design process through object reuse. Healtheon maintains a comprehensive set of object libraries, called core services, that allows developers to build complex applications rapidly. The platform is also designed for deploying applications developed by third parties with relative ease. The platform interfaces with legacy systems by accepting industry standard ANSI X.12 and HL7 electronic data interchange formats.

     High Availability. The Healtheon Platform architecture is designed to ensure high availability through the replication of applications and other software services, failure detection and automatic restart of failed services and applications. Running multiple copies of a service or application removes any single point of failure within the system and ensures that at least some copies of a service will be available while others may have failed. In addition, the servers that host Healtheon applications are duplicated to provide redundancy. Healtheon uses duplicate fiber optic cable connections to Sprint and WorldCom to ensure highly-available access to the Internet. Healtheon's platform uses a mix of fault-tolerant hardware, redundant equipment and back-up power systems.

     Manageability. The Healtheon management framework provides a single image view of all Healtheon services, thus simplifying administration in a distributed environment. Healtheon services can be managed from a Web-based management station. The Healtheon management and administration framework monitors service performance and generates event notifications of system abnormalities.

     Disaster Recovery Plans. Although Healtheon believes its operations facilities are highly resistant to systems failure and sabotage, it has developed, and is in the process of implementing, a disaster recovery and contingency operations plan. In addition, all of Healtheon's services are linked to advanced storage systems that provide data protection through techniques such as replication. Healtheon also maintains on-site backup power systems.

     Audits. Healtheon's information technology department periodically performs, and retains accredited third parties to perform, audits of its operational procedures under both internally-developed audit procedures and externally-recognized standards.

CUSTOMER SUPPORT

     Healtheon believes that a high level of customer support is necessary to achieve wide acceptance of its solution. Healtheon provides a wide range of customer support services through a staff of customer service personnel, multiple call centers and an e-mail help desk. Healtheon also offers Web-based support services that are available 24 hours a day, seven days a week and are frequently updated to improve existing information and to support new services. Healtheon also employs technical support personnel who work directly with its direct sales force, distributors and customers of its applications and services. Healtheon provides its customers with the ability to purchase maintenance for its applications and services, which includes technical support and upgrades. Healtheon also provides training programs for its customers. As of December 31, 1998, Healtheon had 240 employees and independent contractors in customer support functions, including network services, provider services and customer support services.

SALES AND MARKETING

     Healtheon's sales and marketing efforts are organized according to its four main customer segments: providers, payers, suppliers and consumers. Healtheon's direct sales force targets significant potential customers in each market segment by region. In certain instances, Healtheon's direct sales force works with complementary brokers, value added resellers and systems integrators to deliver complete solutions for major customers. In addition, senior management plays an active role in the sales process by cultivating industry contacts. Healtheon markets its applications and services through direct sales contacts, strategic relationships, the sales and marketing organizations of its strategic partners, participation in trade shows, articles in industry publications and by leveraging its existing client base. Healtheon attends a number of major trade shows each year and has begun to sponsor executive conferences, which feature industry experts who address the information systems needs of large healthcare organizations. Healtheon supports its sales force with technical personnel who perform demonstrations of Healtheon's applications and assist clients in determining the proper hardware and software configurations. Healtheon's executive sales and marketing management is located in its Santa Clara, California headquarters and in its Atlanta, Georgia, Minneapolis, Minnesota and San Francisco, California facilities, while its account representatives are deployed across the United States. As of December 31, 1998, Healtheon employed 121 sales executives, account managers, direct sales representatives and sales support personnel.

DEVELOPMENT AND ENGINEERING

     Healtheon believes that its future success will depend in large part on its ability to continue to maintain and enhance its platform, applications and services. To this end, Healtheon leverages the modular nature of its platform architecture to enable it to develop new applications and services rapidly. Healtheon has developed applications and services both independently and through acquisitions. Healtheon will continue to work closely with other companies in its applications development efforts.

     Healtheon has several significant projects currently in development. These include the continued enhancement of the platform architecture, development of new services such as Healtheon Practice, Healtheon ProviderWorks and Healtheon Dx, and integration of ActaMed's platform, network and associated services. As of December 31, 1998, Healtheon employed 251 people in the areas of applications design, research and development, quality assurance and technical support.

     Healtheon's development and engineering expense, which excludes development expenses included in cost of revenue, totaled $19.9 million in 1998, $13.0 million in 1997 and $8.6 million in 1996. Healtheon believes that timely development of new and enhanced applications and technology is necessary to remain competitive in the marketplace. Accordingly, Healtheon intends to continue recruiting and hiring experienced development personnel and to make other investments in development and engineering.

     The emerging market for healthcare information exchange and transaction processing is characterized by rapid technological developments, frequent new application introductions and evolving industry standards. The emerging nature of this market and its rapid evolution will require that Healtheon continually improve the performance, features and reliability of its applications and services, particularly in response to competing offerings, and that it introduces new applications and services or enhancements to existing applications and services as quickly as possible and prior to its competitors. The success of new application and service introductions is dependent on several factors, including proper definition of new applications or services, timely completion and introduction of new applications and services, differentiation of new applications and services from those of Healtheon's competitors and market acceptance. There can be no assurance that Healtheon will be successful in developing and marketing new applications and services that respond to competitive and technological developments and changing customer needs. The failure of Healtheon to develop and introduce new applications and services successfully on a timely basis and to achieve market acceptance for its applications and services could have a material adverse effect on Healtheon's business, financial condition and results of operations. In addition, the widespread adoption of new Internet, networking or telecommunication technologies or standards or other technological changes could render its applications and services obsolete or require substantial expenditures by Healtheon to adapt its applications and services. Moreover, there is a risk that a competitor's product might become the standard for healthcare information services.

INTELLECTUAL PROPERTY

     Healtheon relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the secrecy of its intellectual property. Healtheon believes that patent, trade secret and copyright protection are less significant to Healtheon's success than its ability to further develop applications. Healtheon has several trademarks in the United States and internationally.

COMPETITION

     The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of Healtheon's actual and potential competitors have announced or introduced Internet strategies. Healtheon's competitors can be divided into several groups: healthcare information software vendors, including HBO & Company, which was recently acquired by McKesson Corporation, one of the country's largest drug wholesalers, and Shared Medical Systems Corporation; healthcare electronic data interchange companies, including ENVOY Corporation, which was recently acquired by Quintiles Transnational Corp., and National Data Corporation; and large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation. Each of these companies can be expected to compete with Healtheon within certain segments of the healthcare information technology market.

Furthermore, major software information systems companies and others, including those specializing in the healthcare industry that are not presently offering applications that compete with those offered by Healtheon, may enter Healtheon's markets. In some cases, large customers may have the ability to compete directly with Healtheon as well. Healtheon also competes with smaller regional competitors. Many of Healtheon's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than Healtheon. Many of Healtheon's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, Healtheon's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their applications or services than Healtheon. There can be no assurance that Healtheon will be able to compete successfully against current and future competitors or that competitive pressures faced by Healtheon will not materially adversely affect its business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1998, Healtheon had a total of 648 employees and independent contractors, of whom there were 240 in customer, network and provider services, 251 in development and engineering, 121 in sales and marketing and 36 in corporate finance and administration. None of Healtheon's employees is represented by a labor union, and Healtheon has never experienced a work stoppage. Healtheon believes its relationship with its employees to be good. Healtheon's ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of its senior management and key sales and technical personnel, most of whom are not bound by an employment agreement. Competition for such qualified personnel in Healtheon's industry and geographical location in the San Francisco Bay Area is intense, particularly in software development and technical personnel.


ITEM 2. PROPERTIES

     Healtheon's principal executive and corporate offices and development and network operations are located in Santa Clara, California, in approximately 50,000 square feet of leased office space under a lease that expires in March 2008. Healtheon also maintains sales, development and network operations in Atlanta, Georgia, in approximately 41,000 square feet of leased office space under a lease that expires in July 2001; sales, engineering and support operations in Minneapolis, Minnesota, in approximately 16,500 square feet of leased office space under a lease that expires in December 1999; and sales, engineering and support operations in San Francisco, California, in approximately 11,000 square feet of leased office space under two leases that expire in November 2000 and September 2001. Healtheon believes that its facilities are adequate for its current operations and that additional leased space can be obtained if needed.


ITEM 3. LEGAL PROCEEDINGS

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Stockholder written consent of October 29, 1998 amending the Amended and Restated Articles of Incorporation to:

     - Increase the authorized capital stock of Healtheon to 157,516,673 shares, consisting of 150,000,000 shares of common stock and 7,516,673 shares of preferred stock, and

     - Create the Series A Preferred Stock, in connection with the Series A Preferred Stock financing of Healtheon.

     Votes for:             37,933,856
     Votes against:                  0
     Abstentions:           16,674,480

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding Healtheon's executive officers as of December 31, 1998:

NAME                                      AGE                  POSITION
----                                      ---                  --------
W. Michael Long......................      46   Chief Executive Officer and Director
Michael K. Hoover....................      43   President and Director
Mark Bailey..........................      40   Vice President, Business Development
Kallen Chan..........................      44   Corporate Controller
Jack Dennison........................      42   Vice President and General Counsel
Dennis Drislane......................      49   Vice President, Customer and Network Services
Edward Fotsch, M.D...................      42   Vice President, Physician and Integrated Delivery
                                                   Network Group
Nancy Ham............................      37   Vice President, Laboratories and Pharmaceuticals
J. Philip Hardin.....................      35   Vice President, Managed Care Group
John R. Hughes, Jr...................      46   Vice President, Provider Services
Krishna Kolluri......................      35   Vice President, Applications
Matthew Moore........................      34   Vice President, Consumer Internet Services
Pavan Nigam..........................      40   Vice President, Engineering
Charles Saunders, M.D................      44   Vice President, Marketing and Consulting Services
                                                   and Medical Director
John L. Westermann III...............      53   Vice President, Chief Financial Officer, Secretary
                                                   and Treasurer

     W. Michael Long has served as Chief Executive Officer and a director of Healtheon since joining Healtheon in July 1997. Prior to joining Healtheon, Mr. Long was President and Chief Executive Officer of CSC Continuum, Inc., a unit of Computer Sciences Corporation, from August 1996 to July 1997. For more than five years prior to its acquisition by CSC, he was President and Chief Executive Officer of The Continuum Company, Inc., a provider of IT and consulting services to the financial industry. He holds a B.A. from the University of North Carolina.

     Michael K. Hoover has served as President and a director of Healtheon since Healtheon acquired ActaMed Corporation in May 1998. Mr. Hoover co-founded ActaMed in May 1992, and served as its President from its inception to May 1998, and as its President and Chief Executive Officer from December 1995 to May 1998. From 1989 to 1992, Mr. Hoover served as the Executive Director of Financial Services of the MicroBilt division of First Financial Management Corporation. Prior to that, he founded FormMaker Software Corporation, a producer of electronic forms automation systems, and served as its Chief Executive Officer from 1982 to 1988 and as its Executive Vice President during 1988.

     Mark Bailey has served as Vice President, Business Development of Healtheon since joining Healtheon in July 1998. Prior to joining Healtheon, Mr. Bailey served as general partner at Venrock Associates, the venture capital organization for the Rockefeller family, from October 1997 to April 1998. Prior to that he was Senior Vice President Business Development at Symantec Corporation, a provider of productivity and utilities software, where he directed mergers and acquisitions efforts from December 1989 to October 1997. Before joining Symantec, he was an associate with Kleiner Perkins Caufield & Byers, a venture capital firm, from June 1985 to December 1989. Mr. Bailey holds an MBA from Harvard University and a BSE from Princeton University.

     Kallen Chan has served as Corporate Controller of Healtheon since April 1996. Prior to joining Healtheon, Mr. Chan was the Director of Audit and Group Controller for Worldwide Manufacturing at Cirrus Logic, Inc. since March 1995. From January 1993 to February 1995, Mr. Chan was Vice President of Finance and Chief Financial Officer of Comtech Labs Inc., a video imaging technology company. From 1986 to 1992, Mr. Chan served as Chief Financial Officer for various early stage companies, including Caeco Inc., Harmonic Lightwaves, Inc. and Oasic Technology, Inc. Prior to 1986, Mr. Chan spent nine years at Philips Semiconductor as a Division Controller. He holds a B.S. in commerce and an M.B.A. from the University of Santa Clara.

     Jack Dennison has served as Vice President and General Counsel of Healtheon since joining Healtheon in July 1998. Mr. Dennison served as Deputy General Counsel of Computer Sciences Corporation from August 1996 to July 1998. Prior to that time, Mr. Dennison served as Vice President and General Counsel of The Continuum Company, Inc. Prior to joining Continuum in 1989, he was a partner with Ford, Dennison & Byrne in Austin, Texas. Mr. Dennison holds a B.A. and a J.D. from the University of Texas.

     Dennis Drislane has served as Vice President, Customer and Network Services of Healtheon since joining Healtheon in July 1997. Mr. Drislane served as Vice President, Communications Industry Group, at Electronic Data Systems Corporation, or EDS, from June 1995 to July 1997. From October 1992 to June 1995, he was President of EDS' Healthcare Division. Prior to October 1992, he held various management positions for EDS. Mr. Drislane holds both a B.S. and an M.S. in business administration from California State University in Sacramento.

     Edward Fotsch, M.D. has served as the Vice President, Physician and Integrated Delivery Network group of Healtheon since Healtheon acquired Metis, LLC in August 1998. Dr. Fotsch served as President and Chief Executive Officer of Metis, LLC from March 1997 to August 1998. Prior to working at Metis, LLC, Dr. Fotsch served as Vice President of Healthcare for NetSource Communications Inc., an Internet development and consulting organization, from November 1994 to March 1997. Prior to working at NetSource, Dr. Fotsch was President of Med-Tech Consulting, a healthcare consulting firm from October 1992 through November 1994. Dr. Fotsch practiced medicine as Chief of the Department of Emergency Medicine at Doctors Hospital in Northern California for ten years prior to 1994. He holds a Doctorate in Medicine from the Medical College of Wisconsin and a B.S. from Marquette University.

     Nancy Ham has served as Vice President, Laboratories and Pharmaceuticals Group of Healtheon since Healtheon acquired ActaMed in May 1998. Ms. Ham served as a Senior Vice President of ActaMed from June 1996 to May 1998. She served as Chief Financial Officer and Secretary of ActaMed from 1993 to May 1996. From 1992 to 1993, she was a Corporate Finance Director for the Capital Finance Group of Equifax, Inc. Prior to that, she was an Assistant Vice President at G.E. Capital Corporation. Ms. Ham holds a B.A. in economics from Duke University and a masters in international business studies from the University of South Carolina.

     J. Philip Hardin has served as Vice President, Managed Care Group of Healtheon since Healtheon acquired ActaMed in May 1998. Mr. Hardin served as Vice President of Managed Care Operations of ActaMed from August 1997 until May 1998. He also served as Director of payer Sponsorship for ActaMed from January 1997 to August 1997, and Project Executive from July 1995 to December 1996. From August 1993 to June 1995, Mr. Hardin attended Stanford University and received an MBA degree in June 1995. Prior to that, he served as Vice President, Finance, Director of Finance and Controller of Melita International Corporation and held various accounting positions at Arthur Andersen & Company. Mr. Hardin also holds a B.B.A. in accounting from the University of Georgia.

     John R. Hughes, Jr. has served as Vice President, Provider Services of Healtheon since Healtheon acquired ActaMed in May 1998. Mr. Hughes served as Chief Operating Officer of ActaMed from March 1996 to May 1998. Prior to working at ActaMed, Mr. Hughes served as General Manager of the EDI Services Group of UnitedHealth Group from August 1992 to March 1996. Mr. Hughes served as Vice President of North American Sales for Revelation Technologies, a computer software company, from 1990 to 1992. From 1980 to 1990, Mr. Hughes was Vice President, Sales Manager and Product Marketing Manager at Harris Corporation. Mr. Hughes holds a B.S. in business administration from the University of Kansas.

     Krishna Kolluri has served as Vice President, Applications of Healtheon since July 1998, and prior to that, as Senior Director of Development Engineering of Healtheon since February 1996. Prior to joining Healtheon, Mr. Kolluri spent six years at Silicon Graphics, Inc. From August 1993 to February 1996, Mr. Kolluri served as Senior Engineering Manager of Applications and Development Environments in the Interactive Media Group of Silicon Graphics, Inc. From May 1992 to August 1993, he served as Senior Engineering Manager of Programming Environments in Silicon Graphics' CASE group where he was involved in the development and deployment of interactive TV projects in Orlando, Florida and Urayasu, Japan. From March 1990 to May 1992, he was a Member of Silicon Graphic's technical staff. Mr. Kolluri holds a B.S.M.E. from the Indian Institute of Technology, Madras, India, an M.S. in Operations Research from S.U.N.Y., Buffalo, and an M.S.C.S. from the University of California, Santa Cruz.

     Matthew Moore has served as Vice President, Consumer Internet Services since joining Healtheon in September 1998. Prior to joining Healtheon, Mr. Moore spent four years at Netscape Communications, where he co-founded the firm's European operations and served as Director of Strategic Sales from August 1994 until December 1997. Commencing January 1998, he moved to Netscape's U.S. operations to head up vertical markets internationally. From 1989 to 1994, he was a partner at Keystone Strategies, a technology consultancy firm based in Geneva, Switzerland. Mr. Moore holds a B.A. from University of California, Los Angeles, and an M.B.A from Hautes Etudes Commerciales, University of Geneva, Switzerland.

     Pavan Nigam co-founded Healtheon and has served as its Vice President, Engineering since February 1996. Prior to joining Healtheon, Mr. Nigam worked at Silicon Graphics from August 1989 to January 1996, where he was the division manager for Silicon Graphic's Interactive Media Group and was responsible for deploying Time Warner, Inc.'s Interactive TV project in Orlando, Florida. From 1989 to 1993, he was director of Silicon Graphics' Casevision products. Prior to 1989, Mr. Nigam was employed by Atherton Technologies and Intel Corporation. Mr. Nigam holds a B.S.E.E. from the Indian Institute of Technology and an M.S.C.S. from the University of Wisconsin-Madison.

     Charles Saunders, M.D. has served as Vice President, Marketing and Consulting Services and Medical Director since joining Healtheon in September 1997. Prior to joining Healtheon, Dr. Saunders was a principal in the consulting firm of A.T. Kearney, Inc./Electronic Data Systems Corporation from September 1994 to August 1997. Prior to that time, Dr. Saunders was Executive Director of managed care programs at San Francisco General Hospital, and served as Medical Director of the San Francisco Department of Public Health, Paramedic Division, from 1988 to 1994. He has conducted healthcare systems research for and has served on the faculties of the University of California at San Francisco, Vanderbilt University and the University of Colorado. Dr. Saunders holds a B.S. in biology from the University of Southern California and an M.D. from Johns Hopkins University.

     John L. Westermann III has served as Vice President, Chief Financial Officer, Secretary and Treasurer of Healtheon since joining Healtheon in July 1998. From August 1996 to July 1998, Mr. Westermann was Chief Financial Officer and Vice President of CSC Continuum, Inc., a unit of Computer Sciences Corporation. For more than five years prior to its acquisition by CSC, Mr. Westermann was Chief Financial Officer, Vice President, Secretary and Treasurer of The Continuum Company, Inc., a provider of IT and consulting services to the financial industry. Mr. Westermann holds a B.A. from Northwestern University and an M.B.A. from the University of Chicago Graduate School of Business.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Healtheon completed the initial public offering of its common stock on February 10, 1999. Healtheon's common stock has been traded on the Nasdaq National Market under the symbol "HLTH" since February 11, 1999. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available for the years ended December 31, 1998 and 1997.

     On February 28, 1999, there were 373 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Factors that may have a significant effect on the market price of our common stock include:

     -    actual or anticipated quarterly variations in our operating results;

     - changes in expectations of future financial performance or changes in estimates of securities analysts;

     -    announcements of technological innovations;

     -    announcements relating to strategic relationships;

     -    customer relationship developments; and

     - conditions affecting the Internet or healthcare industries, in general.

     The trading price of our common stock may be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations many adversely affect the trading price of our common stock, regardless of our actual operating performance.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to Healtheon, litigation would be expensive and would divert management's attention.

     We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto, which are included elsewhere in this report. In May 1998, Healtheon acquired ActaMed in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Healtheon and ActaMed. The consolidated statements of operations data for the three-year period ended December 31, 1998 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the two-year period ended December 31, 1995 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from, and are qualified by reference to, audited consolidated financial statements that are not included in this report. The consolidated statements of operations and balance sheet data as of and for the years ended December 31, 1995 and 1994 are derived solely from the ActaMed statements of operations and balance sheets for such periods because Healtheon did not commence operations until January 1996. See notes 1 and 2 of notes to consolidated financial statements for a discussion of the accounting for the acquisition of ActaMed. Historical operating results are not necessarily indicative of results in the future. Revenue from services to related parties consists of revenue from UnitedHealth Group and SmithKline Labs, customers that are also significant stockholders of Healtheon. See note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing basic and diluted net loss per common share.

                                                                    YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                               -----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
 Revenue:
   Services..................................  $    27,102   $     4,301   $     1,795   $       458   $       190
   Services to related parties...............       20,956         7,309         4,237            --            --
   Software licenses.........................          780         1,780         4,981         1,717            --
                                               -----------   -----------   -----------   -----------   -----------

   Total revenue.............................       48,838        13,390        11,013         2,175           190
 Operating costs and expenses:
   Cost of revenue:
     Cost of services........................       27,640         4,011         1,648         1,573           507
     Cost of services to related parties.....       19,554         6,536         4,919            --            --
     Cost of software licenses...............           --            --           160           343            --
                                               -----------   -----------   -----------   -----------   -----------

     Total cost of revenue...................       47,194        10,547         6,727         1,916           507
   Development and engineering expense.......       19,884        12,986         8,596         2,446         1,863
   Sales, general and administrative expense        24,231        11,031         9,042         1,749           938
   Amortization of intangible assets.........        9,857         4,249         3,189            --            --
   Write-off of offering costs...............        1,620            --            --            --            --
                                               -----------   -----------   -----------   -----------   -----------

   Total operating costs and expenses........      102,786        38,813        27,554         6,111         3,308
                                               -----------   -----------   -----------   -----------   -----------

 Loss from operations........................      (53,948)      (25,423)      (16,541)       (3,936)       (3,118)
 Interest income.............................        1,262           611           539           208           172
 Interest expense............................         (472)         (323)          (56)           (6)          (57)
 Dividends on ActaMed's convertible
   redeemable preferred stock................         (890)       (2,870)       (2,548)           --            --
                                               -----------   -----------   -----------   -----------   -----------

 Net loss....................................      (54,048)      (28,005)      (18,606)       (3,734)       (3,003)
 Dividends on ActaMed's convertible
   redeemable preferred stock................           --            --            --          (724)         (423)
                                               -----------   -----------   -----------   -----------   -----------

Net loss applicable to common
   stockholders..............................  $   (54,048)  $   (28,005)  $   (18,606)  $    (4,458)  $    (3,426)
                                               ===========   ===========   ===========   ===========   ===========



 Basic and diluted net loss per common share   $     (1.54)  $     (3.88)  $     (2.83)  $      (.85)
                                               ===========   ===========  =============  ===========
 Weighted-average shares outstanding used in
   computing basic and diluted net loss per
   common share..............................       34,987         7,223         6,583         5,246
                                               ===========   ===========  ============   ===========

                                                                         DECEMBER 31,
                                              -------------------------------------------------------------------
                                                 1998           1997          1996          1995          1994
                                              -----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 CONSOLIDATED BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
   investments.............................   $    36,817   $    21,804   $     7,539   $     9,386   $     4,186
 Working capital...........................        27,934        14,790         2,505         7,244         4,226
 Total assets..............................        79,940        53,747        34,407        10,801         5,379
 Long-term obligations, net of current
   portion.................................         2,984           932         1,210            --            63
 Convertible redeemable preferred stock....            --        50,948        39,578        16,209         7,919
 Stockholders' equity (net capital
   deficiency).............................        59,413        (9,930)      (14,553)       (7,697)       (2,838)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with Healtheon's consolidated financial statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Healtheon's actual results could differ materially from the results contemplated by these forward-looking statements as a result of certain factors discussed below in "--Factors That May Affect Future Results of Operations" and elsewhere in this Report.


OVERVIEW

     Healtheon is pioneering the use of the Internet to simplify workflows, decrease costs and improve the quality of patient care throughout the healthcare industry. Healtheon's Virtual Healthcare Network, or VHN, solution enables the secure exchange of information among a wide array of disparate healthcare information systems and provides a framework for a broad range of healthcare transactions.

     Healtheon was incorporated in December 1995, commenced operations in January 1996 and until late 1997 had not recognized substantial revenue and was therefore considered to be in the development stage. In May 1998, Healtheon acquired ActaMed, which was incorporated in 1992. The acquisition of ActaMed was accounted for as a pooling of interests. The financial information presented reflects the combined financial position and results of operations of Healtheon and ActaMed for all dates and periods presented. Healtheon's revenue to date has been derived primarily from proprietary non-Internet network services offered by ActaMed and from management and operation of customers' information technology, or IT, infrastructure. In March 1996, ActaMed acquired EDI Services, or EDI, a wholly-owned subsidiary of UnitedHealth Group, in a transaction accounted for as a purchase. Accordingly, the operations of EDI are included in Healtheon's consolidated statements of operations beginning in March 1996. In August 1998, Healtheon acquired substantially all of the assets of Metis, LLC, a leading consulting, design and development firm focused on Internet and intranet-based solutions for medical centers and integrated delivery networks. In connection with this acquisition, Healtheon issued 1,600,000 shares of its common stock, of which 200,000 shares are held in escrow to secure certain indemnification obligations. Of the total shares issued, 476,548 shares were issued to certain employees under restricted stock purchase agreements subject to a lapsing right of repurchase, at Healtheon's option, over the agreements' respective vesting periods. The Metis acquisition was treated as a tax-free reorganization and was accounted for as a purchase.

     Because we have recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets. We began operations in January 1996 and until recently had not earned significant revenue. We have lost money since we began operations and, as of December 31, 1998, we had an accumulated deficit of $103.4 million. In May 1998, we acquired ActaMed and in August 1998, we acquired Metis, LLC. We currently derive our revenue primarily from proprietary non-Internet network services offered by ActaMed, from development and consulting services and from managing and operating our customers' information technology infrastructures. We plan to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing. As a result, we expect that we will continue to lose money through 1999 and we may never achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth certain data expressed as a percentage of total revenue for the periods indicated.

                                                                               YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                        1998             1997              1996
                                                                       ------           ------            ------
Revenue:
  Services...................................................            55.5%            32.1 %            16.3%
  Services to related parties................................            42.9             54.6              38.5
  Software licenses..........................................             1.6             13.3              45.2
                                                                       ------           ------            ------

  Total revenue..............................................           100.0            100.0             100.0
Operating costs and expenses:
  Cost of revenue:
    Cost of services.........................................            56.6             30.0              15.0
    Cost of services to related parties......................            40.0             48.8              44.7
    Cost of software licenses................................              --              --                1.5
                                                                       ------           ------            ------

    Total cost of revenue....................................            96.6             78.8              61.2
  Development and engineering................................            40.7             97.0              78.0
  Sales, general and administrative..........................            49.7             82.4              82.1
  Amortization of intangible assets..........................            20.2             31.7              29.0
  Write-off of offering costs................................             3.3              --                 --
                                                                       ------           ------            ------

  Total operating costs and expenses.........................           210.5            289.9             250.3
                                                                       ------           ------            ------

Loss from operations.........................................          (110.5)          (189.9)           (150.3)
Interest income..............................................             2.6              4.6               4.9
Interest expense.............................................            (1.0)            (2.4)             (0.5)
Dividends on ActaMed's convertible redeemable
  preferred stock............................................            (1.8)           (21.4)            (23.1)
                                                                       ------           ------            ------

Net loss.....................................................          (110.7)%         (209.1)%          (169.0)%
                                                                       ======           ======            ======

  Revenue

     Healtheon earns revenue from services and services to related parties, both of which include providing access to our network-based services, including fixed fee and transaction based services, and performing development and consulting services, and from licensing software. Services revenue also includes revenue from the management and operation of customers' IT infrastructure. Customers may purchase some or all of Healtheon's applications and services and the customer relationship may evolve from utilizing development and consulting services to utilizing transaction and subscription-based services. Healtheon earns network-based services revenue from fixed fee subscription arrangements, which revenue is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which revenue is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as the services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to these services has been recorded as deferred revenue. At December 31, 1998, we had deferred revenue of approximately $1.9 million.

     Total revenue increased to $48.8 million in 1998 from $13.4 million in 1997 and $11.0 million in 1996. Revenue from services was $27.1 million in 1998, $4.3 million in 1997 and $1.8 million in 1996. The significant increase in services revenue in these periods was principally due to new contracts with Brown & Toland Physician Services Organization, or Brown & Toland, and Beech Street Corporation, or Beech Street, for the management and operation of their IT infrastructure beginning in late 1997. To provide these services, we utilize our own personnel, certain outside contractors and certain personnel and facilities of the customers that are leased to Healtheon. The cost of these leased customer personnel and facilities are included as part of the total costs of the IT and development services that we billed to the customers. We recognized revenue for IT services of $15.1 million in 1998 and $2.1 million in 1997. Revenue for IT services included costs of leased personnel and facilities of $11.8 million in 1998 and $1.9 million in 1997. These amounts are also included in cost of services. In addition, we recognized revenue related to development services of $6.5 million in 1998 and $.2 million in 1997. No revenue was recognized from IT services or development services in 1996.

     Revenue from services to related parties consists of services provided to UnitedHealth Group under a Services and License Agreement between ActaMed and UnitedHealth Group dated April 4, 1996, or the UnitedHealth Group Agreement, and services provided to SmithKline Beecham Clinical Laboratories, Inc., or SmithKline Labs, under a Services Agreement between ActaMed and SmithKline Labs dated December 31, 1997, or the Services Agreement. Revenue from services to related parties increased to $21.0 million in 1998 from $7.3 million in 1997 and $4.2 million in 1996. The increase was primarily due to the additional revenue from the December 1997 Services Agreement with SmithKline Labs to service its SCAN laboratory and test order and results service.

     The UnitedHealth Group Agreement has a five-year term. However, the agreement provides that two years after the date of the agreement, or April 4, 1998, the parties will agree on new prices that they agree are competitive with the marketplace. Healtheon and UnitedHealth Group are negotiating the new prices and we anticipate that the new prices will reduce the rates paid by UnitedHealth Group. The Services Agreement with SmithKline Labs also has a five year term, but provides that the parties will negotiate new rates as of January 1, 2001 and every two years thereafter. Under the terms of the Services Agreement, the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by Healtheon to similar customers.

      ActaMed entered into a national marketing and licensing agreement, or the Agreement, with International Business Machines Corporation in 1995 that granted IBM a nonexclusive, nontransferable right to market ActaMed's software and services for a total of $6.3 million. Under the Agreement, we recognized software license revenue of approximately $1.2 million in 1997 and approximately $3.4 million in 1996, upon delivery of the software. All revenue under the Agreement had been recognized by the end of 1997.

     In December 1996, ActaMed entered into a new agreement, or the License, to license its newly granted patent to IBM. As part of the License, IBM agreed to pay $4.8 million over a four-year period, $1.0 million in December 1996 and the remaining balance in 48 equal monthly installments commencing in January 1997. Additionally, in conjunction with the License, we issued IBM a five-year warrant to purchase 282,522 shares of our common stock at a price of $7.97 per share. Because of the extended payment terms and ActaMed's contentious relationship with IBM, ActaMed concluded that the license fee was not assured of collection and, accordingly, we are recognizing this revenue as the proceeds are collected. We recognized revenue from the License of $.8 million in 1998, $.8 million in 1997 and $1.0 million in 1996. Deferred revenue at December 31, 1998 included $1.6 million related to the License.

     Healtheon does not expect that it will earn a material amount of revenue from software licenses in the foreseeable future.

     We have developed strategic relationships with healthcare industry leaders, including UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street. These four companies each accounted for over 10% and together accounted for approximately 87% of our total revenue in 1998. UnitedHealth Group and SmithKline Labs accounted for all of our revenue from services to related parties. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The loss of one or more of our significant customers, or a decline in the volume of business generated by these customers, could have a material adverse effect on our business, financial condition and results of operations.

  Cost of Revenue

     Cost of services and cost of services to related parties consist of costs related to services Healtheon provides to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for consulting and development personnel, network operations personnel and customer support personnel; telecommunication costs; depreciation and maintenance of network equipment; amortization of certain intangible assets; a portion of facilities expenses; and leased personnel and facilities costs. Cost of software licenses consists primarily of expenses related to royalties and sublicensing fees. There were no costs related to software licenses in 1998 or 1997. Given Healtheon's limited operating history, changes in revenue mix, limited history of Internet-based network services, recent investments in personnel, amortization of infrastructure investments and evolving business model, we believe that analysis of historical cost of revenue as a percentage of revenue is not meaningful. We anticipate that our total cost of revenue will increase in absolute dollars in the future.

     Total cost of revenue was $47.2 million in 1998, $10.5 million in 1997 and $6.7 million in 1996. Cost of services increased to $27.6 million in 1998 from $4.0 million in 1997 and $1.7 million in 1996. The increases included costs of leased personnel and facilities utilized to provide IT services totaling $11.8 million in 1998 and $1.9 million in 1997 as well as costs related to development services of $6.5 million in 1998 and $.2 million in 1997. The remainder of the increase resulted from increased personnel and expansion of our network infrastructure to support current customers and future business activities. We believe that our margin on services revenue will continue to be negative until revenue from other than IT and development services increases.

     Cost of services to related parties was $19.6 million in 1998, $6.5 million in 1997 and $4.9 million in 1996. These increases resulted from higher personnel and network operation costs required to support increased transactions from our SCAN services under the Services Agreement with SmithKline Labs as well as increased transaction volume under the UnitedHealth Group Agreement.

  Development and Engineering

     Development and engineering expense, which excludes development expenses that are included in cost of revenue, consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to engineering personnel, fees to outside contractors and consultants, a portion of facilities expenses and the depreciation and maintenance of capital equipment used in the development process. We believe our success is partially dependent upon our ability to introduce new applications in several healthcare markets in a relatively short period of time. Accordingly, Healtheon intends to continue recruiting and hiring experienced engineering personnel and to continue making other investments in development and engineering. We expect that development and engineering expenses will continue to increase in absolute dollars. Currently, all development and engineering expenses are expensed as incurred.

     Development and engineering expense was $19.9 million in 1998, $13.0 million in 1997 and $8.6 million in 1996. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services.

  Sales, General and Administrative

     Sales, general and administrative expense consists primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel; commissions; costs and expenses for marketing programs and trade shows; fees for professional services; and costs of accounting and internal control systems to support our operations. We anticipate that sales, general and administrative expense will continue to increase in absolute dollars as we add sales, marketing and administrative personnel, increase our marketing and promotional activities and incur costs related to being a public company, such as directors' and officers' liability insurance premiums and professional fees.

     Sales, general and administrative expense increased to $24.2 million in 1998 from $11.0 million in 1997 and $9.0 million in 1996. The amortization of deferred stock compensation expense accounted for $2.8 million of the increase in 1998 and $.6 million of the increase in 1997. In addition, 1998 includes $.8 million of costs related to the merger with ActaMed. Substantially all of the remainder of the increase in both 1998 and 1997 resulted from salaries and related support costs for added sales personnel and executive management.

     Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of Healtheon's common stock at the time of those grants. Healtheon recorded deferred stock compensation of $8.2 million in 1998 and $2.7 million in 1997. The deferred stock compensation balance at December 31, 1998 was $6.9 million. From January 1, 1999 through February 10, 1999, the date of our initial public offering, Healtheon granted additional stock options for which it will record approximately $6.0 million of additional deferred stock compensation. The deferred stock compensation balance will be amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants. Amortization is estimated to total $7.7 million for 1999, $3.4 million for 2000, $1.5 million for 2001 and $.3 million for 2002.

  Amortization of Intangible Assets

     Amortization of intangible assets was $9.9 million in 1998, $4.2 million in 1997 and $3.2 million in 1996. The intangible assets include those arising from the acquisitions of EDI from UnitedHealth Group in March 1996 and of Metis in August 1998 as well as certain intangible assets related to SCAN acquired from SmithKline Labs in December 1997 through June 1998. All of these assets are being amortized over a three-year life except the value of the assembled workforce of Metis, which is being amortized over two years. Although the Services and License Agreement entered into with UnitedHealth Group in connection with the acquisition of EDI has a five year term, Healtheon determined that a three year amortization period was appropriate for the EDI-related assets due to the price renegotiation required by such agreement, the probability that the purchased technology and software would be replaced within three years and the uncertain profitability of the agreement after the price renegotiation. Similarly, although the Services Agreement entered into with SmithKline Labs in connection with the acquisition of the SCAN-related assets has a five year term, Healtheon determined that a three year amortization period was appropriate for the SCAN related assets due to the price renegotiation required by such agreement, the probability that the purchased technology and software would be replaced within three years and the uncertain profitability of the agreement after the price renegotiation. There can be no assurance that Healtheon's services to UnitedHealth Group and SmithKline Labs will be profitable after the price renegotiations required by the agreements, particularly given the uncertainty of future rates and volumes under those agreements. At December 31, 1998, a total of $19.9 million remained to be amortized. Amortization charges are estimated to be $10.1 million in 1999 and $8.2 million in 2000, assuming no impairment of the remaining unamortized intangible asset balances. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

  Write-off of Offering Costs

     In October 1998, Healtheon withdrew a planned initial public offering and wrote off the accumulated costs related to the planned offering. These costs consisted primarily of professional fees for legal and accounting services and printing costs.

  Interest Income and Expense

     Interest income has been derived primarily from the investment of excess cash. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $.8 million in 1998, $.3 million in 1997 and $.5 million in 1996. The 1998 increase was due to higher average cash balances resulting from the proceeds of our $25.0 million preferred stock financing in October 1997 and our $46.1 million preferred stock financing in October 1998. We expect that net interest income may increase in the near term as the proceeds of our initial public offering in February 1999 are invested.

  Dividends on ActaMed's Convertible Redeemable Preferred Stock

     Because dividends on ActaMed's convertible redeemable preferred stock were cumulative whether declared or not, ActaMed accrued the dividends on a quarterly basis. Dividends of $.9 million in 1998, $2.9 million in 1997 and $2.5 million in 1996 were charged against income in the consolidated statements of operations. None of the dividends were paid, and, in conjunction with approving the acquisition of ActaMed by Healtheon, ActaMed's preferred stockholders waived their right to receive the dividends, which totaled $7.5 million at the time of the acquisition. The ActaMed preferred stockholders received an aggregate of 17,252,408 shares of Healtheon common stock in exchange for their ActaMed convertible redeemable preferred stock.

  Income Taxes

     At December 31, 1998, Healtheon had net operating loss carryforwards for federal income tax purposes of $76.5 million and federal tax credits of $1.8 million, both expiring from 2009 through 2018. Of these net operating losses, $19.9 million relates to a consolidated subsidiary. This loss carryforward is available only to offset future taxable income of that subsidiary. Because of the "change of ownership" provisions of the Internal Revenue Code, a portion of Healtheon's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. Thus, a portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

  Our quarterly operating results may vary.

     Fluctuations in our quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including:

     -    changes in our strategic relationships;

     -    future acquisitions;

     -    our entry into new healthcare markets;

     -    new customers;

     -    new application and service offerings;

     -    software defects, delays in development and other quality factors;

     -    customer demand for our applications and services;

     -    our ability to meet project milestones or customer expectations;

     -    our mix of consulting and transaction fee revenue;

     -    variability in demand of Internet-based healthcare solutions;

     -    changes within the healthcare industry; and

     -    seasonality of demand.

     We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our spending in the short-term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer.

  The healthcare industry may not accept our solutions.

     To be successful, we must attract a significant number of customers throughout the healthcare industry. To date, the healthcare industry has been resistant to adopting new information technology solutions. Electronic information exchange and transaction processing by the healthcare industry is still developing. We believe that complexities in the nature of the healthcare transactions that must be processed have hindered the development and acceptance of information technology solutions by the industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect it will. Even if the conversion does occur as rapidly as we expect, healthcare industry participants may use applications and services offered by others.

     We believe that we must gain significant market share with our applications and services before our competitors introduce alternative products, applications or services with features similar to our current or proposed offerings. Our business plan is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of the transaction services available on our platform increase. We may not achieve the critical mass of users we believe is necessary to become successful. In addition, we expect to generate a significant portion of our revenue from subscription and transaction-based fees. Consequently, any significant shortfall in the number of users or transactions occurring over our platform would adversely affect our financial results.

  We rely on strategic relationships to generate revenue.

     To be successful, we must establish and maintain strategic relationships with leaders in a number of healthcare industry segments. This is critical to our success because we believe that these relationships will enable us to:

     - extend the reach of our applications and services to the various participants in the healthcare industry;

     -    obtain specialized healthcare expertise;

     -    develop and deploy new applications;

     -    further enhance the Healtheon brand; and

     -    generate revenue.

     Entering into strategic relationships is complicated because some of our current and future partners may decide to compete with us. In addition, we may not be able to establish relationships with key participants in the healthcare industry if we have established relationships with competitors of these key participants. Consequently, it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential partners may resist working with us until our applications and services have been successfully introduced and have achieved market acceptance.

     As we establish strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our platform, applications and services. To date, we have established only a limited number of strategic relationships and these relationships are in the early stages of development. We have limited experience in establishing and maintaining strategic relationships with healthcare industry participants. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic partners fail to actively pursue additional business relationships and partnerships, we would not be able to execute our business plans and our business would suffer significantly. On February 9, 1999, SmithKline Beecham announced that it has agreed to sell SmithKline Labs to Quest Diagnostics, Incorporated. SmithKline Labs has been one of our strategic partners since December 1997, and our relationship with them has been beneficial. Our agreements with SmithKline Labs will remain in effect as a result of the acquisition. However, we will need to work with a new business partner, which involves risks such as different customer requirements and working relationships. At this time, we are not aware of Quest's intentions regarding our relationship with SmithKline Labs. Our business could be adversely affected if Quest does not pursue the relationship to the same extent as SmithKline Labs. In addition, our ability to take advantage of our relationship with SmithKline Labs may be impaired because the attention of management of the combining companies may be diverted during and after the acquisition. We may not experience increased use of our platform, applications and services even if we establish and maintain these strategic relationships. For additional information regarding our strategic relationships, see "Business--Strategic Relationships."

  Our business will suffer if we do not expand our suite of applications.

     Our business will suffer if we do not expand the breadth of our applications quickly. We currently offer a limited number of applications on our platform and our future success depends on quickly introducing new applications in several healthcare segments. We do not have the internal resources and specialized healthcare expertise to develop all these applications independently. Consequently, we must rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with existing customer legacy computer systems and our platform. Developing, integrating and customizing these applications will be expensive and time consuming. Even if we are successful, these applications may never achieve market acceptance, which could also cause our business to suffer.

  We must acquire technologies and companies to increase our customer base.

     We expect to continue to acquire technologies and other healthcare technology companies to increase the number and variety of applications on our platform and to increase our customer base. For example, in May 1998 we acquired ActaMed, and in August 1998 we acquired substantially all the assets of Metis, LLC. To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies.

     Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. The healthcare industry is consolidating and we expect that we will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

     We intend to pay for some of our acquisitions by issuing additional common stock and this could dilute our stockholders. We may also use cash to buy companies or technologies in the future. If we do use cash, we may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase our operating expenses.

  We must manage our growth.

     We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. As of December 31, 1998, we have grown to 648 employees and independent contractors, from 176 employees and independent contractors on December 31, 1997. A large portion of this increase resulted from our acquisitions of ActaMed in May 1998 and Metis, LLC in August 1998, which increased our payroll by 230 employees. We expect to hire a significant number of new employees to support our business.

     Our current information systems, procedures and controls may not continue to support our operations and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of evaluating our accounting and management information systems and anticipate that we may implement new systems within the next twelve months. We could experience interruptions to our business while we transition to new systems.

   Our business will suffer if commercial users do not accept Internet solutions.

     Our business model depends on the adoption of Internet solutions by commercial users. Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     - inadequate development of the necessary infrastructure for communication speed, access and server reliability;

     -    security and confidentiality concerns;

     - lack of development of complementary products, such as high-speed modems and high-speed communication lines;

     -    implementation of competing technologies;

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

     -    governmental regulation.

     We expect Internet use to grow in number of users and volume of traffic. The Internet infrastructure may be unable to support the demands placed on it by this continued growth.

     Growth in the demand for our applications and services depends on the adoption of Internet solutions by healthcare participants, which requires the acceptance of a new way of conducting business and exchanging information. The healthcare industry, in particular, relies on legacy systems that may be unable to benefit from our Internet-based platform. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases. We can process transactions for healthcare participants that maintain information on their own proprietary databases. However, the benefits of our connectivity and sophisticated information management solution are limited under these circumstances. Customers using legacy and client-server systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for older systems.

  Performance or security problems with our systems could damage our business.

     Our customer satisfaction and our business could be harmed if we or our customers experience any system delays, failures or loss of data. We currently process substantially all our customer transactions and data at our facilities in Santa Clara, California and Atlanta, Georgia. Although we have safeguards for emergencies, we do not have backup facilities to process information if either of these facilities is not functioning. The occurrence of a major catastrophic event or other system failure at either the Santa Clara or the Atlanta facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages.

     A material security breach could damage our reputation or result in liability to us. We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

  Technology may change faster than we can update our applications and services.

     Healthcare information exchange and transaction processing is a relatively new and evolving market. The pace of change in our markets is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards. See "Business--Development and Engineering."

  Our platform infrastructure and its scalability are not proven.

     So far, we have processed a limited number and variety of transactions over our platform. Similarly, a limited number of healthcare participants use our platform. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation will be expensive and will divert our attention from other activities.

     Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of our service agreements would directly and significantly impact our business. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all.

  Our revenues are concentrated in a few customers.

     We expect that we will generate a significant portion of our revenue from a small number of customers for the next few years. If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business. For example, we receive a substantial majority of our revenue from four customers. UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street each accounted for over 10% and together accounted for approximately 87% of our total revenue in 1998. In addition, UnitedHealth Group and Brown & Toland each accounted for over 10% and together accounted for approximately 70% of our total revenue in 1997. Customers who also own shares of our stock, including UnitedHealth Group and SmithKline Labs, accounted for 43% of our total revenue in 1998 and 55% of our total revenue in 1997. UnitedHealth Group owns approximately 12.7% of our stock and SmithKline Labs owns approximately 8.8% of our stock. See "Business--Strategic Relationships."

  We face significant competition.

     The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers than us. We may be unable to compete successfully against these organizations.

     Many of our competitors have announced or introduced Internet strategies that will compete with our applications and services. We have many competitors, including:

     - healthcare information software vendors, including HBO & Company and Shared Medical Systems Corporation;

     - healthcare electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     - large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation; and

     -    small regional organizations.

In addition, we expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of our large customers may also compete with us. See "Business--Competition."

  Changes in the healthcare industry could adversely affect our business.

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

     Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our applications and services. If we were forced to reduce our prices, our operating margins would decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

  Government regulation could adversely affect our business.

     Our business is subject to government regulation. Existing as well as new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as:

     -    user privacy;

     -    pricing;

     -    content;

     -    copyrights;

     -    distribution; and

     -    characteristics and quality of products and services.

     Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for our applications and services may be affected by additional regulation of the Internet. For example, until recently current Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

     We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically.

     Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays in order to revise our platform and applications. In addition, our success depends on other healthcare participants complying with these regulations.

     Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration, or the FDA. We do not believe that our current applications or services are subject to FDA regulation. We may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

  We may face product-related liabilities.

     Although we and our customers test our applications, they may contain defects or result in system failures. In addition, our platform may experience problems in security, availability, scalability or other critical features. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs.

     Many of our strategic relationships and services agreements involve providing critical information technology services to our clients' businesses. Providing these services is complex because our clients have complex computing system environments. If we fail to meet our clients' expectations, our reputation could suffer and we could be liable for damages. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk. Finally, we could become liable if confidential information is disclosed inappropriately.

     Our contracts limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

     Our proprietary technology may be subjected to infringement claims or may be infringed upon.

     Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights. See "Business--Intellectual Property."

  Lengthy sales and implementation cycles for our solutions could adversely affect our revenue growth.

     A key element of our strategy is to market our solutions directly to large healthcare organizations. We are unable to control many of the factors that will influence our customers' buying decisions. We expect that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

     We will need to expend substantial resources to integrate our applications with the existing legacy and client-server architectures of large healthcare organizations. We have limited experience in integrating our applications with large, complex architectures, and we may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from these applications and could adversely affect our results of operations.

  Our business will be adversely affected if we cannot attract and retain key personnel.

     Our success will depend significantly on our senior management team and other key employees. We need to attract, integrate, motivate and retain additional highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including W. Michael Long, our Chief Executive Officer, and Pavan Nigam, our Vice President, Engineering, is critical to our success. We do not maintain key person life insurance for anyone.


LIQUIDITY AND CAPITAL RESOURCES

     Healtheon has funded its operations since inception primarily through the private placement of equity securities, through which we had raised net proceeds of $106.2 million through December 31, 1998. We have also financed our operations through equipment lease financing and bank borrowings. As of December 31, 1998, we had outstanding equipment lease financing and bank borrowings of $6.5 million. As of December 31, 1998, we had approximately $36.8 million of cash, cash equivalents and short-term investments.

     Cash used in operating activities was $27.0 million in 1998, $16.4 million in 1997 and $9.6 million in 1996. The cash used during these periods was primarily attributable to net losses of $54.0 million in 1998, $28.0 million in 1997 and $18.6 million in 1996 offset in part by depreciation and amortization and dividends on ActaMed's convertible redeemable preferred stock. These losses were principally related to increased development and engineering expenses and sales, general and administrative expenses.

     Investments in property and equipment, excluding equipment acquired under capital leases, and internally developed software were $6.3 million in 1998, $2.8 million in 1997 and $2.0 million in 1996. In 1997, Healtheon used $5.3 million of cash to purchase short-term investments. In 1998, Healtheon purchased an additional $22.5 million of short-term investments and realized $10.4 million in cash from maturities of its short-term investments. Healtheon had no purchases or maturities of short-term investments in 1996.

     Cash provided by financing activities was $49.0 million in 1998, $34.6 million in 1997 and $11.1 million in 1996, resulting primarily from net proceeds from the sale of preferred stock and, to a lesser extent, from a bank line and bridge note financing in 1997. In addition, proceeds from the issuance of common stock in 1998 totaled $3.7 million.

     As of December 31, 1998, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 1998 consisted of obligations of $12.5 million under operating leases and $5.8 million under capital leases. See Note 6 of Notes to Consolidated Financial Statements.

     In February 1999, Healtheon completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $41.9 million. We currently anticipate that the net proceeds from the offering, together with our available cash resources and credit facilities, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. However, we may need to raise additional funds within the next 12 months to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.


YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements. Healtheon's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by Healtheon to deliver services to its customers, including our proprietary software systems as well as hardware and software supplied by third parties; communications networks, such as the Internet and private intranets, which we depend on to provide electronic transactions to our customers; the internal systems of our customers and suppliers; the hardware and software systems we use internally in the management of our business; and non-information technology systems and services we use in our business, such as telephone systems and building systems.

     Healtheon has reviewed the proprietary software systems we use to deliver services to our customers. Although we believe that our internally developed applications and systems are designed to be Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. Also, two systems acquired by ActaMed, specifically SCAN and ProviderLink, which together accounted for approximately 42% of our total revenue in 1998, will require modifications to become Year 2000 compliant. We plan to release Year 2000 upgrades to these systems in early 1999. We estimate the cost of these Year 2000 upgrades to be less than $1.0 million. In addition, our SCAN product is installed on approximately 4,650 Healtheon-owned workstations located in provider offices. Many of these workstations are not Year 2000 compliant and we must upgrade or replace them. We expect the costs of such upgrades or replacements to be less than $1.0 million. However, we could experience delays and cost overruns in the development of these upgrades, the upgrades could contain defects and we could experience difficulties in getting our installed base of physicians to implement these upgrades in a timely manner. If we experience these or other difficulties in developing and deploying our Year 2000 upgrades, revenue from SCAN and ProviderLink could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. Failure of third-party or of our equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, financial condition and results of operations. In certain of our agreements, we warrant that our applications and services are Year 2000 compliant. Failure of our applications and services to be Year 2000 compliant could result in the termination of these agreements or in liability for damages, either of which could have a material adverse effect on our business, financial condition and results of operations. We do not believe that the expenditures to upgrade our internal systems and applications will have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, the success of our efforts may depend on the success of other healthcare participants in dealing with their Year 2000 issues. Many of these organizations are not Year 2000 compliant, and the impact of widespread customer failure on Healtheon's systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with healthcare transactions or information, which might expose us to significant potential liability. If client failures result in the failure of our systems, Healtheon's business, financial condition and results of operations would be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement Healtheon's applications and services.

     Healtheon, with the assistance of an independent consulting firm specializing in Year 2000 issues, has conducted a formal assessment of our Year 2000 exposure and is taking steps to address the identified points of exposure. We expect to complete our Year 2000 remediation efforts by mid-1999. We do not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133 for the year ending December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Postion, or SOP, 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. We are required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is expected to have no material impact on our financial condition or results of operations.

     In December 1998, the AICPA issued SOP. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. We are required to implement SOP 98-9 for the year ending December 31, 2000. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements through Healtheon's year ending December 31, 1999. Adoption of SOP 98-9 is expected to have no material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of Healtheon's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of December 31, 1998, all of our investments mature in less than one year. See note 1 of notes to consolidated financial statements.

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 1998. This table does not include money market funds because those funds are not subject to market risk.

                                                             MATURING IN
                                                     ---------------------------
                                                                    THREE MONTHS
                                                     THREE MONTHS        TO                           FAIR
                                                        OR LESS       ONE YEAR         TOTAL          VALUE
                                                     ------------   ------------    ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
     Included in cash and cash equivalents.........  $     16,858             NA    $   16,858     $    16,858
       Weighted-average interest rate..............          5.41%

     Included in short-term investments............  $      7,953   $      9,475    $   17,428     $    17,428
       Weighted-average interest rates.............          5.40%          5.06%

EXCHANGE RATE SENSITIVITY

     Healtheon operates solely within the United States and, therefore, has no exposure related to foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS

     Healtheon's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS."

SUPPLEMENTAL DATA

     The following tables set forth quarterly supplemental data for each of the years in the two-year period ended December 31, 1998 and reflect Healtheons's results as restated to reflect our acquisition of ActaMed in 1998, which was accounted for as a pooling of interests. See note 2 of notes to consolidated financial statements.

                                                                 1998
                               -----------------------------------------------------------------------------
                                                       QUARTER ENDED                                 YEAR
                               ------------------------------------------------------------         ENDED
                               MARCH 31          JUNE 30         SEPT. 30          DEC. 31          DEC. 31
                               ---------        ---------        ---------        ---------        ---------
                                              (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ..................     $   9,754        $  10,899        $  12,578        $  15,607        $  48,838
Total operating costs
  and expenses ...........        18,782           23,698           26,194           34,112          102,786
Loss from operations .....        (9,028)         (12,799)         (13,616)         (18,505)         (53,948)
Dividends on ActaMed's
  convertible redeemable
  preferred stock ........          (890)              --               --               --             (890)
Net loss .................        (9,676)         (12,655)         (13,529)         (18,188)         (54,048)
Basic and diluted
  net loss per share .....         (1.19)            (.47)            (.26)            (.34)           (1.54)

                                                                1997
                               ------------------------------------------------------------------------
                                                       QUARTER ENDED                             YEAR
                               --------------------------------------------------------          ENDED
                               MARCH 31        JUNE 30         SEPT. 30        DEC. 31          DEC. 31
                               --------        --------        --------        --------        --------
                                              (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ................       $  1,922        $  2,364        $  2,714        $  6,390        $ 13,390
Total operating costs
  and expenses .........          8,656           8,327           9,090          12,740          38,813
Loss from operations ...         (6,734)         (5,963)         (6,376)         (6,350)        (25,423)
Dividends on ActaMed's
  convertible redeemable
  preferred stock ......           (783)           (823)           (776)           (488)         (2,870)
Net loss ...............         (7,421)         (6,756)         (7,096)         (6,732)        (28,005)
Basic and diluted
  net loss per share ...          (1.05)           (.92)          (1.06)           (.86)          (3.88)

     Our quarterly operating results have varied in the past and we expect that they will continue to vary in future periods depending on a number of factors described below and in "Management's Discussion and Analysis of Financial Condition and Operating Results--Factors That May Affect Future Results of Operations." Our services revenue in any quarter depends on our mix of consulting and transaction fee revenue and our ability to meet project milestones and customer expectations.

     To increase our revenue in any operating period, we must enter new markets and develop new applications and services offerings required by our customers. Our operating results will be harmed if we experience delays in developing new applications and services for our customers or defects in our applications.

     We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our spending in the short-term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Healtheon's current executive officers is included in Item 4A of this Report.

     Information regarding Healtheon's directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. This information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report

          1.   Financial statements

               -    Report of Ernst & Young LLP, Independent Auditors

               -    Independent Auditors' Report

               -    Consolidated Balance Sheets
                    As of December 31, 1998 and 1997

               -    Consolidated Statements of Operations
                    Years Ended December 31, 1998, 1997 and 1996

               - Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Equity (Net Capital Deficiency) Years Ended December 31, 1998, 1997 and 1996

               -    Consolidated Statements of Cash Flows
                    Years Ended December 31, 1998, 1997 and 1996

               -    Notes to Consolidated Financial Statements

          2.   Financial statement schedules

               Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

          3.   Exhibits

               (a) Index to Exhibits

                                                                      INCORPORATED BY REFERENCE
   EXHIBIT                                                      ----------------------------------------      FILED
    NUMBER                    EXHIBIT DESCRIPTION                 FORM          DATE            NUMBER       HEREWITH
  ---------    -------------------------------------------      ---------     ---------        ---------    -----------
       3.2      Amended and Restated Certificate of
                Incorporation of the Registrant                    S-1         1/14/99            3.2

       3.4      Bylaws of the Registrant                           S-1         1/14/99            3.4

      10.1      Form of Indemnification Agreement to be
                entered into by the Registrant with each of
                its directors and officers                         S-1         1/14/99           10.1

      10.2      1996 Stock Plan and form of Stock Option
                Agreement thereunder                               S-1         1/14/99           10.2

      10.3      ActaMed Corp. 1997 Stock Option Plan               S-1         1/14/99           10.3

      10.4      ActaMed Corp. 1996 Stock Option Plan               S-1         1/14/99           10.4

      10.5      ActaMed Corp. 1995 Stock Option Plan               S-1         1/14/99           10.5

      10.6      ActaMed Corp. 1994 Stock Option Plan               S-1         1/14/99           10.6

                                                                      INCORPORATED BY REFERENCE
   EXHIBIT                                                      ----------------------------------------      FILED
    NUMBER                    EXHIBIT DESCRIPTION                 FORM          DATE            NUMBER       HEREWITH
  ---------    -------------------------------------------      ---------     ---------        ---------    -----------
      10.7      ActaMed Corp. 1993 Class B Common Stock Option
                Plan                                               S-1         1/14/99           10.7

      10.8      ActaMed Corp. 1992 Stock Option Plan               S-1         1/14/99           10.8

      10.9      ActaMed Corp. 1996 Director Stock Option Plan,
                as amended                                         S-1         1/14/99           10.9

      10.10     Amended and Restated Investors' Rights
                Agreement dated as of May 19, 1998 among the
                Registrant and certain of the Registrant's
                security holders                                   S-1         1/14/99           10.10

      10.11     Lease Agreement, dated December 2, 1997,
                between Larvan Properties and Registrant,
                including addenda                                  S-1         1/14/99           10.11

      10.12     Lease Agreement, dated November 6, 1995, as
                amended, between ActaMed Corporation and
                ZML-Central Park L.L.C., including addenda         S-1         1/14/99           10.12

      10.13*    Services and License Agreement, dated April 4,
                1996, between ActaMed Corporation and United
                HealthCare Corporation                             S-1         1/14/99           10.13

      10.14*    Services Agreement, dated as of December 31,
                1997, as amended, between ActaMed Corporation
                and SmithKline Beecham Clinical Laboratories,
                Inc.                                               S-1         1/14/99           10.14

      10.15*    Assets Purchase Agreement, dated as of
                December 31, 1997, as amended, between ActaMed
                Corporation and SmithKline Beecham Clinical
                Laboratories, Inc.                                 S-1         1/14/99           10.15

      10.16*    License Agreement, dated as of December 31,
                1997, between ActaMed Corporation and
                SmithKline Beecham Clinical Laboratories, Inc.     S-1         1/14/99           10.16

      10.17*    Development Agreement, dated as of October 31,
                1997, between ActaMed Corporation and
                SmithKline Beecham Clinical Laboratories, Inc.     S-1         1/14/99           10.17

      10.18*    Services, Development and License Agreement
                dated as of December 15, 1997, between the
                Registrant and Beech Street Corporation            S-1         1/14/99           10.18

      10.19*    Services, Development and License Agreement
                dated as of September 30, 1997, between the
                Registrant and Brown & Toland Physician
                Services Organization                              S-1         1/14/99           10.19

                                                                      INCORPORATED BY REFERENCE
   EXHIBIT                                                      ----------------------------------------      FILED
    NUMBER                    EXHIBIT DESCRIPTION                 FORM          DATE            NUMBER       HEREWITH
  ---------    -------------------------------------------      ---------     ---------        ---------    -----------
      10.20     Amended and Restated Securities Purchase
                Agreement, dated as of August 15, 1996,
                between the Registrant and investors               S-1         1/14/99           10.20

      10.21     Amended and Restated Series B Preferred Stock
                Purchase Agreement dated October 31, 1996,
                between the Registrant and investors               S-1         1/14/99           10.21

      10.22     Form of Series B Preferred Stock Purchase
                Warrant between the Registrant and certain of
                the Registrant's investors                         S-1         1/14/99           10.22

      10.23     Series C Preferred Stock Purchase Agreement
                dated July 25, 1997, between the Registrant
                and investors                                      S-1         1/14/99           10.23

      10.24     Series D Preferred Stock Purchase Agreement
                dated October 13, 1997, between the Registrant
                and investors                                      S-1         1/14/99           10.24

      10.25     Full Recourse Promissory Note dated as of July
                11, 1997, between the Registrant and W.
                Michael Long                                       S-1         1/14/99           10.25

      10.26     Form of Promissory Note for Bridge Financing       S-1         1/14/99           10.26

      10.27     W. Michael Long Employment Agreement               S-1         1/14/99           10.27

      10.28     Michael Hoover Employment Agreement,
                as amended                                         S-1         1/14/99           10.28

      10.29     1998 Employee Stock Purchase Plan                  S-1         1/14/99           10.29

      10.30     Series A Preferred Stock Purchase Agreement,
                dated as of October 31, 1998, between the
                Registrant and investors                           S-1         1/14/99           10.30

      10.31*    Asset Purchase Agreement, dated December 31,    Amendment
                1998, between the Registrant and SmithKline     No. 1 to
                Beecham Clinical Laboratories, Inc.             Form S-1        2/4/99           10.31

      10.32*    Services Agreement dated January 19, 1999,      Amendment
                between the Registrant and SmithKline Beecham   No. 1 to
                Clinical Laboratories, Inc.                     Form S-1        2/4/99           10.32

                                                                      INCORPORATED BY REFERENCE
   EXHIBIT                                                      ----------------------------------------      FILED
    NUMBER                    EXHIBIT DESCRIPTION                 FORM          DATE            NUMBER       HEREWITH
  ---------    -------------------------------------------      ---------     ---------        ---------    -----------
      21.1      Subsidiaries of the Registrant                                                                  X

      27.1      Financial Data Schedule                                                                         X

     * Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed in the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 30th day of March, 1999.


                                          HEALTHEON CORPORATION

                                          By /s/  W. Michael Long
                                             -----------------------------------
                                             W. Michael Long,
                                             Chief Executive Officer


     Each person whose signature appears below constitutes and appoints John L. Westermann III, Jack Dennison and Kallen Chan and any two of them, as attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and any two of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as to all intents and purposes that he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any two of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.


            SIGNATURE                                 TITLE
-----------------------------------     -----------------------------------

/s/ W. Michael Long                     Chief Executive Officer and Director
-----------------------------------     (Principal Executive Officer)
    W. Michael Long

/s/ John L. Westermann III              Chief Financial Officer
-----------------------------------     (Principal Finance and Accounting
    John L. Westermann III              Officer)

/s/ James H. Clark                      Chairman of the Board
-----------------------------------
    James H. Clark

/s/ L. John Doerr                       Director
-----------------------------------
    L. John Doerr

/s/ Michael K. Hoover                   President and Director
-----------------------------------
    Michael K. Hoover

/s/ Thomas A. Jermoluk                  Director
-----------------------------------
    Thomas A. Jermoluk

/s/ C. Richard Kramlich                 Director
-----------------------------------
    C. Richard Kramlich

/s/ William W. McGuire, M.D.            Director
-----------------------------------
    William W. McGuire, M.D.

/s/ P.E. Sadler                         Director
-----------------------------------
    P.E. Sadler

/s/ Laura D'Andrea Tyson                Director
-----------------------------------
    Laura D'Andrea Tyson

/s/ Tadataka Yamada, M.D.               Director
-----------------------------------
    Tadataka Yamada, M.D.

                              SUMMARY OF TRADEMARKS

     The following trademarks and service marks of Healtheon Corporation, which may be registered in certain jurisdictions, may be referenced in this Form 10-K:

TRADEMARKS
Healtheon
Healtheon's logo
Healtheon ProviderWorks
Healtheon ProviderLink
Virtual Healthcare Network
VHN


     All other brand or product names are trademarks or registered trademarks of their respective holders.

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, Healtheon's consolidated financial statements are provided in this separate section. The consolidated financial statements included in this section are as follows:

                              FINANCIAL STATEMENT DESCRIPTION                                     PAGE
----------------------------------------------------------------------------------------------   ------
     - Report of Ernst & Young LLP, Independent Auditors...................................        45
     - Independent Auditors' Report........................................................        46
     - Consolidated Balance Sheets.........................................................        47
       As of December 31, 1998 and 1997
     - Consolidated Statements of Operations...............................................        48
       For the Years Ended  December 31, 1998, 1997 and 1996
     - Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders'
       Equity (Net Capital Deficiency).....................................................        49
       For the Years Ended December 31, 1998, 1997 and 1996
     - Consolidated Statements of Cash Flows...............................................        52
       For the Years Ended December 31, 1998, 1997 and 1996
     - Notes to Consolidated Financial Statements..........................................        54

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Healtheon Corporation

     We have audited the accompanying consolidated balance sheets of Healtheon Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In May 1998, the Company acquired ActaMed Corporation in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of ActaMed Corporation for the year ended December 31, 1996, which statements reflect revenues and a net loss constituting approximately 89% and 54%, respectively, of the related consolidated financial statement totals for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ActaMed Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healtheon Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                              /s/ ERNST & YOUNG LLP




Palo Alto, California
February 16, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors of ActaMed Corporation

     We have audited the consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (net capital deficiency), and cash flows of ActaMed Corporation and subsidiary (the "Company") for the year ended December 31, 1996 (the consolidated financial statements for 1996 are not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (net capital deficiency), and cash flows present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
June 20, 1997 (September 26, 1998 as to Note 1--Net Loss per Common Share, paragraph 2 and Note 2--Acquisition of EDI Services, Inc., paragraph 4)

                              HEALTHEON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                        ---------        ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................................       $  19,389        $  16,504
  Short-term investments ........................................................          17,428            5,300
  Accounts receivable, net of allowance for doubtful accounts of $152
  in 1998 and $71 in 1997 .......................................................           4,594            2,723
  Due from related parties ......................................................           3,360            1,533
  Other current assets ..........................................................             706              527
                                                                                        ---------        ---------
  Total current assets ..........................................................          45,477           26,587
Property and equipment, net .....................................................          12,285            5,500
Intangible assets, net ..........................................................          19,868           18,768
Other assets ....................................................................           2,310            2,892
                                                                                        ---------        ---------
                                                                                        $  79,940        $  53,747
                                                                                        =========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Borrowings under line of credit ...............................................       $   1,213        $   3,425
  Accounts payable ..............................................................           5,178            2,225
  Accrued compensation ..........................................................           2,424              448
  Other accrued liabilities .....................................................           4,559            1,265
  Current portion of capital lease obligations ..................................           2,295            1,038
  Deferred revenue ..............................................................           1,874            3,396
                                                                                        ---------        ---------
  Total current liabilities .....................................................          17,543           11,797
Capital lease obligations, net of current portion ...............................           2,984              932
Commitments
Convertible redeemable preferred stock, $.016 par value, issuable in series;
  1998: none authorized, issued or outstanding;
  1997: 16,488,860 shares authorized, 16,488,860 shares issued and outstanding,
  at amounts paid in ............................................................              --           50,948
Stockholders' equity (net capital deficiency):
  Convertible preferred stock, $.0001 par value, issuable in series;
   1998: 8,285,007 shares authorized, 7,683,341 shares issued and outstanding;
   1997: 48,020,000 shares authorized, 21,002,692 shares issued and outstanding;
   at amounts paid in ...........................................................          46,101           43,756
  Common stock, $.0001 par value;
   1998: 150,000,000 shares authorized; 54,463,097 shares issued and outstanding;
   1997: 75,000,000 shares authorized; 9,436,724 shares issued and outstanding ..               5                1
  Additional paid-in capital ....................................................         123,670            4,502
  Note receivable from officer ..................................................              --             (349)
  Deferred stock compensation ...................................................          (6,935)          (2,151)
  Accumulated deficit ...........................................................        (103,428)         (55,689)
                                                                                        ---------        ---------

  Total stockholders' equity (net capital deficiency) ...........................          59,413           (9,930)
                                                                                        ---------        ---------
                                                                                        $  79,940        $  53,747
                                                                                        =========        =========


                             See accompanying notes.

                              HEALTHEON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                         1998             1997             1996
                                                                      ---------        ---------        ---------
Revenue:
  Services ....................................................       $  27,102        $   4,301        $   1,795
  Services to related parties..................................          20,956            7,309            4,237
  Software licenses ...........................................             780            1,780            4,981
                                                                      ---------        ---------        ---------
  Total revenue ...............................................          48,838           13,390           11,013
Operating costs and expenses:
  Cost of revenue:
    Cost of services ..........................................          27,640            4,011            1,648
    Cost of services to related parties .......................          19,554            6,536            4,919
    Cost of software licenses .................................              --               --              160
                                                                      ---------        ---------        ---------
    Total cost of revenue .....................................          47,194           10,547            6,727
  Development and engineering .................................          19,884           12,986            8,596
  Sales, general and administrative ...........................          24,231           11,031            9,042
  Amortization of intangible assets ...........................           9,857            4,249            3,189
  Write-off of offering costs .................................           1,620               --               --
                                                                      ---------        ---------        ---------
  Total operating costs and expenses ..........................         102,786           38,813           27,554
                                                                      ---------        ---------        ---------
Loss from operations ..........................................         (53,948)         (25,423)         (16,541)
Interest income ...............................................           1,262              611              539
Interest expense ..............................................            (472)            (323)             (56)
Dividends on ActaMed's convertible redeemable
  preferred stock .............................................            (890)          (2,870)          (2,548)
                                                                      ---------        ---------        ---------
Net loss ......................................................       $ (54,048)       $ (28,005)       $ (18,606)
                                                                      =========        =========        =========
Basic and diluted net loss per common share ...................       $   (1.54)       $   (3.88)       $   (2.83)
                                                                      =========        =========        =========
Weighted-average shares outstanding used in computing basic and
  diluted net loss per common share ...........................          34,987            7,223            6,583
                                                                      =========        =========        =========



                             See accompanying notes.

                              HEALTHEON CORPORATION

        CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       CONVERTIBLE
                                                       REDEEMABLE           CONVERTIBLE PREFERRED
                                                     PREFERRED STOCK                STOCK              COMMON STOCK     ADDITIONAL
                                               ----------------------------------------------------------------------    PAID-IN
                                                    SHARES     AMOUNT       SHARES     AMOUNT         SHARES   AMOUNT    CAPITAL
                                               -----------------------------------------------------------------------------------
Balances at December 31, 1995 ............        7,682,671   $ 16,030           --      $    --    5,846,288   $  1     $ 1,379
Net loss and comprehensive loss ..........               --         --           --           --           --     --          --
Issuance of common stock to founders and
   employees for cash ....................               --         --           --           --    2,806,134     --         140
Issuance of Series A convertible preferred
   stock for cash (less issuance costs
   of $27) ...............................               --         --   10,285,000        5,115           --     --          --
Issuance of Series B convertible preferred
   stock for cash (less issuance costs
   of $8) ................................               --         --    3,000,000        5,992           --     --          --
Issuance of Series B preferred stock
   warrant to investor for services ......               --         --           --          500           --     --          --
Issuance of Series C convertible
   redeemable preferred stock for
   acquisition ...........................        6,488,276     21,000           --           --           --     --          --
Issuance of common stock warrants ........               --         --           --           --           --     --           4
Dividends accrued on convertible
   redeemable preferred stock ............               --      2,548           --           --           --     --          --
                                               -----------------------------------------------------------------------------------
Balances at December 31, 1996 ............       14,170,947     39,578   13,285,000       11,607    8,652,422      1       1,523

                                                                                       TOTAL
                                                NOTE     DEFERRED                  STOCKHOLDERS'
                                             RECEIVABLE   STOCK                     EQUITY (NET
                                                FROM     COMPEN-     ACCUMULATED      CAPITAL
                                              OFFICER    SATION        DEFICIT      DEFICIENCY)
                                             ----------------------------------------------------
Balances at December 31, 1995 ............   $ --        $ --         $ (9,078)     $   (7,698)
Net loss and comprehensive loss ..........     --          --          (18,606)        (18,606)
Issuance of common stock to founders and
   employees for cash ....................     --          --               --             140
Issuance of Series A convertible preferred
   stock for cash (less issuance costs
   of $27) ...............................     --          --               --           5,115
Issuance of Series B convertible preferred
   stock for cash (less issuance costs
   of $8) ................................     --          --               --           5,992
Issuance of Series B preferred stock
   warrant to investor for services ......     --          --               --             500
Issuance of Series C convertible
   redeemable preferred stock for
   acquisition ...........................     --          --               --              --
Issuance of common stock warrants ........     --          --               --               4
Dividends accrued on convertible
   redeemable preferred stock ............     --          --               --              --
                                             ----------------------------------------------------
Balances at December 31, 1996 ............     --          --          (27,684)        (14,553)


                             See accompanying notes.

                              HEALTHEON CORPORATION

        CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        CONVERTIBLE
                                                        REDEEMABLE           CONVERTIBLE PREFERRED
                                                      PREFERRED STOCK                STOCK                COMMON STOCK
                                                 ---------------------------------------------------------------------------
                                                     SHARES      AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                                 ---------------------------------------------------------------------------
Balances at December 31, 1996 .............       14,170,947   $   39,578   13,285,000   $   11,607   8,652,422       $  1
Net loss and comprehensive loss ...........               --           --           --           --          --         --
Issuance of common stock for option and
   restricted stock exercises by employees                --           --           --           --   1,397,844         --
Repurchase of employee common stock .......               --           --           --           --    (613,542)        --
Issuance of Series A and Series B
   convertible preferred stock for services               --           --       45,000           55          --         --
Issuance of Series B convertible preferred
   stock for cash .........................               --           --       15,000           30          --         --
Issuance of Series B convertible preferred
   stock to officer for note receivable ...               --           --      250,000          500          --         --
Issuance of Series B stock warrants in
   connection with bridge financing .......               --           --           --           64          --         --
Issuance of Series C convertible preferred
   stock for cash and conversion of bridge
   note ...................................               --           --    2,600,000        6,500          --         --
Issuance of Series D convertible preferred
   stock for cash .........................               --           --    4,807,692       25,000          --         --
Issuance of Series D convertible
   redeemable preferred stock for asset
   purchase ...............................        2,317,913        8,500           --           --          --         --
Repayment of note receivable from
   officer ................................               --           --           --           --          --         --
Dividends accrued on convertible
   redeemable preferred stock .............               --        2,870           --           --          --         --
Deferred stock compensation ...............               --           --           --           --          --         --
Amortization of deferred stock compensation
                                                          --           --           --           --          --         --
                                                 ---------------------------------------------------------------------------
Balances at December 31, 1997 .............       16,488,860       50,948   21,002,692       43,756   9,436,724          1

                                                                                                                        TOTAL STOCK-
                                                                      NOTE            DEFERRED                             HOLDERS'
                                                 ADDITIONAL        RECEIVABLE          STOCK             ACCUMU-         EQUITY (NET
                                                   PAID-IN            FROM             COMPEN-            LATED            CAPITAL
                                                   CAPITAL           OFFICER           SATION            DEFICIT         DEFICIENCY)
                                                 -----------------------------------------------------------------------------------
Balances at December 31, 1996 .............      $    1,523        $       --        $       --        $  (27,684)       $  (14,553)
Net loss and comprehensive loss ...........              --                --                --           (28,005)          (28,005)
Issuance of common stock for option and
   restricted stock exercises by employees              297                --                --                --               297
Repurchase of employee common stock .......             (31)               --                --                --               (31)
Issuance of Series A and Series B
   convertible preferred stock for services              --                --                --                --                55
Issuance of Series B convertible preferred
   stock for cash .........................              --                --                --                --                30
Issuance of Series B convertible preferred
   stock to officer for note receivable ...              --              (500)               --                --                --
Issuance of Series B stock warrants in
   connection with bridge financing .......              --                --                --                --                64
Issuance of Series C convertible preferred
   stock for cash and conversion of bridge
   note ...................................              --                --                --                --             6,500
Issuance of Series D convertible preferred
   stock for cash .........................              --                --                --                --            25,000
Issuance of Series D convertible
   redeemable preferred stock for asset
   purchase ...............................              --                --                --                --                --
Repayment of note receivable from
   officer ................................              --               151                --                --               151
Dividends accrued on convertible
   redeemable preferred stock .............              --                --                --                --                --
Deferred stock compensation ...............           2,713                --            (2,713)               --                --
Amortization of deferred stock compensation
                                                         --                --               562                --               562
                                                 -----------------------------------------------------------------------------------
Balances at December 31, 1997 .............           4,502              (349)           (2,151)          (55,689)           (9,930)


                             See accompanying notes.

                              HEALTHEON CORPORATION

        CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           CONVERTIBLE
                                                           REDEEMABLE           CONVERTIBLE PREFERRED
                                                        PREFERRED STOCK                 STOCK                  COMMON STOCK
                                                  ----------------------------------------------------------------------------
                                                      SHARES       AMOUNT        SHARES       AMOUNT         SHARES     AMOUNT
                                                  ----------------------------------------------------------------------------
Balances at December 31, 1997 .............        16,488,860    $  50,948    21,002,692    $   43,756     9,436,724    $   1
Net loss and comprehensive loss ...........                --           --            --            --            --       --
Issuance of common stock for option and
   restricted stock exercises by employees                 --           --            --            --     3,532,731       --
Repurchase of employee common stock .......                --           --            --            --      (714,896)      --
Issuance of Series B convertible preferred
   stock for  warrant exercise ............                --           --     1,017,229         2,034            --       --
Issuance of Series D convertible
   redeemable preferred stock for asset
   purchase ...............................           763,548        2,800            --            --            --       --
Dividends accrued on convertible
   redeemable preferred stock .............                --          890            --            --            --       --
Conversion of redeemable preferred and
   preferred stock to common stock ........       (17,252,408)     (54,638)  (22,019,921)      (45,790)   39,272,329        4
Issuance of Series A convertible preferred
   stock ..................................                --           --     7,683,341        46,101            --       --
Issuance of common stock for asset
   purchases ..............................                --           --            --            --     2,936,209       --
Repayment of note receivable from
   officer ................................                --           --            --            --            --       --
Deferred stock compensation ...............                --           --            --            --            --       --
Amortization of deferred stock compensation                --           --            --            --            --       --

                                                  ----------------------------------------------------------------------------
Balances at December 31, 1998 .............                --    $      --     7,683,341    $   46,101    54,463,097    $   5
                                                  ============================================================================

                                                                                                                          TOTAL
                                                                  NOTE            DEFERRED                            STOCKHOLDERS'
                                              ADDITIONAL        RECEIVABLE         STOCK                               EQUITY (NET
                                               PAID-IN            FROM             COMPEN-          ACCUMULATED          CAPITAL
                                               CAPITAL           OFFICER           SATION             DEFICIT          DEFICIENCY)
                                             --------------------------------------------------------------------------------------
Balances at December 31, 1997 .............  $     4,502      $      (349)       $    (2,151)       $   (55,689)       $    (9,930)
Net loss and comprehensive loss ...........           --               --                 --            (54,048)           (54,048)
Issuance of common stock for option and
   restricted stock exercises by employees         5,849               --                 --                 --              5,849
Repurchase of employee common stock .......       (2,176)              --                 --                 --             (2,176)
Issuance of Series B convertible preferred
   stock for  warrant exercise ............           --               --                 --                 --              2,034
Issuance of Series D convertible
   redeemable preferred stock for asset
   purchase ...............................           --               --                 --                 --                 --
Dividends accrued on convertible
   redeemable preferred stock .............           --               --                 --                 --                 --
Conversion of redeemable preferred and
   preferred stock to common stock ........       94,115               --                 --              6,309             54,638
Issuance of Series A convertible preferred
   stock ..................................           --               --                 --                 --             46,101
Issuance of common stock for asset
   purchases ..............................       13,220               --                 --                 --             13,220
Repayment of note receivable from
   officer ................................           --              349                 --                 --                349
Deferred stock compensation ...............        8,160               --             (8,160)                --                 --
Amortization of deferred stock compensation           --               --              3,376                 --              3,376
                                             --------------------------------------------------------------------------------------
Balances at December 31, 1998 .............  $   123,670      $        --        $    (6,935)       $  (103,428)       $    59,413
                                             ======================================================================================

                             See accompanying notes.

                              HEALTHEON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                        1998            1997            1996
                                                                      --------        --------        --------
Cash flows from operating activities:
Net loss ........................................................     $(54,048)       $(28,005)       $(18,606)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .................................       19,580           9,319           6,366
  Amortization of deferred stock compensation ...................        3,376             562              --
  Warrants and preferred stock issued for services ..............           --             119             500
  Dividends on ActaMed's convertible redeemable preferred stock            890           2,870           2,548
  Changes in operating assets and liabilities:
    Accounts receivable .........................................       (3,510)           (806)         (5,066)
    Other assets ................................................          420            (224)           (325)
    Accounts payable ............................................        2,857             751           1,139
    Accrued compensation and other liabilities ..................        4,996             345             800
    Deferred revenue ............................................       (1,522)         (1,285)          3,078
                                                                      --------        --------        --------
Net cash used in operating activities ...........................      (26,961)        (16,354)         (9,566)
                                                                      --------        --------        --------
Cash flows from investing activities:
Purchase of short-term investments ..............................      (22,529)         (5,300)             --
Maturities of short-term investments ............................       10,401              --              --
Increase in restricted cash .....................................           --            (867)             --
Purchases of property and equipment .............................       (6,340)         (2,817)         (2,027)
Cash paid in business combination ...............................         (652)             --              --
Acquisition costs related to business combination ...............           --              --            (316)
Capitalized internally developed software costs .................           --            (291)         (1,001)
                                                                      --------        --------        --------
Net cash used in investing activities ...........................      (19,120)         (9,275)         (3,344)
                                                                      --------        --------        --------
Cash flows from financing activities:
Proceeds from line of credit borrowings and bridge notes ........           --           5,395              30
Payment of line of credit borrowings ............................       (2,212)             --              --
Proceeds from line of credit borrowings from related party ......        1,000              --              --
Payments of line of credit borrowings from related party ........       (1,000)             --              --
Proceeds from issuance of preferred stock .......................       48,135          29,530          11,107
Proceeds from issuance of common stock, net of repurchases ......        3,673             266             144
Payments on note receivable from officer ........................          349             151              --
Principal payments of capital lease obligations .................         (979)           (748)           (218)
                                                                      --------        --------        --------
Net cash from financing activities ..............................       48,966          34,594          11,063
                                                                      --------        --------        --------
Net increase (decrease) in cash and cash equivalents ............        2,855           8,965          (1,847)
Cash and cash equivalents at beginning of period ................       16,504           7,539           9,386
                                                                      --------        --------        --------
Cash and cash equivalents at end of period ......................     $ 19,389        $ 16,504        $  7,539
                                                                      ========        ========        ========


                             See accompanying notes

                              HEALTHEON CORPORATION

                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998              1997            1996
                                                                      -----------       -----------       -------
Supplemental disclosure of cash flow information:
Interest paid .................................................       $       350       $       252       $    56
                                                                      ===========       ===========       =======

Supplemental schedule of noncash investing and financing
  activities:
Equipment acquired under capital lease obligations ............       $     4,236       $       774       $ 2,083
                                                                      ===========       ===========       =======

Issuance of note receivable from officer for preferred stock ..       $        --       $       500       $    --
                                                                      ===========       ===========       =======

Conversion of bridge notes to preferred stock .................       $        --       $     2,000       $    --
                                                                      ===========       ===========       =======

Issuance of convertible redeemable preferred stock for business
  combination .................................................       $        --       $        --       $21,000
                                                                      ===========       ===========       =======

Issuance of convertible redeemable preferred stock for asset
  purchase ....................................................       $     2,800       $     8,500       $    --
                                                                      ===========       ===========       =======

Issuance of common stock for asset purchases ..................       $    13,220       $        --       $    --
                                                                      ===========       ===========       =======

Deferred stock compensation related to options granted ........       $     8,160       $     2,713       $    --
                                                                      ===========       ===========       =======

Conversion of convertible redeemable preferred and convertible
  preferred stock to common stock .............................       $    94,119       $        --       $    --
                                                                      ===========       ===========       =======


                             See accompanying notes

                              HEALTHEON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In May 1998, Healtheon Corporation acquired ActaMed Corporation in a merger transaction accounted for as a pooling of interests (see Note 2). ActaMed was incorporated in 1992. Healtheon was incorporated on December 26, 1995 and was considered to be in the development stage through late 1997. All financial information has been restated to reflect the combined operations of Healtheon and ActaMed.

Nature of Operations

     Healtheon is pioneering the use of the Internet to simplify workflows, decrease costs and improve the quality of patient care throughout the healthcare industry. We have designed and developed an Internet-based information and transaction platform, which we call the Healtheon Platform, that allows us to create Virtual Healthcare Networks, or VHNs, that facilitate and streamline interactions among the myriad participants in the healthcare industry. Our VHN solution includes a suite of services delivered through applications operating on our Internet-based platform. Our solution enables the secure exchange of information among disparate healthcare information systems and supports a broad range of healthcare transactions, including enrollment, eligibility determination, referrals and authorization, laboratory and diagnostic test ordering, clinical data retrieval and claims processing. We provide our own applications on the Healtheon Platform and also enable third-party applications to operate on the platform. In addition to VHNs, Healtheon provides consulting, implementation and network management services to enable our customers to take advantage of the capabilities of the Healtheon Platform.

     Healtheon has incurred operating losses to date and had an accumulated deficit of $103,428,000 at December 31, 1998. Through December 31, 1998, our activities have been primarily financed through private placements of equity securities. We had cash, cash equivalents and short-term investments totaling $36,817,000 at December 31, 1998. As noted above and as further discussed in
Note 2, Healtheon merged with ActaMed in May 1998. This merger may significantly affect our operating cash needs. We completed our initial public offering in February 1999 and raised approximately $41,900,000. See Note 15.

Principles of Consolidation

     The consolidated financial statements include the accounts of Healtheon and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from these estimates.

Cash, Cash Equivalents and Short-Term Investments

     All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. Healtheon's cash, cash equivalents and short-term investments are invested in various investment-grade commercial paper, money market accounts and certificates of deposit. All of our short-term investments mature within nine months. The fair value of our cash equivalents and short-term investments is as follows (in thousands):

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1998          1997
                                                           -------       -------
Cash equivalents:
  Corporate and other non-government debt securities ..    $16,858       $12,704
  Money market funds ..................................         43         3,429
                                                           -------       -------
                                                            16,901        16,133
Short-term investments:
  Corporate and other non-government debt securities ..     17,428         5,300
                                                           -------       -------
                                                           $34,329       $21,433
                                                           =======       =======

     Net unrealized gains (losses) were immaterial at December 31, 1998 and 1997.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable debt and equity securities are classified as available-for-sale, and are carried at their fair value, with the unrealized gains and losses, when material, reported net-of-tax in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

     Additionally, at December 31, 1998 and 1997, we had restricted cash of $867,000, related to a letter of credit invested in a certificate of deposit at a financial institution as a security deposit for its office facilities (see
Note 6). This amount is included in other assets in the accompanying consolidated balance sheets.

Property and Equipment

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to seven years. Leasehold improvements and equipment acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Intangible Assets

     Intangible assets related to software technology rights, services agreements and goodwill are amortized on a straight-line basis over three years. Intangible assets related to assembled workforce are amortized on a straight-line basis over two years.

Software Development Costs

     Software development costs are incurred in the development or enhancement of software utilized in providing Healtheon's services. Software development costs incurred after the establishment of technological feasibility for each product or process are capitalized and capitalization ceases when the product or process is available for general release to customers or is put into service. Capitalized internally developed software costs were approximately $291,000 in 1997 and $1,001,000 in 1996. There were no internally developed software costs capitalized in 1998. Capitalized internally developed software costs are amortized based on the greater of the amount determined using the straight line method over the estimated useful economic life of the software or the ratio of remaining unamortized costs to current and expected future revenue from the software. Amortization expense related to our capitalized internally developed software costs included in cost of revenue was approximately $782,000 in 1998, $376,000 in 1997 and $134,000 in 1996.

Long-Lived Assets

     Healtheon continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. In June 1998, we evaluated the carrying value of the capitalized internally developed software in light of the changes in operations resulting from the acquisition of ActaMed by Healtheon. We determined that we expected no future cash flows to be generated by this software and, accordingly, wrote off the remaining unamortized balance of $603,000 related to capitalized internally developed software. This amount is included in the $782,000 amortization expense in 1998 noted above. No impairment losses were recorded in 1997 and 1996.

Revenue Recognition

     Healtheon earns revenue from services and services to related parties, both of which include providing access to our network-based services and performing development and consulting services, and from licensing software. Services revenue also includes revenue from the management and operation of customers' IT infrastructure. We earn network-based services revenue from fixed fee subscription arrangements, which is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as such services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to such services has been recorded as deferred revenue in the accompanying consolidated balance sheets. Revenue from services to related parties consists of services revenue attributable to UnitedHealth Group and SmithKline Labs. To date, we have derived no significant revenue from brokers, value-added resellers or systems integrators.

     During 1997, we entered into agreements with two customers to manage and operate their current and expanding information technology, or IT, operations, to develop a suite of specific Internet-based commercial software applications and to assist these customers in migrating from their current IT operating environment to these new applications. We utilize our own personnel, certain outside contractors and certain personnel and facilities of the customers that are leased under contract terms to us for these services. The cost of these leased customer personnel and facilities is included as part of the total costs of the IT and development services that we billed to the customers. In 1998, we recognized revenue of approximately $15,061,000 for the IT services and approximately $6,471,000 for the development services. In 1997, we recognized revenue of approximately $2,100,000 for the IT services and approximately $200,000 for the development services. Revenue recognized for IT services included $11,792,000 in 1998 and $1,909,000 in 1997 related to leased personnel and facilities. These amounts were also included in cost of revenue for the respective periods.

     We recognize revenue from license fees when a noncancellable license agreement has been signed with a customer, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed and determinable and collection of the license fees is considered probable. Our products do not require significant customization.

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 was effective January 1, 1998 and generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. There was no material change to our accounting for revenue as a result of the adoption of SOP 97-2.

     ActaMed entered into a national marketing and licensing agreement, or the Agreement, with International Business Machines Corporation in 1995 that granted IBM a nonexclusive, nontransferable right to market ActaMed's software and services for a total of $6,300,000. Under the Agreement, we recognized software license revenue of approximately $1,200,000 in 1997 and approximately $3,400,000 in 1996, upon delivery of the software. All revenue under the Agreement had been recognized by the end of 1997.

     In December 1996, we entered into a new agreement, or the License, to license our newly granted patent to IBM. As part of the License, IBM agreed to pay ActaMed $4,800,000 over a four-year period. Additionally, in conjunction with the License, we issued IBM a five-year warrant to purchase 282,522 shares of our common stock at a price of $7.97 per share. Because of the extended payment terms and ActaMed's contentious relationship with IBM, we concluded that the license fee was not assured of collection and, accordingly, we are recognizing this revenue as the proceeds are collected. We recognized revenue from the License of $780,000 in 1998, $780,000 in 1997 and $995,000 in 1996.
Accounts receivable included $815,000 at December 31, 1998 and $738,000 at December 31, 1997 due from IBM. Other assets included $900,000 at December 31, 1998 and $1,715,000 at December 31, 1997 due from IBM. Deferred revenue included $1,561,000 at December 31, 1998 and $2,341,000 at December 31, 1997 related to the License.

Fair Value of Financial Instruments

     The fair value for marketable debt securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

     The fair value of notes is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value of the note receivable from an officer approximated its fair value.

     The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to Healtheon for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Concentration of Credit Risk

     Healtheon currently derives a substantial portion of its consolidated revenue from a few large customers, two of which are related parties. Four customers represented 30%, 12%, 11% and 10% of the total balance of trade accounts receivable and amounts due from related parties at December 31, 1998 and two customers represented 35% and 17% of the total balance of trade accounts receivable and amounts due from related parties at December 31, 1997. We believe that the concentration of credit risk in our trade receivables, with respect to our limited customer base, is substantially mitigated by our credit evaluation process. We do not require collateral. To date, our bad debt write-offs have not been significant. We added approximately $103,000 in 1998, $35,000 in 1997 and $41,000 in 1996 to our bad debt reserves. Total write-offs of uncollectible amounts were $22,000 in 1998, $5,000 in 1997 and zero in 1996.

Accounting for Stock-Based Compensation

     Healtheon grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we account for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Net Loss Per Common Share

     Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of our initial public offering must be included in the calculation of basic and diluted net loss per common share as if they had been outstanding for all periods presented. We have had no issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. On May 19, 1998, in connection with Healtheon's acquisition of ActaMed, all outstanding shares of

Healtheon's convertible preferred stock and ActaMed's convertible redeemable preferred stock were converted into an aggregate of 39,272,329 shares of common stock.

     The following table presents the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                                     YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                            --------        --------        --------
Net loss ............................................       $(54,048)       $(28,005)       $(18,606)
                                                            ========        ========        ========
Basic and diluted:
  Weighted-average shares of common stock outstanding         36,418           8,621           7,398
  Less: Weighted-average shares subject to repurchase         (1,431)         (1,398)           (815)
                                                            ========        ========        ========
Weighted-average shares used in computing basic and
  diluted net loss per common share .................         34,987           7,223           6,583
                                                            ========        ========        ========
Basic and diluted net loss per common share .........       $  (1.54)       $  (3.88)       $  (2.83)
                                                            ========        ========        ========

     We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 23,020,426 in 1998, 51,216,689 in 1997 and 36,643,084 in 1996. See Notes 9,
10 and 11 for further information on these securities.

Comprehensive Loss

     Healtheon has no material components of other comprehensive loss and accordingly the comprehensive loss is the same as net loss for all periods presented.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133 for the year ending December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. We are required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is expected to have no material impact on our financial condition or results of operations.

     In December 1998, the AICPA issued SOP. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. We are required to implement SOP 98-9 for the year ending December 31, 2000. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements through Healtheon's year ending December 31, 1999. Adoption of SOP 98-9 is expected to have no material impact on our financial condition or results of operations.

2. BUSINESS COMBINATIONS

Acquisition of EDI Services, Inc.

     Effective March 31, 1996, ActaMed acquired EDI Services Inc., or EDI, a wholly-owned subsidiary of UnitedHealth Group, in a transaction through which EDI became a wholly-owned subsidiary of ActaMed. ActaMed issued 6,488,276 shares of Series C convertible redeemable preferred stock with a fair value of $21,000,000 and incurred acquisition-related costs of approximately $316,000 in connection with the acquisition. EDI is a provider of electronic data interchange services to health care providers and has marketed its health care network product, ProviderLink, to providers of UnitedHealth Group's local health plans since 1992.

     In connection with the acquisition, UnitedHealth Group and ActaMed entered into a five-year Services and License Agreement under which we earn transaction fee revenue by providing certain health care information services to UnitedHealth Group and its provider network and ProviderLink subscribers.

     The acquisition was accounted for as a purchase. Accordingly, the operations of EDI were included in our consolidated statements of operations after March 31, 1996. Assets and liabilities acquired in connection with this acquisition were recorded at their estimated fair market values. Approximately $359,000 of the purchase price was allocated to certain equipment and the remainder of the purchase price was allocated to intangible assets, consisting principally of software technology rights, the Services and License Agreement, trademarks and goodwill.

     Subsequent to the issuance of the financial statements for 1997 and 1996, ActaMed changed the allocation of the purchase price associated with the acquisition of the EDI technology to decrease the amount previously expensed as in process research and development costs and increase the amount capitalized as software technology rights. The financial statements for ActaMed for the year ended December 31, 1996, have been reissued to reflect this restatement.

     Intangible assets arising from the acquisition of EDI at March 31, 1996 are summarized as follows (in thousands):

                                                                                 AMORTIZATION
                                                                                    PERIOD
                                                                                 ------------
Goodwill.....................................................................       3 years     $   8,012
Software technology rights...................................................       3 years         8,333
Service and License Agreement................................................       3 years         2,855
Trademarks...................................................................       3 years           216
Other intangibles............................................................       3 years         1,541
                                                                                                ---------
                                                                                                $  20,957
                                                                                                =========


     The following pro forma information gives effect to the acquisition of EDI as if such transaction had occurred as of the beginning of 1996 (in thousands, except per share data, unaudited):

Net revenue..................................................................      $  12,031
                                                                                   =========
Net loss.....................................................................      $ (20,492)
                                                                                   =========
Basic and diluted net loss per common share..................................      $   (3.11)
                                                                                   =========

Acquisition of ActaMed Corporation

     On May 19, 1998, Healtheon completed its acquisition of ActaMed, a Georgia corporation that develops and markets an integrated health care network, in a transaction that has been accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of Healtheon and ActaMed for all dates and periods presented. Healtheon issued 23,271,355 shares of its common stock in exchange for all of the outstanding shares of common and convertible redeemable preferred stock of

ActaMed. Healtheon also assumed all outstanding stock options and warrants to acquire 3,383,011 shares of ActaMed capital stock, after giving effect to the exchange ratio.

     Separate results of the combined entities for the four months ended April 30, 1998 (period ended immediately prior to the acquisition) and the full years of 1997 and 1996 were as follows (in thousands, unaudited):

                FOUR MONTHS
                   ENDED          YEARS ENDED DECEMBER 31,
                  APRIL 30,       ------------------------
                    1998            1997            1996
                  --------        --------        --------
Revenue:
  Healtheon ..    $  6,405        $  3,199        $  1,200
  ActaMed ....       6,690          10,191           9,813
                  --------        --------        --------
                  $ 13,095        $ 13,390        $ 11,013
                  ========        ========        ========
Net loss:
  Healtheon ..    $ (6,664)       $(13,979)       $ (8,543)
  ActaMed ....      (6,186)        (14,026)        (10,063)
                  --------        --------        --------
                  $(12,850)       $(28,005)       $(18,606)
                  ========        ========        ========

     There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

Acquisition of Metis, LLC

     On August 25, 1998, Healtheon acquired Metis, LLC, a provider of Internet/intranet strategic consulting, design and development of Internet-based applications and content for the healthcare industry enabling clinical integration and managed care process improvement. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Metis' results of operations have been included in the consolidated financial statements from its date of acquisition.

     Healtheon issued 1,600,000 shares of its common stock with a fair market value of $8,320,000. Of these shares, 476,548 shares were issued to employees under restricted stock purchase agreements subject to a lapsing right of repurchase, at Healtheon's option, over the respective vesting periods. In addition, we made a cash payment of $652,000, assumed liabilities of approximately $300,000 and incurred other acquisition related expenses, consisting primarily of legal and other professional fees, of approximately $100,000. The total purchase price was approximately $9,400,000. Approximately $300,000 of the purchase price was allocated to accounts receivable and certain assets; approximately $1,400,000 of the purchase price was allocated to the assembled workforce of Metis and will be amortized over two years; and the remaining $7,700,000 of the purchase price was allocated to goodwill and will be amortized over three years.


3. SERVICES AGREEMENT WITH SMITHKLINE BEECHAM CLINICAL LABORATORIES, INC.

     Effective December 31, 1997, Healtheon entered into a series of agreements with SmithKline Beecham Clinical Laboratories, Inc., or SmithKline Labs, to outsource the network connection between their customers and SmithKline Labs laboratories. In connection with this transaction, SmithKline Labs and Healtheon entered into a five-year Services Agreement under which we will earn transaction fee revenue by providing certain health care information services to SmithKline Labs and its provider customers.

     As part of that transaction, we acquired a license to SmithKline Labs' SCAN software and computer workstations that reside in various medical providers' offices. At December 31, 1997, the SCAN license and the assets from one region of the country were transferred to Healtheon for $2,000,000 in cash and 2,317,913 shares of Series D convertible redeemable preferred stock valued at $8,500,000. In March and June 1998, the assets for the remaining regions of the country were transferred to Healtheon and we paid the remaining purchase price of

$7,700,000 through the issuance of 763,548 shares of our Series D convertible redeemable preferred stock in March and 1,336,209 shares of our common stock in June. The value of the services agreement and the SCAN software license totaled $14,774,000, and the value of the computer workstations totaled $3,426,000.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------   ---------
Computer equipment...............................................    $   14,979   $   6,238
Office equipment, furniture and fixtures.........................         2,958       1,237
Purchased software for internal use..............................         2,624       1,240
Leasehold improvements...........................................         1,465         328
                                                                     ----------   ---------
                                                                         22,026       9,043
Less accumulated depreciation and amortization...................        (9,741)     (3,543)
                                                                     ----------   ---------
Property and equipment, net......................................    $   12,285   $   5,500
                                                                     ==========   =========

     Property and equipment included assets acquired under capital lease obligations with a cost of approximately $6,481,000 at December 31, 1998 and a cost of approximately $3,076,000 at December 31, 1997. Accumulated depreciation related to the assets acquired under capital leases totaled $2,656,000 at December 31, 1998 and $1,174,000 at December 31, 1997.


5. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                           AMORTIZATION
                                              PERIOD                 DECEMBER 31,
                                           ------------    ------------------------------
                                                               1998             1997
                                                           ------------     -------------
Services agreements...................       3 years       $      2,855     $       2,855
Software technology rights............       3 years             23,107            17,664
Internally developed software.........       3 years                 --             1,292
Trademarks............................       3 years                216               216
Goodwill..............................       3 years             15,668             8,012
Other.................................      2-3 years             2,924             1,541
                                                           ------------     -------------
                                                                 44,770            31,580
Less accumulated amortization.........                          (24,902)          (12,812)
                                                           ------------     -------------
                                                           $     19,868     $      18,768
                                                           ============     =============

6. COMMITMENTS

     Healtheon has entered into several lease lines of credit. Lease lines entered into totaled $3,500,000 in 1996, $2,000,000 in 1997 and $7,000,000 in
1998. Approximately $7,092,000 had been utilized under these lease lines through December 31, 1998. At December 31, 1998, approximately $6,508,000 was available for future utilization under these lease lines. This amount included approximately $1,100,000 that was repaid under the terms of a revolving lease line and is thus again available for future utilization. The arrangements are secured by the property and equipment subject to the leases. The term of the leases is generally three years and the interest rates implicit in the leases range from 16.9% to 20.2% per annum. Information on payments due under these lease lines is included in the table below under "Capital Leases."

     We lease our headquarters and other office facilities under operating lease agreements that expire at various dates through 2008. Total rent expense for all operating leases was approximately $2,386,000 in 1998, $1,165,000 in 1997 and $1,646,000 in 1996. These amounts are net of sublease income from a related party of approximately $65,000 in 1998, $58,000 in 1997 and $68,000 in 1996.
Future minimum lease commitments under noncancellable lease agreements at December 31, 1998 were as follows (in thousands):

                                                                            OPERATING         CAPITAL
                                                                              LEASES           LEASES
                                                                           -----------      -----------
 Year ending December 31,
   1999...............................................................     $     2,612      $     2,636
   2000...............................................................           2,055            2,035
   2001...............................................................           1,570            1,151
   2002...............................................................             968               --
   2003...............................................................             987               --
   Thereafter.........................................................           4,277               --
                                                                           -----------      -----------
 Total minimum lease payments.........................................     $    12,469            5,822
                                                                           ===========
 Amount representing interest.........................................                             (543)
                                                                                            -----------
 Present value of minimum lease payments under capital lease
   obligations........................................................                            5,279
 Less current portion.................................................                           (2,295)
                                                                                            ------------
 Non-current portion..................................................                      $     2,984
                                                                                            ===========


7. BRIDGE LOANS AND NOTE RECEIVABLE FROM OFFICER

     In 1997, Healtheon borrowed $2,000,000 from certain stockholders in the form of 6% convertible promissory notes in contemplation of the Series C convertible preferred stock offering. These notes were converted into 800,000 shares of Series C convertible preferred stock upon the closing of that offering. Warrants to purchase 61,947 shares of Series B convertible preferred stock were issued in connection with the notes (see Note 10).

     In July 1997, in consideration of 250,000 shares of Series B convertible preferred stock issued to an officer, we received a one-year, full-recourse, noninterest-bearing promissory note for $500,000. At December 31, 1998, the note had been paid in full.


8. LINES OF CREDIT

     In September 1997, Healtheon entered into a line of credit agreement with a bank that allows us to borrow up to $2,101,000. Amounts borrowed under this agreement bear interest at the bank's prime rate (7.75% at December 31, 1998). Interest is payable monthly with payments commencing on September 30, 1997. The line of credit availability declines over the term to $1,215,000 at December 31, 1998 and $547,000 at December 31, 1999, and expires on September 5, 2000. The amount outstanding is collateralized by certain assets. At December 31, 1998, $1,213,000 was outstanding under the agreement.

     In December 1997, we entered into a loan agreement with a bank that allowed us to borrow up to $2,250,000. Amounts borrowed under this loan agreement bore interest at the bank's prime rate (7.75% at December 31, 1998). The loan was personally guaranteed by a stockholder until the acquisition of ActaMed in May 1998. In May 1998, concurrent with the removal of the stockholder guarantee, the interest rate was increased to the bank's prime rate plus 1.5%. Interest was payable monthly with payments commencing on January 31, 1998. The principal balance of the loan was repaid in full in August 1998.

     In February 1998, we entered into a $2,000,000 line of credit agreement with a stockholder. We borrowed $1,000,000 under the agreement, which was repaid with interest at 10% per annum in May 1998.


9. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     A summary of ActaMed's 8% cumulative convertible redeemable preferred stock is as follows.

                                           DECEMBER 31, 1997
                         ----------------------------------------------------
                             SHARES           ISSUED AND         LIQUIDATION
                           AUTHORIZED         OUTSTANDING        PREFERENCE
                         --------------     --------------     --------------
 Series A............         5,519,912          5,519,912     $   10,458,000
 Series B............         2,162,759          2,162,759          8,171,000
 Series C............         6,488,276          6,488,276         23,936,000
 Series D............         2,317,913          2,317,913          8,500,000
                         --------------     --------------     --------------
                             16,488,860         16,488,860     $   51,065,000
                         ==============     ==============     ==============

     In March 1998, an additional 763,548 shares of Series D convertible redeemable preferred stock were issued in connection with the asset acquisition from SmithKline Labs (see Note 3).

     Dividends on each Series were cumulative whether or not declared and are shown as a charge against income in the accompanying financial statements. On May 19, 1998, in connection with the acquisition of ActaMed by Healtheon, the convertible redeemable preferred stockholders waived payment of all accrued and unpaid dividends.

     Preferred holders voted generally on an as-if converted basis. In addition, a majority approval of the four Series was required to approve certain transactions.

     The Series A, B, C and D cumulative convertible redeemable preferred stockholders were entitled to receive, upon liquidation, an amount per share equal to the issuance price, plus all accrued but unpaid dividends. Common stockholders would then have received $5,000,000. Any remaining proceeds would then have been distributed pro rata to the stockholders, subject only to the Series A holders' right to receive sufficient funds to provide a 20% return on their original investment.

     Each Series was redeemable at up to one-third of the originally issued shares per year commencing in years six, seven and eight after the issue date at a redemption price equal to the issue price plus all accrued but unpaid dividends. On May 19, 1998, all outstanding shares of convertible redeemable preferred stock were converted into 17,252,408 shares of common stock in connection with the acquisition of ActaMed by Healtheon.


10. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     In October 1998, the Board of Directors authorized 8,285,007 shares of convertible preferred stock and designated all of these shares as Series A. In November 1998, we issued 7,683,341 shares of Series A convertible preferred stock for $46,101,000 of cash proceeds. The Series A convertible preferred stockholders are entitled to non-cumulative dividends of $.405 per share per annum, and liquidation rights per share equal to the issuance price plus all declared but unpaid dividends. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock has voting rights equal to the common stock issuable upon conversion. Upon the closing of our initial public offering in February 1999, all of the outstanding shares of Series A preferred stock were converted into shares of common stock.

     At December 31, 1997, Healtheon was authorized to issue 48,020,000 shares of convertible preferred stock, designated in series. A summary of convertible preferred stock was as follows:

                                          DECEMBER 31, 1997
                         ----------------------------------------------------
                                                ISSUED
                            SHARES                AND            LIQUIDATION
                           DESIGNATED         OUTSTANDING        PREFERENCE
                         --------------     --------------     --------------
 Series A............        10,305,000         10,305,000     $    5,153,000
 Series B............         6,105,000          3,290,000          6,580,000
 Series C............         2,600,000          2,600,000          6,500,000
 Series D............         5,000,000          4,807,692         25,000,000
                         --------------     --------------     --------------
                             24,010,000         21,002,692     $   43,233,000
                         ==============     ==============     ==============

     Series A and Series B convertible preferred shares included 20,000 and 25,000 shares, respectively, that were issued for services rendered.

     On May 19, 1998, all outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis at the election of the holders in connection with Healtheon's acquisition of ActaMed. Concurrently with the conversion, all outstanding warrants to purchase Series B preferred stock were converted into warrants to purchase the same number of shares of common stock.

     Series A, B, C and D convertible preferred stockholders were entitled to noncumulative dividends of $0.03375, $0.135, $0.16875 and $0.351, respectively, per share per annum. No dividends were declared through the date of conversion. The Series A, B, C and D convertible preferred stockholders were entitled to receive, upon liquidation, an amount per share equal to the issuance price, plus all declared but unpaid dividends. The Series A, B, C and D convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion.

Preferred Stock

     In July 1998, the Board of Directors approved a resolution authorizing Healtheon to issue up to 5,000,000 shares of preferred stock. This resolution became effective upon the date of our initial public offering, February 10, 1999.

Warrants

     In November 1996, Healtheon issued a warrant to a venture capital investor to purchase 1,000,000 shares of Series B convertible preferred stock at an exercise price of $2.00 per share for services rendered by the investor on Healtheon's behalf. A then partner of the venture capital firm assumed the role of President and Chief Executive Officer for Healtheon from our inception through June 1997. The warrant was immediately exercisable and expires three years from the date of issuance. We recorded a charge of $500,000 representing the fair value of the warrant issued and services received based on a valuation obtained from an independent appraiser utilizing a modified Black-Scholes option pricing model. This warrant was outstanding at December 31, 1997 and in May 1998 was converted to a warrant to purchase common stock. It remained outstanding at December 31, 1998.

     In November 1996, we granted a warrant to one of our directors to purchase 1,000,000 shares of Series B convertible preferred stock at an exercise price of $2.00 per share, the fair value of Series B convertible preferred stock at the date of issuance. The warrant vests over a period of 18 months from the date of issuance. The term of the warrant is three years. This warrant was outstanding at December 31, 1997 and was exercised in full in May 1998.

     In December 1996, we issued a warrant to a customer to purchase 282,522 shares of common stock at a price of $7.97 per share. The warrant expires in December 2001. This warrant was outstanding at December 31, 1998.

     In July 1997, we issued a warrant to an officer, in connection with his employment, to purchase 750,000 shares of Series B convertible preferred stock at an exercise price of $2.00 per share, the fair value of Series B convertible preferred stock at the date of issuance. The warrant expires three years from issuance, and shares purchased under the warrant are subject to repurchase by Healtheon, at our option, upon termination of employment. Shares under the warrant vest ratably over a period of two years from the date of grant. This warrant was outstanding at December 31, 1997 and in May 1998 was converted to a warrant to purchase common stock. It remained outstanding at December 31, 1998.

     In July 1997, we issued warrants to purchase a total of 61,947 shares of Series B convertible preferred stock to certain investors in connection with a bridge financing. The warrants expire four years from issuance and are exercisable at $2.00 per share. The value of these warrants, approximately $64,000, was expensed as a cost of financing. All of these warrants were outstanding at December 31, 1997. In May 1998, warrants to purchase 17,229 shares of Series B convertible preferred stock were exercised and the remainder of the warrants, which were outstanding at December 31, 1998, were converted to warrants to purchase 44,718 shares of common stock.

     In December 1998, as part of a service agreement with a customer, we issued to the customer a warrant to purchase 500,000 shares of common stock with an exercise price of $10.40 per share. The warrant vests as to 200,000 shares in December 1999 and as to an additional 100,000 shares in December 2000, 2001 and 2002. The warrant expires in March 2003.

     At December 31, 1998, we had reserved 2,577,240 shares of our common stock for issuance upon exercise of the outstanding warrants for common stock.


11. STOCK-BASED COMPENSATION

Stock Option Plans

     Under the 1996 Stock Plan, or the 1996 Plan, which was adopted in February 1996, the Board of Directors may grant options to purchase common stock or issue common stock subject to a restricted stock purchase agreement to eligible participants. Options granted may be either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Options vest over a period of time as determined by the Board of Directors, generally four years. The term of the 1996 Plan is ten years. At December 31, 1998, a total of 15,000,000 shares had been reserved under the 1996 Plan and 1,237,424 shares remained available for future grant under the 1996 Plan. The number of shares reserved under the 1996 Plan is subject to an annual increase equal to the lesser of 5% of the outstanding common shares or a lesser amount determined by the Board of Directors. In January 1999, an additional 3,107,321 shares were reserved under the 1996 Plan under the annual increase provision. In February 1999, the Board of Directors and the stockholders approved an amendment to increase the number of shares reserved for issuance under the 1996 Plan by an additional 1,000,000 shares.

     On October 20, 1998, we offered our employees who were granted options from July 1998 through October 1998 the ability to cancel their original option grant in exchange for a new option agreement with a new vesting start date and an option price of $3.55 per share. A total of 3,380,200 option shares with exercise prices of $4.50, $6.30, $7.00 and $8.00 were eligible to be repriced. A total of 2,057,950 option shares were cancelled and reissued.

     In connection with the acquisition of ActaMed, Healtheon assumed all the outstanding options issued under the ActaMed stock option plans, after the application of the exchange ratio, and reserved 3,100,489 shares of common stock for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of the acquisition, options for 2,717,269 shares were fully vested. The remainder of the shares vest based upon annual cliffs over a five-year period from the date of grant.

     Shares issued subject to restricted stock purchase agreements totaled 1,098,732 in 1998, 850,000 in 1997 and 1,806,000 in 1996. All of these shares were issued to employees for cash. The common stock is subject to repurchase at the original exercise price until vested, at our option. The shares vest over a period of time as determined by the Board of Directors for each individual purchase agreement, generally four years. During 1998, 259,896 shares were repurchased from terminated employees and 613,542 shares were repurchased in 1997. In addition, on December 14, 1998, 455,000 shares of common stock issued in July 1998 subject to restricted stock purchase agreements were rescinded as part of the repricing program. Shares subject to repurchase totaled approximately 1,247,000 at

December 31, 1998, approximately 1,430,000 at December 31, 1997 and approximately 1,660,000 at December 31, 1996.

     The following table summarizes stock option activity:

                                                                                                 WEIGHTED-AVERAGE
                                                                                 NUMBER OF        EXERCISE PRICE
                                                                                  SHARES             PER SHARE
                                                                               -------------     ----------------
 Options outstanding at December 31, 1995..................................        2,474,438        $     .88
   Granted.................................................................        3,004,384              .54
   Exercised...............................................................             (300)             .05
   Canceled................................................................         (233,907)             .78
                                                                               -------------

 Options outstanding at December 31, 1996..................................        5,244,615              .68
   Granted.................................................................        5,394,008              .73
   Exercised...............................................................         (547,844)             .16
   Canceled................................................................         (890,528)             .49
                                                                               -------------

 Options outstanding at December 31, 1997..................................        9,200,251              .72
   Granted.................................................................        7,743,881             4.32

Exercised...............................................................          (2,433,999)             .59
   Canceled................................................................       (2,997,333)            4.95
                                                                               -------------

 Options outstanding at December 31, 1998..................................       11,512,800        $    2.06
                                                                               =============

                                                                                YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1998             1997             1996
                                                                    -------------    -------------    ------------
  Weighted-average fair value of options granted................    $         .67    $         .18    $        .15
                                                                    =============    =============    ============

     The following table summarizes information regarding options outstanding and exercisable at December 31, 1998:

                                                        WEIGHTED-
                                                        AVERAGE
                                         WEIGHTED-      REMAINING                         WEIGHTED-
                                         AVERAGE       CONTRACTUAL                         AVERAGE
                          NUMBER         EXERCISE         LIFE            NUMBER          EXERCISE
 EXERCISE PRICES        OUTSTANDING       PRICE         (IN YEARS)      EXERCISABLE         PRICE
------------------      -----------      --------      -----------      -----------       ---------
 $  .03 -  $  .08        1,218,970       $    .04           6.28            687,696       $     .04
 $  .20 -  $  .25        2,887,653            .25           8.54          2,192,610             .25
 $ 1.00 -  $ 1.50        1,597,411           1.25           7.90            730,210            1.35
 $ 2.00 -  $ 3.24        1,368,002           2.84           8.70            661,437            3.22
 $ 3.55                  2,863,225           3.55           9.67                 --              --
 $ 3.67 -  $ 4.50        1,550,239           4.36           9.45              1,500            4.50
 $ 6.30 -  $ 8.00           27,300           7.26           9.71                 --              --
                        ----------                                      -----------
 $  .03 -  $ 8.00       11,512,800       $   2.06           8.64          4,273,453       $     .86
                        ==========                                      ===========

     We recorded deferred stock compensation of approximately $8,160,000 in 1998 and $2,713,000 in 1997. These amounts represented the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. We recorded amortization of deferred stock compensation of approximately $3,376,000 in 1998 and $562,000 in 1997 based on a graded vesting method. At December 31, 1998, we had a total of approximately $6,935,000 remaining to be amortized on a graded vesting method over the corresponding vesting period of each respective option, generally four years.

Pro Forma Information

     We have elected to follow APB No. 25 and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of stock options granted to our employees equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions: risk-free interest rate of approximately 4.9% in 1998, 6.0% in 1997 and 6.0% in 1996; a weighted-average expected life of the option of 3.5 years in 1998, 4.2 years in 1997 and 4.3 years in 1996; and a dividend yield of zero for all years.

                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                        1998                 1997                  1996
                                                   -------------        --------------        -------------
Net loss (in thousands):
  As reported ................................     $     (54,048)       $      (28,005)       $     (18,606)
                                                   =============        ==============        =============
  Pro forma ..................................     $     (55,414)       $      (28,173)       $     (18,695)
                                                   =============        ==============        =============
Basic and diluted net loss per common share:
  As reported ................................     $       (1.54)       $        (3.88)       $       (2.83)
                                                   =============        ==============        =============
  Pro forma ..................................     $       (1.58)       $        (3.90)       $       (2.84)
                                                   =============        ==============        =============


Employee Stock Purchase Plan

     In September 1998, the Board of Directors approved and in October 1998, the stockholders also approved the adoption of Healtheon's 1998 Employee Stock Purchase Plan, or the 1998 Purchase Plan. The 1998 Purchase Plan became effective on the effective date of our initial public offering, February 10, 1999. A total of 1,000,000 shares of common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 500,000 shares, 0.5% of the outstanding common shares or a lesser amount determined by the Board of Directors.

12.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Healtheon's deferred tax assets (liabilities) were as follows (in thousands):

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                       1998           1997
                                                                                   -----------    -----------
 Deferred tax assets:
   Net operating loss carryforwards..........................................       $ 29,984      $    14,263
   Intangible assets.........................................................          5,491            3,688
   Research and development tax credit.......................................          2,353            1,014
   Other.....................................................................          2,775              308
                                                                                   ---------      -----------
 Total deferred tax assets...................................................         40,603           19,273
 Valuation allowance.........................................................        (40,530)         (18,931)
                                                                                   ---------      -----------
 Net deferred tax assets.....................................................             73              342
                                                                                   ---------      -----------
 Deferred tax liabilities:
   Depreciation..............................................................            (73)             (45)
   Capitalized software development costs....................................             --             (297)
                                                                                   ---------      -----------
 Total deferred tax liabilities..............................................            (73)            (342)
                                                                                   ---------      -----------
 Net deferred tax assets and liabilities.....................................       $     --      $        --
                                                                                   =========      ===========

     A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to our lack of earnings history. The valuation allowance for deferred tax assets increased by $21,599,000 in 1998, $9,386,000 in 1997 and $6,580,000 in
1996.

     At December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of approximately $76,500,000, which expire in 2009 through 2018, and federal tax credits of approximately $1,800,000, which expire in 2009 through 2018.

     Approximately $19,890,000 of the net operating loss carryforwards at December 31, 1998 related to a consolidated subsidiary. This loss carryforward is only available to offset future taxable income of that subsidiary.

     Because of the "change of ownership" provisions of the Internal Revenue Code, a portion of our net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.


13. RELATED PARTY TRANSACTIONS

     Healtheon has two customers that are significant stockholders of Healtheon.

     We entered into a Development Agreement with a partnership controlled by the former Chairman of the Board of Directors of ActaMed. Under this agreement, we granted the partnership exclusive licenses to use ActaMed's technology for industries other than the healthcare industry. Under the agreement, we will receive a commercial royalty on the partnership's gross receipts. If we desire in the future to expand to other industries, the partnership must either develop that industry in a defined time period or rights to that industry revert to Healtheon. The agreement expired unexercised on December 3, 1998. No fees were paid to Healtheon under this agreement.

     We share office space and provide administrative support and network resources to a company controlled by a member of the Board of Directors. Amounts reimbursed for the shared facilities and administrative support totaled approximately $80,000 in 1998, $46,000 in 1997 and $58,000 in 1996.
Approximately $124,000 in 1998, $78,000 in 1997 and $187,000 in 1996 was
reimbursed for the use of the network maintained by Healtheon. All of the amounts reimbursed are included as an offset to general and administrative expenses in the accompanying consolidated statements of operations. Amounts due from the related party of $40,000 at December 31, 1998 and $72,000 at December 31, 1997 were included in other current assets in the accompanying consolidated balance sheets.


14. SEGMENT INFORMATION

     Healtheon derives its revenue from a single operating segment, healthcare transaction and information services delivered over the Internet, private intranets or other networks and from development and consulting contracts related to these services. In addition, we manage the information technology operations of some of our customers.

     Revenue derived from each of these services is as follows (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                 1998             1997             1996
                                                             ------------    -------------    -------------
 Healthcare transactions and information services.........   $     33,777    $      11,290    $      11,013
 Information technology operations management.............         15,061            2,100               --
                                                             ------------    -------------    -------------
 Total revenue............................................   $     48,838    $      13,390    $      11,013
                                                             ============    =============    =============

Geographic Information

     Healtheon operates solely within the United States and to date has derived all of its revenue from within the United States. All of our assets are located within the United States.

Major Customers

     In 1998, four customers accounted for 25%, 22%, 21% and 19% of consolidated revenue. In 1997, two customers accounted for 55% and 15% of consolidated revenue. In 1996, two customers accounted for 46% and 38% of consolidated revenue.


15. SUBSEQUENT EVENTS

     From January 1, 1999 through February 10, 1999, the date of our initial public offering, Healtheon granted to employees options to purchase common stock and issued shares of common stock under restricted stock purchase agreements equal to a total of 4,006,075 shares of common stock at exercise or purchase prices ranging from $3.55 to $5.85 per share. We will record additional deferred stock compensation of approximately $6,000,000 with regard to these grants.

     In January 1999, Healtheon and SmithKline Labs entered into a services agreement under which Healtheon will provide certain electronic laboratory results delivery services to approximately 20,000 provider sites, in addition to the sites currently served through the SCAN service. In addition, in January 1999, the two companies completed an asset purchase agreement under which Healtheon purchased certain assets currently used by SmithKline Labs to provide these laboratory results delivery services in exchange for $2,000,000 in cash and 1,833,333 shares of Healtheon's common stock with a value of $11,000,000.

     On February 10, 1999, Healtheon completed its initial public offering. We sold 5,750,000 shares of common stock to the public and realized net proceeds of approximately $41,900,000.

                                    EXHIBITS

     As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

      EXHIBIT
      NUMBER                  EXHIBIT DESCRIPTION
      -------   ---------------------------------------------------
       21.1     Subsidiaries of the Registrant
       27.1     Financial Data Schedule