Form 10-Q
period 1999-03-31
HEALTHEON CORP
filed 1999-05-17
CIK 1009575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission file number 333-70553


                              HEALTHEON CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               94-3236644
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                            4600 PATRICK HENRY DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                    (Address of principal executive offices)
                                 (408) 876-5000
              (Registrant's telephone number, including area code)

                           --------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ ]    NO [X]

As of April 30, 1999, there were 70,976,757 shares of the Registrant's Common Stock outstanding.

================================================================================

                              HEALTHEON CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999
                                      INDEX


                                                                             PAGE
PART I    FINANCIAL INFORMATION                                             NUMBER

ITEM 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 1999
             and December 31, 1998.......................................     3

          Condensed Consolidated Statements of Operations for the three
             months ended March 31, 1999 and 1998........................     4

          Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1999 and 1998........................     5

          Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ....    19

PART II   OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds......................    20

ITEM 6.   Exhibits and Reports on Form 8-K...............................    20

          Signatures.....................................................    21

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              HEALTHEON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          MARCH 31,   DECEMBER 31,
                                                            1999         1998
                                                         ----------   ----------
                                                         (unaudited)      (1)
ASSETS
Current assets:
   Cash and cash equivalents ..........................  $   38,389   $   19,389
   Short-term investments .............................      24,786       17,428
   Accounts receivable, net ...........................      10,424        7,954
   Other current assets ...............................       1,561          706
                                                         ----------   ----------
      Total current assets ............................      75,160       45,477

Property and equipment, net ...........................      17,410       12,285
Intangible assets, net ................................      24,828       19,868
Other assets ..........................................       3,657        2,310
                                                         ----------   ----------
                                                         $  121,055   $   79,940
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ......................................  $    1,054   $    1,213
   Accounts payable ...................................       4,017        5,178
   Accrued liabilities ................................      11,110        6,983
   Current portion of capital lease obligations .......       2,393        2,295
   Deferred revenue ...................................       3,597        1,874
                                                         ----------   ----------
      Total current liabilities .......................      22,171       17,543

Capital lease obligations, net of current portion .....       3,153        2,984

Stockholders' equity:
   Convertible preferred stock ........................          --       46,101
   Common stock .......................................           7            5
   Additional paid-in capital .........................     228,833      123,670
   Deferred stock compensation ........................     (11,112)      (6,935)
   Accumulated deficit ................................    (121,997)    (103,428)
                                                         ----------   ----------
      Total stockholders' equity ......................      95,731       59,413
                                                         ----------   ----------
                                                         $  121,055   $   79,940
                                                         ==========   ==========

(1)   Derived from audited financial statements as of December 31, 1998.

            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
Revenue(1) ............................................  $ 17,555       $  9,754

Operating costs and expenses:
  Cost of revenue(1) ..................................    16,860          7,948
  Development and engineering .........................     7,341          3,919
  Sales, general and administrative ...................     9,022          4,966
  Amortization of intangible assets ...................     3,459          1,949
                                                         --------       --------
    Total operating costs and expenses ................    36,682         18,782
                                                         --------       --------

Loss from operations ..................................   (19,127)        (9,028)
Interest income .......................................       697            358
Interest expense ......................................      (139)          (116)
Dividends on ActaMed's convertible
  redeemable preferred stock ..........................        --           (890)
                                                         --------       --------
Net loss ..............................................  $(18,569)      $ (9,676)
                                                         ========       ========
Basic and diluted net loss per common share ...........  $  (0.30)      $  (1.19)
                                                         ========       ========
Weighted average shares outstanding used in
  computing basic and diluted net loss per
  common share ........................................    62,665          8,099
                                                         ========       ========

(1) Includes revenue to related parties of $9,521 and $4,656 and cost of revenue of $8,643 and $2,860 for the three months ended March 31, 1999 and 1998. See note 3.

            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................    $(18,569)      $ (9,676)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization ..............................       8,030          4,021
     Dividends on ActaMed's convertible redeemable
        preferred stock .........................................          --            890
     Changes in operating assets and liabilities:
       Accounts receivable ......................................      (2,470)          (529)
       Other assets .............................................      (3,069)          (365)
       Accounts payable .........................................      (1,161)         1,703
       Accrued liabilities ......................................       4,175            359
       Deferred revenue .........................................       1,723            624
                                                                     --------       --------
         Net cash used in operating activities ..................     (11,341)        (2,973)
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments ..........................     (15,148)        (3,083)
   Maturities of short-term investments .........................       7,790          7,059
   Decrease in restricted cash ..................................         867             --
   Purchases of property and equipment ..........................      (4,048)        (2,021)
                                                                     --------       --------
         Net cash provided by (used in) investing
         activities .............................................     (10,539)         1,955
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable ....................................        (159)            --
   Proceeds from issuance of common stock, net of
         issuance costs .........................................      41,755             26
   Payments on note receivable from officer .....................          --            168
   Principal payments of capital lease obligations ..............        (716)          (322)
                                                                     --------       --------
         Net cash provided by (used in) financing
         activities .............................................      40,880           (128)
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents ............      19,000         (1,146)
Cash and cash equivalents at beginning of period ................      19,389         16,504
                                                                     --------       --------
Cash and cash equivalents at end of period ......................    $ 38,389       $ 15,358
                                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid ................................................    $    139       $    116
                                                                     ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Equipment acquired under capital leases ......................    $    983       $    277
                                                                     ========       ========
   Issuance of common stock for assets purchased ................    $ 11,000       $  2,800
                                                                     ========       ========
   Deferred compensation related to options granted .............    $  6,261       $  1,353
                                                                     ========       ========
   Conversion of convertible preferred stock to common
   stock ........................................................    $ 46,101       $     --
                                                                     ========       ========

            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by Healtheon's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

    Healtheon derives its revenue from a single operating segment, healthcare transaction and information services delivered over the Internet, private intranets or other networks and from development and consulting contracts related to these services. In addition, we manage the information technology operations of some of our customers. Healtheon's operations outside of the United States are not significant, and to date has derived all of its revenue from within the United States. Assets located outside of the United States are insignificant at March 31, 1999.

    These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Healtheon's audited consolidated financial statements and notes for the year ended December 31, 1998 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Net Loss per Common Share

  The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           1999           1998
                                                                         --------       --------
Net loss ..............................................................  $(18,569)      $ (9,676)
                                                                         ========       ========
Basic and diluted:
  Weighted-average shares of common stock outstanding .................    63,789          9,498
  Less: Weighted-average common shares subject to repurchase ..........    (1,124)        (1,399)
                                                                         --------       --------
Weighted-average shares used in computing basic and diluted net
  loss per common share ...............................................    62,665          8,099
                                                                         ========       ========
Basic and diluted net loss per common share ...........................  $  (0.30)      $  (1.19)
                                                                         ========       ========

    We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted loss per shares was 18,208,030 at March 31, 1999 and 52,570,914 at March 31, 1998.

2.  SERVICES AGREEMENT WITH SMITHKLINE BEECHAM CLINICAL LABORATORIES, INC.

    In January 1999, Healtheon and SmithKline Beecham Clinical Laboratories, Inc., or SmithKline Labs, entered into a services agreement under which Healtheon will provide certain electronic laboratory results delivery services to approximately 20,000 provider sites, in addition to the sites currently served through the SCAN service. In addition, in January 1999, the two companies completed an asset purchase agreement under which Healtheon purchased certain assets currently used by SmithKline Labs to provide these laboratory results delivery services in exchange for $2,000,000 in cash and 1,833,333 shares of Healtheon's common stock with a value of $11,000,000.

3.  RELATED PARTY TRANSACTIONS

    Revenue from services to related parties consists of services revenue attributable to two customers who are significant stockholders of Healtheon. Receivables due from these related parties included in accounts receivable on the condensed consolidated balance sheets were $4,905,000 at March 31, 1999 and $3,360,000 at December 31, 1998.

4.  STOCKHOLDERS' EQUITY

    From January 1, 1999 through February 10, 1999, the date of our initial public offering, Healtheon granted to employees options to purchase common stock equal to a total of 4,107,625 shares with exercise prices ranging from $3.55 to $5.85 per share. We have recorded deferred stock compensation of $6,261,000 related to these grants.

    On February 10, 1999, Healtheon completed its initial public offering. We sold 5,750,000 shares of common stock to the public and realized net proceeds of approximately $41,398,000.

5.  SUBSEQUENT EVENT

    On April 21, 1999 we announced that we have entered into an agreement to acquire MedE America Corporation ("MedE"), a leading provider of healthcare transaction solutions for pharmacies, hospitals, physicians, dentists, payers and pharmacy benefits managers (PBMs). Under the terms of the agreement, Healtheon will exchange 0.6593 shares of common stock, subject to adjustment if the price of the Healtheon stock is greater than $63.99 or less than $38.39, for each share of MedE stock. Based on Healtheon's closing price on April 20, 1999, the transaction is preliminarily valued at approximately $460 million. The acquisition, which is expected to be accounted for using the purchase method of accounting, is anticipated to be completed in the third quarter of 1999. The transaction is subject to customary closing conditions, including approval by MedE stockholders, and is subject to regulatory review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, relationships with strategic partners and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1998. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

    The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

    Healtheon's revenue to date has been derived primarily from proprietary non-Internet network-based services and from management and operation of customers' information technology, or IT, infrastructure. Our revenue and income potential is unproven and our business model is still emerging. Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets. We have lost money since we began operations and, as of March 31, 1999, we had an accumulated deficit of $122.0 million. We plan to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing. As a result, we expect that we will continue to lose money through 1999 and we may never achieve or sustain profitability.

RESULTS OF OPERATIONS

  Revenue

     We have developed strategic relationships with healthcare industry leaders, including UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street. These four companies each accounted for over 10% of our total revenue in the first quarter of 1999. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The loss of one or more of our significant customers, or a decline in the volume of business generated by these customers, could have a material adverse effect on our business, financial condition and results of operations.

    Healtheon earns revenue from services which include providing access to our network-based services, including fixed fee and transaction based services, and performing development and consulting services, and from licensing software. Services revenue also includes revenue from the management and operation of customers' IT infrastructure. Customers may purchase some or all of Healtheon's applications and services and the customer relationship may evolve from utilizing development and consulting services to utilizing transaction and subscription-based services. Healtheon earns network-based services revenue from fixed fee subscription arrangements, which revenue is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which revenue is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as the services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to these services has been recorded as deferred revenue. At March 31, 1999, we had deferred revenue of approximately $3.6 million.

    Total revenue increased to $17.6 million in the first quarter of 1999 from $9.8 million in the first quarter of 1998. Revenue from the Service Agreements with UnitedHealth and SmithKline Labs increased to $9.5 million from the first quarter of 1999 from $4.7 million in the first quarter of 1998. Increased transaction based services under the UnitedHealth Group Agreement, and additional revenue from the January 1999 Services Agreement with SmithKline Labs, which was phased in during the first quarter of 1999 contributed to the significant increases in revenue.

    In addition, our revenue increased due to contracts with new customers and increased revenue from existing customers, Brown & Toland and Beech Street. We recognized revenue for IT services of $4.9 million in the first quarter of 1999 and $3.8 million in the first quarter of 1998. In addition, we recognized revenue related to IT development services of $0.5 million in the 1999 period and $0.8 million in the 1998 period.

    The UnitedHealth Group Agreement has a five-year term. However, the agreement provides that two years after the date of the agreement, which was signed on April 4, 1996, the parties will agree on new prices that are competitive with the marketplace. Healtheon and UnitedHealth Group are negotiating the new prices and we anticipate that the new prices will reduce the rates paid by UnitedHealth Group, on a prospective basis. The Services Agreements with SmithKline Labs also each have a five-year term. However, the December 1997 Services Agreement provides that the parties will negotiate new rates as of January 1, 2001 and every two years thereafter. Under the terms of the Services Agreement, the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by Healtheon to similar customers.

  Cost of Revenue

    Cost of revenue consists of costs related to services Healtheon provides to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for consulting and development personnel, network operations personnel and customer support personnel; telecommunication costs; depreciation and maintenance of network equipment; amortization of certain intangible assets; a portion of facilities expenses; and leased personnel and facilities costs. Given Healtheon's limited operating history, changes in revenue mix, limited history of Internet-based network services, recent investments in personnel, amortization of infrastructure investments and evolving business model, we believe that analysis of historical cost of revenue as a percentage of revenue is not meaningful. We anticipate that our total cost of revenue will increase in absolute dollars in the future.

    Cost of revenue was $16.9 million in the first quarter of 1999 and $7.9 million in the first quarter of 1998. These increases resulted mainly from higher personnel and network operation costs required to support our increased service revenues.

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

    Development and engineering expense was $7.3 million in the first quarter of 1999 and $3.9 million in the first quarter of 1998. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services.

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

    Sales, general and administrative expense increased to $9.0 million in the first quarter of 1999 from $5.0 million in the first quarter of 1998. The amortization of deferred stock compensation accounted for $1.6 million of the increase. The remainder of the increase resulted from salaries and related costs of added sales personnel and executive management.

    Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of Healtheon's common stock at the time of those grants. Healtheon recorded deferred stock compensation of $6.3 million in the first quarter of 1999, $8.2 million in the full year of 1998 and $2.7 million in the full year of 1997. The deferred stock compensation balance at March 31, 1999 was $11.1 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants. Amortization is estimated to total $7.8 million in 1999, $3.5 million in 2000, $1.5 million in 2001 and $.4 million for 2002.

  Amortization of Intangible Assets

    Amortization of intangible assets was $4.2 million in the first quarter of 1999 and $1.9 million in the first quarter of 1998. All of the intangible assets are being amortized over expected lives of three to five years. The increase is due primarily to the January 1999 Services Agreement with SmithKline Labs and the acquisition of Metis LLC in August 1998. Amortization charges are estimated to be $11.8 million in 1999, $10.0 million in 2000, $3.4 million in 2001, $1.8 million in both 2002 and 2003 and $.2 million in 2004 assuming no impairment of the remaining unamortized intangible asset balances and no additional acquisitions of intangible assets.

  Interest Income and Expense

    Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $0.6 million in the first quarter of 1999 and $0.2 million in the first quarter of 1998. The increase for the 1999 period was due to higher average cash balances resulting from the proceeds of our $46.1 million preferred stock financing in October 1998 and the net proceeds of $41.4 million from our initial public offering in February 1999.

  Dividends on ActaMed's Convertible Redeemable Preferred Stock

    Healtheon acquired ActaMed in a transaction accounted for as a pooling-of-interests in May 1998. Because dividends on ActaMed's convertible redeemable preferred stock were cumulative whether declared or not, ActaMed accrued the dividends on a quarterly basis. Dividends of $.9 million were charged against income in the consolidated statements of operations in the first quarter of 1998. None of the dividends were paid, and, in conjunction with approving the acquisition of ActaMed by Healtheon, ActaMed's preferred stockholders waived their right to receive the dividends, which totaled $7.5 million at the time of the acquisition. The ActaMed preferred stockholders received an aggregate of 17.3 million shares of Healtheon common stock in exchange for their ActaMed convertible redeemable preferred stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

    We expect to continue to acquire technologies and other healthcare technology companies to increase the number and variety of applications on our platform and to increase our customer base. For example, in May 1998 we acquired ActaMed, in August 1998 we acquired substantially all the assets of Metis, LLC, and in April 1999 we announced that we have entered into an agreement to acquire MedE America Corporation, or MedE. See Note 5 of "Notes to Condensed Consolidated Financial Statements." To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies.

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

  We must manage our growth.

    We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. As of March 31, 1999, we have grown our headcount significantly over the prior year. A large portion of this increase resulted from our acquisitions of ActaMed in May 1998 and Metis, LLC in August 1998, which increased our payroll by 230 employees. We expect to continue to hire a significant number of new employees to support our business. In addition, the proposed acquisition of MedE will increase our headcount by approximately 450 employees.

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

    We expect that we will generate a significant portion of our revenue from a small number of customers for the next few years. If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business. For example, we receive a substantial majority of our revenue from four customers. UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street each accounted for over 10% of our total revenue in the first quarter of 1999. As of April 28, 1999, UnitedHealth Group owned approximately 12.7% of our stock and SmithKline Labs owned approximately 8.8% of our stock.

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

    Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

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

    Our success will depend significantly on our senior management team and other key employees. We need to attract, integrate, motivate and retain additional highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team is critical to our success. We do not maintain key person life insurance for anyone.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1999, Healtheon completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $41.4 million. Prior to the offering, Healtheon had funded its operations since inception primarily through the private placement of equity securities, through which we had raised net proceeds of $106.2 million through December 31, 1998. We have also financed our operations through equipment lease financing and bank borrowings. As of March 31, 1999, we had outstanding equipment lease liabilities of $5.5 million and borrowings against a line of credit of $1.1 million. As of March 31, 1999, we had approximately $63.2 million of cash, cash equivalents and short-term investments.

    Cash used in operating activities was $11.3 million in the first quarter of 1999 and $3.0 million in the first quarter of 1998. The cash used during these periods was primarily attributable to net losses. These losses were principally related to increased development and engineering expenses and sales, general and administrative expenses.

    Investments in property and equipment, excluding equipment acquired under capital leases or through the issuance of common stock, were $4.0 million in the first quarter of 1999 and $2.0 million in the first quarter of 1998. In the first quarter of 1999, Healtheon used $15.1 million of cash to purchase short-term investments and realized $7.8 million in cash from maturities of its short-term investments. In the first quarter of 1998, Healtheon used $3.1 million of cash to purchase short-term investments and realized $7.1 million in cash from maturities of its short-term investments.

    Cash provided by financing activities was $40.9 million in the first quarter of 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options, offset slightly by payments totaling $0.9 million on capital lease obligations and line of credit borrowings. Financing activities used $0.1 million of cash in the first quarter of 1998, resulting primarily from payments of capital lease obligations.

    As of March 31, 1999, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 1999 consisted of obligations under operating leases and capital leases and our line of credit.

    We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. However, we may need to raise additional funds within the next 12 months to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.

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

    Healtheon has reviewed the proprietary software systems we use to deliver services to our customers. Although we believe that our internally developed applications and systems are designed to be Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. In January 1999, we acquired certain electronic laboratory connectivity devices from SmithKline Labs. SmithKline has warranted these services to be Year 2000 compliant. Also, two systems acquired by ActaMed, specifically SCAN and ProviderLink, which together accounted for approximately 42% of our total revenue in 1998, will require modifications to become Year 2000 compliant. We have released an updated version of SCAN which is Year 2000 compliant and we are in the process of deploying the updated version of SCAN to our customers. ProviderLink has two versions. The DOS version was made Year 2000 compliant and is currently being deployed to our DOS-based customers. The Internet version is being modified to be Year 2000 compliant and we expect to begin deployment over the Internet in mid-1999. We estimate the cost of these Year 2000 upgrades to be less than $1.0 million. In addition, our SCAN product is installed on approximately 4,650 Healtheon-owned workstations located in provider offices. Many of these workstations are not Year 2000 compliant and we must upgrade or replace them. We expect the costs of such upgrades or replacements to be less than $1.0 million. However, we could experience delays and cost overruns in the development of these upgrades, the upgrades could contain defects and we could experience difficulties in getting our installed base of physicians to implement these upgrades in a timely manner. If we experience these or other difficulties in developing and deploying our Year 2000 upgrades, our revenues from SCAN, ProviderLink and electronic laboratory delivery could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. Failure of third-party or of our equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, financial condition and results of operations. In certain of our agreements, we warrant that our applications and services are Year 2000 compliant. Failure of our applications and services to be Year 2000 compliant could result in the termination of these agreements or in liability for damages, either of which could have a material adverse effect on our business, financial condition and results of operations. We do not believe that the expenditures to upgrade our internal systems and applications will have a material adverse effect on our business, financial condition and results of operations.

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

    Healtheon, with the assistance of an independent consulting firm specializing in Year 2000 issues, has completed a formal assessment of our Year 2000 exposure and is taking steps to address the identified points of exposure. We expect to complete our Year 2000 remediation efforts by mid-1999. We are in the process of developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. However, we are unable to make contingency plans if any significant number of the computers constituting the Internet fail to properly process dates for the year 2000 and there is a system-wide slowdown or breakdown. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations. Any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    The primary objective of Healtheon's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of March 31, 1999, all of our investments mature in less than one year.

    The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

                                                                MATURING IN
                                              ---------------------------------------------------
                                                              THREE
                                               THREE          MONTHS
                                               MONTHS           TO                         FAIR
                                              OR LESS        ONE YEAR         TOTAL        VALUE
                                              -------        --------        -------      -------
                                                            (DOLLARS IN THOUSANDS)
Included in cash and cash equivalents         $35,339             NA         $35,339      $35,339
  Weighted-average interest rate .....           4.87%

Included in short-term investments ...        $15,011         $9,762         $24,773      $24,773
  Weighted-average interest rates ....           4.97%          4.92%

EXCHANGE RATE SENSITIVITY

    Currently the majority of Healtheon's sales and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses to date. While we are conducting some transactions in foreign currencies during 1999, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Use of Proceeds.

        On February 11, 1999, Healtheon completed the initial public offering, or the offering, of its common stock. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Hambrecht & Quist LLC and Volpe Brown Whelan & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-70553). The Registration Statement was declared effective by the Securities and Exchange Commission on February 10, 1999.

        The offering commenced on February 11, 1999. The offering terminated on February 11, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $8 per share for an aggregate initial public offering of $46,000,000.

        We paid a total of $3,220,000 in underwriting discounts and commissions. In addition, the following table itemizes the estimated expenses incurred in connection with the offering, other than underwriting discounts and commissions. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Healtheon or their associates, persons owning 10 percent or more of any class of equity securities of Healtheon or an affiliate of Healtheon.

    Securities and Exchange Commission registration fee........     $   13,900
    NASD filing fee............................................          5,500
    Nasdaq National Market listing fee.........................         94,000
    Printing and engraving expenses............................        260,000
    Professional fees and expenses.............................        815,100
    Blue Sky fees and expenses.................................          9,000
    Transfer agent fees........................................         17,500
    Miscellaneous..............................................        167,000
                                                                    ----------
    Total......................................................     $1,382,000
                                                                    ==========

        After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to Healtheon from the offering were approximately $41.4 million, which has been invested in short-term, interest-bearing, investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        The Exhibits listed in the accompanying Exhibit Index on page 6 are filed as part of this report.

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

        The Company filed a report on Form 8-K on April 23, 1999 regarding the proposed acquisition of MedE America Corporation.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEALTHEON CORPORATION

Date:  May 17, 1999                By: /s/ John L. Westermann III
                                       ----------------------------------------
                                       John L. Westermann III
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.01       Agreement and Plan of Reorganization dated April 20, 1999 by and among Healtheon Corporation, Merc Acquisition Corp. and
              MedE America Corporation. (Incorporated by reference from
              Healtheon's report on Form 8-K filed on April 23, 1999.)

  27.01       Financial data schedule (EDGAR only)

dead monkeys