Form 10-Q
period 1999-06-30
HEALTHEON CORP
filed 1999-08-16
CIK 1009575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               -----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]


          As of July 31, 1999, there were 71,109,338 shares of the Registrant's Common Stock outstanding.


================================================================================

--------------------------------------------------------------------------------

                              HEALTHEON CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999
                                      INDEX

--------------------------------------------------------------------------------



                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER

ITEM 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
                      1998.....................................................................      3

                  Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 1999 and 1998.............................................      4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June
                      30, 1999 and 1998........................................................      5

                  Notes to Condensed Consolidated Financial Statements.........................      6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations............................................................      9

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk...................     22

PART II           OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K.............................................     23

                  Signatures...................................................................     24

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                              HEALTHEON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                          JUNE 30,      DECEMBER 31,
                                                            1999           1998
                                                         ---------      ------------
                                                        (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .....................      $  36,241       $  19,389
    Short-term investments ........................         11,112          17,428
    Accounts receivable, net ......................         11,623           7,954
    Other current assets ..........................          2,466             706
                                                         ---------       ---------

       Total current assets .......................         61,442          45,477

Property and equipment, net .......................         18,261          12,285
Intangible assets, net ............................         22,390          19,868
Other assets ......................................          5,935           2,310
                                                         ---------       ---------
                                                         $ 108,028       $  79,940
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable .................................      $     890       $   1,213
    Accounts payable ..............................          5,790           5,178
    Accrued compensation ..........................          3,634           2,424
    Accrued liabilities ...........................          9,946           4,559
    Current portion of capital lease obligations ..          2,229           2,295
    Deferred revenue ..............................          1,157           1,874
                                                         ---------       ---------
       Total current liabilities ..................         23,646          17,543

Capital lease obligations, net of current portion .          2,609           2,984

Stockholders' equity:
    Convertible preferred stock, at amounts paid in             --          46,101
    Common stock ..................................              7               5
    Additional paid-in capital ....................        229,849         123,670
    Deferred stock compensation ...................         (8,521)         (6,935)
    Accumulated deficit ...........................       (139,562)       (103,428)
                                                         ---------       ---------
       Total stockholders' equity .................         81,773          59,413
                                                         ---------       ---------
                                                         $ 108,028       $  79,940
                                                         =========       =========

            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)



                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                         ---------------------     ---------------------
                                                           1999         1998         1999         1998
                                                         --------     --------     --------     --------
Revenue (1) .........................................    $ 22,698     $ 10,899     $ 40,253     $ 20,653

Operating costs and expenses:
   Cost of operations (1) ...........................      17,914        9,348       33,432       16,846
   Development and engineering ......................       7,220        4,279       14,255        7,999
   Sales, general and administrative ................      10,886        6,915       19,787       11,631
   Depreciation and amortization ....................       4,867        3,156       10,095        6,004
                                                         --------     --------     --------     --------

     Total operating costs and expenses .............      40,887       23,698       77,569       42,480
                                                         --------     --------     --------     --------

Loss from operations ................................     (18,189)     (12,799)     (37,316)     (21,827)
Interest income .....................................         739          279        1,436          637
Interest expense ....................................        (115)        (135)        (254)        (251)
Dividends on ActaMed's convertible
   redeemable preferred stock .......................          --           --           --         (890)
                                                         --------     --------     --------     --------

Net loss ............................................    $(17,565)    $(12,655)    $(36,134)    $(22,331)
                                                         ========     ========     ========     ========


Basic and diluted net loss per common share .........    $  (0.25)    $  (0.47)    $  (0.55)    $  (1.27)
                                                         ========     ========     ========     ========
Weighted average shares outstanding used in computing
                                                                                                ========
   basic and diluted net loss per common share ......      69,907       27,164       66,286       17,632
                                                         ========     ========     ========     ========


(1) Includes revenue to related parties of $10,751 and $4,714 and cost of operations associated with revenue to related parties of $9,711 and $3,864 for the three months ended June 30, 1999 and 1998, and revenue related to related parties of $20,272 and $9,370 and cost of operations associated with revenue to related parties of $17,492 and $6,391 for the six months ended June 30, 1999 and 1998. See note 3.





            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)



                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................      $(36,134)      $(22,331)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .................................        14,996          9,235
      Dividends on ActaMed's convertible redeemable preferred stock..            --            890
      Changes in operating assets and liabilities:
        Accounts receivable .........................................        (3,669)        (1,386)
        Other assets ................................................        (6,252)           595
        Accounts payable ............................................           612            908
        Accrued liabilities .........................................         6,645          2,905
        Deferred revenue ............................................          (717)            61
                                                                           --------       --------
           Net cash used in operating activities ....................       (24,519)        (9,123)
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments .............................       (16,353)        (3,483)
    Maturities of short-term investments ............................        22,669          7,057
    Decrease in restricted cash .....................................           867             --
    Purchases of property and equipment .............................        (7,311)        (2,664)
                                                                           --------       --------
           Net cash provided by (used in) investing activities ......          (128)           910
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (payments) on line of credit borrowings ................          (323)            48
    Proceeds from issuance of preferred stock .......................            --          2,034
    Proceeds from issuance of common stock, net of issuance costs ...        43,245            913
    Payments on note receivable from officer ........................            --            349
    Principal payments of capital lease obligations .................        (1,424)          (560)
                                                                           --------       --------
           Net cash provided by financing activities ................        41,498          2,784
                                                                           --------       --------
Net increase (decrease) in cash and cash equivalents ................        16,851         (5,429)
Cash and cash equivalents at beginning of period ....................        19,389         16,504
                                                                           --------       --------
Cash and cash equivalents at end of period ..........................      $ 36,240       $ 11,075
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid ...................................................      $    261       $    269
                                                                           ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital leases .........................      $    983       $  1,604
                                                                           ========       ========
    Issuance of common stock for assets purchased ...................      $ 11,000       $  4,900
                                                                           ========       ========
    Issuance of convertible redeemable preferred stock for assets
       purchased ....................................................      $     --       $  2,800
                                                                           ========       ========
    Deferred compensation related to options granted ................      $  6,261       $  2,402
                                                                           ========       ========
    Conversion of convertible preferred stock and convertible
       redeemable preferred stock to common stock ...................      $ 46,101       $ 94,119
                                                                           ========       ========



            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by Healtheon's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     Healtheon derives its revenue from a single operating segment, healthcare transaction and information services delivered over the Internet, private intranets or other networks and from development and consulting contracts related to these services. In addition, we manage the information technology operations of some of our customers. Healtheon's operations outside of the United States are not significant, and to date we have derived nearly all of our revenue from within the United States. Assets located outside of the United States are insignificant at June 30, 1999.

     These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Healtheon's audited consolidated financial statements and notes for the year ended December 31, 1998 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Revenue Recognition

     Healtheon earns revenue from services and services to related parties, both of which include providing access to our network-based services and performing development and consulting services, and from licensing software. Services revenue also includes revenue from the management and operation of customers' information technology, or IT, infrastructure. We earn network-based services revenue from fixed fee subscription arrangements, which is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as such services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to such services has been recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Revenue from services to related parties consists of services revenue attributable to UnitedHealth Group and SmithKline Labs. To date, we have derived no significant revenue from brokers, value-added resellers or systems integrators.

     During 1997, we entered into agreements with two customers to manage and operate their current and expanding IT operations, to develop a suite of specific Internet-based commercial software applications and to assist these customers in migrating from their current IT operating environment to these new applications. We utilize our own personnel, certain outside contractors and certain personnel and facilities of the customers that are leased under contract terms to use for these services. The cost of these leased customer personnel and facilities is included as a part of the total costs of the IT and development services that we bill to the customers. We recognized revenue for the IT services of approximately $4,352,000 and $3,505,000 in the three months ended June 30, 1999 and 1998, and $9,279,000 and $7,304,000 in the six months ended June 30, 1999 and 1998. We recognized revenue for the development services of approximately $2,724,000 and $1,720,000 in the three months ended June 30, 1999 and 1998, and $3,273,000 and $2,497,000 in the six months ended June 30, 1999 and 1998. Revenue recognized for IT services included $2,856,000 and $6,321,000 in the three and six months ended June 30, 1999 and $2,638,000 and $6,088,000 in the three and six months ended June 30, 1998, related to leased personnel and facilities. These amounts were also included in cost of operations for the respective periods.

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

   Concentration of Credit Risk

     Healtheon currently derives a substantial portion of its consolidated revenue from a few large customers, two of which are related parties (see Note
3). We believe that the concentration of credit risk in our trade receivables, with respect to our limited customer base, is substantially mitigated by our credit evaluation process. We do not require collateral. To date, our bad-debt write-offs have not been significant.

   Net Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                       ---------------------     ---------------------
                                                         1999         1998         1999         1998
                                                       --------     --------     --------     --------
Net loss ..........................................    $(17,565)    $(12,655)    $(36,134)    $(22,331)
                                                       ========     ========     ========     ========
Basic and diluted:
   Weighted-average shares of common stock
     outstanding ..................................      70,935       28,500       67,362       18,999
   Less: Weighted-average common shares subject to
     repurchase ...................................      (1,028)      (1,336)      (1,076)      (1,367)
                                                       --------     --------     --------     --------
Weighted-average shares used in computing basic and
   diluted net loss per common share ..............      69,907       27,164       66,286       17,632
                                                       ========     ========     ========     ========
Basic and diluted net loss per common share .......    $  (0.25)    $  (0.47)    $  (0.55)    $  (1.27)
                                                       ========     ========     ========     ========

     We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted loss per share was approximately 18,060,000 at June 30, 1999 and 12,379,000 at June 30, 1998.

   Reclassifications

     Certain reclassifications have been made to the financial statements to conform with the current year's presentation.

2.   SERVICES AGREEMENT WITH SMITHKLINE BEECHAM CLINICAL LABORATORIES, INC.

     In January 1999, Healtheon and SmithKline Beecham Clinical Laboratories, Inc., or SmithKline Labs, entered into a services agreement under which Healtheon will provide certain electronic laboratory results delivery services to approximately 20,000 provider sites, in addition to the sites currently served through the SCAN service. In addition, in January 1999, the two companies completed an asset purchase agreement under which Healtheon purchased certain assets currently used by SmithKline Labs to provide these laboratory results delivery services in exchange for $2,000,000 in cash and 1,833,333 shares of Healtheon's common stock with a value of $11,000,000. Of the total purchase price, $9,137,000 was allocated to intangible assets in the accompanying condensed consolidated balance sheet, which are being amortized over five years.

3.   RELATED PARTY TRANSACTIONS

     Revenue from services to related parties consists of revenue attributable to two customers who are significant stockholders of Healtheon. Receivables due from these related parties included in accounts receivable on the condensed consolidated balance sheets were approximately $4,472,000 at June 30, 1999 and $3,360,000 at December 31, 1998.

4.   STOCKHOLDERS' EQUITY

     From January 1, 1999 through February 10, 1999, the date of our initial public offering, Healtheon granted to employees options to purchase common stock and issued shares of common stock under restricted stock purchase agreements equal to a total of 4,107,625 shares of common stock at exercise or purchase prices ranging from $3.55 to $5.85 per share. During 1999, we have recorded additional deferred stock compensation of $6,261,000 with regard to these grants.

     On February 10, 1999, Healtheon completed its initial public offering. We sold 5,750,000 shares of common stock to the public and realized net proceeds of approximately $41,398,000.

5.   PROPOSED MERGERS

     On April 21, 1999 we announced that we have entered into an agreement to acquire MEDE America Corporation ("MEDE AMERICA"), a leading provider of healthcare transaction solutions for pharmacies, hospitals, physicians, dentists, payers and pharmacy benefits managers (PBMs). Under the terms of the agreement, Healtheon will exchange 0.6593 shares of common stock, subject to adjustment if the price of the Healtheon stock is less than $38.39 as determined by a formula just prior to closing, for each share of MEDE AMERICA stock. The transaction is preliminarily valued at approximately $525.3 million. The acquisition, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by MEDE AMERICA stockholders, and is subject to regulatory review.

     On May 20, 1999, we announced that we have entered into an agreement to merge with WebMD, Inc. ("WebMD"), a leading provider of integrated Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare information needs of consumers. Under the terms of the agreement, Healtheon will exchange 1.815 shares of common stock for each share of WebMD stock. The transaction is preliminarily valued at approximately $6,671.6 million. The merger, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by WebMD and Healtheon stockholders, and is subject to regulatory review.

     On June 30, 1999, we entered into an agreement to acquire Greenberg News Networks, Inc., owners of Medcast Networks ("Medcast"), a leading Internet-based medical news and information service. Pursuant to the Agreement and Plan of Merger, we will enter into a strategic business combination with Medcast, conditioned upon and concurrent with the closing of our previously agreed to merger with WebMD. Under the terms of the agreement, Healtheon/WebMD Corporation will exchange 0.5483 shares of common stock for each share of Medcast stock. The transaction is preliminarily valued at approximately $215.0 million. The acquisition, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by Medcast stockholders, and is subject to regulatory review.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, relationships with strategic partners and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1998 and the Registration Statement on Form S-4 filed by Healtheon/WebMD Corporation on June 16, 1999, as amended. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

     Because Healtheon has recently begun operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is still emerging. Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets. We have lost money since we began operations and, as of June 30, 1999, we had an accumulated deficit of $139.6 million. We plan to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing. As a result, we expect that we will continue to lose money through 1999 and we may never achieve or sustain profitability.

     On April 21, 1999 we announced that we have entered into an agreement to acquire MEDE America Corporation ("MEDE AMERICA"), a leading provider of healthcare transaction solutions for pharmacies, hospitals, physicians, dentists, payers and pharmacy benefits managers (PBMs). Under the terms of the agreement, Healtheon will exchange 0.6593 shares of common stock, subject to adjustment if the price of the Healtheon stock is less than $38.39 as determined by a formula just prior to closing, for each share of MEDE AMERICA stock. The transaction is preliminarily valued at approximately $525.3 million. The acquisition, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by MEDE AMERICA stockholders, and is subject to regulatory review.

     On May 20, 1999, we announced that we have entered into an agreement to merge with WebMD, Inc. ("WebMD"), a leading provider of integrated Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare information needs of consumers. Under the terms of the agreement, Healtheon will exchange 1.815 shares of common stock for each share of WebMD stock. The transaction is preliminarily valued at approximately $6,671.6 million. The merger, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by WebMD and Healtheon stockholders, and is subject to regulatory review.

     On June 30, 1999, we entered into an agreement to acquire Greenberg News Networks, Inc., owners of Medcast Networks ("Medcast"), a leading Internet-based medical news and information service. Pursuant to the Agreement and Plan of Merger, we will enter into a strategic business combination with Medcast, conditioned upon and concurrent with the closing of our previously agreed to merger with WebMD. Under the terms of the agreement, Healtheon/WebMD Corporation will exchange 0.5483 shares of common stock for each share of Medcast stock. The transaction is preliminarily valued at approximately $215.0 million. The acquisition, which will be accounted for using the purchase method of accounting, is anticipated to be completed in late third quarter or early fourth quarter of 1999. The transaction is subject to customary closing conditions, including approval by Medcast stockholders, and is subject to regulatory review.

     If the above transactions are consummated, the purchase price of these transactions will be amortized over the useful lives of the tangible and intangible assets. We currently anticipate that this amortization will cause us to incur significant net losses for the next several years, and expect to incur increasing net operating losses and negative cash flows for the foreseeable future and may never reach profitability.

RESULTS OF OPERATIONS

   Revenue

     We have developed strategic relationships with healthcare industry leaders, including UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street. These four companies each accounted for over 10% of our total revenue in the six months ended June 30, 1999. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The loss of one or more of our significant customers, or a decline in the volume of business generated by these customers, could have a material adverse effect on our business, financial condition and results of operations.

     Healtheon earns revenue from services that include providing access to our network-based services, including fixed fee and transaction based services, and performing development and consulting services, including the management and operation of customers' IT infrastructure, and from licensing software. Customers may purchase some or all of Healtheon's applications and services and the customer relationship may evolve from utilizing development and consulting services to utilizing transaction and subscription-based services. Healtheon earns network-based services revenue from fixed fee subscription arrangements, which revenue is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which revenue is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as the services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to these services has been recorded as deferred revenue. At June 30, 1999, we had deferred revenue of approximately $1.2 million.

     Total revenue increased to $22.7 million and $40.3 million in the three and six months ended June 30, 1999 from $10.9 million and $20.7 million in the three and six months ended June 30, 1998. Revenue from the service agreements with UnitedHealth and SmithKline Labs increased to $10.8 million and $20.3 million in the three and six months ended June 30, 1999, compared to $4.7 million and $9.4 million in the three and six months ended June 30, 1998. Increased transaction-based services under the UnitedHealth Group agreement, and additional revenue from the January 1999 services agreement with SmithKline Labs, which was phased in during the first quarter of 1999, contributed to the significant increases in revenue.

     The UnitedHealth Group agreement has a five-year term. However, the agreement provides that two years after the date of the agreement, which was signed on April 4, 1996, the parties will agree on new prices that are competitive with the marketplace. Healtheon and UnitedHealth Group are negotiating the new prices and we anticipate that the new prices will reduce the rates paid by UnitedHealth Group on a prospective basis. The services agreements with SmithKline Labs also each have a five-year term. However, the December 1997 services agreement provides that the parties will negotiate new rates as of January 1, 2001 and every two years thereafter. Under the terms of this services agreement, the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by Healtheon to similar customers.

      In December 1996, through a subsidiary, Healtheon entered into an agreement to license its newly granted patent to International Business Machines Corporation ("IBM"). IBM agreed to pay $4.8 million over a four-year period, $1.0 million in December 1996 and the remaining balance in 48 equal monthly installments commencing in January 1997. Additionally, we issued IBM a five-year warrant to purchase 282,522 shares of our common stock at a price of $7.97 per share. Because of the extended payment terms and the subsidiary's contentious relationship with IBM, we concluded that collection was not assured and, accordingly, we were recognizing this revenue as the proceeds were collected. In January 1999, we announced an enhanced relationship with IBM, where both parties agreed to jointly market and sell each company's products to their healthcare customers. Since then, we have been in further discussions with IBM on additional strategic opportunities, and as a part of these discussions, in June, 1999 we amended the agreement with IBM such that the remaining payment stream was discounted in exchange for immediate payment of the revised balance due, resulting in the recognition of the remaining deferred revenue. As a result, we recognized revenue of $1.3 million and $1.5 million in the three and six months ended June 30, 1999 and $0.2 million and $0.4 million in the three and six months ended June 30, 1998. We do not currently anticipate that we will earn a material amount of revenue from software licenses in the foreseeable future.

   Cost of Operations

      Cost of operations consists of costs related to services Healtheon provides to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for consulting and development personnel, network operations personnel and customer support personnel; telecommunication costs; maintenance of network equipment; a portion of facilities expenses; and leased personnel and facilities costs. Given Healtheon's limited operating history, changes in revenue mix, limited history of Internet-based network services, recent investments in personnel, amortization of infrastructure investments and evolving business model, we believe that analysis of historical cost of operations as a percentage of revenue is not meaningful. We anticipate that our total cost of operations will increase in absolute dollars in the future.

     Cost of operations increased to $17.9 million and $33.4 million in the three and six months ended June 30, 1999 from $9.3 million and $16.8 million in the three and six months ended June 30, 1998. These increases resulted mainly from higher personnel and network operations costs required to support the increased revenues.

   Development and Engineering

      Development and engineering expense, which excludes development expenses that are included in cost of operation, consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to engineering personnel, fees to outside contractors and consultants, a portion of facilities expenses and the maintenance of capital equipment used in the development process. We believe our success is partially dependent upon our ability to introduce new applications in several healthcare markets in a relatively short period of time. Accordingly, Healtheon intends to continue recruiting and hiring experienced engineering personnel and to continue making other investments in development and engineering. We expect that development and engineering expenses will continue to increase in absolute dollars. Currently, all development and engineering expenses are expensed as incurred.

     Development and engineering expense was $7.2 million and $14.3 million in the three and six months ended June 30, 1999 and $4.3 million and $8.0 million in the three and six months ended June 30, 1998. The increases were the result of a significant increase in the number of engineers engaged in the development of our applications and services.

   Sales, General and Administrative

     Sales, general and administrative expense consists primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel; commissions; costs and expenses for marketing programs and trade shows; fees for professional services; and costs of accounting and internal control systems to support our operations. We anticipate that sales, general and administrative expenses will continue to increase in absolute dollars as we add sales, marketing and administrative personnel, increase our marketing and promotional activities and incur costs related to being a public company, such as directors' and officers' liability insurance premiums and professional fees.

     Sales, general and administrative expense increased to $10.9 million and $19.8 million in the three and six months ended June 30, 1999 from $6.9 million and $11.6 million in the three and six months ended June 30, 1998. The amortization of deferred stock compensation expense was $2.1 million and $4.2 million in the three and six months ended June 30, 1999, compared to $0.7 million and $1.1 million in the comparable periods of the prior year. Substantially all of the remainder of the increase resulted from salaries and related support costs for added sales and administrative personnel and executive management.

     Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of Healtheon's common stock at the time of those grants. Healtheon recorded deferred stock compensation of $6.3 million in the first six months of 1999, $8.2 million in the full year of 1998 and $2.7 million in the full year of 1997. The unamortized deferred stock compensation balance at June 30, 1999 was $8.5 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants. Amortization is estimated to total $3.4 million during the remainder of 1999, $3.3 million in 2000, $1.4 million in 2001 and $0.4 million for 2002.

   Depreciation and Amortization

     Depreciation expense and amortization of intangible assets was $4.9 million and $10.1 million in the three and six months ended June 30, 1999 and $3.2 million and $6.0 million in the three and six months ended June 30, 1998. Property and equipment is being depreciated over the estimated useful lives of the related assets, generally three to seven years. All of the intangible assets are being amortized over an expected lives of two to five years. The increases resulted primarily from the January 1999 Services Agreement with SmithKline Labs and the acquisition of Metis LLC in August 1998. Amortization charges are estimated to be $11.8 million in 1999, $10.0 million in 2000, $3.4 million in 2001, $1.8 million in both 2002 and 2003 and $.2 million in 2004 assuming no impairment of the remaining unamortized intangible asset balances and no additional acquisitions of intangible assets.

   Interest Income and Expense

     Interest income has been derived primarily from the investment of excess cash. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Interest income was $1.4 million in the first six months of 1999 and $0.6 million in the first six months of 1998. The increase for the 1999 period was due to higher average cash balances resulting from the proceeds of our $46.1 million preferred stock financing in October 1998 and the net proceeds of $41.4 million from our initial public offering in February 1999.

   Dividends on ActaMed's Convertible Redeemable Preferred Stock

     Healtheon acquired ActaMed in a transaction accounted for as a pooling-of-interests in May 1998. Because dividends on ActaMed's convertible redeemable preferred stock were cumulative whether declared or not, ActaMed accrued the dividends on a quarterly basis. Dividends of $.9 million were charged against income in the consolidated statements of operations in both the three and six months ended June 30, 1998. None of the dividends were paid, and, in conjunction with approving the acquisition of ActaMed by Healtheon, ActaMed's preferred stockholders waived their right to receive the dividends, which totaled $7.5 million at the time of the acquisition. The ActaMed preferred stockholders received an aggregate of 17,252,408 shares of Healtheon common stock in exchange for their ActaMed convertible redeemable preferred stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   Healtheon/WebMD Corporation has filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to proposed acquisitions of Healtheon, WebMD, Inc., MeDE AMERICA and Greenberg News Networks, Inc. We will face additional risks to our business as a result of these acquisitions. We encourage you to carefully read the registration statement, including risks identified under the caption "Risk Factors," for a more thorough discussion of the acquisition and the risks facing the combined company.

   OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Fluctuations in our quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors discussed throughout this risk factor section.

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

   THE HEALTHCARE INDUSTRY MAY NOT ACCEPT OUR SOLUTIONS.

     We must attract a significant number of customers throughout the healthcare industry. To date, the healthcare industry has been resistant to adopting new information technology solutions and these healthcare participants may not adopt our solutions. Electronic information exchange and transaction processing by the healthcare industry is still developing. We believe that complexities in the nature of the healthcare transactions that must be processed have hindered the development and acceptance of information technology solutions by the industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect it will. Even if the conversion does occur as rapidly as we expect, healthcare industry participants may use applications and services offered by others.

     We believe that we must gain significant market share with our applications and services before our competitors introduce alternative products, applications or services with features similar to our current or proposed offerings. Our business plan is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of the transaction services available on our platform increase. We may not achieve the critical mass of users we believe is necessary. In addition, we expect to generate a significant portion of our revenue from subscription and transaction-based fees. Consequently, any significant shortfall in the number of users or transactions occurring over our platform would adversely affect our revenue.

   WE RELY ON STRATEGIC RELATIONSHIPS TO GENERATE REVENUE.

     We must establish and maintain strategic relationships with leaders in a number of healthcare industry segments. This is critical to us because we believe that these relationships will enable us to:

     o extend the reach of our applications and services to the various participants in the healthcare industry;

     o  obtain specialized healthcare expertise;

     o  develop and deploy new applications;

     o  further enhance the Healtheon brand; and

     o  generate revenue.

     We may not be able to establish commercial acceptance of our platform applications and services if we lose any of our strategic relationships, fail to obtain modifications of exiting relationships, or fail to establish additional relationships, or if our strategic partners fail to actively pursue additional business relationships and partnerships with us.

     Entering into strategic relationships is complicated because some of our current and future partners may decide to compete with us. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we have established relationships with competitors of these key participants. Consequently, it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential partners may resist working with us until our applications and services have been successfully introduced and have achieved market acceptance.

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

   OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE DO NOT QUICKLY EXPAND OUR SUITE OF APPLICATIONS.

     We currently offer a limited number of applications on our platform and our future success depends on quickly introducing new applications in several healthcare segments. We do not have the internal resources and specialized healthcare expertise to develop all these applications independently. Consequently, we must rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with existing customer legacy computer systems and our platform. Developing, integrating and customizing these applications will be expensive and time consuming, and these applications may never achieve market acceptance, which could also cause our business to suffer.

   WE MUST ACQUIRE TECHNOLOGIES AND COMPANIES TO INCREASE OUR CUSTOMER BASE.

     We expect to continue to acquire technologies and other healthcare technology companies to increase the number and variety of applications on our platform and to increase our customer base. For example, in May 1998 we acquired ActaMed, in August 1998 we acquired substantially all the assets of Metis, LLC, in April 1999 we announced that we have entered into an agreement to acquire MEDE America Corporation, in May 1999 we announced that we have entered into an agreement to merge with WebMD, Inc., and in June 1999 we entered into an agreement to acquire Greenberg News Networks, Inc., owners of Medcast Networks. See notes 5 of notes to condensed consolidated financial statements. To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies.

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

     We intend to pay for some of our acquisitions by issuing additional common stock and this could dilute our stockholders. We may also use cash to buy companies or technologies in the future. If we do use cash, we may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with our contemplated and future acquisitions, which would materially increase our operating expenses.

   WE MAY LOSE CONTRACTUAL RIGHTS WITH SUPPLIERS, CUSTOMERS AND OTHER BUSINESS PARTNERS DUE TO THE PROPOSED ACQUISITIONS.

     Healtheon, WebMD, MEDE AMERICA and Medcast have contracts with many sponsors, customers and other business partners. Some of these contracts require Healtheon, WebMD, MEDE AMERICA and Medcast to obtain the consent, waiver or approval of these other parties in connection with the proposed reorganizations. If consent, waiver or approval cannot be obtained, we may lose the right to use intellectual property or other rights that are necessary for smooth operations. Healtheon, WebMD, MEDE AMERICA and Medcast have agreed to seek to secure the necessary consents, waivers and approvals. However, Healtheon, WebMD, MEDE AMERICA and Medcast may not be able to obtain all of the necessary consents, waivers and approvals.

     In addition, Healtheon, WebMD, MEDE AMERICA and Medcast each have granted exclusive rights to third parties with regard to certain content, sponsorship or other strategic relationships. Some of these rights conflict with rights granted by the other parties. We may not successfully resolve these conflicts and failure to do so could harm our business.

   WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING HEALTHEON, WEBMD, MEDE AMERICA AND MEDCAST.

     The proposed transactions with WebMD, MEDE AMERICA and Medcast, and resulting reorganizations, involve risks related to the integration and management of acquired technology, operations and personnel. The integration of Healtheon, WebMD, MEDE AMERICA and Medcast will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Following the reorganizations, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in the proposed integrations, including:

     o  potential incompatibility of business cultures;

     o  perceived adverse changes in business focus;

     o  potential conflicts in sponsor, advertising or content relationships;
        and

     o diversion of the attention of management from other ongoing business concerns.

   OUR BUSINESS WILL SUFFER IF WE FAIL TO  MANAGE OUR GROWTH.

     We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. As of June 30, 1999, we have grown to 824 employees and independent contractors, from 648 employees and independent contractors on December 31, 1998, and from 176 employees and independent contractors on December 31, 1997. A large portion of this increase resulted from our acquisitions of ActaMed in May 1998 and Metis, LLC in August 1998, which increased our payroll by 230 employees. We expect to continue to hire a significant number of new employees to support our business. In addition, the proposed transactions with WebMD, MedE AMERICA and Medcast will increase our headcount significantly.

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

   OUR BUSINESS WILL SUFFER IF COMMERCIAL USERS DO NOT ACCEPT INTERNET
SOLUTIONS.

     Our business model depends on the adoption of Internet solutions by commercial users. Our ability to generate revenues could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     o inadequate development of the necessary infrastructure for communication speed, access and server reliability;

     o security and confidentiality concerns relating to conducting transactions over the Internet;

     o lack of development of complementary products, such as high-speed modems and high-speed communication lines; and

     o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

     The internet infrastructure may be unable to support the demands placed on it by this continued growth. The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. The healthcare industry, in particular, relies on legacy systems that may be unable to benefit from our Internet-based platform. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases. We can process transactions for healthcare participants that maintain information on their own proprietary databases. However, the benefits of our connectivity and sophisticated information management solution are limited under these circumstances. Customers using legacy and client-server systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for older systems.

   PERFORMANCE PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS.

     Our customer satisfaction and our business could be harmed if we or our customers experience any system delays, failures or loss of data. We currently process substantially all of our customer transactions and data at our facilities in Santa Clara, California and Atlanta, Georgia. Although we have safeguards for emergencies, we do not have backup facilities to process information if either of these facilities is not functioning. The occurrence of a major catastrophic event or other system failure at either the Santa Clara or the Atlanta facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages.

     We depend on service and content providers to provide information and data feeds on a timely basis. Our web site could experience distributions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing customers, strategic partners, advertisers or sponsors and, if sustained or repeated, could reduce the attractiveness of our services.

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

   IF OUR SYSTEMS EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, OUR REPUTATION WILL SUFFER.

     A material security breach could damage our reputation or result in liability to us. We retain confidential customer and patient information in our processing centers. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

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

   OUR PLATFORM INFRASTRUCTURE AND ITS SCALABILITY ARE NOT PROVEN AND IT MAY FAIL TO RESPOND TO NEW GROWTH.

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

   OUR REVENUES ARE CONCENTRATED IN A FEW CUSTOMERS, AND OUR ABILITY TO GENERATE REVENUE WOULD SUFFER IF WE LOST ANY OF THESE CUSTOMERS.

     We expect that we will generate a significant portion of our revenue from a small number of customers for the next few years. If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business. For example, we receive a substantial majority of our revenue from four customers. UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street each accounted for over 10% and together accounted for approximately 82% of our total revenue in the first six months of 1999. In addition, these four customers each accounted for over 10% and together accounted for approximately 87% of our total revenue in the full year of 1998. As of June 30, 1999, UnitedHealth Group owned approximately 12.7% of our stock and SmithKline Labs owned approximately 8.8% of our stock.

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

     Many of our competitors have announced or introduced Internet strategies that will compete with our applications and services. We have many competitors, including:

     o healthcare information software vendors, including McKesson HBOC and Shared Medical Systems Corporation;

     o healthcare electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     o large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation; and

     o  small regional organizations.

     In addition, we expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of our large customers may also compete with us. We will also compete for subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates with the following categories of companies:

     o online services or web sites targeted to the healthcare industry and healthcare consumers generally, including medscape.com, pol.net, ivillage.com, medcareonline.com, mediconsult.com, betterhealth.com, drkoop.com, onhealth.com, healthcentral.com, and thriveonline.com;

     o publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish web sites;

     o general purpose consumer online services and portals which provide access to healthcare-related content and services;

     o public sector and non-profit web sites that provide healthcare information without advertising or commercial sponsorships;

     o vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and

     o  web search and retrieval services and other high-traffic web sites.

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

   THE TREND TOWARD CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD LEAD TO LOWER OPERATING MARGINS.

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

   GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is subject to government regulation. Existing as well as new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as:

     o  user privacy;

     o  pricing;

     o  content;

     o  copyrights;

     o  distribution; and

     o  characteristics and quality of products and services.

     Regulation regarding patient confidentiality:

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

     Emerging standards required by The Health Insurance Portability and Accountability Act of 1996:

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

     Possible regulation by the U.S. Food and Drug Administration:

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

   WE MAY FACE LIABILITIES DUE TO ERRORS IN OUR PRODUCTS OR CONTENT ON OUR WEB SITES.

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

     Many of our contracts limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

     In addition, we could be subject to third party claims based on the nature and content of information supplied on our Web site by ourselves or by third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through out Web sites linked from our Web sites or through content and information that may be posted by users in chat rooms or bulletin boards. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management's attention away from operating the business.

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

   OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

     Our future operating results will substantially depend on our senior management team and other key employees to manage changing business conditions and to improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain additional highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including W. Michael Long, our Chief Executive Officer, is critical to our success. We do not maintain key person life insurance for anyone.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1999, Healtheon completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $41.4 million. Prior to the offering, Healtheon had funded its operations since inception primarily through the private placement of equity securities, through which we had raised net proceeds of $106.2 million through December 31, 1998. We have also financed our operations through equipment lease financing and bank borrowings. As of June 30, 1999, we had outstanding equipment lease liabilities of $4.8 million and notes payable of $0.9 million. As of June 30, 1999, we had approximately $47.4 million of cash, cash equivalents and short-term investments.

     Cash used in operating activities was $24.3 million in the six months ended June 30, 1999 compared to $9.1 million in the six months ended June 30, 1998. The cash used during these periods was primarily attributable to net losses. These losses were principally related to increased expenses as described more fully above in Results of Operations.

     Investments in property and equipment, excluding equipment acquired under capital leases or through the issuance of common stock, were $7.3 million in the six months ended June 30, 1999 and $2.7 million in the six months ended June 30, 1998. In the first six months of 1999, Healtheon used $16.4 million of cash to purchase short-term investments and realized $22.7 million in cash from maturities of its short-term investments. In the first six months of 1998, Healtheon used $3.5 million of cash to purchase short-term investments and realized $7.1 million in cash from maturities of its short-term investments.

     Cash provided by financing activities was $41.5 million in the six months ended June 30, 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options, partially offset by payments totaling $1.4 million on capital lease obligations and line of credit borrowings. Financing activities provided $2.8 million of cash in the six months ended June 30, 1998, resulting primarily from proceeds from the issuance of preferred and common stock, offset in part by payments on capital lease obligations.

     As of June 30, 1999, we did not have any material commitments for capital expenditures. Our principal commitments at June 30, 1999 consisted of obligations under operating leases and capital leases and notes payable.

     We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements through the end of the year. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. However, with the completion of the merger with WebMD we will have, on a combined basis, sufficient cash resources to meet our needs for at least the next twelve months and for some extended time beyond that. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. In the event the WebMD merger does not close, we may be required to raise additional funds in the first quarter of 2000. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.


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

     Healtheon has reviewed the proprietary software systems we use to deliver services to our customers. Although we believe that our internally developed applications and systems are designed to be Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. In January 1999, we acquired certain electronic laboratory results delivery services from SmithKline Labs. SmithKline has warranted these services to be

Year 2000 compliant. Also, two systems acquired by ActaMed, specifically SCAN and ProviderLink, which together accounted for approximately 42% of our total revenue in 1998 and 29% in the six months ended June 30, 1999, will require modifications to become Year 2000 compliant. We have released an updated version of SCAN which is Year 2000 compliant and we are in the process of deploying the updated version of SCAN to our customers. ProviderLink has two versions. The DOS version was made Year 2000 compliant and is currently being deployed to our DOS-based customers. The Internet version is being modified to be Year 2000 compliant and we expect to begin deployment over the Internet in the second half of 1999. We estimate the cost of these Year 2000 upgrades to be less than $1.0 million. In addition, our SCAN product is installed on approximately 4,650 Healtheon-owned workstations located in provider offices. Many of these workstations are not Year 2000 compliant and we must upgrade or replace them. We expect the costs of such upgrades or replacements to be less than $1.0 million. However, we could experience delays and cost overruns in the development of these upgrades, the upgrades could contain defects and we could experience difficulties in getting our installed base of physicians to implement these upgrades in a timely manner. If we experience these or other difficulties in developing and deploying our Year 2000 upgrades, our revenues from SCAN, ProviderLink and electronic laboratory delivery could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. Failure of third-party or of our equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, financial condition and results of operations. In certain of our agreements, we warrant that our applications and services are Year 2000 compliant. Failure of our applications and services to be Year 2000 compliant could result in the termination of these agreements or in liability for damages, either of which could have a material adverse effect on our business, financial condition and results of operations. We do not believe that the expenditures to upgrade our internal systems and applications will have a material adverse effect on our business, financial condition and results of operations.

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

        Healtheon, with the assistance of an independent consulting firm specializing in Year 2000 issues, has completed a formal assessment of our Year 2000 exposure and is taking steps to address the identified points of exposure. We expect to complete our Year 2000 remediation efforts in the second half of 1999. We are in the process of developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. However, we are unable to make contingency plans if any significant number of the computers constituting the Internet fail to properly process dates for the year 2000 and there is a system-wide slowdown or breakdown. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations. Any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could harm our business.

--------------------------------------------------------------------------------

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


INTEREST RATE SENSITIVITY

     The primary objective of Healtheon's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of June 30, 1999, all of our investments mature in less than three months.

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 1999. This table does not include money market funds because those funds are not subject to market risk.

                                               MATURING IN
                                               THREE MONTHS      FAIR
                                                  OR LESS        VALUE
                                               ------------     --------
                                                 (DOLLARS IN THOUSANDS)

     Included in cash and cash equivalents ..    $ 31,899       $ 31,899
       Weighted-average interest rate .......        4.96%

     Included in short-term investments .....     $ 11,017       $ 11,017
       Weighted-average interest rates ......         5.05%

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

--------------------------------------------------------------------------------

PART II.      OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         The Exhibits listed in the accompanying Exhibit Index on page 25 are filed as part of this report.


     (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 1999:

         The Company filed a report on Form 8-K on April 23, 1999 regarding the proposed acquisition of MEDE America Corporation.

         The Company filed a report on Form 8-K on May 24, 1999 regarding the proposed merger with WebMD, Inc.

         In addition, the Company filed a report on Form 8-K on July 8, 1999 regarding the proposed acquisition of Greenberg News Networks, Inc.

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------


       In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  HEALTHEON CORPORATION




Date:  August 13, 1999            By:   /s/ John L. Westermann III
                                      -----------------------------------------
                                            John L. Westermann III
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------


     EXHIBIT NO.      DESCRIPTION
     -----------      -----------
         10.1         Agreement and Plan of Reorganization dated May 20, 1999 by and among Healtheon Corporation, Water Acquisition Corp.
                      and WebMD, Inc. (Incorporated by reference from
                      Healtheon's report on Form 8-K filed on May 20, 1999.)

         10.2 Agreement and Plan of Merger dated June 30, 1999 by and among Healtheon Corporation, Healtheon/WebMD Corporation,
                      WebMD, Inc., GNN Merger Corp. and Greenberg News Networks,
                      Inc. (Incorporated by reference from Healtheon's report on Form 8-K filed on July 8, 1999.

         27.1         Financial data schedule (EDGAR only)