Form 10-Q
period 1999-09-30
HEALTHEON CORP
filed 1999-11-15
CIK 1009575

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission file number 333-70553

                        --------------------------------


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

                        --------------------------------


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   [X]     NO   [ ]


As of October 29, 1999, there were 72,150,568 shares of the Registrant's Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------

                              HEALTHEON CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX
--------------------------------------------------------------------------------


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998.......................................     3

               Condensed Consolidated Statements of Operations for the three and
                  nine months ended September 30, 1999 and 1998...............     4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1999 and 1998....................     5

               Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................     9

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk.....    22

PART II        OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K...............................    23

               Signatures.....................................................    24

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              HEALTHEON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                              1999                1998
                                                           -------------       ------------
                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .....................          $  25,122           $  19,389
   Short-term investments ........................              2,601              17,428
   Accounts receivable, net ......................             22,535               7,954
   Other current assets ..........................              2,951                 706
                                                            ---------           ---------

      Total current assets .......................             53,209              45,477

Property and equipment, net ......................             20,040              12,285
Intangible assets, net ...........................             19,817              19,868
Other assets .....................................              7,382               2,310
                                                            ---------           ---------

                                                            $ 100,448           $  79,940
                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable .................................          $      --           $   1,213
   Accounts payable ..............................              8,124               5,178
   Accrued compensation ..........................              5,443               2,424
   Accrued liabilities ...........................             12,676               4,559
   Current portion of capital lease obligations ..              2,126               2,295
   Deferred revenue ..............................              1,954               1,874
                                                            ---------           ---------
      Total current liabilities ..................             30,323              17,543

Capital lease obligations, net of current portion               2,080               2,984

Stockholders' equity:
   Convertible preferred stock, at amounts paid in                 --              46,101
   Common stock ..................................                  7                   5
   Additional paid-in capital ....................            231,385             123,670
   Deferred stock compensation ...................             (6,676)             (6,935)
   Accumulated deficit ...........................           (156,671)           (103,428)
                                                            ---------           ---------
      Total stockholders' equity .................             68,045              59,413
                                                            ---------           ---------
                                                            $ 100,448           $  79,940
                                                            =========           =========


            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                     -----------------------------           -----------------------------
                                                        1999                1998                1999                1998
                                                     ---------           ---------           ---------           ---------
Revenue (1) ...............................          $  28,653           $  12,578           $  68,906           $  33,231

Operating costs and expenses:
  Cost of operations (1) ..................             20,282              12,515              53,714              29,361
  Development and engineering .............              6,612               4,400              20,867              12,399
  Sales and marketing .....................              8,255               2,157              18,610               5,676
  General and administrative ..............              5,858               2,436              15,290              10,548
  Depreciation and amortization ...........              5,119               4,686              15,214              10,690
                                                     ---------           ---------           ---------           ---------
    Total operating costs and expenses ....             46,126              26,194             123,695              68,674
                                                     ---------           ---------           ---------           ---------

Loss from operations ......................            (17,473)            (13,616)            (54,789)            (35,443)
Interest income ...........................                459                 197               1,895                 834
Interest expense ..........................                (95)               (110)               (349)               (361)
Dividends on ActaMed's convertible
  redeemable preferred stock ..............                 --                  --                  --                (890)
                                                     ---------           ---------           ---------           ---------
Net loss ..................................          $ (17,109)          $ (13,529)          $ (53,243)          $ (35,860)
                                                     =========           =========           =========           =========

Basic and diluted net loss per common share          $   (0.24)          $   (0.26)          $   (0.79)          $   (1.24)
                                                     =========           =========           =========           =========
Weighted average shares outstanding used in
  computing basic and diluted net loss per
  common share ............................             70,596              51,538              67,723              28,934
                                                     =========           =========           =========           =========



(1) Includes revenue to related parties of $7,912 and $4,950 and cost of operations associated with revenue to related parties of $7,461 and $4,703 for the three months ended September 30, 1999 and 1998, and revenue related to related parties of $28,184 and $14,320 and cost of operations associated with revenue to related parties of $24,953 and $11,094 for the nine months ended September 30, 1999 and 1998. See note 3.


            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ---------------------------
                                                                     1999               1998
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................          $(53,243)          $(35,860)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization ......................            21,950             15,538
     Dividends on ActaMed's convertible redeemable
        preferred stock..................................                --                890
     Changes in operating assets and liabilities:
       Accounts receivable ..............................           (14,581)            (1,819)
       Other assets .....................................            (8,184)              (162)
       Accounts payable .................................             2,946              2,580
       Accrued liabilities ..............................            11,184              3,964
       Deferred revenue .................................                80                996
                                                                   --------           --------

         Net cash used in operating activities ..........           (39,848)           (13,873)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments ..................           (16,353)            (4,341)
   Maturities of short-term investments .................            31,180              8,775
   Cash paid in business combination ....................                --               (652)
   Decrease in restricted cash ..........................               867                 --
   Purchases of property and equipment ..................           (11,625)            (5,071)
                                                                   --------           --------
         Net cash provided by (used in) investing
         activities......................................             4,069             (1,289)
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on line of credit borrowings .....            (1,213)            (2,010)
   Proceeds from issuance of preferred stock ............                --              2,034
   Proceeds from issuance of common stock, net of
         issuance costs..................................            44,781              3,725
   Payments on note receivable from officer .............                --                349
   Principal payments of capital lease obligations ......            (2,056)              (914)
                                                                   --------           --------
         Net cash provided by financing activities ......            41,512              3,184
                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents ....             5,733            (11,978)
Cash and cash equivalents at beginning of period ........            19,389             16,504
                                                                   --------           --------
Cash and cash equivalents at end of period ..............          $ 25,122           $  4,526
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid ........................................          $    356           $    379
                                                                   ========           ========

SUPPLEMENTAL SCHEDULE OF  NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Equipment acquired under capital leases ..............          $    983           $  2,278
                                                                   ========           ========
   Issuance of common stock for assets purchased ........          $ 11,000           $  4,900
                                                                   ========           ========
   Issuance of convertible redeemable preferred stock for
      assets purchased ..................................          $     --           $  2,800
                                                                   ========           ========
   Deferred compensation related to options granted .....          $  6,261           $  4,083
                                                                   ========           ========
   Issuance of common stock for business combination ....          $     --           $  8,320
                                                                   ========           ========
   Conversion of convertible preferred stock and
      convertible redeemable preferred stock to common
      stock .............................................          $ 46,101           $ 94,119
                                                                   ========           ========


            See notes to condensed consolidated financial statements.

                              HEALTHEON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by Healtheon's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

    Healtheon derives its revenue from a single operating segment, healthcare transaction and information services delivered over the Internet, private intranets or other networks and from development and consulting contracts related to these services. In addition, we manage the information technology operations of some of our customers. Healtheon's operations outside of the United States are not significant, and to date we have derived nearly all of our revenue from within the United States. Assets located outside of the United States are insignificant at September 30, 1999.

    These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Healtheon's audited consolidated financial statements and notes for the year ended December 31, 1998 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Revenue Recognition

    Healtheon earns revenue from services and services to related parties, both of which include providing access to our network-based services and performing development and consulting services, and from licensing software. Services revenue also includes revenue from the management and operation of customers' information technology, or IT, infrastructure. We earn network-based services revenue from fixed fee subscription arrangements, which is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as such services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to such services has been recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Revenue from services to related parties consists of services revenue attributable to UnitedHealth Group and SmithKline Labs prior to August 16, 1999. On August 16, 1999, SmithKline Labs was sold by Smith Kline Beecham to Quest Diagnostics, Inc, at which time SmithKline Labs ceased to be a related party. To date, we have derived no significant revenue from brokers, value-added resellers or systems integrators.

    During 1997, we entered into agreements with two customers to manage and operate their current and expanding IT operations, to develop a suite of specific Internet-based commercial software applications and to assist these customers in migrating from their current IT operating environment to these new applications. We utilize our own personnel, certain outside contractors and certain personnel and facilities of the customers that are leased under contract terms to use for these services. The cost of these leased customer personnel and facilities is included as a part of the total costs of the IT and development services that we bill to the customers. We recognized revenue for the IT services of approximately $4,580,000 and $3,611,000 in the three months ended September 30, 1999 and 1998, and $13,860,000 and $10,915,000 in the nine months ended September 30, 1999 and 1998. We recognized revenue for the development services of approximately $2,567,000 and $2,276,000 in the three months ended September 30, 1999 and 1998, and $5,809,000 and $4,772,000 in the nine months ended September 30, 1999 and 1998. Revenue recognized for IT services included $3,157,000 and $9,478,000 in the three and nine months ended

September 30, 1999 and $2,688,000 and $8,775,000 in the three and nine months ended September 30, 1998 related to leased personnel and facilities. These amounts were also included in cost of operations for the respective periods.

    We recognize revenue from license fees when a noncancellable license agreement has been signed with a customer, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed and determinable and collection of the license fees is considered probable. Our products do not require significant customization. In the third quarter of 1999 we licensed this technology to a customer for $6.0 million, which was recorded in revenue in the third quarter of 1999. We do not currently anticipate that we will earn a material amount of revenue from software licenses in the foreseeable future.

  Concentration of Revenue and Credit Risk

    Healtheon currently derives a substantial portion of its consolidated revenue from a few large customers, two of which are related parties (see Note
3). Four customers each accounted for more than 10% of Healtheon's revenues during the nine months ended September 30, 1999, and together accounted for approximately 70% of our total revenues during that period. We believe that the concentration of credit risk in our trade receivables, with respect to our limited customer base, is substantially mitigated by our credit evaluation process. We do not require collateral. To date, our bad-debt write-offs have not been significant.

  Net Loss per Common Share

    The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------        ------------------------
                                                        1999            1998            1999            1998
                                                      --------        --------        --------        --------
Net loss ......................................       $(17,109)       $(13,529)       $(53,243)       $(35,860)
                                                      ========        ========        ========        ========
Basic and diluted:
  Weighted-average shares of common stock
    outstanding................................         71,529          53,168          68,751          30,389
  Less: Weighted-average common shares subject
    to repurchase..............................           (933)         (1,630)         (1,028)         (1,455)
                                                      --------        --------        --------        --------
Weighted-average shares used in computing basic
  and diluted net loss per common share .......         70,596          51,538          67,723          28,934
                                                      ========        ========        ========        ========
Basic and diluted net loss per common share ...       $  (0.24)       $  (0.26)       $  (0.79)       $  (1.24)
                                                      ========        ========        ========        ========

    We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted loss per share was approximately 17,153,000 at September 30, 1999 and 12,688,000 at September 30, 1998.

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

3.  RELATED PARTY TRANSACTIONS

    Revenue from services to related parties consists of revenue attributable to two customers who are significant stockholders of Healtheon. Receivables due from these related parties included in accounts receivable on the condensed consolidated balance sheets were approximately $3,360,000 at December 31, 1998. In August 1999, one of these parties was sold to a company which is not a significant stockholder of Healtheon. At September 30, 1999 accounts receivable from the remaining related party was approximately $1,679,000.

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

5.  MERGERS

    On April 21, 1999 we announced that we have entered into an agreement to acquire MEDE America Corporation ("MEDE AMERICA"), a leading provider of healthcare transaction solutions for pharmacies, hospitals, physicians, dentists, payers and pharmacy benefits managers (PBMs). Under the terms of the agreement, Healtheon will exchange 0.7494 shares of common stock for each share of MEDE AMERICA stock. The transaction is preliminarily valued at approximately $387.0 million. The acquisition, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

    On May 20, 1999, we announced that we have entered into an agreement to merge with WebMD, Inc. ("WebMD"), a leading provider of integrated Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare information needs of consumers. Under the terms of the agreement, Healtheon will exchange 1.796 shares of common stock for each share of WebMD stock. The transaction is preliminarily valued at approximately $3,662.1 million. The merger, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

On June 30, 1999, we entered into an agreement to acquire Greenberg News Networks, Inc., owners of Medcast Networks ("Medcast"), a leading Internet-based medical news and information service. Pursuant to the Agreement and Plan of Merger, Medcast shareholders will receive approximately $2.3 million cash and approximately 2.6 million shares of Healtheon common stock. The transaction is preliminarily valued at approximately $115.4 million. The acquisition, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

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

    Because Healtheon has recently begun operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is still emerging. Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets. We have lost money since we began operations and, as of September 30, 1999, we had an accumulated deficit of $156.7 million. We plan to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing. As a result, we expect that we will continue to lose money through 1999 and we may never achieve or sustain profitability.

    Healtheon has developed strategic relationships with healthcare industry leaders, including UnitedHealth Group, SmithKline Labs, Brown & Toland and Beech Street. These four companies each accounted for over 10% of our total revenue in the nine months ended September 30, 1999. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The loss of one or more of our significant customers, or a decline in the volume of business generated by these customers, could have a material adverse effect on our business, financial condition and results of operations.

    On April 21, 1999 we announced that we have entered into an agreement to acquire MEDE America Corporation ("MEDE AMERICA"), a leading provider of healthcare transaction solutions for pharmacies, hospitals, physicians, dentists, payers and pharmacy benefits managers (PBMs). Under the terms of the agreement, Healtheon will exchange 0.7494 shares of common stock for each share of MEDE AMERICA stock. The transaction is preliminarily valued at approximately $387.0 million. The acquisition, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

    On May 20, 1999, we announced that we have entered into an agreement to merge with WebMD, Inc. ("WebMD"), a leading provider of integrated Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare information needs of consumers. Under the terms of the agreement, Healtheon will exchange 1.796 shares of common stock for each share of WebMD stock. The transaction is preliminarily valued at approximately $3,662.1 million. The merger, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

    On June 30, 1999, we entered into an agreement to acquire Greenberg News Networks, Inc., owners of Medcast Networks ("Medcast"), a leading Internet-based medical news and information service. Pursuant to the Agreement and Plan of Merger, Medcast shareholders will receive approximately $2.3 million cash and approximately 2.6 million shares of Healtheon common stock. The transaction is preliminarily valued at approximately $115.4 million. The acquisition, which is being accounted for using the purchase method of accounting, closed on November 12, 1999 after shareholder approval.

    When above transactions are consummated, the purchase price of these transactions will be amortized over the useful lives of the tangible and intangible assets. We currently anticipate that this amortization will cause us to incur significant net losses for the next several years, and expect to incur increasing net operating losses and negative cash flows for the foreseeable future and may never reach profitability.

RESULTS OF OPERATIONS

  Revenue

    Healtheon earns revenue from services that include providing access to our network-based services, including fixed fee and transaction based services, and performing development and consulting services, including the management and operation of customers' IT infrastructure, and from licensing software. Customers may purchase some or all of Healtheon's applications and services and the customer relationship may evolve from utilizing development and consulting services to utilizing transaction and subscription-based services. Healtheon earns network-based services revenue from fixed fee subscription arrangements, which revenue is recognized ratably over the term of the applicable agreement, and from arrangements that are priced on a per-transaction or per-user basis, which revenue is recognized as the services are performed. Revenue from development projects is recognized on a percentage-of-completion basis or as the services are performed, depending on the terms of the contract. Revenue from consulting services and revenue from the management and operation of customers' IT infrastructure is recognized as the services are performed. Cash received in excess of revenue recognized relating to these services has been recorded as deferred revenue. At September 30, 1999, we had deferred revenue of approximately $2.0 million.

    Total revenue increased to $28.7 million and $68.9 million in the three and nine months ended September 30, 1999 from $12.6 million and $33.2 million in the three and nine months ended September 30, 1998. Revenue from the services agreements with UnitedHealth and SmithKline Labs increased to $7.9 million and $28.2 million in the three and nine months ended September 30, 1999, compared to $5.0 million and $14.3 million in the three and nine months ended September 30, 1998. Increased transaction-based services under the UnitedHealth Group Agreement, and additional revenue from the January 1999 services agreement with SmithKline Labs, which was phased in during the first quarter of 1999, contributed to the significant increases in revenue.

    The UnitedHealth Group agreement has a five-year term. However, the agreement provides that two years after the date of the agreement, which was signed on April 4, 1996, the parties will agree on new prices that are competitive with the marketplace. On October 24, 1999, Healtheon and UnitedHealth Group extended their agreement through December 31, 2004. The new agreement makes Healtheon UnitedHealth Group's preferred electronic gateway for its providers, vendors and clearinghouses to process administrative and financial transactions. The Company expects the new agreement to expand the number of United HealthGroup contracted physicians who use Healtheon's services, and increase the number of transactions that Healtheon processes for UnitedHealth Group over the term of the agreement. The new agreement also establishes new prices that will reduce the rates paid by UnitedHealth Group on a prospective basis. The services agreements with SmithKline Labs also each have a five-year term. However, the December 1997 Services Agreement provides that the parties will negotiate new rates as of January 1, 2001 and every two years thereafter. Under the terms of the Services Agreement, the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by Healtheon to similar customers.

    In December 1996, through a subsidiary, Healtheon entered into an agreement to license its newly granted patent to International Business Machines Corporation ("IBM"). IBM agreed to pay $4.8 million over a four-year period, $1.0 million in December 1996 and the remaining balance in 48 equal monthly installments commencing in January 1997. Additionally, we issued IBM a five-year warrant to purchase 282,522 shares of our common stock at a price of $7.97 per share. Because of the extended payment terms and the subsidiary's contentious relationship with IBM, we concluded collection was not assured and, accordingly, we were recognizing this revenue as the proceeds were collected. In January 1999, we announced an enhanced relationship with IBM, where both parties agreed to jointly market and sell each company's products to their healthcare customers. In June, 1999 we amended the agreement with IBM such that the remaining payment stream was discounted by 10.5% ($149,000) in exchange for immediate payment of the revised balance due, resulting in the recognition of the remaining deferred revenue. In the third quarter of 1999 we licensed this technology to a customer for $6.0 million, which was recorded in revenue in the third quarter of 1999. As a result of these licenses, we recognized revenue of $6.0 million and $7.5 million in the three and nine months ended September 30, 1999, compared to $0.2 million and $0.6 million in the three and nine months ended September 30, 1998. We do not currently anticipate that we will earn a material amount of revenue from software licenses in the foreseeable future.

  Cost of Operations

    Cost of operations consist of costs related to services Healtheon provides to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for consulting and development personnel, network operations personnel and customer support personnel; telecommunication costs; maintenance of network equipment; a portion of facilities expenses; and leased personnel and facilities costs. Given Healtheon's limited operating history, changes in revenue mix, limited history of Internet-based network services, recent investments in personnel, amortization of infrastructure investments and evolving business model, we believe that analysis of historical cost of operations as a percentage of revenue is not meaningful. We anticipate that our total cost of operations will increase in absolute dollars in the future.

    Cost of operations increased to $20.3 million and $53.7 million in the three and nine months ended September 30, 1999 from $12.5 million and $29.4 million in the three and nine months ended September 30, 1998. These increases resulted mainly from higher personnel and network operations costs required to support the increased service revenues.

  Development and Engineering

    Development and engineering expense, which excludes development expenses that are included in cost of operations, consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to engineering personnel, fees to outside contractors and consultants, a portion of facilities expenses and the maintenance of capital equipment used in the development process. We believe our success is partially dependent upon our ability to introduce new applications in several healthcare markets in a relatively short period of time. Accordingly, Healtheon intends to continue recruiting and hiring experienced engineering personnel and to continue making other investments in development and engineering. We expect that development and engineering expenses will continue to increase in absolute dollars. Currently, all development and engineering expenses are expensed as incurred.

    Development and engineering expense was $6.6 million and $20.9 million in the three and nine months ended September 30, 1999 and $4.4 million and $12.4 million in the three and nine months ended September 30, 1998. The increases were the result of a significant increase in the number of engineers engaged in the development of our applications and services.

  Sales and Marketing

    Sales and marketing expense consists primarily of salaries and related expenses for sales, account management, marketing, commissions and costs and expenses for marketing programs and trade shows. We anticipate that sales, general and administrative expenses will continue to increase in absolute dollars as we add sales and marketing personnel and increase our marketing and promotional activities.

    Sales and marketing expense increased to $8.3 million and $18.6 million in the three and nine months ended September 30, 1999 from $2.2 million and $5.7 million in the three and nine months ended September 30, 1998. This increase resulted primarily from salaries and related support costs for added sales and marketing personnel and programs to support our revenue growth.

  General and Administrative

    General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services, and costs of accounting and internal control systems to support our operations. We anticipate that general and administrative expenses will continue to increase in absolute dollars as we add administrative personnel and incur costs related to being a public company, such as directors' and officers' liability insurance premiums and professional fees.

    General and administrative expense increased to $5.9 million and $15.3 million in the three and nine months ended September 30, 1999 from $2.4 million and $10.5 million in the three and nine months ended September 30, 1998. The amortization of deferred stock compensation included in general and administrative expense was $1.8 million and $6.0 million in the three and nine months ended September 30, 1999, compared to $0.9 million and $2.1 million in the comparable periods of the prior year. Substantially all of the remainder of the increase resulted from salaries and related support costs for added administrative personnel and executive management.

    Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of Healtheon's common stock at the time of those grants. Healtheon recorded deferred stock compensation of $6.3 million in the first nine months of 1999, $8.2 million in the full year of 1998 and $2.7 million in the full year of 1997. The unamortized deferred stock compensation balance at September 30, 1999 was $6.7 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants. Amortization is estimated to total $1.6 million during the remainder of 1999, $3.3 million in 2000, $1.4 million in 2001 and $0.4 million for 2002.

  Depreciation and Amortization

    Depreciation expense and amortization of intangible assets was $5.1 million and $15.2 million in the three and nine months ended September 30, 1999 and $4.7 million and $10.7 million in the three and nine months ended September 30, 1998. Property and equipment is being depreciated over the estimated useful lives of the related assets, generally three to seven years. All of the intangible assets are being amortized over an expected lives of two to five years. The increases resulted primarily from the technology rights acquired with the January 1999 services agreement with SmithKline Labs and the acquisition of Metis LLC in August 1998, as well as the increase in property and equipment to support overall growth. Amortization charges are estimated to be $11.8 million in total in 1999, $10.0 million in 2000, $3.4 million in 2001, $1.8 million in both 2002 and 2003 and $.2 million in 2004 assuming no impairment of the remaining unamortized intangible asset balances and no additional acquisitions of intangible assets. In addition, we will amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions (see Note 5 - Mergers), which will materially increase our operating expenses in future periods.

  Interest Income and Expense

    Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Interest income was $1.9 million in the first nine months of 1999 and $0.8 million in the first nine months of 1998. The increase for the 1999 period was due to higher average cash balances resulting from the proceeds of our $46.1 million preferred stock financing in October 1998 and the net proceeds of $41.4 million from our initial public offering in February 1999.

  Dividends on ActaMed's Convertible Redeemable Preferred Stock

    Healtheon acquired ActaMed in a transaction accounted for as a pooling-of-interests in May 1998. Because dividends on ActaMed's convertible redeemable preferred stock were cumulative whether declared or not, ActaMed accrued the dividends on a quarterly basis. Dividends of $0.9 million were charged against income in the consolidated statements of operations in the first quarter of 1998. None of the dividends were paid, and, in conjunction with approving the acquisition of ActaMed by Healtheon, ActaMed's preferred stockholders waived their right to receive the dividends, which totaled $7.5 million at the time of the acquisition. The ActaMed preferred stockholders received an aggregate of 17.3 million shares of Healtheon common stock in exchange for their ActaMed convertible redeemable preferred stock.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    On November 12, 1999, Healtheon completed merger with WebMD, Inc., MEDE AMERICA and Greenberg News Networks, Inc. ("Medcast"). We will face additional risks to our business as a result of these acquisitions. We encourage you to carefully read the registration statement, including risks identified under the caption "Risk Factors," for a more thorough discussion of the acquisition and the risks facing the combined company.

  HEALTHEON HAS INCURRED AND WILL CONTINUE TO INCUR SUBSTANTIAL LOSSES

    Healtheon began operations in January 1996 and has incurred net losses from operations in each fiscal period since its inception. As of September 30, 1999, we had accumulated losses of approximately $156.7 million. In addition, we currently intend to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing in order to extend our services to a growing number of potential customers and partners.

    When the WebMD merger, the MEDE AMERICA merger and the Medcast merger occurs, the purchase price of these acquisitions will be amortized over the useful life of the tangible and intangible assets. We currently anticipate that this amortization will cause Healtheon/WebMD to incur significant net losses for the next several years. We expect that Healtheon/WebMD will incur increasing net operating losses and negative cash flows for the foreseeable future and may never be profitable.

  THE BUSINESS OF PROVIDING SERVICES OVER THE INTERNET IS DIFFICULT TO EVALUATE AND THE HEALTHEON BUSINESS MODEL IS UNPROVEN

    Because Healtheon recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. We may never achieve favorable operating results or profitability.

  OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    Fluctuations in our quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance. We expect to increase activities and spending in substantially all of our operational areas and will base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our spending in the short-term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer.

  WE RELY ON STRATEGIC RELATIONSHIPS TO GENERATE REVENUE

    Our ability to generate revenues will suffer if we cannot establish and maintain strategic relationships

    We must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. Currently, we receive a significant amount of our revenues from four strategic partners. UnitedHealth Group, SmithKline Labs, which was recently acquired by Quest Diagnostics, Inc., Brown & Toland and Beech Street each accounted for more than 10% of Healtheon's revenues for the nine months ended September 30, 1999, and together accounted for approximately 70% of Healtheon's revenues for the same time period. We may not be able to establish commercial acceptance of our platform applications and services if we lose any of our strategic relationships, fail to obtain modifications of exiting relationships, or fail to establish additional relationships, or if our strategic partners fail to actively pursue additional business relationships and partnerships with us.

    We may compete with potential strategic partners

    Entering into strategic relationships is complicated because some of our current and future partners may decide to compete with us and some strategic relationships may put us in competition with existing strategic partners or customers. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if we have established relationships with competitors of these key participants. Consequently, it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential partners may resist working with us until our applications and services have been successfully introduced and have achieved market acceptance.

  OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE DO NOT QUICKLY EXPAND OUR SUITE OF APPLICATIONS

    We currently offer a limited number of applications on our platform and we must quickly introduce new applications in several healthcare segments. We do not have the internal resources and specialized healthcare expertise to develop all these applications independently. Consequently, we must rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with existing customer legacy computer systems and our platform. Developing, integrating and customizing these applications will be expensive and time consuming, and these applications may never achieve market acceptance, which could also cause our business to suffer.

  WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING HEALTHEON, WEBMD, MEDE AMERICA AND MEDCAST

    The mergers with WebMD, MEDE AMERICA and Medcast, and resulting reorganizations, involve risks related to the integration and management of acquired technology, operations and personnel. The integration of Healtheon, WebMD, MEDE AMERICA and Medcast will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Following the mergers, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in the proposed integrations, including:

    -   potential incompatibility of business cultures

    -   perceived adverse changes in business focus

    -   potential conflicts in sponsor, advertising or content relationships

    - the loss of key employees and diversion of the attention of management from other ongoing business concerns

    Following the completion of the mergers, Healtheon/WebMD intends to develop and launch an integrated web site and product offering that utilizes the majority of the companies' products and services, including Healtheon's Internet-based information and transaction platform, WebMD's brand awareness, marketing strategy and strategic relationships, MEDE AMERICA'S base of healthcare providers and payer institutions and Medcast's daily medical news. Healtheon/WebMD cannot guarantee that the integrated web site will be successfully launched in a timely manner, if at all.

  OUR BUSINESS WILL SUFFER IF WE FAIL TO SUCCESSFULLY INTEGRATE ANY ACQUIRED TECHNOLOGIES AND COMPANIES IN THE FUTURE

    Integrating any newly acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Future acquisitions could divert management's attention from other business concerns and expose it to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new companies. We may also lose our current customers if any acquired companies have relationships with our competitors' customers. Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. The healthcare industry is consolidating and Healtheon expects that it will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

  FUTURE STOCK ISSUANCES WILL DILUTE OUR STOCKHOLDERS AND COULD RESULT IN ADVERSE ACCOUNTING CONSEQUENCES

    We intend to pay for some of our acquisitions and branding and advertising services by issuing additional common stock and this would dilute our stockholders. We may also use cash to buy companies or technologies, and it may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase our operating expenses.

  OUR BUSINESS WILL SUFFER IF WE FAIL TO MANAGE OUR GROWTH

    We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, a significant strain on our managerial, operational, financial and other resources and is expected to continue to strain our resources. If we are unable to respond to and manage our expected growth, then the quality of our services and our results of operations could be materially adversely affected.

    Our current information systems, procedures and controls may not continue to support our operations and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of evaluating our accounting and management information systems and anticipate that we may implement new systems within the next twelve months. We could experience interruptions to our business while we transition to new systems. We cannot guarantee that our systems, procedures and control will be adequate to support expansion of our operations.

  OUR BUSINESS WILL SUFFER IF COMMERCIAL USERS DO NOT ACCEPT INTERNET SOLUTIONS

    Our business model depends on the adoption of Internet solutions by commercial users. Our ability to generate revenues could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

    - inadequate development of the necessary infrastructure for communication speed, access and server reliability
    - security and confidentiality concerns relating to conducting transactions over the Internet
    - lack of development of complementary products, such as high-speed modems and high-speed communication lines
    - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity

    The Internet infrastructure may be unable to support the demands placed on it by continued growth and use of the Internet. The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. The healthcare industry, in particular, relies on legacy systems that may be unable to benefit from our Internet-based platform. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases. We can process transactions for healthcare participants that maintain information on their own proprietary databases. However, the benefits of our connectivity and sophisticated information management solution are limited under these circumstances. Customers using legacy and client-server systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for older systems.

  PERFORMANCE PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS

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

  PERFORMANCE PROBLEMS WITH OUR SYSTEMS SERVICE AND CONTENT PROVIDERS COULD HARM OUR BUSINESS

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

  IF OUR SYSTEMS EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, OUR REPUTATION WILL SUFFER

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

  OUR BUSINESS WILL BE HARMED IF WE ARE UNSUCCESSFUL IN RESPONDING TO RAPID TECHNOLOGY CHANGES IN OUR MARKET

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

  OUR PLATFORM INFRASTRUCTURE AND OUR SCALABILITY ARE NOT PROVEN AND IT MAY FAIL TO RESPOND TO NEW GROWTH

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

  OUR REVENUES ARE CONCENTRATED IN A FEW CUSTOMERS, AND OUR ABILITY TO GENERATE REVENUE WOULD SUFFER IF WE LOST ANY OF THESE CUSTOMERS

    We expect that we will generate a significant portion of our revenue from a small number of customers for the next few years. If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business. Currently, we receive a substantial majority of our revenue from four customers. UnitedHealth Group, SmithKline Labs which was recently acquired by Quest Diagnostics, Inc., Brown & Toland and Beech Street each accounted for over 10% and together accounted for approximately 70% of our total revenue in the nine months ended September 30, 1999. In addition, these four customers each accounted for over 10% and together accounted for approximately 87% of our total revenue in the full year of 1998. As of September 30, 1999, UnitedHealth Group owned approximately 12% of our stock.

  LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR SOLUTIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH

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

    We will need to expend substantial resources to integrate our applications with the existing legacy and client-server architectures of large healthcare organizations. We have limited experience in integrating our applications with large, complex architectures, and it may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from these applications and could adversely affect our results of operations.

  WE FACE SIGNIFICANT COMPETITION

    The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers than us. Many of our competitors have announced or introduced Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations.

    We have many competitors, including:

    - healthcare information software vendors, including McKesson HBOC and Shared Medical Systems Corporation
    - healthcare electronic data interchange companies, including ENVOY Corporation and National Data Corporation
    - large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation

    We expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of our large customers may also compete with us. Our reputation and brand name could be adversely affected if we experience difficulties in introducing new services, if our services are not accepted by users, if we are required to discontinue existing services or if our services do not function properly.

  OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF POLITICAL, REGULATORY, ECONOMIC OR OTHER CHANGES IN THE HEALTHCARE INDUSTRY

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

  THE TREND TOWARD CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD LEAD TO LOWER OPERATING MARGINS

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

 GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

    Our business is subject to government regulation. Existing as well as new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as:

    -   user privacy
    -   pricing
    -   content
    -   copyrights
    -   distribution
    -   characteristics and quality of products and services

    Regulation regarding patient confidentiality

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

    Emerging standards required by healthcare laws

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

    Possible federal and state healthcare regulation

    Both federal and state laws prohibit the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods. Although the applicability of these laws to our services is unclear, a state or federal regulatory agency may allege that our relationship with one or more of our strategic partners that deliver healthcare services or goods violate any of these laws. In the event that this determination is made, we could be subjected to fines and other costs and could be required to revise or terminate that portion of our business.

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

    Many of our contracts limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. Although Healtheon and our customers will test our applications, they may contain defects or result in system failures that could cause the failure to deliver correct information in a timely manner. Patients of Healtheon's physician customers could be harmed if information critical to their proper care is not delivered in a timely manner or if incorrect information is delivered. Our insurance may not protect us from this risk.

  THIRD PARTIES MAY BRING CLAIMS AGAINST US AS A RESULT OF CONTENT PROVIDED ON OUR WEB SITE, WHICH MAY BE EXPENSIVE AND TIME CONSUMING TO DEFEND

    We could be subject to third party claims based on the nature and content of information supplied on our web site by ourselves or by third parties, including content providers, medical advisors or users. If third persons were able to penetrate our network security or otherwise misappropriate our users' personal information our reputation could be damaged and we could be subject to liability. We could also be subject to liability for content that may be accessible through out Web sites linked from our Web sites or through content and information that may be posted by users in chat rooms or bulletin boards. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management's attention away from operating the business.

  OUR PROPRIETARY TECHNOLOGY MAY BE SUBJECTED TO INFRINGEMENT CLAIMS OR MAY BE INFRINGED UPON

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

  OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

    Our future operating results will substantially depend on our officers and other key employees to manage changing business conditions and to improve our technical, administrative, financial and reporting systems. We need to attract, integrate, motivate and retain additional highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including W. Michael Long, our Chief Executive Officer, is critical to our success. We do not maintain key person life insurance for anyone.


LIQUIDITY AND CAPITAL RESOURCES

    In February 1999, Healtheon completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $41.4 million. Prior to the offering, Healtheon had funded its operations since inception primarily through the private placement of equity securities, through which we had raised net proceeds of $106.2 million through December 31, 1998. We have also financed our operations through equipment lease financing and bank borrowings. As of September 30, 1999, we had outstanding equipment lease liabilities of $4.2 million. As of September 30, 1999, we had approximately $27.7 million of cash, cash equivalents and short-term investments.

    Cash used in operating activities was $39.8 million in the nine months ended September 30, 1999 compared to $13.9 million in the nine months ended September 30, 1998. The cash used during these periods was primarily attributable to net losses. These losses were principally related to increased expenses as described more fully above in "Results of Operations."

    Investments in property and equipment, excluding equipment acquired under capital leases or through the issuance of common stock, were $11.6 million in the nine months ended September 30, 1999 and $5.1 million in the nine months ended September 30, 1998. In the first nine months of 1999, Healtheon used $16.4 million of cash to purchase short-term investments and realized $31.2 million in cash from maturities of its short-term investments. In the first nine months of 1998, Healtheon used $4.3 million of cash to purchase short-term investments and realized $8.8 million in cash from maturities of its short-term investments.

    Cash provided by financing activities was $41.5 million in the nine months ended September 30, 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options, partially offset by payments totaling $3.3 million on capital lease obligations and line of credit borrowings. Financing activities provided $3.2 million of cash in nine months ended September 30, 1998, resulting primarily from proceeds from the issuance of preferred and common stock, offset in part by payments on capital lease obligations and line of credit borrowings.

    As of September 30, 1999, we did not have any material commitments for capital expenditures. Our principal commitments at September 30, 1999 consisted of obligations under operating leases and capital leases.

    We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements through the end of the year. However, we may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. With the completion of the merger with WebMD we will have, on a combined basis, sufficient cash resources to meet our needs for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.


YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements. Healtheon's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by Healtheon to deliver services to our customers, including Healtheon's proprietary software systems as well as hardware and software supplied by third parties; communications networks, such as the Internet and private intranets, which Healtheon depends on to provide electronic transactions to our customers; the internal systems of our customers and suppliers; the hardware and software systems Healtheon uses internally in the management of our business; and non-information technology systems and services Healtheon uses in our business, such as telephone systems and building systems.

    Healtheon has reviewed the proprietary software systems Healtheon uses to deliver services to our customers. Although we believe that our internally developed applications and systems are designed to be Year 2000 compliant, Healtheon utilizes third-party equipment and software that may not be Year 2000 compliant. In January 1999, Healtheon acquired certain electronic laboratory connectivity devices from SmithKline Labs. SmithKline has warranted these services to be Year 2000 compliant. Also, two systems acquired by ActaMed, specifically SCAN and ProviderLink, which together accounted for approximately 42% of Healtheon's total revenue in 1998, will require modifications to become Year 2000 compliant. Healtheon has released an updated version of SCAN which is Year 2000 compliant and Healtheon is in the process of deploying the updated version of SCAN to our customers. ProviderLink has two versions. The DOS version was made Year 2000 compliant and is currently being deployed to

Healtheon's DOS-based customers. The Internet version is being modified to be Year 2000 compliant and Healtheon expects to begin deployment over the Internet in the second half of 1999. In addition, Healtheon's SCAN product is installed on approximately 5,150 Healtheon-owned workstations located in provider offices. Many of these workstations are not Year 2000 compliant and Healtheon must upgrade or replace them. Healtheon expects the costs of such upgrades or replacements to be less than $1.0 million. However, Healtheon could experience delays and cost overruns in the development of these upgrades, the upgrades could contain defects and Healtheon could experience difficulties in getting our installed base of physicians to implement these upgrades in a timely manner. If Healtheon experiences these or other difficulties in developing and deploying our Year 2000 upgrades, our revenues from SCAN, ProviderLink and electronic laboratory delivery could be significantly reduced, which could have a material adverse effect on Healtheon's business, financial condition and results of operations. Failure of third-party or of Healtheon's equipment or software to operate properly with regard to the Year 2000 and thereafter could require Healtheon to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on Healtheon's business, financial condition and results of operations. In certain of Healtheon's agreements, Healtheon warrants that our applications and services are Year 2000 compliant. Failure of Healtheon's applications and services to be Year 2000 compliant could result in the termination of these agreements or in liability for damages, either of which could have a material adverse effect on Healtheon's business, financial condition and results of operations. Healtheon does not believe that the expenditures to upgrade our internal systems and applications will have a material adverse effect on our business, financial condition and results of operations.

   Furthermore, the success of Healtheon's efforts may depend on the success of other healthcare participants in dealing with their Year 2000 issues. Many of these organizations are not Year 2000 compliant, and the impact of widespread customer failure on Healtheon's systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with healthcare transactions or information, which might expose Healtheon to significant potential liability. If client failures result in the failure of Healtheon's systems, Healtheon's business, financial condition and results of operations would be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement Healtheon's applications and services.

    Healtheon, with the assistance of an independent consulting firm specializing in Year 2000 issues, has completed a formal assessment of our Year 2000 exposure and is in the final stages of remediation of all our applications, internal IT systems, and non-IT systems. It is estimated that 98% of the remediation phase has been completed with the anticipated completion date in the fourth quarter of 1999. Additionally, the final stage of Healtheon's Year 2000 overall project includes the development of business continuity plans which are expected to be completed by the fourth quarter of 1999. An independent Year 2000 audit will also be performed with the objective of achieving Year 2000 certification by an industry leading expert group. However, Healtheon is unable to make contingency plans for the failure of any significant number of the computers constituting the Internet to properly process dates for the Year 2000 resulting in a system-wide slowdown or breakdown. Any failure by Healtheon to address any unforeseen Year 2000 issue could adversely affect Healtheon's businesses, financial condition and results of operations. Any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could harm Healtheon's business.

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

    The primary objective of Healtheon's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of September 30, 1999, all of our investments mature in less than one year.

    The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 1999. This table does not include money market funds because those funds are not subject to market risk.


                                                      MATURING IN
                                             -----------------------------
                                                              THREE MONTHS
                                             THREE MONTHS          TO            FAIR
                                               OR LESS          ONE YEAR         VALUE
                                             ------------     ------------      -------
                                                         (DOLLARS IN THOUSANDS)
Included in cash and cash equivalents        $   21,225              NA         $21,225
  Weighted-average interest rate .....             5.35%

Included in short-term investments ...       $       --        $   2,601        $ 2,601
  Weighted-average interest rates ....            NA                 5.81%

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

--------------------------------------------------------------------------------
PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        The following exhibits are filed as part of this report:

           27.01  Financial data schedule (EDGAR only)



    (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 1999:

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

                              HEALTHEON CORPORATION




Date:  November 15, 1999            By:  /s/ JOHN L. WESTERMANN III
                                        ----------------------------------------
                                        John L. Westermann III
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                                  EXHIBIT INDEX



EXHIBIT
  NO.                    DESCRIPTION
-------                  ------------
27.01                    Financial Data Schedule