Form 10-Q
period 2000-09-30
WEBMD CORP /NEW/
filed 2000-11-14
CIK 1009575

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-24975

                            ------------------------

                               WEBMD CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-3236644
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                             400 THE LENOX BUILDING
                            3399 PEACHTREE ROAD, NE
                             ATLANTA, GEORGIA 30326
                    (Address of principal executive offices)

                                 (404) 495-7600
              (Registrant's telephone number, including area code)

                            ------------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]          No  [ ]

          As of November 7, 2000, there were 360,722,004 shares of the
                     Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WEBMD CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Part I   Financial Information
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
           2000 (unaudited) and December 31, 1999....................     4
         Unaudited Condensed Consolidated Statements of Operations
           for the three and nine months ended September 30, 2000 and
           1999......................................................     5
         Unaudited Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2000 and 1999.....     6
         Notes to Condensed Consolidated Financial Statements........     7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    15
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................    38

Part II  Other Information.
Item 4.  Submission of Matters to a Vote of Security Holders.........    39
Item 6.  Exhibits and Reports on Form 8-K............................    40
         Signatures..................................................    41

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

     In addition to the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations" beginning on page 20, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

     - the expected benefits from our recent mergers and our integration plan not being fully realized or not being realized within the expected time frames

     - the failure to achieve sufficient levels of physician utilization and market acceptance of our services

     - the inability to quickly and successfully deploy our applications

     - the inability to attract and retain qualified personnel

     - general economic, business or regulatory conditions affecting the Internet and healthcare communications industries being less favorable than expected.

     These factors and the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations" beginning on page 20 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

     The information contained in this quarterly report also should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our annual report on Form 10-K as filed with the Securities and Exchange Commission.

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WEBMD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   603,155      $  291,286
  Accounts receivable, net..................................       212,661          51,511
  Assets held for sale......................................       255,526              --
  Other current assets......................................        49,717          20,808
                                                               -----------      ----------
    Total current assets....................................     1,121,059         363,605
Marketable securities.......................................       214,660              --
Property and equipment, net.................................        95,646          48,384
Prepaid content and services................................       421,777         273,038
Intangible assets, net......................................     7,933,304       3,547,559
Other assets................................................       203,063           9,876
                                                               -----------      ----------
                                                               $ 9,989,509      $4,242,462
                                                               ===========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $    35,912      $   77,288
  Accrued liabilities.......................................       270,074          62,841
  Deferred revenue..........................................        44,092           4,891
  Current portion of capital lease obligations..............         4,088           2,281
                                                               -----------      ----------
    Total current liabilities...............................       354,166         147,301
Deferred taxes and other long-term liabilities..............       171,743         121,489
Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; 100 shares issued and
  outstanding at September 30, 2000.........................        10,000              --
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares
    authorized:
    Series A convertible preferred stock; 213,000 shares
      authorized; 155,951 shares issued and outstanding at
      September 30, 2000....................................       629,000              --
  Common stock, $0.0001 par value; 600,000,000 shares
    authorized; 359,070,371 shares and 153,569,296 shares
    issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively.........................            36              15
  Additional paid-in capital................................    11,112,596       4,370,166
  Deferred stock compensation...............................      (159,918)         (5,089)
  Accumulated deficit.......................................    (2,128,114)       (391,420)
                                                               -----------      ----------
    Total stockholders' equity..............................     9,453,600       3,973,672
                                                               -----------      ----------
                                                               $ 9,989,509      $4,242,462
                                                               ===========      ==========

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------    -----------------------
                                                2000         1999         2000          1999
                                              ---------    --------    -----------    --------
Revenue(1)..................................  $ 151,247    $ 28,653    $   318,202    $ 68,906
Costs and expenses:
  Cost of operations........................    108,903      20,282        246,462      53,714
  Development and engineering...............     18,975       6,612         45,233      20,867
  Sales and marketing.......................     99,393       8,255        268,886      18,610
  General and administrative................     38,572       5,858         93,741      15,290
  Depreciation and amortization.............    597,728       5,119      1,352,866      15,214
  Restructuring charges.....................     44,881          --         44,881          --
  Loss on investments.......................     39,602          --         39,602          --
  Interest income, net......................      9,882         364         36,775       1,546
                                              ---------    --------    -----------    --------
Net loss....................................  $(786,925)   $(17,109)   $(1,736,694)   $(53,243)
                                              =========    ========    ===========    ========
Basic and diluted net loss per common
  share.....................................  $   (3.17)   $  (0.24)   $     (8.41)   $  (0.79)
                                              =========    ========    ===========    ========
Weighted-average shares outstanding used in
  computing basic and diluted net loss per
  common share..............................    247,873      70,596        206,462      67,723
                                              =========    ========    ===========    ========

---------------
(1) Includes revenue from related parties of $14,189 and $7,912 for the three months ended September 30, 2000 and 1999, respectively, and $37,237 and $28,184 for the nine months ended September 30, 2000 and 1999, respectively. See note 4.

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000          1999
                                                              -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,736,694)   $(53,243)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization of intangible assets.....    1,352,866      15,650
     Amortization of non-cash stock compensation............       42,172       6,300
     Amortization of non-cash prepaid content and
      services..............................................       62,832          --
     Non-cash portion of restructuring charge...............       14,078          --
     Loss on investments....................................       39,602          --
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (49,684)    (14,581)
       Other assets.........................................      (15,776)     (8,184)
       Accounts payable.....................................      (49,327)      2,946
       Accrued liabilities..................................        8,782      11,184
       Deferred revenue.....................................        1,967          80
                                                              -----------    --------
          Net cash used in operating activities.............     (329,182)    (39,848)
                                                              -----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments and marketable
     securities.............................................           --     (16,353)
  Maturities and redemptions of short-term investments and
     marketable securities..................................           --      31,180
  Change in restricted cash.................................       (7,685)        867
  Purchases of long-term investments........................      (49,600)         --
  Purchases of property and equipment.......................      (22,351)    (11,625)
  Cash paid in business combinations, net of cash
     received...............................................     (226,018)         --
                                                              -----------    --------
          Net cash provided by (used in) investing
            activities......................................     (305,654)      4,069
                                                              -----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and line of credit borrowings...           --      (1,213)
  Proceeds from issuance of common stock, net of repurchase
     and issuance costs.....................................      951,460      44,781
  Principal payments of capital lease obligations...........       (4,755)     (2,056)
                                                              -----------    --------
          Net cash provided by financing activities.........      946,705      41,512
                                                              -----------    --------
Net increase in cash and cash equivalents...................      311,869       5,733
Cash and cash equivalents at beginning of period............      291,286      19,389
                                                              -----------    --------
Cash and cash equivalents at end of period..................  $   603,155    $ 25,122
                                                              ===========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital leases...................  $       215    $    983
                                                              ===========    ========
  Issuance of common stock for asset purchases..............  $ 4,733,220    $ 11,000
                                                              ===========    ========
  Issuance of preferred stock for asset purchases...........  $   639,000    $     --
                                                              ===========    ========
  Deferred compensation related to options granted..........  $   197,003    $  6,261
                                                              ===========    ========
  Conversion of convertible preferred stock to common
     stock..................................................  $        --    $ 46,101
                                                              ===========    ========

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by our management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     On September 12, 2000, we changed our name to WebMD Corporation.

     We operate within a single operating segment and to date have derived nearly all of our revenue from within the United States.

     These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 1999, which were included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

REVENUE RECOGNITION

     Revenue recognized from arrangements deemed to be nonmonetary exchanges of our products and services for customer products and services totaled approximately $6,221 and $15,522 during the three and nine months ended September 30, 2000, respectively, with no revenue of this type recognized during the three and nine months ended September 30, 1999. Revenue from these exchanges is recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2. BUSINESS COMBINATIONS AND STRATEGIC PARTNERSHIPS

2000 ACQUISITIONS AND STRATEGIC PARTNERSHIPS

     On January 10, 2000, we entered into a marketing and services agreement with Medic Computer Systems, Inc., a provider of healthcare information systems to integrated delivery networks, management service organizations, managed care organizations, hospitals, physician practices and home healthcare agencies. This agreement provides for the integration of Medic's practice management systems and certain of our company's applications. In connection with this agreement, we issued to Medic a warrant to purchase approximately 4.4 million shares of our common stock. The warrant vests over a four-year period subject to the performance by Medic of goals described in the agreement. The agreement also provides for additional warrants to be issued to Medic upon the achievement by Medic of goals described in the agreement.

     On January 26, 2000, we completed the transactions contemplated by our strategic alliance agreement with The News Corporation Limited, Fox Entertainment Group, Inc. and certain of their affiliates, which are referred to collectively as News Corporation. Under this strategic partnership, News Corporation became one of our minority stockholders. The financial terms of the strategic partnership include $700,000

                               WEBMD CORPORATION
in media branding services by News Corporation, comprised of $400,000 domestically and $300,000 internationally over 10 years; a $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to us of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com.

     We issued an aggregate of 155,951 shares of Series A preferred stock, which shares vote on an as-if-converted basis with our common stock, in consideration for those assets listed above. Assuming conversion of all of the shares of Series A preferred stock, the holders of these shares will receive approximately
21.3 million shares of our common stock. These shares are subject to restrictions on their sale for three years from the date of the initial issuance of the Series A preferred stock. In addition, affiliates of News Corporation purchased 2.0 million shares of our common stock for an aggregate purchase price of $100,000 in cash.

     On January 31, 2000, we completed our acquisition of Kinetra LLC, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company and a provider of health information networks and e-commerce services. The total purchase consideration was approximately $291,538, comprised of the issuance of approximately 7.4 million shares of our common stock with an aggregate fair value of $286,288, $5,250 of acquisition costs and a nominal amount of cash in exchange for all of the membership interests of Kinetra. The acquisition was accounted for using the purchase method of accounting, and the total goodwill recorded in connection with the purchase was approximately $284,000, which is being amortized over three years. The preliminary values, totaling approximately $49,000, assigned to Kinetra's customer lists, trademarks, acquired technology and other intangible assets were determined by management.

     On May 26, 2000, we completed our acquisition of Envoy Corporation, a provider of electronic data interchange, or EDI, and transaction processing services to participants in the healthcare market, from Envoy's parent, Quintiles Transnational Corp. The total purchase consideration was approximately $2,440,240, comprised of a $400,000 cash payment, 35.0 million shares of our common stock having an aggregate value of $2,022,781 and an estimated $17,459 in acquisition costs. Quintiles issued to us a warrant to purchase up to 10.0 million shares of Quintiles common stock at $40.00 per share, which is exercisable for four years. Stock received by Quintiles in the transaction is subject to restrictions on sale for one to two years from the date of issuance. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $2,151,131, which is being amortized over three years. The preliminary values, totaling approximately $223,300, assigned to Envoy's customer lists, trademarks, acquired technology and other intangible assets were determined by management.

     On September 12, 2000, we completed our acquisition of Medical Manager Corporation, a provider of physician practice management systems in the U.S., and its publicly traded subsidiary CareInsite, Inc., a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. We exchanged 2.5 shares of our common stock for each share of Medical Manager common stock, 1.3 shares of our common stock for each share of CareInsite common stock and one share of our newly created Series B preferred stock for each share of CareInsite preferred stock. The total purchase consideration for Medical Manager and CareInsite was approximately $3,004,582, comprised of the issuance of 134.6 million shares of our common stock having an aggregate value of $2,136,884, the issuance of 100 shares of our Series B convertible redeemable preferred stock with a value of $10,000, the assumption of options and warrants with an aggregate fair value of $829,308 and estimated acquisition costs of $28,390. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchases of Medical Manager and CareInsite was $2,354,967 and is being amortized over three years. The preliminary values, totaling approximately $54,000, assigned to

                               WEBMD CORPORATION

Medical Manager's and CareInsite's customer lists, trademarks, acquired technology and other intangible assets were determined by management.

     On September 12, 2000, we also completed our acquisition of OnHealth Network Company, a source of consumer-oriented health and wellness information, products and services on the web. We exchanged 0.189435 shares of our common stock for each share of OnHealth common stock. The total purchase consideration was approximately $363,011, comprised of $25,000 in loans made by us to OnHealth, approximately 4.7 million shares of our common stock having an aggregate fair value of $287,267, the assumption of options and warrants with an aggregate fair value of $46,893 and estimated acquisition costs of $3,850. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date as determined by management. The total preliminary goodwill recorded in connection with the purchase was $374,634 and is being amortized over three years.

1999 MERGERS AND ACQUISITIONS

     On November 12, 1999, we merged with WebMD, Inc., a provider of web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers. We exchanged 1.796 shares of our common stock for each share of WebMD, Inc. capital stock. The total purchase consideration was approximately $3,659,921. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. The values, totaling approximately $196,307, assigned to WebMD, Inc.'s customer lists, trademarks, acquired technology and other intangible assets were determined by management.

     On November 12, 1999, we acquired MedE America Corporation, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers. We exchanged 0.7494 shares of our common stock for each share of MedE America common stock. The total purchase consideration was approximately $417,292. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. The values, totaling approximately $105,545, assigned to MedE America's customer lists, trademarks and acquired technology and other intangible assets were determined by management.

     On November 12, 1999, we acquired Greenberg News Networks, Inc., which is referred to as Medcast, an Internet-based medical news and information service. We exchanged 2,692,501 shares of our common stock and approximately $2,336 in cash for all Medcast outstanding capital stock. The total purchase consideration was approximately $112,953. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. The values, totaling $17,700, assigned to Medcast's customer lists, trademarks and acquired technology and other intangible assets were determined by management.

                               WEBMD CORPORATION

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisitions of WebMD, Inc., MedE America, Medcast, Envoy, Medical Manager, CareInsite and OnHealth, including the amortization of goodwill and other intangible assets, as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods. All of our other business combinations were not material to our financial statements.

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Revenue...........................................  $   606,399    $   388,743
                                                    ===========    ===========
Net loss..........................................  $(2,796,225)   $(2,615,716)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $     (7.86)   $     (8.26)
                                                    ===========    ===========

3. RESTRUCTURING CHARGES

     In the third quarter of 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the combination of WebMD with recently acquired companies Envoy, Medical Manager, CareInsite and OnHealth. In connection with this plan, we recorded restructuring-related charges of $44,881. We expect execution of the plan to be complete by the end of 2001.

     We recorded personnel-related restructuring costs of $12,796 relating to severance and outplacement services for approximately 600 employees that we identified and notified of termination, principally as a result of eliminating duplicate functions within our combined company.

     We recorded facilities charges of $28,198, comprised of $14,120 of future lease obligations and lease cancellation penalties and $14,078 of non-cash fixed asset write-offs related to vacating duplicate facilities.

RESTRUCTURING ACCRUAL ACTIVITY

     The following table presents activity in the restructuring-related accrual during the three months ended September 30, 2000:

                                               SEVERANCE    FACILITIES    OTHER      TOTAL
                                               ---------    ----------    ------    -------
Initial balance..............................   $12,796      $14,120      $3,887    $30,803
Cash payments................................    (1,293)          --          --     (1,293)
                                                -------      -------      ------    -------
Balance at September 30, 2000................   $11,503      $14,120      $3,887    $29,510
                                                =======      =======      ======    =======

4. RELATED PARTY TRANSACTIONS

     Revenue from related parties for the three and nine months ended September 30, 2000 includes advertising revenue, content license and carriage fees and subscription and e-commerce revenue pursuant to revenue-sharing and fixed-fee agreements primarily with the related parties discussed below. WebMD, Inc. entered into an agreement with Microsoft Corporation in March 1999 and upon the completion of our WebMD, Inc. merger in November 1999, Microsoft became a related party. In January 2000, we completed the transactions contemplated by our strategic alliance with News Corporation, at which time News Corporation became a related party.

                               WEBMD CORPORATION

MICROSOFT

     For the three and nine months ended September 30, 2000, we recognized $7,875 and $22,687, respectively, in carriage fees as sales and marketing expense under the terms of our five-year strategic alliance with Microsoft. For the three and nine month periods ended September 30, 2000, we recognized $4,000 and $5,117, respectively, of advertising revenue for advertising placed on Microsoft's health channels and no revenue related to advertising placed by Microsoft on our web site. For the three and nine month periods ended September 30, 2000, we recorded revenue of $5,632 and $12,091, respectively, related to subscriptions to our physician web site which were sponsored by Microsoft. These amounts have been recorded net of commissions. For the three and nine month periods ended September 30, 2000, we amortized $9,000 and $27,000, respectively, as sales and marketing expense related to the $180,000 value assigned to the Microsoft strategic agreement. At September 30, 2000 and December 31, 1999, accounts receivable from Microsoft were $14,516 and $9,030, respectively.

NEWS CORPORATION

     Pursuant to our strategic alliance entered into with News Corporation in January 2000, we will provide daily, health-related content to News Corporation for an aggregate of $60,000 in licensing fees over a five-year term. Revenue recognized from this agreement and from other services provided to News Corporation totaled $3,000 and $10,500 for the three and nine months ended September 30, 2000, respectively. At September 30, 2000, accounts receivable from News Corporation was $5,000.

UNITEDHEALTH GROUP

     Revenue from related parties includes revenue attributable to UnitedHealth Group of $1,283 and $10,593 for the nine months ended September 30, 2000 and 1999, respectively. In January 2000, the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors, and at that date, UnitedHealth Group ceased to be a related party.

SMITHKLINE LABS

     Revenue from related parties for the nine months ended September 30, 1999 includes revenue attributable to SmithKline Labs of $17,591. In August 1999, SmithKline Labs was sold to a company that is not our stockholder, and at that date, SmithKline Labs ceased to be a related party.

5. STOCKHOLDERS' EQUITY

     On January 26, 2000, as part of our strategic alliance with News Corporation, we issued convertible preferred stock that is convertible into approximately 21.3 million shares of common stock and sold 2.0 million shares of common stock to affiliates of News Corporation. See note 2.

     On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, invested $930,000 in exchange for 15.0 million shares of our common stock at $62.00 per share in a private transaction.

     On January 31, 2000, we completed our acquisition of Kinetra, issuing 7.4 million shares of common stock for all of the membership interests of Kinetra. See note 2.

     On May 26, 2000, we completed our acquisition of Envoy, issuing 35.0 million shares of common stock for the stock portion of the purchase price. See note 2.

     On June 20, 2000, we granted to Envoy employees options to purchase approximately 7.9 million shares of common stock with an exercise price of $4.23 per share. Deferred stock compensation of $79,577 is being amortized over the vesting period of these options.

                               WEBMD CORPORATION

     In May through July 2000, we granted to certain of our executives options to purchase approximately 1.4 million shares of common stock with exercise prices ranging from $2.00 per share to $9.06 per share. Deferred compensation of $14,175 is being amortized over the vesting period of these options.

     On September 12, 2000, we completed our acquisitions of Medical Manager, CareInsite and OnHealth, issuing 102.3 million, 32.3 million and 4.7 million shares of our common stock to the stockholders of Medical Manager, CareInsite and OnHealth, respectively, and 100 shares of our newly created Series B preferred stock to one stockholder of CareInsite. See note 2.

6. ASSETS HELD FOR SALE

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex Corporation and our other plastics and filtration technologies subsidiaries, which are referred to collectively as Porex. Porex was a wholly owned subsidiary of Medical Manager prior to the completion of our acquisition of Medical Manager on September 12, 2000. See note
2. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. We plan to explore various divestiture alternatives in consultation with our financial advisors. The disposition is expected to be completed by June 2001. The expected net proceeds and the cash flows of Porex until sold were allocated to net assets held for sale in the allocation of the Medical Manager purchase price and is included in the line item "other current assets" on our balance sheets. Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     Activity in net assets held for sale from the acquisition date to September 30, 2000 is as follows:

Allocation of purchase price................................  $245,326
Estimated net income through disposition....................    10,200
                                                              --------
Balance at September 30, 2000...............................  $255,526
                                                              ========

     Porex had net income of $1,200 from the acquisition date to September 30, 2000, which was excluded from our condensed consolidated statements of operations for the three months ended September 30, 2000.

7. MARKETABLE SECURITIES

     We determine the appropriate classification of our investments in debt securities at the time of purchase and re-evaluate such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. At September 30, 2000, our investments consisted principally of U.S. Treasury notes and federal agency notes.

8. NET LOSS PER COMMON SHARE

     We report earnings per share in accordance with Statement of Financial Account Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                               WEBMD CORPORATION

     The following table presents the calculation of basic and diluted net loss per common share:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------    -----------------------
                                                2000         1999         2000          1999
                                              ---------    --------    -----------    --------
Net loss....................................  $(786,925)   $(17,109)   $(1,736,694)   $(53,243)
                                              =========    ========    ===========    ========
Basic and diluted:
Weighted-average shares of common stock
  outstanding...............................    247,873      71,529        206,708      68,751
Less: Weighted-average common shares subject
  to repurchase.............................         --        (933)          (246)     (1,028)
                                              ---------    --------    -----------    --------
Weighted-average shares used in computing
  basic and diluted net loss per common
  share.....................................    247,873      70,596        206,462      67,723
                                              =========    ========    ===========    ========
Basic and diluted net loss per common
  share.....................................  $   (3.17)   $  (0.24)   $     (8.41)   $  (0.79)
                                              =========    ========    ===========    ========

     We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss per common share because inclusion of such securities would be anti-dilutive for the periods presented. The total number of shares on an as-converted basis excluded from the calculation of diluted loss per share was approximately 192.3 million shares at September 30, 2000 and 17.1 million shares at September 30, 1999.

9. RECENTLY ADOPTED ACCOUNTING STANDARDS

     In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 became effective July 1, 2000 and provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." We adopted FIN No. 44 on July 1, 2000 and applied its guidance to the September 12, 2000 acquisitions of Medical Manager, CareInsite and OnHealth, resulting in deferred compensation of approximately $103,250, which is reflected in stockholders' equity.

     In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. Adoption of Issue No. 00-2 had no material impact on our financial position or results of operations.

     Effective January 1, 2001, adoption of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" is required. We do not expect adoption of Statement 133 to have a material impact on our financial position or results of operations.

10. COMMITMENTS AND CONTINGENCIES

     In September 1999, CareInsite entered into a four-year strategic alliance with America Online, Inc. for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL and CompuServe members and visitors to AOL's web-based brands, Netscape, AOL.COM and Digital City to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the financial

                               WEBMD CORPORATION
terms of the arrangement, CareInsite has agreed to make $30,000 of guaranteed payments to AOL over three years. CareInsite made the first payment of $10,000 in September 1999. The remaining $20,000 is due over the next two years. Due to the completion of the merger with WebMD, AOL has the right to terminate its strategic alliance with CareInsite, in which case the remaining guaranteed payments due to AOL under the agreement shall become immediately payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. In November 1999, Healtheon Corporation completed mergers with WebMD, Inc., MedE America and Medcast. Following the closings of these mergers, we changed our name to Healtheon/ WebMD Corporation and launched our integrated web site. We completed our acquisitions of Kinetra and Envoy in January 2000 and May 2000, respectively. On September 12, 2000, we completed our mergers with Medical Manager, CareInsite and OnHealth, and we changed our name to WebMD Corporation. For a more complete description of these transactions, see note 2 to the condensed consolidated financial statements in this quarterly report.

     As a result of the completion of these transactions, our core business now encompasses:

     - providing services to facilitate connectivity and healthcare transactions among physicians, payers, patients and other healthcare industry participants

     - providing comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations and other providers of healthcare services in the U.S.

     - providing Internet-based content, applications and services to physicians, consumers, payers and other healthcare organizations

RECENT EVENTS

     Restructuring

     As previously announced, our board of directors has approved an integration plan that was developed in connection with the combination of our business with those of Envoy, Medical Manager, CareInsite and OnHealth. The first phase of this plan includes a consolidation of offices and data centers and reduction in marketing and promotional expenses, the result of which we believe will substantially eliminate the redundancies that resulted from these business combinations. We anticipate total annualized savings of approximately $260 million to be realized by the fourth quarter of 2001 resulting from the first phase of the integration plan. We expect that the integration plan will result in the elimination of approximately 1,100 jobs by the end of calendar year 2001. We are taking a pre-tax restructuring charge of $44.9 million in the quarter ending September 30, 2000. As a result of the execution of this phase of the integration plan, we expect to incur additional costs relating to moving and relocations that will be expensed as incurred in accordance with applicable accounting guidelines.

     As previously announced, the next phase in our restructuring plan will be the rationalization of our current products and strategic relationships in light of our near- and long-term objectives. We have identified relationships that represent approximately $130 million in revenue that are currently being evaluated. These relationships are being reviewed in light of several criteria, including profitability, strategic relevance and the impact of future new revenue opportunities available to us. It is possible that some of these relationships may be revised or terminated, which may result in restructuring charges in future quarters. We are currently engaged in discussions with strategic partners and customers in an effort to redefine our relationships. We cannot provide any assurance that these discussions will not result in some of these relationships being terminated and we believe that it is likely that the revenue we can expect to receive from some of these relationships may be less than was contemplated at the time these relationships were entered into.

     We anticipate that we will have additional restructuring and integration charges as a result of the rationalization of our products and relationships. The amount of these charges is dependent on the conclusion of discussions with our strategic partners. We expect to record additional non-recurring charges in the quarter ending December 31, 2000 relating to the resignation of some of our executives. The charge will be predominately non-cash and relates to treatment of stock options pursuant to existing employment arrangements with these executives.

     Divestiture of plastics business

     We announced on September 28, 2000 that we will divest our plastics and filtration technologies subsidiaries, which were acquired when we merged with Medical Manager. We plan to explore various divestiture alternatives in consultation with our financial advisors.

     Relocation of corporate offices

     Our board of directors has approved the relocation of our corporate offices to the New York Metropolitan area. We anticipate additional restructuring and integration charges related to this relocation.

     Election of directors

     On November 13, 2000, we announced that our board of directors elected Paul
A. Brooke and Herman Sarkowsky as members of our board to fill two vacancies resulting from recent director resignations. Mr. Brooke, who will serve as a Class II director with a term that continues until our annual meeting of stockholders in 2003, is the former Global Head of Healthcare Research and Strategy at Morgan Stanley and is currently the general partner of PMSV Partners, L.P., a private investment firm, a venture partner of MPM Bioventures, a venture capital firm specializing in the healthcare industry, and an advisory director to Morgan Stanley Dean Witter and Skyline Partners. Mr. Sarkowsky, who will serve as a Class III director with a term that continues until our annual meeting of stockholders in 2001, is President of Sarkowsky Investment Corporation, a private investment company. Mr. Sarkowsky also served as a director of Medical Manager and its predecessor, Synetic, Inc., from 1989 until Medical Manager's merger with us.

RESULTS OF OPERATIONS

     Revenue

     For the three and nine months ended September 30, 2000, total revenue increased to $151.2 million and $318.2 million, respectively, from $28.7 million and $68.9 million for the three and nine months ended September 30, 1999, respectively. The increases are due primarily to the revenue sources that were acquired in our 1999 and 2000 business combinations. Transaction revenue, which consists primarily of revenue from EDI and healthcare transaction processing services, comprised 55% of total revenue for the three months ended September 30, 2000 compared to 42% for the same period of the prior year. This increase primarily relates to the additional revenue from our acquisition of Envoy in May 2000. Physician services revenue, which consists primarily of revenue from physician practice management systems and subscriptions to our physician web site WebMD Practice, comprised 19% of total revenue for the three months ended September 30, 2000 compared to 0% for the same period of the prior year. This increase primarily relates to the additional revenue from our acquisition of Medical Manager from the September 12, 2000 acquisition date and the addition of WebMD Practice subscription revenue from our November 1999 WebMD, Inc. merger. Portal services revenue, which consists primarily of online advertising, carriage fees and e-commerce revenue acquired in our WebMD, Inc. merger, comprised 17% of total revenue for the three months ended 2000 as compared to 0% for the same period of the prior year. Other products and services revenue comprised 9% of total revenue for the three months ended September 30, 2000 as compared to 58% for the same period of the prior year. This decrease reflects the phasing out of some of our non-core product offerings.

     Revenue from related parties, which consists primarily of services provided to Microsoft and News Corporation for the three and nine months ended September 30, 2000 and of services provided to UnitedHealth Group and SmithKline Labs for the same period of the prior year, increased to $14.2 million for the three months ended September 30, 2000 from $7.9 million for the three months ended September 30, 1999, and increased from $28.2 million for the nine months ended September 30, 1999 to

$37.2 million for the nine months ended September 30, 2000. The increase was primarily due to increases in subscription and third-party advertising revenue through our Microsoft strategic alliance and from health-related content licensed to News Corporation. Revenue from SmithKline Labs ceased being related party revenue in August 1999 when SmithKline Labs was sold to Quest Diagnostics, which is not our stockholder, and revenue from UnitedHealth Group ceased being related party revenue in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors.

     Cost of Operations

     For the three and nine months ended September 30, 2000, cost of operations, which consists primarily of costs to operate and maintain our networks and costs related to providing services, increased to $108.9 million and $246.5 million, respectively, from $20.3 million and $53.7 million for the three and nine months ended September 30, 1999, respectively. The increase resulted primarily from increased personnel and network operations costs, costs to acquire exclusive arrangements to provide consumer healthcare-related content to other web sites and other costs required to support the increased services. Of the increase, $72.7 million and $150.1 million relate to expenses incurred by the companies acquired in the 1999 and 2000 business combinations for the three and nine months ended September 30, 2000, respectively.

     Development and Engineering

     Development and engineering expense consists primarily of salaries paid to engineering personnel, fees paid to outside contractors and consultants, facilities expenses and maintenance of capital equipment used in the development process. For the three and nine months ended September 30, 2000, development and engineering expense increased to $19.0 million and $45.2 million, respectively, from $6.6 million and $20.9 million for the three and nine months ended September 30, 1999, respectively. The increase is attributable to the increase in the number of engineers engaged in the development of our applications and services. Of the increase, $6.8 million and $15.3 million relate to expenses incurred by the companies acquired in the 1999 and 2000 business combinations for the three and nine months ended September 30, 2000, respectively.

     Sales and Marketing

     Sales and marketing expense consists primarily of salaries, commissions and related expenses for sales, account management and marketing personnel, as well as expenses for marketing programs and trade shows. For the three and nine months ended September 30, 2000, sales and marketing expense increased to $99.4 million and $268.9 million, respectively, from $8.3 million and $18.6 million for the three and nine months ended September 30, 1999, respectively. Sales and marketing expense includes non-cash media and branding expenses primarily provided by Microsoft and News Corporation of $23.6 million and $62.8 million for the three and nine months ended September 30, 2000, respectively. The increase is primarily attributable to the growth in advertising and promotion costs incurred to increase awareness of our WebMD brand. Of the increase, $85.4 million and $233.0 million relate to expenses incurred by the companies acquired in the 1999 and 2000 business combinations for the three and nine months ended September 30, 2000, respectively.

     General and Administrative

     General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services, costs of general insurance and other internal control systems costs. For the three and nine months ended September 30, 2000, general and administrative expense increased to $38.6 million and $93.7 million, respectively, from $5.9 million and $15.3 million for the three and nine months ended September 30, 1999, respectively. The increase primarily relates to increased personnel costs and facilities expenses added in connection with the 1999 and 2000 business combinations. Of the increase, $36.9 million and $80.0 million relate to expenses incurred by the companies acquired in the 1999 and 2000 business combinations for the three and nine months ended September 30, 2000, respectively. General and administrative expenses include the amortization of deferred stock compensation which increased to $15.4 million and $42.2 million for the three and nine months ended September 30, 2000 from $2.1 million and $6.3 million for the three months ended September 30, 1999, respectively.

     Depreciation and Amortization

     For the three and nine months ended September 30, 2000, depreciation and amortization increased to $597.7 million and $1,352.9 million, respectively, from $5.1 million and $15.2 million for the three and nine months ended September 30, 1999, respectively. The increase was due primarily to the amortization of intangible assets acquired in the 1999 and 2000 business combinations, which are being amortized over expected lives of one to five years.

     Restructuring Charge

     During the three months ended September 30, 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the combination of WebMD with Envoy, Medical Manager, CareInsite and OnHealth. In connection with this plan, a non-recurring restructuring charge of $44.9 million was recorded.

     Loss on Investments

     We recorded a non-cash charge of $39.6 million to write down certain of our investments in Internet-related companies to their fair market value as of September 30, 2000. The charge reflects the decline in value of these investments based upon both the financial conditions of and current market conditions for the individual companies.

     Interest Income and Expense

     Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income increased to $9.9 million and $36.8 million for the three and nine months ended September 30, 2000, respectively, from $0.4 million and $1.5 million for the three and nine months ended September 30, 1999, respectively. The increase was primarily due to higher average cash balances resulting from the $930.0 million in net proceeds received from the sale of our common stock to Janus in January 2000 and from cash balances that were acquired in the 1999 and 2000 business combinations, offset in part by the $400.0 million cash portion of our May 2000 acquisition of Envoy.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we raised $1.03 billion from the issuance of 15.0 million shares of our common stock to Janus for $930.0 million, as well as our issuance of 2.0 million shares of our common stock to affiliates of News Corporation for $100.0 million in connection with our News Corporation strategic alliance. As of September 30, 2000, we had approximately $817.8 million in cash, cash equivalents and marketable securities, and working capital of $766.9 million.

     In the third quarter of 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the combination of WebMD with Envoy, Medical Manager, CareInsite and OnHealth. In connection with this plan, we recorded non-recurring restructuring-related charges of $44.9 million. As we continue to implement further phases of our integration plan, we expect to incur additional costs relating to moving and relocations that will be expensed as incurred in accordance with applicable accounting guidelines. Additionally, we are evaluating many of the business relationships that we currently have in place. It is possible that some of these relationships may be revised or terminated, which may result in additional restructuring charges in future quarters. We expect execution of the plan to be complete by the end of 2001.

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex, which we acquired in our acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. WebMD plans to explore various divestiture alternatives in consultation with our financial advisors. The disposition is expected to be completed by June 2001. The expected net proceeds and the cash flows of Porex until sold were allocated to assets held for sale in the allocation of the Medical Manager purchase price and is included in the line item "other current assets" on our balance sheets. Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     Cash used in operating activities was $329.2 million for the nine months ended September 30, 2000 compared to $39.8 million for the first nine months of 1999. The cash used during these periods was primarily attributable to net operating losses, offset in part by depreciation and amortization. Our losses were principally related to increased sales and marketing expenses incurred to promote the WebMD brand and increased development and engineering expenses incurred to improve our product offerings and develop new applications and content.

     Cash used in investing activities was $305.7 million for the nine months ended September 30, 2000 compared to cash provided by investing activities of $4.1 million for the first nine months of 1999. We used $400 million to fund the cash portion of our acquisition of Envoy in May 2000, offset by cash acquired in the 2000 business combinations.

     Cash provided by financing activities was $946.7 million for the nine months ended September 30, 2000, primarily related to the net proceeds received from our sale of common stock to Janus and affiliates of News Corporation. For the first nine months of 1999, cash provided by financing activities of $41.5 million, related primarily to the net proceeds of our initial public offering of $41.4 million.

     As of September 30, 2000, we did not have any material commitments for capital expenditures. Our principal commitments at September 30, 2000 consisted of obligations under operating and capital leases and guaranteed payments under our strategic agreements.

     At September 30, 2000, we estimated that we will make the following aggregate guaranteed payments under our current strategic relationships in each calendar year noted:

YEAR ENDED DECEMBER 31,                                            AMOUNT
-----------------------                                         -------------
2000........................................................    $97.3 million
2001........................................................     74.8 million
2002........................................................     59.8 million
2003........................................................     41.4 million
2004........................................................     11.3 million

     We have agreed to share some of our transaction processing, advertising, carriage fee and e-commerce revenue, net of specified costs applicable to the particular revenue category, with Microsoft and E.I. du Pont de Nemours & Company for their sponsorship of physician subscriptions to WebMD Practice and with several physician practice management system vendors who have agreed to promote our services to their physician customers. This revenue sharing applies only to the extent the revenue is derived from Microsoft- or DuPont-sponsored physicians or from physicians subscribing to the particular vendor's practice management system. The percentage of revenue shared varies from contract to contract and based on the type of revenue generated.

     We may enter into additional promotional arrangements with current and future strategic partners that may require us to pay consideration in amounts that significantly exceed the amounts we are required to pay under our current arrangements. These guaranteed payments and promotional and other arrangements may require us to share revenue or incur significant expenses. We cannot give assurances that we will generate sufficient revenue from these arrangements to offset these expenses, in particular after we share some of our net revenue with our strategic partners. Failure to do so could have a material adverse effect on us.

     With the investments by Janus and affiliates of News Corporation and the cash and marketable securities acquired in the Medical Manager and CareInsite mergers, we believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we expect to incur operating losses until the end of 2001 and our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE INCURRED AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES

     We began operations in January 1996 and have incurred net losses from operations in each fiscal period since our inception. As of September 30, 2000, we had accumulated net losses of approximately $2.1 billion. In addition, we may invest heavily in infrastructure development, applications development and sales and marketing in order to deploy our services to a growing number of potential customers and strategic partners. Moreover, the purchase price of our recent and any future acquisitions will be amortized over the useful lives of the tangible and intangible assets. As of September 30, 2000, we had approximately $8.0 billion of unamortized goodwill and other intangible assets reflected on our financial statements as a result of previous acquisitions.

     Although we anticipate significant synergies and growth opportunities resulting from our recent acquisitions and elimination of duplicative costs currently being incurred by us, we cannot give you assurances that these synergies, growth opportunities or cost savings will be achieved in the amounts or time frames currently anticipated. Failure to realize these benefits may adversely affect our ability to achieve profitability.

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT ACHIEVE FAVORABLE OPERATING
RESULTS

     Our business model is evolving, and our revenue and profit potential is unproven. We currently derive a significant portion of our revenue from non-Internet network services, management and consulting services and management and operation of some of our customers' information technology infrastructures. We intend to try to migrate provider and payer customers to our Internet-based transaction services, to build our online physician subscriber base, to increase traffic to our web site and to generate e-commerce revenue from the sale of healthcare products or services over the Internet. However, the provision of services over the Internet to the healthcare industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories. If our Internet-based services do not achieve or sustain broad market acceptance among participants in the healthcare industry, our business, results of operations and financial condition could be significantly harmed, and we may never achieve favorable operating results.

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control, including, but not limited to:

     - market acceptance of and demand for our products and services

     - our ability to attract and retain payer and provider customers and subscribers

     - expenses relating to acquisitions and strategic partnerships

     - usage of the Internet and our ability to maintain and increase traffic on our web site

     - our ability to continue to develop and extend our brand

     - our ability to effectively integrate the operations and technologies of acquired businesses with our operations

     - introduction and timing of new products and services or enhancements by us or our competitors

     - capacity constraints and dependencies on computer infrastructure

     - economic conditions affecting the Internet or healthcare industries

     - general economic conditions.

     Fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance. We will base our expense levels in part upon our expectations concerning future revenue, and these expense levels will be relatively fixed in the short term. If we have lower revenue, we may not be able to reduce spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. As a result, we believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as an indicator of future performance. For these and other reasons, it is likely that in some future quarter or quarters we may not meet the earnings estimates of securities analysts or investors, which could materially and adversely affect our stock price.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY CONTINUE TO BE VOLATILE

     Changes in the market price of our common stock may result from among other things:

     - quarter-to-quarter variations in operating results

     - operating results being less than analysts' estimates

     - changes in analysts' earnings estimates

     - announcements of new technologies, products and services or pricing policies by us or our competitors

     - announcements of acquisitions or strategic partnerships by us or our competitors

     - developments in existing customer or strategic relationships

     - actual or perceived changes in our business strategy

     - sales of large amounts of our common stock

     - changes in market conditions in the Internet and healthcare industries

     - changes in prospects for healthcare reform

     - changes in general economic conditions

     - fluctuations in the securities markets in general.

     In addition, the trading price of Internet and healthcare information technology stocks in general, and our common stock in particular, has experienced extreme price and volume fluctuations in recent months.

These fluctuations often may be unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of these companies, as well as other broad market and industry factors, may result in decreases in the price of our common stock.

OUR BUSINESS WILL SUFFER IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES

     We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, Inc., MedE America and Medcast in November 1999, our mergers with Kinetra in January 2000 and Envoy in May 2000 and our mergers with Medical Manager, CareInsite and OnHealth in September 2000. In order to achieve the potential benefits of these transactions, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financials controls and human resource practices. We are in the process of integrating and consolidating the operations, products and services, technologies and personnel of these companies and have previously announced that our board of directors has approved an integration plan that includes in its first phase a consolidation of offices and data centers and reduction in marketing and promotional expenses, the result of which we believe will substantially eliminate redundancies created by our recent mergers. In connection with this integration plan, we have taken a pre-tax restructuring charge of $44.9 million in the quarter ending September 30, 2000. We also expect to incur additional costs relating to moving and relocations that will be expensed as incurred in accordance with applicable accounting guidelines. See note 3 to the condensed consolidated financial statements in this quarterly report. The successful integration of the acquired businesses into our operations is critical to our future performance.

     The amount and timing of the benefits of the restructuring contemplated by the integration plan and the success of the contemplated integration and rationalization of our businesses are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

     - centralization and consolidation of financial, operational and administrative functions

     - elimination of duplicative costs

     - integration of platforms, networks and service centers

     - ability to cross-sell products and services to payers and providers with which we have established relationships and those with which acquired companies have established relationships

     - integration of healthcare transaction processing services not currently offered via the Internet with our Internet-based platform

     - the loss of key personnel

     - diversion of management's attention from other ongoing business concerns

     - potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships

     - coordination of organizations that are geographically diverse and have different business cultures

     - compliance with regulatory requirements.

     We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. Failure to successfully integrate acquired businesses or to achieve operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operation.

     Integrating any additional acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Integrating any future acquisitions would be subject to the same challenges, risks and uncertainties as our current integration plan, as described above. In particular, additional acquisitions could divert management's attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new companies. We may also lose our relationships with payers, providers and strategic partners if any acquired companies have relationships with competitors of these payers, providers and strategic partners. Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenue or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop.

SALES OF LARGE AMOUNTS OF OUR SHARES AND THE LAPSE OF TRANSFER RESTRICTIONS COULD ADVERSELY AFFECT PREVAILING STOCK PRICES

     Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the prevailing market prices for our common stock and make it more difficult for us to raise capital through the sale of equity or equity-related securities in the future. Substantial amounts of our outstanding common stock will become freely transferable after contractual and legal transfer restrictions lapse.

     We currently have an aggregate of approximately 382 million shares of common stock outstanding, including the approximately 21.3 million shares issuable upon conversion of the shares of our Series A preferred stock outstanding as of September 30, 2000. Of these shares, approximately 307 million shares are freely tradable without restrictions or further registration under the Securities Act, unless owned by our "affiliates," as that term is defined in Rule 144 under the Securities Act, or former affiliates of Medical Manager, CareInsite or OnHealth. The remaining approximately 75 million shares of common stock outstanding are subject to contractual restrictions on transfer as described below.

     As a result of the contractual restrictions, and subject to the provisions of Rule 144 and 144(k), each described below, additional shares are or will be available for sale in the public market as follows:

     - 35.0 million shares of our common stock held by Quintiles as a result of our acquisition of Envoy are subject to contractual transfer restrictions until May 26, 2002, except that up to one-third of these shares may be sold in the public market without contractual restriction at any time after May 26, 2001 and up to two-thirds of these shares may be sold in the public market without contractual restriction at any time after November 26, 2001.

     - 155,951 shares of our Series A preferred stock held by affiliates of News Corporation, and the 21,282,645 shares of common stock into which the shares of Series A preferred stock are convertible, are subject to contractual transfer restrictions until the earlier of one year after a change of control of WebMD, which did not occur as a result of any transactions to date, the liquidation, dissolution or winding up of WebMD, or January 26, 2003. Upon the lapse of these contractual restrictions, the shares would be transferable pursuant to Rule 144 or upon exercise of News Corporation's registration rights. An additional
       2.0 million shares of common stock owned by affiliates of News Corporation are not subject to contractual transfer restrictions and will be eligible for sale, subject to the volume, manner of sale and reporting requirements of Rule 144, after January 26, 2001. These 2.0 million shares of common stock and, after the lapse of the contractual restrictions, the 21,282,645 shares of common stock underlying the Series A preferred stock may also be sold pursuant to News Corporation's registration rights, if not previously sold pursuant to Rule 144 or another exemption from registration under the Securities Act, which would result in these shares becoming eligible for sale in the public market without restriction immediately upon the effectiveness of such registration.

     - 17.1 million shares of our common stock held by Cerner Corporation are subject to contractual restrictions on transfer until September 15, 2001, except that Cerner may effect:

        - transfers in connection with a merger, consolidation or sale of all or substantially all of Cerner's assets in which the surviving corporation or purchaser agrees to be bound by the provisions of a voting agreement entered into with WebMD

        - sales of up to 25% of the shares subject to transfer restrictions beginning December 11, 2000

        - sales of up to an additional 25% of the shares subject to transfer restrictions commencing on March 15, 2001.

     - Approximately 850,000 shares of our common stock issued to former holders of CareInsite common stock in our merger with CareInsite are subject to contractual restrictions on transfer. Approximately 278,000 of these shares will no longer be subject to these restrictions after November 2000 and the balance will no longer be subject to these restrictions after May 2001.

     - 100 shares of our Series B preferred stock held by AOL are convertible into shares of our common stock after March 2002. In the event that AOL elects to convert the 100 shares of Series B preferred stock, it would receive 263,960 shares of our common stock and a warrant exercisable for an additional 263,960 shares at $37.88 per share. None of these shares of our common stock will be eligible for sale prior to March 2002.

     The shares of our common stock issued to or held by any person who is our affiliate are subject to restrictions on transfer. Persons who may be deemed to be affiliates include individuals or entities that control, are controlled by, or are under common control with WebMD and may include some officers and directors, as well as principal stockholders. Affiliates may not sell their shares of our common stock except pursuant to:

     - an effective registration statement under the Securities Act covering the resale of those shares,

     - an exemption under Rule 144 under the Securities Act, or

     - any other applicable exemption under the Securities Act.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted shares of our common stock for at least one year, or an affiliate who beneficially owns shares of our common stock, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

     - 1% of the number of shares of common stock then outstanding, which equals approximately 3.6 million shares based on the approximately 360.7 million shares currently outstanding, or

     - the average weekly trading volume of the common stock on the Nasdaq National Market during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

     Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about WebMD.

     Under Rule 144(k), a person who is not one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years including the holding period of any prior owner other than an affiliate, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Therefore, unless otherwise restricted, these may be sold immediately.

     Under an exemption available under Rule 145(d) under the Securities Act, sales of shares of our common stock issued in our mergers with Medical Manager, CareInsite and OnHealth to persons who were affiliates of those companies are subject to volume limitations until September 12, 2001. The amount of those shares that each such affiliate of Medical Manager, CareInsite or OnHealth can sell is limited to the same volume that would be permitted, under Rule 144, for sales by our affiliates, as described above. These volume restrictions apply unless the shares are sold pursuant to an effective registration statement or another applicable exemption under the Securities Act.

     In addition, we have outstanding warrants exercisable for or other rights to purchase approximately 45.5 million shares of our common stock, of which warrants to acquire 7.8 million shares are subject to vesting conditions. Generally, the shares of our common stock issued upon exercise of these warrants will also be restricted securities and may not be sold in the absence of registration other than in accordance with Rule 144 or another exemption from registration under the Securities Act. Approximately 28.0 million shares of our common stock issuable upon the exercise of these warrants may also be sold pursuant to registration rights, which would result in such shares becoming eligible for sale in the public market without restriction immediately upon the effectiveness of a registration.

     We have filed registration statements registering 139,480,020 shares of common stock reserved for issuance under our stock option plans, in addition to the warrants described above. Persons acquiring these shares upon exercise of their options, whether or not they are affiliates, will be permitted to resell their shares in the public market without regard to the Rule 144 holding period.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS COULD RESULT IN THE DILUTION OF OUR STOCKHOLDERS

     We expect to pay for some of our future acquisitions and strategic relationships, if any, by issuing additional common stock, which could dilute our stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, the financing may be dilutive. We cannot guarantee that these acquisitions or strategic relationships will generate or result in sufficient revenue or earnings to justify the dilution which could occur.

WE EXPECT TO DEVOTE SIGNIFICANT RESOURCES TO INTEGRATING APPLICATIONS THAT ARE NOT INTERNET-ENABLED

     Some of our applications, including Envoy's EDI transaction processing services, were acquired by us and are not Internet-enabled. We intend to integrate many of these applications, as well as the applications that we recently acquired upon completion of the Medical Manager, CareInsite and OnHealth mergers, with our Internet-based platform and WebMD Practice and WebMD Health products and to consolidate our transaction networks. Integrating these applications and platforms may be expensive and may divert our attention from other activities.

MANAGING OUR GROWTH MAY STRAIN ADMINISTRATIVE, TECHNICAL AND FINANCIAL RESOURCES

     We have rapidly and significantly expanded our operations recently and expect to continue to do so. Our growth has been accomplished primarily through acquisitions. We expect that future growth may also be accomplished through internal expansion. This past and future growth has placed and will continue to place a significant strain on our managerial, operational, financial and other resources. If we are unable to respond to and manage this expected growth, then the quality of our services and our results of operations could be materially adversely affected.

     Our current information systems, procedures and controls may not continue to support our operations, and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of completing the integration of our accounting and management information systems following our acquisitions. We could experience interruptions to our internal information systems while we transition to new systems. We cannot guarantee that our systems, procedures and controls will be adequate to support expansion of our operations.

OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE DO NOT QUICKLY EXPAND OUR SUITE OF APPLICATIONS AND SERVICE OFFERINGS

     We currently offer a limited number of applications on our Internet-based platform and some of our service offerings, including wireless portal services, are not fully developed or launched. We must quickly introduce new applications and services and improve the functionality of our existing services in a timely manner in order to attract and retain subscribers and consumers and payer and provider customers. We expect that our advertising revenue will be dependent on the level of usage of our services by subscribers and consumers, and believe that levels of usage will not increase unless we improve functionality of our service offerings and increase payer connectivity.

     We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications and services. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with the existing legacy computer systems of payer and provider customers and our platform. We are currently in the process of migrating many of our acquired applications and products and services to our Internet-based platform. Developing, integrating and customizing these applications and services will be time consuming, and these applications and services may never achieve market acceptance, which could also cause our business to suffer.

WE ARE DEPENDENT ON STRATEGIC RELATIONSHIPS TO GENERATE SOME OF OUR REVENUE

    Our ability to generate revenue will suffer if we cannot establish and maintain strategic relationships

     We must establish and maintain successful strategic relationships with leaders in a number of healthcare and Internet industry segments. We have entered into strategic relationships with leading online and media distribution and healthcare partners. Our strategic relationships are critical to our success because we believe that these relationships will enable us to enhance our brand, increase the number of transactions processed over our platform, generate traffic on our web site and capitalize on additional distribution and revenue opportunities. As previously announced, we are evaluating many of the business relationships we currently have in place. It is possible that some of these relationships may be modified or terminated. See note 3 to the condensed consolidated financial statements in this quarterly report. We expect that we will face intensified competition for strategic relationships. We may not be able to establish commercial acceptance of our platform, applications and services unless we can establish and maintain successful strategic relationships in the future.

    We share revenue with our strategic partners and will incur significant expense in connection with our strategic relationships, and this expense may exceed the net revenue these relationships generate

     We intend to use a significant amount of cash to fund branding and advertising, including promotional arrangements with our strategic partners. We have agreed to share some of our transaction processing, advertising, carriage fee and e-commerce revenues with some of our strategic partners. For more information regarding these arrangements, see "Liquidity and Capital Resources" on page 18. We cannot give you assurances that we will generate sufficient revenue from our current or future arrangements to offset related expenses, in particular after we share some of our net revenue with our strategic partners. Failure to do so could have a material adverse effect on our financial condition or results of operations.

    We invest in some of our strategic partners, many of which are in early stages of development

     We have made equity investments in some of our strategic partners. In many instances, these investments are in the form of illiquid securities of private companies engaged in e-Health and are made in conjunction with the parties entering into a strategic agreement. Typically, these strategic partners enter into agreements that obligate them to purchase advertising or other services from us. These companies are typically in an early stage of development and may be expected to incur substantial losses and may not generate sufficient revenue to pay the advertising and e-commerce fees due us. In addition, due to recent market volatility, some of these companies may alter any plans to go public, and others that have gone public may experience significant decreases in the trading prices of their common stock, adversely affecting the value of our investments.

     We have granted exclusive rights to strategic partners

     We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with e-commerce companies to be our exclusive partners supplying online pharmacy services and medical supplies and to be our exclusive providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to subscribers and consumers or to payer and provider customers. Our inability to offer other applications and content could cause our business to suffer. In addition, we have granted exclusive rights to strategic partners which restrict our ability to pursue some business opportunities. For example, in connection with our acquisition of Envoy from Quintiles, we granted to Quintiles the exclusive license to use some of the de-identified data available to us by virtue of our transaction services and some exclusive rights in the pharmaceutical market.

RELATIONSHIPS WITH CUSTOMERS AND STRATEGIC PARTNERS MAY CONFLICT

     We have developed and rely upon important relationships with payers, providers, practice management system vendors and strategic partners, some of which may involve conflicting contractual rights, including conflicts which may result from our recent acquisitions. For example, in January and February 2000, we entered into strategic alliances with three practice management system vendors that compete with Medical Manager. As a result of our acquisition of Medical Manager, we may lose relationships with some customers and strategic partners, who may then establish relationships with our competitors. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if any of the companies we acquired had already established relationships with competitors of these key participants.

     For example, we have entered into a five-year strategic alliance with Microsoft pursuant to which we develop, host, maintain on our servers and provide content for the health channels on MSN, MSNBC and WebTV. Similarly, CareInsite has entered into a strategic alliance with America Online, Inc., pursuant to which CareInsite is AOL's exclusive provider of a comprehensive suite of services that connect AOL and CompuServe members and visitors to AOL's web-based brands Netscape, AOL.COM and Digital City, to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. As a result of the recent completion of the Medical Manager and CareInsite mergers, Microsoft will be able to terminate its strategic alliance with us if we and Microsoft are unable to resolve conflicts that may arise as a result of these mergers. We are currently working with Microsoft to identify and resolve any conflicts that result from these mergers. If these potential conflicts cannot be resolved, however, Microsoft could terminate the strategic alliance at any time after the end of November 2000. Similarly, as a result of these mergers, AOL will be able to terminate its strategic alliance with CareInsite, as a result of which guaranteed payments of approximately $20.0 million due to AOL will accelerate. We cannot assure you that the conflicts arising under either of these strategic alliances as a result of these mergers will be resolved. If either or both strategic alliances are terminated, and we are unable to replace the terminated alliance with a comparable one, we could experience a material decrease in revenue.

     If contractual or relationship conflicts cannot be resolved, we could lose the benefits of some of our relationships with payers, providers or strategic partners. Losses of any significant relationships could harm our business or results of operations.

THE PROPOSED DISPOSITION OF OUR PLASTICS AND FILTRATION TECHNOLOGIES BUSINESS MAY NOT BE COMPLETED IN THE MANNER EXPECTED OR AT ALL

     If our proposed disposition of Porex Corporation and our other plastics and filtration technologies subsidiaries, which are referred to collectively as Porex, fails to be completed, is not completed in a timely manner or does not provide us with the proceeds anticipated, we may not be able to execute strategies that are important to our continued growth as planned. We cannot guarantee that the disposition of this business will be successfully completed in the manner expected, or at all. Failure to successfully complete this proposed disposition as anticipated or to complete it in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE CANNOT ATTRACT AND RETAIN SUBSCRIBERS

     We must attract and retain subscribers to WebMD Practice, our physician portal, in order to generate subscription revenue. In addition, our ability to generate advertising revenue and transaction revenue will be dependent on the number of subscribers and level of usage by those subscribers of our Internet-based services, including our administrative transaction and clinical information services. We cannot guarantee that we will be able to attract new or retain existing subscribers. In particular, we cannot guarantee that we will retain subscribers whose subscriptions are initially paid for by our strategic partners once those subscribers are required to pay for their subscriptions themselves or that these subscribers will actually use our services.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT ADVERTISING REVENUE, OUR FUTURE RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED

     We derive a portion of our revenue from advertising activities. Advertising revenue is generally derived from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered over a specified period of time for a fixed fee. Advertising revenue may also include barter transactions, which are exchanges by us of advertising space on our web site for goods and services from strategic partners and which might not generate any cash receipts.

     The Internet advertising market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. If no standards develop, existing advertisers may not continue their current level of Internet advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. Moreover, filter software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenue. The level of traffic on our web site is likely to be a factor in determining advertising rates. We cannot predict whether our subscribers whose subscriptions are paid for by our strategic partners will actually use our services. In addition, there can be no assurances that we will continue to generate significant revenue from our advertising activities.

LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR APPLICATIONS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

     A key element of our strategy is to market our solutions directly to large healthcare organizations. We will be unable to control many of the factors that will influence the buying decisions of these organizations. We expect that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our payer and provider customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

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

OUR BUSINESS WILL SUFFER IF HEALTHCARE INDUSTRY PARTICIPANTS DO NOT ACCEPT INTERNET SOLUTIONS

     Our business model depends on the adoption of Internet solutions by providers, payers, patients and other healthcare industry participants. Our ability to generate revenue could suffer dramatically if Internet solutions are not accepted or not perceived to be effective.

     The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases and to conduct healthcare transactions over the Internet. There can be no assurance that healthcare participants will accept Internet solutions in a timely manner or at all.

FAILURE TO CONTINUE TO EXPAND AND ADAPT OUR PLATFORM TO ACCOMMODATE INCREASED USAGE COULD MAKE IT DIFFICULT TO SUCCESSFULLY IMPLEMENT OUR INTERNET-BASED SERVICES

     To successfully implement our Internet-based services, we must continue to expand and adapt our platform and transaction networks to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of Internet-based transactions. In addition, our Internet-based products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume of traffic on our web site, the number of physicians using WebMD Practice or transactions processed over our networks may require us to expand and further upgrade our platform. This expansion could be expensive and could divert our attention from other activities.

PERFORMANCE PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS

     Our payer and provider customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. We currently process our payer and provider transactions and data at our facilities and rely on a data center operated by a third party to perform transaction processing for Envoy's EDI business, other than real-time EDI transaction processing. This data center is located in Tampa, Florida and is operated by Verizon Data Services, with whom Envoy has contracted for these processing services. We assumed this contract upon our acquisition of Envoy. Envoy relies primarily on this facility to process batch claims and other medical EDI transaction sets. Envoy's contract with Verizon requires Verizon to maintain continuous processing capability and a "hot site" disaster recovery system. We have a contingency plan for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the Verizon facility could interrupt data processing or result in the loss of stored data, which could have an adverse impact on our business. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could deny coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

PERFORMANCE PROBLEMS WITH THE SYSTEMS OF OUR SERVICE AND CONTENT PROVIDERS COULD HARM OUR BUSINESS

     We depend on service and content providers to provide information and data feeds on a timely basis. Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers who utilize our web-based services depend on Internet service providers, online service providers and other web site operators for access to our web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our web site and, if sustained or repeated, could reduce the attractiveness of our services.

IF OUR SYSTEMS EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, OUR REPUTATION WILL SUFFER

     A material security breach could damage our reputation or result in liability. We retain confidential information, including patient health information in our processing centers. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

     Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complimentary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use, or more complex requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or more complex requirements.

     The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complimentary products or services necessary to make the Internet a viable commercial marketplace for the long-term may not be developed successfully or in a timely manner. Our financial condition could be materially harmed if the Internet is not available to us for the delivery of our services and products.

OUR BUSINESS WILL BE HARMED IF WE ARE UNSUCCESSFUL IN RESPONDING TO RAPID TECHNOLOGY CHANGES IN OUR MARKETS

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

OUR PLATFORM INFRASTRUCTURE AND SCALABILITY ARE NOT PROVEN, AND WE MAY NOT BE ABLE TO ADEQUATELY ACCOMMODATE INCREASED FUNCTIONALITY OR USAGE

     To date, we have processed a limited number and variety of transactions over our platforms. Similarly, a limited number of healthcare participants use these platforms. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing payer and provider customer requirements. This expansion and adaptation may be expensive and may divert our attention from other activities.

WE FACE SIGNIFICANT COMPETITION FOR OUR PRODUCTS AND SERVICES

     Healthcare transaction and information services

     The market for healthcare transaction and information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than us. These organizations may be better known and have more customers than us. Many of our competitors have also announced or introduced

Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations.

     We have many competitors, including:

     - healthcare information software vendors

     - healthcare EDI companies

     - large information technology consulting service providers

     - online services or web sites targeted to the healthcare industry, physicians and healthcare consumers generally

     - publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish web sites

     - general purpose consumer online services and portals and other high-traffic web sites which provide access to healthcare-related content and services

     - public sector and non-profit web sites that provide healthcare information without advertising or commercial sponsorships

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

     We expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. In addition, some of our existing and potential payer and provider customers and strategic partners may also compete with us. For example, in April 2000, it was reported that a consortium of six health insurance companies may join together to develop an online project which links insurers, doctors and patients. If this consortium decides to proceed with its plans to allow patients to enroll in health plans and choose doctors online while also taking care of administrative tasks such as processing payment claims, it could compete with us.

     In addition, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and the payer, bypassing third-party EDI service providers such as us. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations.

     Practice management information systems business

     As a result of our recent merger with Medical Manager, we now own and operate Medical Manager Health Systems. The market for practice management systems such as The Medical Manager practice management system is highly competitive. Medical Manger Health Systems' competitors vary in size and in the scope and breadth of the products and services that they offer. Medical Manager Health Systems competes with different companies in each of its target markets. Many of Medical Manager Health Systems' competitors have greater financial, development, technical, marketing and sales resources than Medical Manager Health Systems. In addition, other entities not currently offering products and services similar to those offered by Medical Manager Health Systems, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter markets in which Medical Manager Health Systems competes. We cannot assure you that future competition will not have a material adverse effect on Medical Manager Health Systems', and thus our, results of operations, financial condition or business.

HEALTHCARE REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

     HIPAA transaction standards

     On August 17, 2000, the U.S. Department of Health and Human Services, or DHHS, published final regulations to govern electronic transactions involving health information. These regulations constitute part of the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This rule is commonly referred to as the transaction standards rule.

     The rule establishes standards for eight of the most common healthcare transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used. Healthcare providers, healthcare clearinghouses and large health plans must comply by October 16, 2002, while small health plans are given an additional year.

     The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. We intend to comply with the transaction standards by their effective date. This compliance may require modifications to some of our products and services. We believe that we are well-positioned to effectuate these changes and to facilitate compliance efforts of our customers and strategic partners. However, there can be no assurance that we will be able to do so or that we will be able to take advantage of any business opportunities that implementation of the transaction standards may provide to us.

     Regulation regarding confidentiality and privacy of patient information

     Numerous state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states have laws and regulations that protect the confidentiality of medical records or medical information. The adoption of privacy laws at a state or federal level could impose operational requirements on our business and affect the manner in which we use and transmit patient information and the cost of doing so.

     In addition to the transaction standards discussed above, DHHS has proposed regulations that would impose substantial requirements on entities that electronically store or transmit individually identifiable health information. The proposed regulations, among other things, would require these entities to use the information only in a highly restricted manner, to establish safeguards with regard to security, access and use of the information, to obtain consent from the individual in some instances, to restrict the manner in which the information is used by other parties, and to provide access to individuals to inspect and correct the information. We do not know whether, or in what form, the proposed regulations will be enacted. However, if similar regulations are finally enacted, they may require us to change our platform and services in a costly and cumbersome manner and restrict the manner in which we transmit and use the information.

     For additional information, see "-- Regulation of the Internet could adversely affect our business" on page 34.

     Regulation of healthcare relationships

     There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business.

     We currently provide billing services and intend to provide repricing services to providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants.

     Regulation by the U.S Food and Drug Administration

     The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. For example, Medical Manager Health Systems is distributing in the U.S. a medical image management device, which is referred to in this document as the "image module," which was cleared by the FDA on April 4, 1997 and is manufactured by a third party in accordance with specifications set forth in the cleared 510(k) application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the image module and is marketing the interface and the image module as the Document Image Module System. We believe that the addition of our practice management system to the image module does not change the image module's intended use or significantly change the safety or efficacy of the product to the extent that a new 510(k) application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software could in the future become subject to some or all of the above requirements. Except with respect to Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

     Regulation of transaction services

     State and federal statutes and regulations governing transmission of claims may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We believe that our practices are in compliance with applicable state and federal laws.

     These laws, though, are complex and changing, and the government may take positions that are inconsistent with our practices.

     Professional regulation

     The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We have attempted to structure our web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

REGULATION OF THE INTERNET COULD ADVERSELY AFFECT OUR BUSINESS

     Laws and regulations may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality and other issues, including:

     - pricing

     - content

     - copyrights and patents

     - distribution

     - characteristics and quality of products and services.

     We cannot predict whether these laws will be adopted and how they will affect our business.

     Internet user privacy has become an issue both in the U.S. and abroad. Whether and how existing privacy or consumer protection laws in various jurisdictions apply to the Internet is uncertain and may take years to resolve. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission, or FTC, and heightened media attention. While we believe we are in compliance with all existing applicable laws, with our third party contractual commitments and with our published privacy commitments, government inquiries could divert management's attention from other matters and create unfavorable publicity.

THIRD PARTIES MAY BRING CLAIMS AGAINST US AS A RESULT OF CONTENT PROVIDED ON OUR WEB SITE, WHICH MAY BE EXPENSIVE AND TIME CONSUMING TO DEFEND

     We could be subject to third party claims based on the nature and content of information supplied on our web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our web site or third party web sites linked from our web site or through content and information that may be posted by users in chat rooms or bulletin boards. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from operating the business.

OUR INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS OR MAY BE INFRINGED UPON

     Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights. If we do not detect any unauthorized use, we may be unable to enforce our rights.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL

     Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain highly skilled technical people. In particular, we need to attract and retain experienced computer, engineering, marketing, management and other professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people.

OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF OUR INTERNATIONAL EXPANSION

     One element of our strategic alliance with News Corporation is the formation of WebMD International as a joint venture with News Corporation to launch our services worldwide, other than in the U.S. and Japan. In addition, we have formed an international joint venture in Japan with one of our strategic partners. We have extremely limited experience in developing localized versions of our products and services. WebMD International and any future international ventures may not be successful in launching our services into foreign markets.

A MATERIAL PORTION OF OUR PRACTICE MANAGEMENT SYSTEMS BUSINESS IS DEPENDENT ON PRINCIPAL PRODUCTS, AND WE ARE EXPOSED TO RISKS RELATED TO PROBLEMS WITH ANY OF THESE PRODUCTS

     Our physician practice management systems business currently derives a significant percentage of its revenue from sales of The Medical Manager core physician practice management system. As a result, any event adversely affecting this core product could have a material adverse effect on our results of operations, financial condition or business. Although we have experienced increasing annual sales, on a pro forma basis, revenue associated with existing products could decline as a result of several factors, including price competition. Beginning in calendar year 2000, the physician practice management system industry began to experience a slowdown in demand. This trend impacted our operating results for the nine months, on a pro forma basis, ended September 30, 2000. We expect the trend towards lower operating results to continue for the near term resulting, in part, from lower margin service revenues replacing higher margin software upgrades, and from the previous acquisition of Physician Computer Network, which business historically has experienced lower margins. We intend to introduce new practice management software products at the end of calendar year 2000, and we anticipate that demand for software products will increase. We cannot assure you that we will continue to be successful in marketing our current practice management products or any new or enhanced practice management products.

PROVISIONS OF OUR CHARTER, BYLAWS OR DELAWARE LAW MAY HAVE AN ANTI-TAKEOVER
EFFECT

     Certain provisions of our certificate of incorporation and bylaws may discourage an attempt to acquire control of WebMD. These provisions may render the removal of one or all directors more difficult or deter or delay corporate changes of control that our board of directors did not approve. The provisions of our certificate of incorporation or bylaws that may have an anti-takeover effect include the following:

     - the board of directors is divided into three classes, as nearly equal in size as possible, with staggered terms of office and with one class elected annually

     - the board is entitled to issue preferred stock in one or more series and to fix the designations, preferences, powers and rights of the shares to be included in each series

     - directors may be removed only for cause by a majority of the shares entitled to vote in the election of directors

     - any vacancy on the board of directors may be filled only by a majority of the directors remaining in office

     - our bylaws require advance written notice by any stockholder who wishes to make a board nomination or recommend other stockholder business

     - only the board of directors, president or stockholders holding at least 10% of the outstanding shares are entitled to call a special meeting of the stockholders

     - no stockholder action can be taken by written consent.

UNTIL WE DISPOSE OF OUR PLASTIC AND FILTRATION TECHNOLOGIES BUSINESS, WE WILL BE SUBJECT TO RISKS ASSOCIATED WITH THAT BUSINESS

     Until the proposed disposition of our plastic and filtration technologies business is completed, we will continue to operate that business and to be subject to additional risks associated with that business.

     We face significant competition for the products and services of our plastic and filtration technologies business

     Competition in our plastics and filtration technology business is characterized by the introduction of competitive products at lower prices. We believe that Porex's principal competitive strengths are its manufacturing processes, quality control, relationships with its customers and distribution of its proprietary healthcare products.

     In the porous plastics area, Porex's competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex's products. In this area, Porex has several direct competitors in the U.S., Europe and Asia. Porex's porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

     The market for Porex's injection molded solid plastic components and products, including its medical products, is highly competitive and highly fragmented. Porex's pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers. Porex's injection molding and mold making services compete with services offered by several foreign and domestic companies. The MEDPOR(R) Biomaterial products compete for surgical use against autogenous and allograph materials and alloplastic biomaterials. Porex's surgical drains and markers compete against a variety of products from several manufacturers.

     Healthcare regulation could adversely effect our plastics and filtration technologies business

     Porex manufactures and distributes medical/surgical devices, such as plastic and reconstructive surgical implants and tissue expanders, which are subject to government regulations, under the FDA Act and additional regulations promulgated by the FDA. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

     The nature of Porex's products expose it to product liability claims and may make it difficult to get adequate insurance coverage

     The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's life sciences, clinical, surgical and medical products. We believe that Porex carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and believes that it is adequately indemnified for products manufactured by others and distributed by it, we cannot assure you that in the future Porex will be able to obtain this insurance at an acceptable cost or be adequately protected by this indemnification.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments and marketable securities in a variety of securities, including commercial paper, other non-government debt securities, money market funds and highly liquid U.S. Treasury notes and federal agency notes.

EXCHANGE RATE SENSITIVITY

     Currently the majority of our sales and expenses are denominated in U.S. dollars, and as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on September 12, 2000, our stockholders voted with respect to the following matters:

     - To approve and adopt the agreement and plan of merger dated as of February 13, 2000 between us and Medical Manager, as amended on June 18, 2000, the Medical Manager merger and the exchange of 2.5 shares of our common stock for each outstanding share of Medical Manager common stock

Votes for:                                        157,913,829
Votes against:                                        421,249
Abstentions:                                          195,231
Broker non-votes:                                  58,471,010

     - To approve the issuance of 1.3 shares of our common stock for each outstanding share of CareInsite common stock not owned by Medical Manager or any of its affiliates in the CareInsite merger

Votes for:                                        157,752,064
Votes against:                                        556,281
Abstentions:                                          221,964
Broker non-votes:                                  58,471,010

     - To elect U. Bertram Ellis, Jr., Dennis B. Gillings and Charles G. V. Stevens as Class II directors to serve three year terms ending in 2003

Votes for U. Bertram Ellis, Jr.:                  202,666,863
Votes against U. Bertram Ellis, Jr.:                2,595,194

Votes for Dennis B. Gillings:                     204,210,531
Votes against Dennis B. Gillings:                   1,051,526

Votes for Charles G.V. Stevens:                   204,217,765
Votes against Charles G. V. Stevens:                1,044,292

     - To approve an amendment to our certificate of incorporation to change our corporate name from Healtheon/WebMD Corporation to WebMD Corporation

Votes for:                                        216,038,930
Votes against:                                        772,870
Abstentions:                                          189,519
Broker non-votes:                                           0

     - To adopt our 2000 long-term incentive plan, pursuant to which 5,000,000 shares of common stock will be reserved for issuance, which number will be increased to 10,000,000 if the Medical Manager and CareInsite mergers were completed on or prior to December 31, 2000

Votes for:                                        134,396,786
Votes against:                                     11,041,867
Abstentions:                                        1,352,394
Broker non-votes:                                  58,471,010

     - To amend our 1998 employee stock purchase plan, if the Medical Manager and CareInsite merger were completed, to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares and to change the formula for annually increasing the number of shares available to be issued under the plan

Votes for:                                        141,235,410
Votes against:                                      3,201,640
Abstentions:                                        2,353,997
Broker non-votes:                                  58,471,010

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits listed in the accompanying Exhibit Index on page 42 are filed as part of this quarterly report.

     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

        - Report on Form 8-K filed on July 24, 2000, which the Registrant filed when its name was "Healtheon/WebMD Corporation," pursuant to which the Registrant filed copies of amendments to its merger agreements with Medical Manager and CareInsite

        - Report on Form 8-K filed on July 27, 2000, which the Registrant filed when its name was "Healtheon/WebMD Corporation," pursuant to which the Registrant filed certain historical financial statements in connection with its acquisitions of Envoy, Medical Manager, CareInsite and OnHealth

        - Report on Form 8-K/A filed on August 9, 2000, which the Registrant filed when its name was "Healtheon/WebMD Corporation," pursuant to which the Registrant indicated where financial statements required to be filed following completion of its acquisition of Envoy are filed

        - Report on 8-K filed on August 16, 2000, which the Registrant filed when its name was "Healtheon/WebMD Corporation," pursuant to which the Registrant filed its earnings release for the quarter ended June 30, 2000

        - Report on 8-K filed on August 18, 2000, which the Registrant filed when its name was "Healtheon/WebMD Corporation," pursuant to which the Registrant announced the termination by the Department of Justice of the Hart-Scott-Rodino pre-merger waiting period in connection with the Registrant's proposed acquisitions of Medical Manager and CareInsite

        - Report on Form 8-K filed on September 13, 2000, which the Registrant filed under its current name "WebMD Corporation," pursuant to which the Registrant announced completion of its acquisitions of Medical Manager, CareInsite and OnHealth and attached as exhibits the Tenth Amended and Restated Certificate of Incorporation of the Registrant, as amended, including Certificate of Designations of the Series A Payment-in-Kind Preferred Stock of the Registrant and Certificate of Designations of the Series B Convertible Redeemable Preferred Stock of the Registrant, and the Amended and Restated Bylaws of the Registrant

        - Report on Form 8-K filed on September 28, 2000, which the Registrant filed under its current name "WebMD Corporation," pursuant to which the Registrant announced the approval of an integration plan by its board of directors

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBMD CORPORATION

                                          By:       /s/ ANTHONY VUOLO
                                            ------------------------------------
                                              Anthony Vuolo
                                              Executive Vice President and Chief
                                              Financial Officer

Date: November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
10.1      --  Employment Agreement dated September 8, 2000 between
              Registrant and John L. Westermann III
10.2      --  Letter Agreement dated September 12, 2000 between Registrant and W. Michael Long
10.3      --  Series B Preferred Stock Purchase Warrant, dated as of July
              11, 1997, between the Registrant and W. Michael Long
              (incorporated by reference to Registrant's Registration
              Statement on Form S-8 (No. 333-47250))
10.4      --  2000 Long-Term Incentive Plan (incorporated by reference to
              Exhibit 10.1 to Registrant's Registration Statement on Form
              S-4 (No. 333-39592))
10.5      --  WebMD Corporation Amended and Restated 1998 Employee Stock
              Purchase Plan (incorporated by reference to Registrant's
              Registration Statement on Form S-8 (No. 333-47250))
27.1      --  Financial data schedule (EDGAR only)