Form 10-K
period 2000-12-31
WEBMD CORP /NEW/
filed 2001-04-02
CIK 1009575

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-24975

                               WEBMD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       94-3236644
           (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          669 RIVER DRIVE, CENTER 2                               07407-1361
           ELMWOOD PARK, NEW JERSEY                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

         (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE): (201) 703-3400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $.0001 PER SHARE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $6.50 on March 14, 2001, as reported on the Nasdaq Stock Market's National Market and, for purposes of this computation only, the assumption that Microsoft Corporation, Quintiles Transnational Corp. and all of the registrant's directors and executive officers are affiliates) was approximately $1,824,460,131. As of March 14, 2001, the registrant had outstanding 357,112,937 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS................    1
PART I
  Item 1.    Business....................................................    2
  Item 2.    Properties..................................................   23
  Item 3.    Legal Proceedings...........................................   23
  Item 4.    Submission of Matters to a Vote of Security Holders.........   25

PART II
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   26
  Item 6.    Selected Financial Data.....................................   28
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   29
  Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk........................................................   47
  Item 8.    Financial Statements and Supplementary Data.................   48
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   48

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   49
  Item 11.   Executive Compensation......................................   49
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   49
  Item 13.   Certain Relationships and Related Transactions..............   49

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   50
Signatures...............................................................   51
Financial Statements.....................................................  F-1
Exhibits.................................................................  E-1

WebMD(R) and The Medical Manager(R) are registered trademarks of WebMD or its subsidiaries.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results of operations" beginning on page 37, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

     - the expected benefits from our restructuring and integration efforts not being fully realized or not being realized within the expected time frames

     - the failure to achieve sufficient levels of physician utilization and market acceptance of new services or newly integrated services

     - the inability to successfully deploy new applications or newly integrated applications

     - the inability to attract and retain qualified personnel

     - outcome of pending litigation and claims

     - general economic, business or regulatory conditions affecting the Internet and healthcare communications industries being less favorable than expected.

     These factors and the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results of operations" beginning on page 37 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

GENERAL INFORMATION

     WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol "HLTH" since February 11, 1999.

     Our principal executive offices are located at 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361 and our telephone number is (201) 703-3400.

OVERVIEW OF OUR BUSINESS

     We provide a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers. Our products and services promote administrative efficiency and assist in reducing the cost of healthcare and creating better patient outcomes.

     We have brought together in one company the nation's largest processor of electronic healthcare transactions, leading provider of physician practice management systems and most trafficked healthcare Web site. The integration of these and other businesses acquired by us has been our focus during the past six months. We are well along in the process of eliminating redundancies, integrating operations and rationalizing the product lines, projects and arrangements that were not profitable or strategic to us, as described more fully under "Restructuring and integration" beginning on page 3. We have turned our attention to accelerating the growth of our business, making it profitable and taking advantage of opportunities for cross-selling additional and integrated products and services to existing customers. For a discussion of these efforts, see "Current strategic initiatives" beginning on page 6.

     Our core business encompasses the following products and services:

     - Transaction services. Through our transaction network, we transmit electronic transactions between physicians, pharmacies, dentists, hospitals, laboratory companies, other ancillary providers and payers. We offer value-added solutions designed to increase productivity for both providers and payers, to speed healthcare reimbursements and to improve communications among healthcare participants. From simple point-of-service devices to integrated transaction processing applications and Internet solutions, we offer a full suite of products and services to automate key business and clinical functions.

      -- The electronic transactions that we facilitate include administrative transactions, such as claims submission and status inquiry, eligibility and patient coverage verification, and clinical transactions, such as lab test ordering and reporting of results.

      -- Most of these transactions are conducted by providers using computers, modems and ordinary phone lines to connect to our clearinghouse. Information is typically sent from the provider's billing or practice management system to our clearinghouse, where it is validated for format and completeness then sent to the payer's computer. An increasing number of these transactions are being transmitted via the Internet. In either case, there are important advantages for healthcare participants utilizing electronic transactions over paper transactions: electronic claims reduce costs and are processed more quickly and accurately. We are focused on assisting healthcare participants in increasing the number of electronic transactions and reducing the number of costly paper transactions.

     - Physician services. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications, under The Medical Manager(R) brand. These proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a dynamic healthcare environment.

      -- We are integrating our practice management systems with the transaction services and portal services that we offer, in order to provide integrated transactional capabilities and secure connections between physician offices and other healthcare participants.

      -- We continue to improve our products by working with state-of-the-art technology, such as graphical user interface, wireless devices, Web technology and relational database technology. We are also addressing the current needs of the healthcare industry with our electronic medical records, real-time electronic data interchange, or EDI, and imaging products.

     - Portal services. We offer a variety of online services for consumers, physicians and physician office managers through our Web site, WebMD.com. At this site, consumers can access health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services through WebMD Health. Our communities allow consumers to participate in real-time discussion and support networks over the Internet. Physicians can access daily medical news, continuing medical education courses, medical journals and databases and opportunities to purchase other products and services through WebMD Practice. Physicians and office managers can use our portal to access our Internet-based transaction services through WebMD Office.

      -- In early March 2001, we migrated members of OnHealth's consumer portal to WebMD Health and began the integration of OnHealth's content and interactive tools into WebMD Health.

      -- We distribute our WebMD Health content and services to leading general consumer Internet portals and media distribution partners, including MSN, Excite@Home, Terra Lycos and News Corporation. We also provide content and services to payers' and other healthcare partners' Web sites for use by their affiliated physicians and plan members.

For a more complete description of our transaction, physician and portal services and the solutions that we offer, see "Our products and services" beginning on page 8.

     We are in the process of integrating our transaction services, physician services and portal services into comprehensive solutions that can address the administrative, financial and clinical management needs of physician practices and the needs of payers to have more effective channels of communication to physicians. We believe that by incorporating our solutions into the workflow of the physician office, we will be well-positioned to create significant improvements in the way that information is used by the healthcare system, enabling increased efficiency, better decision-making and, ultimately, higher quality patient care at a lower cost.

RESTRUCTURING AND INTEGRATION

  General

     In November 1999, Healtheon Corporation completed mergers with WebMD, Inc., MedE America Corporation and Greenberg News Networks, Inc., known as Medcast. Following these mergers, Healtheon changed its name to Healtheon/WebMD Corporation. Healtheon/WebMD completed acquisitions of Kinetra LLC and Envoy Corporation in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/WebMD completed mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company and changed its name to WebMD Corporation. For additional information regarding these transactions, see note 2 to the consolidated financial statements in this annual report.

     After the mergers with Medical Manager, CareInsite and OnHealth, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more serve our customers.

     Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. As a result of this process, we are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have already resulted in revisions to some of our strategic relationships, including those discussed below. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring and integration charges.

     In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, employee retention arrangements related to exit activities, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001. For additional information regarding our restructuring and integration efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring and integration charges" on page 33 and note 4 to the consolidated financial statements in this annual report.

  News Corporation

     We revised our strategic relationship with The News Corporation Limited and its affiliates in late December 2000. Under the revised relationship, we retain the right to receive $205 million in domestic media services from News Corporation over ten years and will continue to provide content for use across News Corporation's media properties for the next four years. News Corporation transferred to us its 50% interest in the international joint venture between WebMD and News Corporation and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide international media services. We transferred our interest in The Health Network, a health-focused cable network, to News Corporation. We were relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of our Series A convertible preferred stock, which would have converted into 21,282,645 shares of our common stock. We granted to News Corporation a warrant to acquire 3,000,000 shares of our common stock at an exercise price of $15 per share. Included in our restructuring and integration charge for 2000 is a non-cash charge of approximately $279.0 million as a result of this transaction.

  DuPont

     Also in late December 2000, we agreed to terminate our strategic alliance with E.I. du Pont de Nemours and Company. Under the terminated agreement, it was contemplated that DuPont would provide healthcare content to our consumer and physician portals and would lead the creation of a variety of programs and services for the pharmaceutical industry. In addition, until March 2004 when the agreement would have expired, DuPont would have been obligated to continue to sponsor physician subscriptions to our physician portal and to participate in our portal distribution relationships and would have been entitled to share in revenue generated by our healthcare portals. We are exploring the possibility of future collaboration in the food and nutrition area. In connection with the termination of the existing agreement, DuPont surrendered a portion of its warrant to purchase 6,946,966 shares of our common stock and retained a right to purchase 3,000,000 shares of our common stock at an exercise price of $8.00 per share. Included in our restructuring and integration charge for 2000 is $33.8 million related to the write off of prepaid content and services related to this contractual relationship.

  Microsoft

     On March 22, 2001, we executed a non-binding letter of intent with Microsoft Corporation to revise our strategic relationship, which was originally entered into in May 1999. Under the revised relationship, we will work together with Microsoft to promote WebMD as the primary provider of health programming on MSN and other Microsoft-affiliated Web sites, as well as to promote Microsoft technologies as the core platform for ULTIA, our new wireless handheld solution for physicians. For information about ULTIA, see "Current strategic initiatives -- Release of handheld solution" on page 6. We will also work with Microsoft to enable Intergy, our next-generation practice management system, to run on Windows 2000 and SQL Server 2000. For information about Intergy, see "Our products and services -- Physician services -- Intergy" on page 12.

     As part of the revised relationship:

     - Microsoft will provide performance-based funding tied to the roll-out of ULTIA

     - We will adopt the PocketPC and other Microsoft technologies as our portal and wireless development platform

     - We will make Intergy available to run on Windows 2000 and SQL Server 2000

     - We will transition our WebMD.com portal to certain Microsoft technologies

     - Microsoft has agreed to provide consulting services, support and other resources in connection with these undertakings

     - We will program the majority of the MSN health channel, and will have a majority share of revenue derived from advertising, sponsorship and e-commerce on the MSN health channel site and will no longer pay carriage fees to Microsoft

     - Microsoft will no longer be responsible for funding the sponsorship of subscriptions to our physician portal

     - We will not be required to share with Microsoft revenue generated by physician usage of our healthcare portals.

     The revisions to our relationship with Microsoft are subject to execution of definitive documentation. We cannot provide assurance that definitive agreements will be executed.

  Others

     We have recently revised our relationship with IDX Systems Corporation, a provider of physician practice management systems. IDX has agreed that WebMD will be IDX's provider of electronic claim transactions with commercial payers for physician groups that connect to payers via IDX's eCommerce Services gateway. IDX has also agreed to feature to its customers WebMD's full suite of real-time transaction processing services for commercial payers.

     We are currently well along in the process of negotiating a new arrangement with AOL Time Warner, Inc. to replace the former arrangement between AOL and CareInsite. We are also currently in the process of negotiating new arrangements with Medic Computer Systems, Inc. and others that would replace prior arrangements and better serve the needs of each party. We cannot provide assurance that these negotiations will be successful and, if not successful, we cannot provide assurance that we will be able to have relationships with these parties.

  Disposition of Porex

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex Corporation and related subsidiaries, our plastics and filtration technologies business that we refer to collectively as Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. We expect to complete the disposition later this year. We cannot guarantee that the disposition of this business will be successfully completed in a timely manner, or at all. Accordingly, the proceeds of such disposition may not be available when expected, which may limit our ability to execute strategies important to our company.

     Porex is a leading developer, manufacturer and distributor of porous plastic products, with an operating history exceeding 35 years. Porous plastics are permeable plastic structures having omni-directional interconnecting pores -- that is, porous in all directions to the flow of fluids and gases. These pores allow the plastic to control the flow of liquids and gases by filtering, wicking, venting, diffusing or dispensing them. Porous plastic materials can be molded from several thermoplastic raw materials and are produced by Porex at its own manufacturing facilities as fabricated devices, custom-molded shapes, sheets, tubes or rods depending on application or customer specifications. Porex designs porous plastic components to the specifications of manufacturing customers for incorporation into their products, including water filters for industrial use, plastic vents used in automobile batteries, porous tips or nibs for highlighting pens and colored markers and deodorant and fragrance applicators. Porex also produces finished products in several market areas including life sciences, pneumatics and clinical laboratory markets. These finished products include plastic disposable laboratory products for liquid handling in clinical and diagnostic research, disposable pipette tips and blood serum filters. Porex also develops and manufactures proprietary injection molded medical components and finished medical devices, including components and devices for intravenous drug delivery systems. Porex's surgical products group manufactures surgical implant materials used in plastic and reconstructive surgery.

CURRENT STRATEGIC INITIATIVES

     We are currently focused on continuing to improve connectivity and communication among healthcare providers, payers, patients and suppliers and continuing to increase the percentage of healthcare transactions that are handled electronically, whether through the Internet or other EDI methods. Our goal remains achieving bi-directional, real-time information flows between healthcare providers and payers that are fully integrated into the workflow of the provider. However, our ability to achieve this goal is limited by the current state of the communications infrastructure in most physician offices. In the future, as persistent broadband connections become more widespread, we believe that our ability to deliver coordinated and integrated products and services will provide us with a strong foundation for succeeding in our goals. Our current strategic initiatives are designed to provide a basis for achieving these goals, while also pursuing the near-term goal of increasing usage of, and revenue from, our products and services. Our key current initiatives include:

     - Release of handheld solution. We are currently preparing for the release, in selected geographic areas, of ULTIA, our wireless point-of-care solution. This product combines the power of The Medical Manager software's proven clinical and administrative systems with the convenience of mobile handheld connectivity using a Compaq(R) iPaq(R). From anywhere in the office, healthcare providers will be able to use this wireless local area network, or LAN, device to access information stored within, or to enter data into, The Medical Manager system, giving them instant access at the point of care to:

      -- appointment schedules, hospital rounds information and clinical tasks needing the provider's attention

      -- a user-friendly electronic prescription writer, with integrated drug utilization review and formulary checking, which electronically submits prescriptions to the patient's chosen pharmacy and, at the same time, adds prescription information directly to the patient's electronic medical record in The Medical Manager software, the roll-out of which will occur in connection with the roll-out of ULTIA

      -- electronic lab ordering and reporting of results, available through the provider's Medical Manager system, which can then be viewed using ULTIA

      -- their patients' electronic medical records, including progress notes, medications, lab results, procedure histories and other information and transcribed patient documentation

      -- a fully customized, online encounter form for capturing patient charges, which displays procedure and diagnosis codes in customized checklists and automatically posts charge information to The Medical Manager system

      -- medical content from our physician portal.

      In addition, to the extent wireless Internet access is available, ULTIA will allow providers to securely access The Medical Manager system and the functionalities available in the office through the remote access feature of an integrated portal, as described below.

      We believe that our handheld solution has the potential to improve the way providers deliver care. In addition, we expect that it will help us promote adoption of the transaction and portal services to which it provides access. For example, in connection with the roll-out of our handheld solution, we plan to roll out our online prescription writer and related connectivity services and our integrated portal with remote access capabilities, as described below. It is our intention to pursue similar handheld initiatives with respect to other practice management systems in the future.

      Our March 22, 2001 letter of intent with Microsoft contemplates that Microsoft will provide performance-based funding tied to the roll-out of ULTIA and our new integrated portal services for physicians and will provide consulting services, support and other resources in connection with these undertakings. For additional information regarding our Microsoft relationship, see "Restructuring and integration -- Microsoft" on page 5.

     - Roll-out of integrated physician portal with remote access capabilities. We are preparing to roll out integrated portal services that will allow physicians whose offices use The Medical Manager practice management system and other systems to remotely access, via the Internet, information contained in their office's practice management system. This remote access feature will enable physicians to view in a secure manner information residing on their office-based computer system from any personal computer or other device with a connection to the Internet. We also intend to enable this capability for other practice management systems.

     - Strengthen relationships with pharmaceutical companies. We intend to continue to try to develop stronger relationships with the pharmaceutical industry, both by expanding existing relationships and increasing the base of pharmaceutical companies to which we provide services. Our strategy is to develop the ability to generate fees from communicating clinical messages at the point of care in accordance with patient- and plan-specific guidelines, including messaging regarding formulary compliance and disease management programs. We also intend to partner with pharmaceutical companies who can benefit from sponsoring healthcare content on WebMD.com and our ability to deliver educational materials and other sponsored programs, as well as advertisements, to an online audience with attractive demographic characteristics.

     - Market a single solution for claims processing to providers. We are actively extending the functionality of our clearinghouse and expanding the distribution of these services through direct and indirect channels. The goal of this initiative is to provide a single solution for providers and practice management system vendors for sending claims electronically to government, Blue Cross and Blue Shield and commercial payers. As part of this initiative, we are expanding our connectivity to support a broader set of transaction services to non-commercial payers in key markets as well as improving the functional capability of our claims and accounts receivable management solutions in order to improve the quality and value of our services to both payers and providers. We intend to actively market these expanded services directly to healthcare providers and through our practice management system partners.

     - Utilize our portal services to expand our healthcare partner relationships. We believe that our consumer user base represents an attractive audience to a variety of partners and potential partners who are interested in influencing consumer healthcare decisions. We intend to enable our healthcare partners to take advantage of our portal services and broad online distribution platform to bring patients, members and customers to their brands. We believe our healthcare partners can reduce their costs of acquiring, retaining and servicing their customers by integrating our portal content and services into their existing marketing and customer service efforts.

     We believe that these initiatives will provide additional revenue streams to us and accelerate our achievement of profitability. However, there can be no assurance as to the timing or amount of the financial or other benefits from particular strategies or initiatives, all of which are subject to the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results of operations" beginning on page 37.

OUR PRODUCTS AND SERVICES

     There are many types of transactions, information exchanges and other communications that occur between the various participants in the healthcare industry, including physicians, patients, pharmacies, dentists, hospitals, billing services, commercial insurance companies, pharmacy benefit managers, managed care organizations, state and federal government agencies and others. We offer a comprehensive suite of transaction and information services and technology solutions to healthcare industry participants. These integrated and stand-alone products and services are designed to facilitate transactions, information exchange and communication among healthcare industry participants and to operate on various platforms, including the Internet, private intranets and other networks.

  Transaction services

     Our transaction services include the combined connectivity and transaction services formerly provided by Healtheon, Envoy, Kinetra, MedE America and CareInsite. The customers for our transaction services consist of healthcare providers, such as physicians, pharmacies, dentists and hospitals, and healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmaceutical benefit managers, commercial health insurance companies and managed care organizations. We provide those customers the administrative and clinical connectivity and transaction services described below through an integrated electronic transaction processing system, which includes proprietary software, host computer hardware, network management, switching services and interfaces.

     Most of these transactions are conducted by providers using computers, modems and ordinary phone lines to connect to our clearinghouse. Information is typically sent from the provider's billing or practice management system to the clearinghouse, where it is validated for format and completeness then sent to the payer's computer. An increasing number of these transactions are being transmitted via the Internet.

     We believe that we are an industry leader in our own regulatory compliance practices and that we are well-positioned to assist payers, providers and other healthcare participants with the implementation of their own regulatory compliance practices, including their need to meet the requirements of regulations issued under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA. We will market compliant provider transaction methods and applications, as well as offering our payer customers and other healthcare participants integration tools for transaction translation and data support that can be used to foster their own compliance.

     Medical, pharmacy and dental administrative services. Our administrative services provide connectivity and transaction processing services needed for providers and payers in the healthcare industry to automate key business functions and communicate with each other. Through our clearinghouse, we provide an electronic link, directly and indirectly through other clearinghouses or healthcare information system vendors, using traditional EDI services and Internet-based services, to healthcare providers in the medical, pharmacy and dental markets and to multiple third party payers. Our administrative services include claims submission and status inquiry, eligibility and patient benefit coverage verification, referrals and authorizations, claims data capture and editing, electronic remittance advice, patient billing services, credit and debit card processing and formulary management.

     Our administrative services reduce paperwork and the need for communication by telephone and fax, resulting in costs savings for payers and providers. These services also expedite the reimbursement process, which can result in a lower average number of outstanding accounts receivable days for providers. A further benefit to payers is that they are able to more easily detect fraud and screen for unusual utilization trends. In addition, the availability of online encounter and referral information provides more efficient medical cost management for managed care organizations and networked providers.

     Providers, including physicians, dentists, pharmacies and hospitals, access our transaction services both directly and through their affiliations with integrated delivery networks, clinics and physician practice management companies. Providers initiate transactions using our applications, their practice management systems and other computer systems or networks. Providers submit transactions to us by modem connections using regular telephone lines, using dedicated phone lines and over the Internet. We work with numerous practice management system vendors, clearinghouses and other physician service providers to provide integrated transaction processing between their systems and our clearinghouse. These clearinghouse services are provided through a dedicated network that we maintain consisting of dial-up connections, lines leased from common carriers and computer networks.

     We maintain direct connections with many healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, commercial insurance companies and managed care organizations. These direct connections typically consist of dedicated networks between the payer and our clearinghouse. Most transactions are currently transmitted to the payers using our proprietary software and dedicated telephone lines, with an increasing number of transactions transmitted via the Internet.

     Providers can use our services to verify patient enrollment and eligibility and to obtain authorization for services from payers and for approval of referrals to other providers at the point of care. Providers can submit real-time or batch claims to us for processing and reimbursement by payers and inquire as to the status of claims previously submitted. Batch claims are collected throughout the day and submitted to us in bulk, which we then sort, format and edit to meet a particular payer's requirements before transmission to the payer. Providers can receive electronic remittance advice which provides payer payment information and an explanation of the settlement of a related claim. We also offer automated patient billing services to providers that include electronic data transmission and formatting, statement printing and mailing services.

     A standard administrative pharmacy transaction consists of the inquiry, by the pharmacy, through a point-of-service terminal or personal computer terminal, to determine whether the patient is covered by a benefit program. After eligibility is confirmed, the claim is settled and the payer transmits to the pharmacy the amount and timing of the pending payment.

     Lab ordering and reporting services. We provide clinical lab ordering and reporting services through dedicated terminals and teleprinters and through Internet-based products. These products support the ordering of clinical tests and the reporting of test results between providers and labs.

     Prescription writing services. We plan to provide services to support this functionality for our handheld point-of-care solution. We have completed a pilot roll-out of our prescription writing services, which include prescription writing and routing, drug utilization review, including drug interaction screening, and access to formularies.

     Launch of WebMD Office. Through our recently launched WebMD Office Internet-based service, accessible through WebMD.com, office staff in all provider settings can access our Internet-based transaction services. In February 2001, we began to migrate our office staff users to WebMD Office. WebMD Office is intended to replace all other Internet-based transaction services previously offered by us.

  Physician services

     We provide comprehensive physician practice management information systems to physician organizations and other providers of healthcare services in the United States. We develop, market and support The Medical Manager(R) practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The system has been implemented in a wide variety of practice settings from small physician groups to large clinics. These proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a constantly changing healthcare environment. We are currently preparing for the release, in selected geographic areas, of ULTIA, our wireless handheld solution. We expect that providers will be able to use ULTIA to access their Medical Manager systems, as described more fully under "Current strategic initiatives -- Release of handheld solution" on page 6.

     The Medical Manager software is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager software is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager system is designed to operate on a wide range of the hardware platforms used by small, medium and large sized practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while minimizing the need for capital investments.

     The Medical Manager system provides physician practices with a broad range of patient care and practice management features, including:

     Core Application. The Medical Manager Core Application includes base financial, clinical and practice management functions.

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 The Medical Manager Software                      - Provides accounts receivable, insurance billing,
                                                     basic appointment scheduling and recalls,
                                                     clinical history, financial history, referral of
                                                     physician information, encounter form tracking,
                                                     e-mail, office notes, hospital rounds and over
                                                     150 standard reports
 MMClient                                          - A Graphical User Interface/Windows(R)-based
                                                     Ultra-Thin Client user interface to The Medical
                                                     Manager software connecting to either a Windows
                                                     2000/NT(R) or a UNIX server

     Office Management. The Medical Manager Office Management application automates the essential administrative tasks of a physician practice.

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 Automated Collections                             - Maintains notes, promise to pay dates, budget
                                                     payments, next action to be taken indicators and
                                                     prints collection letters
                                                   - Automates "tickler" system to alert the user
                                                     when an account needs attention
 Chart and X-Ray Locator                           - Tracks the location of a patient's medical and
                                                     X-ray charts
 Advanced Billing                                  - Handles sophisticated billing needs
 Custom Report Writer                              - Provides access to all data elements of The
                                                     Medical Manager software
                                                   - Allows for the creation of user defined custom
                                                     reports
 Multiple Resource Scheduling                      - Includes multi-resource display, search and
                                                     posting of scheduled appointments; coordinates
                                                     the utilization of exam rooms and equipment and
                                                     schedules of teams of physicians, nurses,
                                                     therapists and others whose services are needed
                                                     within a specific time sequence

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 Patient Flow Tracking                             - Allows patient encounters to be tracked from the
                                                     time the patient makes the appointment, through
                                                     encounters in the waiting room, examination
                                                     rooms, labs and other areas
 Case Management System                            - Tracks all clinical events related to a specific
                                                     case
 Laser Form Generator                              - Encounter forms, prescriptions, insurance forms,
                                                     patient bills and statements, referrals,
                                                     letterheads and other forms can be printed
 Patient Advisory System                           - Allows the practice to locate and print patient
                                                     education sheets on a variety of topics spanning
                                                     many different medical specialties

     Managed Care Applications. Managed Care Applications allow physicians to contain costs and deliver a higher quality of care in capitated environments.

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 Managed Care                                      - In addition to the managed care features offered
                                                     in the base system, supports the full functions
                                                     required to track incoming as well as outgoing
                                                     referrals to facilities and specialists
 Claims Adjudication                               - Fully integrated with the Managed Care module,
                                                     provides full risk management capabilities,
                                                     including the processing of received claims,
                                                     comparing the claim against authorized services
                                                     to determine amounts due, generating checks for
                                                     payments and producing an Explanation of
                                                     Benefits

     Clinical Applications. The Medical Manager Clinical Applications provide fully integrated components of a patient's medical record that contain the functionality and knowledge bases required in today's practices.

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 OmniChart                                         - Enables the practice to create and maintain a
                                                     patient's medical record using the laboratory
                                                     interface module, prescription writer, view
                                                     patient chart, clinical task manager and the
                                                     transcription management system
 OmniDoc                                           - Automates the documentation of a patient
                                                     encounter at the point of care by allowing a
                                                     provider to easily generate progress notes using
                                                     the Medcin(R) knowledge base, eliminating the
                                                     need for dictation and transcription
 Quality Care Guidelines                           - Automates the process of tracking both the
                                                     curative and preventive services the practice
                                                     has specified that it wishes to perform

---------------------------------------------------------------------------------------------------------
                    PRODUCT                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------
 Document and Image Management System              - Allows a practice to organize and store forms
                                                     and documents as images, and to instantly
                                                     retrieve these images and associated image
                                                     information to the screen as part of the
                                                     patient's medical record
 DIM(DX)                                           - The diagnostic version of the Document and Image
                                                     Management System, allows a practice to organize
                                                     and store X-rays and other diagnostic images, as
                                                     well as forms and documents, as images and to
                                                     instantly retrieve these images to the screen as
                                                     part of the patient's medical record

     Electronic Connectivity. The Medical Manager supports, and can be integrated with, our transaction services as well as similar services from other connectivity providers. Using The Medical Manager system, providers can generate reports regarding electronically submitted claims that have been accepted or rejected.

     Other Medical Manager products. We offer several other Medical Manager products, the functionality of which has been customized to the following specialty markets: radiology vertical market, public health and community health vertical market and the family planning vertical market.

     Other practice management systems. Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems with smaller user bases. We currently maintain these other systems and provide periodic updates to the users of these systems.

     Intergy. We are currently in the last stages of developing Intergy, our new physician practice management system. Designed from the ground up, Intergy combines a graphical user interface, or GUI, and a relational database environment with advanced Web-enabled technology to address the current needs of healthcare providers for administrative and clinical solutions. Intergy has been designed to provide a user-friendly environment with data storage capacity that will easily accommodate the largest of our installations. We intend to continue to develop and support The Medical Manager system following the release of Intergy.

  Portal services

     Our Web site, WebMD.com, offers a single destination for the exchange of healthcare information and supports a broad range of healthcare transactions delivered over our secure, Internet-based platform. WebMD.com provides access to a free healthcare portal for consumers through WebMD Health and fee-based services for healthcare professionals through WebMD Practice.

     WebMD Health. Our consumer portal, WebMD Health, provides consumers with health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services. Our communities allow consumers to participate in real-time discussion and support networks over the Internet. Consumers have free online access to multiple areas on WebMD Health, including:

-------------------------------------------------------------------------------------------------------------------
               CONTENT OR SERVICE                                            FEATURES
-------------------------------------------------------------------------------------------------------------------
 WebMD today                                       - Offers proprietary, medically reviewed health and wellness news articles written daily by our staff of journalists
 WebMD live events                                 - Offers daily scheduled live chat events, including audio and video Webcasts, with healthcare experts and celebrity
                                                     guests discussing relevant health issues, with archives
                                                     from each event added to our searchable database
 Medical information                               - Allows consumers to research current information relating to diseases and common health conditions
                                                   - Provides searchable access to easy-to-read content, in our medical library, including:
                                                     -- articles in our self-care advisor
                                                     -- drug and herb references from leading publications,
                                                        including Physician's Desk Reference(R)
                                                     -- clinical trials and research study information
                                                     -- an overview of health topics currently in the news
                                                     -- our ask our experts service, where consumers can post
                                                        their health questions for experts
                                                     -- a medical encyclopedia
                                                     -- a patient's guide to medical tests
                                                     -- health topics A-Z, an alphabetical listing of articles
                                                        on specific health conditions and concerns
                                                     -- interactive, illustrated presentations that explain
                                                        common health conditions and diseases
 Member services                                   - Provides access to over 50 support communities allowing
                                                     consumers to share experiences and exchange information
                                                     with other members who share their health condition or
                                                     concern
                                                   - Provides access to chat rooms, message boards and posted member columns focused on chronic health conditions and
                                                     relevant health topics
 Health and wellness                               - Offers access to content covering various wellness topics, including diet and nutrition, alternative medicine and
                                                     emotional wellness
                                                   - Provides parenting and pregnancy news and information

-------------------------------------------------------------------------------------------------------------------
               CONTENT OR SERVICE                                            FEATURES
-------------------------------------------------------------------------------------------------------------------
                                                   - Offers access to various programs developed by Dr. Dean
                                                     Ornish related to nutrition, exercise, stress management
                                                     and relationship information
                                                   - Offers access to information relating to recreational
                                                     fitness activities and sports medicine topics
 Find a physician and health plan                  - Allows consumers to search for a physician, dentist or
                                                     mammography or maternity center in their area
                                                   - Allows consumers to research features of their health plan
 Health-E-Tools                                    - Provides access to over 80 interactive calculators,
                                                     quizzes and slide shows to assess or demonstrate health
                                                     topics, including an immunization planner, health risk
                                                     appraisal, diet and fitness journal, body mass index,
                                                     calorie counter and target heart rate calculator
 Shopping                                          - Allows consumers access through our online e-commerce
                                                     strategic partners to:
                                                     -- fill pharmacy prescriptions and purchase a wide
                                                        range of health, beauty and wellness products
                                                     -- purchase sports and fitness equipment
 MyHealthRecord                                    - Allows members to establish and maintain a private record of their family's health in a single, secure place
                                                   - Allows members to print out health reports and medical
                                                     emergency identification cards for their family
 E-Newsletters                                     - Allows consumers to receive personalized e-mail
                                                     newsletters on general health-related subjects and topics
                                                     targeted to their health concerns

     WebMD Practice. Our healthcare provider portal, WebMD Practice, offers physicians, clinicians and physician office staff online access to daily medical news, medical reference information, continuing medical education, tools for creating customized practice Web sites and opportunities to purchase other products and services. In addition, physicians and their office managers can, for additional transaction or monthly fees, access our Internet-based administrative transaction services through WebMD Office, as well as clinical lab and information services and dictation and transcription services.

     We are preparing to roll out remote access capabilities that will allow physicians whose offices use The Medical Manager practice management system to remotely access, via the Internet, information contained in their office's practice management system through our physician portal. This feature will enable physicians to view in a secure manner information residing on their office-based computer system from any personal computer or other device with a connection to the Internet. We intend to enable this capability for other practice management systems in the future.

     WebMD Practice provides online access to multiple areas, including:

-------------------------------------------------------------------------------------------------------------------
               CONTENT OR SERVICE                                            FEATURES
-------------------------------------------------------------------------------------------------------------------
 Medical news                                      - Provides original, daily medical news stories written by our staff of journalists and reviewed by our staff of
                                                     physicians, as well as reports on business aspects of
                                                     practice management and summaries of current consumer
                                                     health issues of interest to patients
                                                   - Allows physicians to access news and information relevant to their specialty area
 Continuing medical education, or CME              - Provides access to accredited CME courses, free of charge and fee-based, in a variety of specialty areas and allows
                                                     physicians to track their CME credits against state and
                                                     association requirements
 Medical community                                 - Provides access to information from over 50 medical,
                                                     educational and government associations and organizations
                                                     and links to other useful Web sites
                                                   - Provides information on the latest medical meetings
 Medical library                                   - Provides searchable access to comprehensive medical
                                                     journals and newsletters from well-recognized sources,
                                                     including:
                                                     -- over 9 million abstracts from medical journals
                                                        available in the National Library of Medicine's
                                                        MEDLINE database
                                                     -- Clinical Pharmacology drug database
                                                     -- a medical dictionary
                                                   - Provides access to current disease-specific information
                                                     about diagnoses and treatment
                                                   - Offers access to articles from medical experts in question and answer format
 For your patients                                 - Provides access to patient education databases and
                                                     interactive, illustrated patient presentations that
                                                     explain common health conditions and diseases
 Office tools                                      - Allows practices to create their own customized Web site, including practice information such as office hours and
                                                     location, telephone number, medical specialty, types of
                                                     health plans accepted, hospital affiliations and a link to
                                                     WebMD Health patient education information
 Purchasing                                        - Provides online access to ordering of medical and surgical supplies
                                                   - Provides convenient access to technology services and
                                                     other e-commerce options
 Secure mail                                       - Allows physicians to send and receive e-mail, including
                                                     sending encrypted messages to other WebMD Practice
                                                     subscribers
                                                   - Supports other optional WebMD Practice services, including clinical information services

     Based on the revisions to our relationship with Microsoft contemplated in the March 22, 2001 non-binding letter of intent, which will not include funding for sponsorship of subscriptions to WebMD Practice, as well as the earlier termination of DuPont's funding for physician subscriptions, we expect that we will no longer seek to charge a subscription fee for use of our physician portal. Instead, we plan to allow physicians access, through our portal, without charge to our content and to a group of basic services, while charging for usage of optional or premium services.

     Other features of WebMD.com. WebMD.com allows physicians and consumers to personalize their home page to deliver content and services relevant to them. It also provides physicians and consumers with access to content provided by some of our strategic partners and sponsors. This content is identified as sponsored content so our users will not confuse it with our other content.

     Our editorial, design and production team, currently consisting of approximately 50 individuals, includes board-certified physicians, Masters and Ph.D. level medical editors, award-winning journalists, medical illustrators and community moderators who produce our original, daily medical news. Our national news center in Atlanta, Georgia, with a bureau located in the National Press Building in Washington, D.C., is a press-credentialed news organization. We have assembled a health advisory board, which consists of expert representatives from different specialties, who advise us on current news and content topics.

     Revenue opportunities. Our Web site provides opportunities to generate revenue from multiple sources, including:

     - Advertising fees. We generally sell advertising based on the number of impressions received by the advertisement and its position on our Web site. We may also exchange advertising space on our Web site for advertising space or other products and services from business partners.

     - Sponsorship fees. Companies can sponsor specific pages or sections of our Web site, all of which are clearly labeled as sourced from or sponsored by the specific sponsor. Sponsorship arrangements are designed to support broad marketing objectives, such as brand awareness and product introductions. Sponsorships are generally sold for a longer term than online advertising placements and are sold based on duration, portion of the Web site sponsored and number of impressions delivered.

     - Content syndication and distribution. We develop, host and provide a majority of the content for health channels of our general consumer portal partners, including MSN, Excite@Home and Terra Lycos. We generally share advertising, sponsorship and e-commerce fees generated on these co-branded sites with our strategic partners. In addition, our portal partners generally agree to provide a joint credit promoting our content on the health channels. We also license our proprietary content and interactive tools to a variety of third party Web sites.

     - E-commerce transactions. We facilitate e-commerce transactions through our Web site and, for doing so, typically receive a portion of the revenues that are generated. Visitors to our Web site can access products and services provided by our strategic partners and other vendors in numerous locations throughout the site.

     - Carriage fees. We distribute content and services of our strategic partners within our Web site and within the consumer portal Web sites that we have the right to program. In some cases, we receive carriage fees for doing so, generally as advances against our share of the advertising and/or e-commerce revenues generated by the specific content or services.

     We believe that our advertising, sponsorship and syndication relationships with participants in the healthcare industry also foster our ability to develop broader relationships that can assist us in our efforts to develop, deploy and increase utilization levels of our other products and services.

SALES AND MARKETING

     We market our products and services through direct sales contacts, participation in trade shows, articles in industry publications and advertisement, both online and offline. Our national sales force targets potential customers in each market segment by region. We support our sales force with technical and sales support personnel. As of December 31, 2000, excluding Porex employees, we employed approximately 2,900 people in sales and marketing, including technical and sales support personnel. Our Medical Manager products and services are sold nationally both by our direct sales force and by a network of approximately 110 independent dealers of The Medical Manager system.

DEVELOPMENT AND ENGINEERING

     We have developed internally and acquired through acquisitions our applications and services. As of December 31, 2000, we employed approximately 700 people in development and engineering. Our development and engineering expense totaled $58.8 million in 2000, $29.7 million in 1999 and $19.0 million in 1998.

     The markets for our products and services are characterized by rapid change and technological advances. Our future success will depend, in part, upon our ability to enhance our existing products and services, to respond effectively to technological changes, and to introduce new and newly integrated applications and technologies that address the changing needs of our customers. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced development personnel. However, we cannot provide assurance that we will be able to successfully complete the development of new products or services, enhancements to existing products or services or the migration of products and services to new platforms. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products, services or technologies noncompetitive or obsolete.

COMPETITION

     The markets in which we operate are intensely competitive, continually evolving and subject to rapid technological change. We have many competitors, including:

     - healthcare information system vendors, including physician practice management system vendors

     - transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax

     - large information technology consulting service providers

     - online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally

     - consortiums of health insurance companies and of pharmacy benefit managers that have announced that they are developing Web-based transaction services for use by their members and other potential customers

     - publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish Web sites

     - general purpose consumer online services and portals and other high-traffic Web sites which provide access to healthcare-related content and services

     - public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

     We also compete, in some cases, with alliances formed by the above competitors, including alliances that are intended to allow the participants to pursue a strategy similar to our strategy of integrating transaction processing capabilities and portal services with physician practice management systems. Major software and information systems companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of our solutions, including wireless handheld solutions that will compete with ULTIA. In addition, some of our existing payer and provider customers and some of our strategic partners may also compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations.

     Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

GOVERNMENT REGULATION

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

  HIPAA administrative simplification

     Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with two of the five recently published in final form. The two rules published in final form are Standards for Electronic Transactions, published August 17, 2000, and Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. The HIPAA rules provide that each is effective 60 days following publication in final form, with compliance required for healthcare providers, healthcare clearinghouses and large health plans two years following the effective date. Small health plans are given an additional year to comply. These rules apply to certain of our operations as well as the operations of many of our customers. Compliance with these final rules will be costly and could require complex changes in our systems. The Bush administration has established an additional period for public comment on the privacy regulation, and may revise the requirements and/or delay their effective date.

  HIPAA transaction standards

     The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. This rule establishes format standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include health claims, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these eight health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

     The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. We intend to comply with the transaction standards by their compliance date. This compliance may require costly modifications to some of our systems, products and services. We believe that we are well-positioned to effectuate these changes and to facilitate compliance efforts of our customers and strategic partners. However, there can be no assurance that we or our customers or strategic partners will be able to do so or that we will be able to take advantage of any business opportunities that implementation of the transaction standards may provide to us.

  Other regulation of transaction services

     Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

  HIPAA privacy standards

     The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. Due to a technical error in the delivery of the privacy standards rule to Congress, the effective date has been delayed until April 14, 2001, which also extends the compliance date for most entities to April 14, 2003. Also, on February 28, 2001, the final privacy standards rule was converted to a final rule with request for comments to permit public comment for a limited period before the rule becomes effective. This comment period could result in changes to the final rule, including further changes to its effective date or compliance date. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual consents in some cases, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our platform and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenues from the provision of de-identified information to third parties.

  Other regulation regarding confidentiality and privacy of patient information

     Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in all cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. The definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differs and sometimes is not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business.

  International data regulation

     Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for our international operations, impose additional operations requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

  Consumer protection regulation

     The Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations regarding these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

  Regulation of healthcare relationships

     There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business.

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

  Regulation by the U.S. Food and Drug Administration

     The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. For example, Medical Manager Health Systems is distributing in the U.S. a medical image management device, referred to herein as the "image device," which was granted clearance by the FDA on August 25, 2000, and is manufactured by Medical Manager Health Systems in accordance with specifications set forth in the cleared 510(k) application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the image device and is marketing the interface and the image device as the DIMDX System. We believe that the addition of our practice management system to the image device does not change the image device's intended use or significantly change the safety or efficacy of the product to the extent that a new 510(k) application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software or other of our software or hardware components could in the future become subject to some or all of the above requirements. Except with respect to Medical Manager Health Systems and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

     The FDA also regulates pharmaceuticals, including the regulation of pharmaceutical advertisements or descriptions posted on a Web site or delivered electronically to physicians or consumers. Many of our advertisers are pharmaceutical companies and the content of their ads is subject to FDA scrutiny and regulation. We have attempted to disclaim responsibility for the content of these ads and to keep the FDA compliance burden squarely on our advertisers. We cannot guarantee that the FDA will not hold us also responsible in some way for this compliance, which could adversely affect or restrict our relationships with our advertisers.

  Medical professional regulation

     The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We provide Web site capabilities for our physician customers. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician's use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

INTELLECTUAL PROPERTY

     We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect our intellectual property.

     We use several trademarks in the U.S. and internationally, including "WebMD," "Web-MD," "The Medical Manager," "Digital Office Manager," "MMClient" and "MMWin." We use numerous other registered and unregistered trademarks and service marks for our various products and services in the U.S. and internationally. We have applied for federal registration of several of our service marks, including "Health has a Home Page," "WebMD Practice," "WebMD Health," "Healtheon," "WebMD OnCall," "OmniDoc," "OmniChart," "OmniPresence," "ULTIA" and "Intergy," among others, and logos for our Intergy product. We have also applied for registration of several of our trademarks and service marks, including "WebMD" and "Health has a Home Page," among others, in numerous foreign jurisdictions. We cannot guarantee that any of those applications will mature into registrations. In jurisdictions where trademark rights are acquired by the first to register the mark with the relevant governmental authority or where common law rights are acquired by being the first entity to adopt, use and continue to use a particular mark in connection with particular goods or services, we may be unable to obtain superior trademark rights. In addition to our trademark registrations and applications, we have registered the domain name "webmd.com" and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks and domain names adequately would hurt us in establishing and maintaining our brand.

     We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software and healthcare content used on our WebMD.com Web site, as well as various products incorporated into our physician practice management systems. These third party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license a majority of our content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of licensed content.

     The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unavailable or limited in many foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that competitors or others will adopt product or service names similar to our names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Moreover, because domain names derive value from the individual's ability to remember such names, our domain name will lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. Our inability to protect our marks and domain names adequately would hurt our ability to establish our brand. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

     Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third party infringement claims as the number of competitors in our industry grows and the functionality of products overlaps. Although we believe that our products do not infringe on the intellectual property rights of others, we cannot provide assurance that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

     We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there have been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any that would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

EMPLOYEES

     As of December 31, 2000, we had approximately 4,700 employees, excluding Porex employees. We also employed, as of December 31, 2000, approximately 180 independent contractors. In connection with our restructuring and integration efforts, approximately 1,100 employees were identified and notified of termination during 2000, principally as a result of eliminating duplicate functions resulting from acquisitions.

ITEM 2.  PROPERTIES

     Our corporate headquarters relocated from Atlanta, Georgia to Elmwood Park, New Jersey in January 2001. We lease our Elmwood Park offices, which consist of approximately 40,000 square feet of space, under a lease that expires in March 2006.

     We own or lease additional facilities in Nashville, Tennessee for our primary data and call centers, in Santa Clara, California and Alachua, Florida for our development and engineering operations and in New York, New York, Atlanta, Georgia and Mountain View, California for sales, marketing and customer support. We currently lease 159 additional locations throughout the U.S. and own 14 facilities.

     In connection with our restructuring and integration efforts, we intend to further consolidate facilities, including consolidating 13 data centers into two, nine call centers into one and various sales offices nationwide. For additional information on costs associated with our facilities integration, see note 4 to the consolidated financial statements contained in this annual report.

     We believe that our existing facilities and offices are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

  Porex Mammary Implant Litigation

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. Porex distributed implants manufactured by Koken, a Japanese company. These actions were brought in various federal and state courts around the country. One action, Donna L. Turner v. Porex Technologies Corporation, et al., was originally filed as a class action, but the class claims were dismissed in 1999 and the remainder of the case was settled. The typical case or claim alleges that the individual's implants caused one or more of a wide range of ailments. These implant cases and claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. We do not have sufficient information to evaluate each case and claim.

     Some of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, a number of claims have been settled by the manufacturer of the implants or by the insurance carriers of Porex without material cost to Porex. As of March 21, 2001, 20 actions and 37 out-of-court claims were pending against Porex. During calendar year 2000, there were two implant-related claims made against Porex by individuals as compared with 39 claims during calendar year 1999 and nine claims during calendar year 1998.

     We believe that Porex's existing insurance coverage should provide adequate coverage against the amount of liabilities that could reasonably be expected to result from actions or claims arising out of

Porex's distribution of implants. However, we cannot provide assurance that particular cases and claims will not lead to liability that is greater than expected based on Porex's prior experience. If so, Porex's liability could exceed the amount of its insurance coverage. Furthermore, Porex's insurance coverage may not provide coverage, in whole or in part, to the extent that certain of such actions and claims seek punitive or compensatory damages arising out of alleged intentional torts.

  Envoy Securities Litigation

     Envoy and some of its officers were named as defendants in three identical lawsuits filed in the United States District Court for the Middle District of Tennessee, Nashville Division. The plaintiff in each of these lawsuits purported to represent a class of persons who purchased the securities of Envoy during the class period from February 12, 1997 through August 18, 1998. In these three original complaints, the plaintiffs sued the defendants for violations of the federal securities laws. The District Court ordered the three cases consolidated under the caption In re Envoy Corporation Securities Litigation, and on December 28, 1998, the plaintiffs, pursuant to the district court's consolidation orders, filed a consolidated class action complaint. The consolidated complaint reasserted the federal securities law claims and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation.

     Plaintiffs allege that the defendants made material misrepresentations and omissions in Envoy's public filings and public statements concerning Envoy's financial statements and Envoy's accounting for some charges taken in connection with acquisitions. Plaintiffs allege that, as a result of defendants' alleged actions, Envoy's reported earnings during the class period were overstated and the price for Envoy's common stock was artificially inflated. Plaintiffs seek recovery of an unspecified sum in damages on behalf of persons who allegedly purchased Envoy's stock at allegedly inflated prices.

     On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs' claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the court dismissed the consolidated complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. On May 31, 2000, defendants filed a motion to dismiss the amended consolidated complaint. The court on February 2, 2001 entered an order denying in part and granting in part defendants' motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to defendants Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants. The Agreement and Plan of Merger among Healtheon/WebMD, Pine Merger Corp., Envoy, Quintiles, and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify us with respect to this litigation.

  Ehlert v. Singer, et al.

     This lawsuit was filed against Medical Manager Health Systems, which became our subsidiary upon Medical Manager's merger with us in September 2000, and some of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of Medical Manager Health Systems' issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. Medical Manager Health Systems moved to dismiss the amended complaint and the court ruled in favor of that motion. Plaintiffs have appealed this dismissal to the Court of Appeals for the 11th Circuit. The oral argument for the appeal was held in November 2000, but no decision has been issued by the court of appeals. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses.

  Quintiles v. WebMD

     Quintiles and WebMD entered into a Data Rights Agreement in connection with the acquisition of Envoy by WebMD from Quintiles in May 2000. Under the Data Rights Agreement, WebMD provided certain data to Quintiles through Envoy, which Quintiles used to provide market research and related products and services to third parties. On February 23, 2001, WebMD provided notice to Quintiles that WebMD's subsidiary Envoy, which provides electronic transaction services for the healthcare industry, would be temporarily suspending the provision of data under the Data Rights Agreement between the parties. The suspension was in accordance with provisions of the Data Rights Agreement that permit such suspension if WebMD reasonably believes that providing the data would violate applicable law. In accordance with procedures set forth in the Data Rights Agreement between the parties, WebMD intended to suspend sending such data to Quintiles until such time as Quintiles performed its obligations under the Data Rights Agreement.

     On Sunday, February 25, 2001, Quintiles filed an action for breach of contract seeking temporary and permanent injunctive relief and unspecified damages, and obtained an ex parte Temporary Restraining Order from the Superior Court of Wake County, North Carolina, requiring WebMD to continue to provide data to Quintiles. WebMD removed the action to the United States District Court for the Eastern District of North Carolina. On March 13, 2001, the District Court entered an order continuing the state court temporary restraining order. In the course of this litigation, WebMD presented opinions of counsel that the transmission of data pursuant to the Data Rights Agreement violated certain state privacy laws. Quintiles disputed these legal interpretations. Thereafter, the access specifications pursuant to which data is transmitted to Quintiles were modified to further de-identify patient information. In addition, Quintiles provided to WebMD opinions of counsel that applicable state privacy laws would not be violated by transmission of data pursuant to the modified access specifications, together with a proposed undertaking of indemnification by Quintiles in favor of WebMD, and certifications that the patient information contained in its existing databases had been de-identified consistent with the recently modified access specifications. Because determinations whether data has been sufficiently de-identified depend on complex factual and statistical analyses, the opinions presented by Quintiles relied on fact-intensive analyses prepared by statisticians and others.

     A further hearing was conducted by the District Court on March 15, 2001, and on March 16, 2001, the District Court ordered WebMD to continue to provide data to Quintiles in the form represented to the court during the March 15, 2001 hearing. That form reflected the recently modified access specifications. On March 21, 2001, the District Court entered an order continuing in effect the injunction. Currently, WebMD is providing data to Quintiles pursuant to this order. We are currently engaged in settlement discussions with Quintiles. However, we cannot provide assurances that a settlement will be reached. If a settlement is not reached, we expect to seek appellate review, by the Fourth Circuit Court of Appeals, of the District Court's order.

  InfoCure Corporation v. WebMD and Envoy

     On March 8, 2001, InfoCure Corporation filed a complaint against WebMD and Envoy in the Superior Court of the County of Fulton in the State of Georgia. The complaint asserts, among other things, that WebMD has breached its marketing agreement with InfoCure by withholding certain rebates owed to InfoCure, by failing to perform certain services and by soliciting InfoCure's customers. The complaint seeks damages in excess of $46.5 million. WebMD believes that InfoCure's positions are without merit and intends to vigorously defend against the complaint.

  Other legal proceedings

     In the normal course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol "HLTH" since February 11, 1999.

     The high and low closing prices for each quarterly period during the last two fiscal years are as follows:

                                                               HIGH      LOW
                                                              -------   ------
1999
  First quarter (beginning February 11, 1999)                 $ 49.38   $21.75
  Second quarter............................................   105.00    39.94
  Third quarter.............................................    77.63    30.06
  Fourth quarter............................................    51.50    31.50
2000
  First quarter.............................................  $ 71.06   $23.00
  Second quarter............................................    29.19    12.56
  Third quarter.............................................    18.25    11.25
  Fourth quarter............................................    14.94     5.50

     On March 14, 2001, there were 5,344 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things:

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

     - developments in pending litigation and claims

     - sales of large amounts of our common stock

     - changes in market conditions in the Internet and healthcare industries

     - changes in prospects for healthcare reform

     - changes in general economic conditions

     - fluctuations in the securities markets in general.

     In addition, the market prices of Internet and healthcare information technology stocks in general, and of our common stock in particular, have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated or disproportionate to the operating performance of these companies.

Any negative change in the public's perception of the prospects of these companies, as well as other broad market and industry factors, may result in decreases in the price of our common stock.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to us, litigation would be expensive and would divert management's attention.

     We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations. Our Series B convertible redeemable preferred stock pays no annual dividend and shares in any dividends paid on the common stock on an as if converted into common stock basis.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report. Our financial information presented reflects our combined financial position and results of operations with ActaMed Corporation for all dates and periods presented, reflects the results of operations for WebMD, Inc., MedE America and Medcast from the closing date of these mergers, November 12, 1999 forward, for Kinetra from the closing date of January 31, 2000 forward, for Envoy from the closing date of May 26, 2000 forward, and for Medical Manager, CareInsite and OnHeath from the closing date of September 12, 2000 forward. All of these acquisitions were accounted for as purchases, except for ActaMed, which was accounted for as a pooling of interests. The consolidated statements of operations data for the three-year period ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of operations data for the two-year period ended December 31, 1997 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from, and are qualified by reference to, audited consolidated financial statements that are not included in this report.

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        2000         1999        1998       1997       1996
                                                     -----------   ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATION DATA:
Revenue............................................  $   517,153   $ 102,149   $ 48,838   $ 13,390   $ 11,013
Costs and expenses:
  Cost of operations...............................      383,565      88,576     43,014     10,446      6,669
  Development and engineering......................       58,788      29,669     19,002     12,267      8,332
  Sales, marketing, general and administrative.....      530,927      82,315     25,605     12,966     10,948
  Depreciation, amortization and other.............    2,186,986     193,067     16,055      6,004      4,153
  Restructuring and integration charge.............      452,919          --         --         --         --
  Loss on investments..............................       39,602          --         --         --         --
  Interest income, net.............................       50,026       3,486        790        288        483
                                                     -----------   ---------   --------   --------   --------
Net loss...........................................  $(3,085,608)  $(287,992)  $(54,048)  $(28,005)  $(18,606)
                                                     ===========   =========   ========   ========   ========
Basic and diluted net loss per common share........  $    (12.61)  $   (3.58)  $  (1.54)  $  (3.88)  $  (2.83)
                                                     ===========   =========   ========   ========   ========
Weighted-average shares outstanding used in
  computing basic and diluted net loss per common
  share............................................      244,688      80,367     34,987      7,223      6,583
                                                     ===========   =========   ========   ========   ========

                                                                        AS OF DECEMBER 31,
                                                     --------------------------------------------------------
                                                        2000         1999        1998       1997       1996
                                                     -----------   ---------   --------   --------   --------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments......................................  $   490,797   $ 291,286   $ 36,817   $ 21,804   $  7,539
Working capital....................................      606,247     216,304     27,934     14,790      2,505
Total assets.......................................    8,455,631   4,123,668     79,940     53,747     34,407
Long-term obligations, net of current portion......       15,260       2,695      2,984        932      1,210
Convertible redeemable preferred stock.............       10,000          --         --     50,948     39,578
Convertible preferred stock........................      710,746          --         --         --         --
Stockholders' equity (net capital deficiency)......    8,091,985   3,973,672     59,413     (9,930)   (14,553)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol "HLTH" since February 11, 1999. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America and Medcast. Following these mergers, Healtheon changed its name to Healtheon/WebMD Corporation. Healtheon/WebMD completed acquisitions of Kinetra and Envoy in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/WebMD completed mergers with Medical Manager, CareInsite and OnHealth and changed its name to WebMD Corporation.

     As a result of the completion of these transactions, our core business encompasses the following products and services:

     - Transaction services. We offer value-added solutions designed to increase productivity for both providers and payers, to speed healthcare reimbursements and to improve communications among healthcare participants. From simple point-of-service devices to fully integrated transaction processing applications and Internet solutions, we offer a full suite of products and services to automate key business and clinical functions.

     - Physician services. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications, under The Medical Manager(R) brand.

     - Portal services. We offer a variety of online services for consumers, physicians and physician office managers through our Web site, WebMD.com.

     After the mergers with Medical Manager, CareInsite and OnHealth, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

     Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability, and impact on future revenue streams. As a result of this process, we are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have already resulted in revisions to some of our strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges.

     In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, employee retention arrangements related to exit activities, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001. For additional information regarding our restructuring and integration efforts, see
"Business -- Restructuring and integration" beginning on page 3 and note 4 to the consolidated financial statements in this annual report.

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. We expect to complete the disposition later this year. Accordingly, our consolidated statements of operation and consolidated statement of cash flows exclude the results of Porex.

     We have rapidly and significantly expanded our operations through acquisitions. We have completed the following acquisitions as of December 31, 2000:

                                                 SHARES OF OUR           SHARES OF OUR        OPTIONS AND
COMPANY ACQUIRED            DATE ACQUIRED    PREFERRED STOCK ISSUED   COMMON STOCK ISSUED   WARRANTS ASSUMED
----------------            --------------   ----------------------   -------------------   ----------------
Medical
  Manager/CareInsite......  September 2000            100                 134,370,010          81,084,865
OnHealth..................  September 2000             --                   4,678,609           1,384,113
Envoy.....................  May 2000                   --                  35,000,000                  --
Kinetra...................  January 2000               --                   7,437,248                  --
WebMD, Inc................  November 1999              --                  63,932,659          49,012,168
MedE America..............  November 1999              --                  10,404,454             468,584
Medcast...................  November 1999              --                   2,528,465             164,036
ActaMed...................  May 1998                   --                  23,271,355           3,383,011

     All of these acquisitions were accounted for as purchases except for ActaMed, which was accounted for as a pooling of interests. Our financial information presented reflects our combined financial position and results of operations with ActaMed for all dates and periods presented and reflects the results of operations for WebMD, Inc., MedE America and Medcast from the closing date of November 12, 1999 forward, Kinetra from the closing date of January 31, 2000 forward, Envoy from the closing date of May 26, 2000 forward, and Medical Manager, CareInsite and OnHealth from the closing date of September 12, 2000 forward.

     As a result of our purchases of WebMD, Inc., MedE America and Medcast, we recorded total intangible assets of $3.7 billion, consisting primarily of $116.9 million of trademarks, $84.1 million of customer lists, $40.8 million of acquired technology and $3.4 billion of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of one to five years. Goodwill is being amortized over three to four years.

     As a result of our purchase of Kinetra, we recorded total intangible assets of $284.0 million, consisting primarily of $35.1 million of customer lists, $5.7 million of acquired technology, $4.3 million of covenants not-to-compete, $2.3 million of workforce, $1.6 million of trademarks and $235.0 million of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years.

     As a result of our purchase of Envoy, we recorded total intangible assets of $2.4 billion, consisting primarily of $159.2 million of customer lists, trademarks and acquired technology and $2.2 billion of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years.

     As a result of our purchases of Medical Manager and CareInsite, we recorded total intangible assets of $2.3 billion, consisting primarily of $24.5 million of physician relationships, $16.8 million of trademarks, $12.7 million of workforce and $2.3 billion of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of three to fifteen years. Goodwill is being amortized over three years.

     As a result of our purchase of OnHealth, we recorded total goodwill of $374.6 million which will be amortized over its estimated useful life of three years.

     Because we have only recently completed the 2000 acquisitions, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is still emerging. As a result, we believe that our historical financial information may not be an indicator of our future operating results. We have incurred significant operating and net losses since we began operations and, as of December 31, 2000, we had an accumulated deficit of $3.5 billion. We plan to continue to invest heavily in the integration of our acquisitions, strategic relationships and infrastructure and applications development. As a result, we expect that we will continue to incur losses before restructuring and integration charges, depreciation, amortization and other non-cash items, until the end of 2001.

     Revenue is derived from our transaction services, physician services and portal services. Our transaction services include administrative services, such as transaction processing for medical, dental and pharmacy claims, and clinical lab and reporting services, such as lab test orders and results. Healthcare payers pay us fees for these services, generally on a per transaction basis. Our transaction fees for payers vary according to the type of transaction and other factors, such as volume level commitments. Healthcare providers pay us transaction fees for these services, either on a per transaction basis or as a flat rate per month. Our transaction fees for providers vary according to the type of transaction and customer. We may also charge one-time implementation fees to providers and payers. Our physician services include sales of The Medical Manager practice management system, which addresses the administrative, financial, clinical and practice management needs of physician practices, and subscription fees to our physician portal, WebMD Practice. Portal services include advertising, sponsorship, content syndication and distribution and e-commerce transactions related to our Web site or a co-branded Web site with one of our online partners.

     Cost of operations consists of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, amortization of certain intangible assets, a portion of facilities expenses and leased personnel and facilities costs. Additionally, cost of operations includes rebates paid to certain customers related to transaction services.

     Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to engineering personnel, fees to outside contractors and consultants, a portion of facilities expenses and the maintenance of capital equipment used in the development process.

     Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, human resources and executive personnel. These expenses also include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations.

RESULTS OF OPERATIONS

     The following table sets forth certain data expressed as a percentage of total revenue for the periods indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                2000       1999       1998
                                                               ------     ------     ------
Revenue.....................................................    100.0%     100.0%     100.0%
Cost of expenses:
  Cost of operations........................................     74.2       86.7       88.1
  Development and engineering...............................     11.4       29.0       38.9
  Sales, marketing, general and administrative..............    102.7       80.6       52.4
  Depreciation, amortization and other......................    422.9      189.0       32.9
  Restructuring and integration charge......................     87.6        0.0        0.0
  Loss on investments.......................................      7.7        0.0        0.0
  Interest income, net......................................      9.6        3.4        1.6
                                                               ------     ------     ------
Net loss....................................................   (596.7%)   (281.9%)   (110.7%)
                                                               ------     ------     ------
                                                               ------     ------     ------

  Years ended December 31, 2000 and 1999

       Revenue. Our total revenue increased to $517.2 million in the year ended December 31, 2000 from $102.1 million in the year ended December 31, 1999. The increase is due primarily to the revenue sources that were acquired in our 1999 and 2000 business combinations. Transaction services revenue comprised 52.0% of total revenue in the year ended December 31, 2000 compared to 45.3% in the year ended December 31, 1999. This increase is primarily related to the additional revenue from our acquisition of Envoy in May 2000 and CareInsite in September 2000. Physician services revenue comprised 23.2% of total revenue in the year ended December 31, 2000 compared to 2.6% in the year ended December 31, 1999. This increase is primarily related to the additional revenue from our acquisition of Medical Manager in September 2000 and the full-year impact of WebMD Practice subscription revenue from our November 1999 WebMD, Inc. merger. Portal services revenue comprised 19.6% of total revenue in the year ended December 31, 2000 as compared to 4.0% in the year ended December 31, 1999. This increase is primarily related to the full-year impact of our November 1999 WebMD, Inc. merger as well as the acquisition of OnHealth in September 2000. Other products and services revenue comprised 5.2% of total revenue in the year ended December 31, 2000 as compared to 48.1% in the year ended December 31, 1999. This decrease reflects the phasing out of some of our non-core product offerings. We expect that revenue will increase in 2001, primarily as a result of the companies acquired in 2000, as our 2000 results reflect the operation of these companies for only the portion of the year from their respective acquisition dates. This increase will be partially offset by the impact of the revised agreements with News Corporation and DuPont and the revised relationship contemplated by the non-binding letter of intent with Microsoft, each of which is described in "Business -- Restructuring and integration" on page 3, and the revision of other relationships and the phase out of non-core products in connection with our restructuring and integration efforts.

     Revenue from related parties, which consists primarily of services provided to Microsoft and News Corporation in 2000 and of services provided to Microsoft, UnitedHealth Group and SmithKline Labs in 1999, increased to $45.3 million in the year ended December 31, 2000 from $37.2 million in the year ended December 31, 1999. The increase was primarily due to increases in subscription and third party advertising revenue through our Microsoft strategic alliance and from health-related content licensed to News Corporation. Revenue from SmithKline Labs ceased being related party revenue in August 1999 when SmithKline Labs was sold to Quest Diagnostics, which is not a significant stockholder, and revenue from UnitedHealth Group ceased being related party revenue in January 2000, when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. In addition, revenue from News Corporation ceased being related party revenue in December 2000, when we revised our strategic relationship and News Corporation surrendered its shares of our Series A preferred stock.

     Three of our customers, SmithKline Labs, which was acquired by Quest Diagnostics Incorporated, Beech Street Corporation and UnitedHealth Group, each accounted for more than 10% of our revenue in 1999, and together accounted for approximately 40.7% of our revenue for the same period. None of our customers individually accounted for more than 10% of our revenue in 2000.

     Cost of operations. Cost of operations increased to $383.6 million in the year ended December 31, 2000 from $88.6 million in the year ended December 31, 1999. The increase is attributable to expenses related to the companies acquired in 2000 and 1999, which contributed $141.5 million of the increase, and increased personnel and network operation costs, the cost to acquire exclusive arrangements to provide consumer healthcare-related content to other Web sites and other costs required to support increased service revenue. We expect the cost of operations to increase in 2001 primarily as a result of the companies acquired in 2000, as our 2000 results reflect the operations of these companies for only the portion of the year from their respective acquisition dates.

     Development and engineering. Development and engineering expense was $58.8 million in the year ended December 31, 2000 and $29.7 million in the year ended December 31, 1999. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services. Of the increase in development and engineering, $5.1 million was a result of expenses incurred by the companies acquired in 2000. We expect that development and engineering costs will decrease in 2001 primarily as a result of the cost reductions related to our restructuring and integration efforts. We expect this decrease to be partially offset by the impact of companies acquired in 2000, as our 2000 results reflect the operations of these companies for only the portion of the year from their respective acquisition dates.

     Sales, marketing, general and administrative. Sales, marketing, general and administrative expense increased to $530.9 million in the year ended December 31, 2000 from $82.3 million in the year ended December 31, 1999. Sales, marketing, general and administrative expense includes non-cash media and branding expenses primarily associated with Microsoft and News Corporation of $87.5 million and $7.9 million for the year ended December 31, 2000 and 1999, respectively. Additional increases resulted from salaries and related costs of added sales and marketing personnel and advertising and promotion costs to increase awareness of the WebMD brand, as well as non-cash amortization of deferred stock compensation, which increased to $72.5 million in the year ended December 31, 2000 as compared to $7.6 million in 1999.

     Of the increase in sales, marketing, general and administrative expense, $120.4 million is a result of expenses incurred by the companies acquired in 2000. We expect that sales, marketing, general and administrative costs will decrease in 2001 primarily as a result of cost reductions related to our restructuring and integration efforts. We expect this decrease to be partially offset by the impact of the companies acquired in 2000, as our 2000 results reflect the operations of these companies for only the portion of the year from their respective acquisition dates.

     Amortization of deferred stock compensation, included in general and administrative expenses, represents the amortization of the difference between the purchase or exercise price of certain stock option and restricted stock grants and the deemed fair value of our common stock at the time of those grants issued by us or assumed in the 1999 and 2000 business combinations. We recorded amortization of deferred stock compensation of $72.5 million in 2000, $7.6 million in 1999 and $3.4 million in 1998. The deferred stock compensation balance at December 31, 2000 was $144.5 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants.

     Depreciation, amortization and other. Depreciation, amortization and other was $2,187.0 million in the year ended December 31, 2000 and $193.1 million in the year ended December 31, 1999. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years for equipment and up to 39 years for buildings. All of the intangible assets are being amortized over expected lives of one to fifteen years. The increase is due primarily to the amortization of intangible assets associated with the companies acquired in 2000 and 1999. Included in depreciation, amortization and other are dividends and accretion of discount related to the Series A convertible preferred stock in the amount of $108.2 million in 2000. There was no comparable amount in 1999.

     Restructuring and integration charges. In connection with our restructuring and integration efforts, we recorded a total charge in the year ended December 31, 2000 of $452.9 million, which consists of:

     - $320.9 million relating to the restructuring of contracts primarily associated with News Corporation and DuPont, of which $312.8 million represented non-cash charges

     - personnel-related restructuring costs of $70.2 million, of which $53.1 million represented non-cash stock option compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements. The balance relates to severance and outplacement services for approximately 1,100 employees that we identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company

     - facilities charges of $51.3 million, comprised of $37.2 million of future lease obligations and lease cancellation penalties and $14.1 million of non-cash fixed asset write-offs related to vacating duplicate facilities

     - $10.6 million of integration costs, which consist primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

     Loss on investments. During 2000, we recorded a loss on equity investments in certain Internet-related companies of $39.6 million. We assessed various factors related to these investments, including the decline in the market prices where available, the review of each of the companies' financial statements, including their cash positions and negative cash flow, as well as the change in market conditions with respect to the ability of companies such as these Internet start-up companies to raise additional capital. Based on this assessment, we determined that a permanent impairment existed in these investments.

     Interest income and expense. Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $50.0 million in the year ended December 31, 2000 and $3.5 million in the year ended December 31, 1999. The increase for the 2000 period was due to higher average cash balances resulting from the proceeds of Janus Capital Corporation's $930 million investment in us through its managed mutual funds and $100 million from our strategic alliance with News Corporation, offset by the net cash paid for the companies acquired in 2000.

  Years ended December 31, 1999 and 1998

     Revenue. Our total revenue increased to $102.1 million in the year ended December 31, 1999 from $48.8 million in the year ended December 31, 1998.

     Revenue from services increased to $57.4 million in the year ended December 31, 1999 from $27.1 million in the year ended December 31, 1998. This increase results primarily from the growth of our transaction services and network-based services. Of this increase, $9.8 million relates to revenue generated by acquired companies from the merger date, November 12, 1999, through the end of the year.

     Revenue from services to related parties consists primarily of services we provided to SmithKline Labs, UnitedHealth Group and Microsoft. Revenue from these related parties increased to $37.2 million in the year ended December 31, 1999, compared to $21.0 million in the year ended December 31, 1998. Increased transaction-based services to UnitedHealth Group and SmithKline Labs, which was phased in during the first quarter of 1999, and revenues from subscriptions and third party advertising from Microsoft contributed to the significant increases in revenue. The SmithKline Labs revenue ceased being related party revenue in August 1999, when SmithKline Labs was sold to Quest Diagnostics.

     Cost of operations. Cost of operations increased to $88.6 million in the year ended December 31, 1999 from $43.0 million in the year ended December 31, 1998. These increases resulted mainly from higher personnel and network operation costs, the cost to acquire exclusive arrangements to provide consumer healthcare-related content to other Web sites and other costs required to support these increased service revenues. Of the increase in cost of operations, $12.0 million is a result of expenses incurred by the acquired companies from the merger date, November 12, 1999, through the end of the year.

     Development and engineering. Development and engineering expense was $29.7 million in the year ended December 31, 1999 and $19.0 million in the year ended December 31, 1998. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services.

     Sales, marketing, general and administrative. Sales, marketing, general and administrative expense increased to $82.3 million in the year ended December 31, 1999 from $25.6 million in the year ended December 31, 1998. The primary reason for the increase resulted from salaries and related costs of added sales and marketing personnel and advertising and promotion costs to increase awareness of the WebMD brand. The amortization of deferred stock compensation expense was $7.6 million in the year ended December 31, 1999, compared to $3.4 million in the prior year. The remainder of the increase resulted from salaries and related costs of office space and facilities as we added administrative personnel and executive management.

     Of the increase in sales, marketing, general and administrative expense, $33.8 million is a result of expenses incurred by the acquired companies from the merger date, November 12, 1999, through the end of the year.

     Deferred stock compensation represents the difference between the purchase or exercise price of some stock option and restricted stock grants and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $7.6 million in 1999 and $8.2 million in 1998. The deferred stock compensation balance at December 31, 1999 was $5.1 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants.

     Depreciation, amortization and other. Depreciation, amortization and other was $193.1 million in the year ended December 31, 1999 and $16.1 million in the year ended December 31, 1998. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years for equipment and 20 to 25 years for buildings. All of the intangible assets are being amortized over expected lives of one to four years. The increase is due primarily to the completion of the 1999 business combinations.

     Interest income and expense. Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $3.5 million in the year ended December 31, 1999 and $0.8 million in the year ended December 31, 1998. The increase for the 1999 period was due to higher average cash balances resulting from the proceeds of our $46.1 million preferred stock financing in October 1998, the net proceeds of $41.4 million from our initial public offering in February 1999 and cash balances that were acquired in the acquisitions in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had approximately $710.5 million in cash and cash equivalents and marketable securities. As of December 31, 2000, our working capital was $606.2 million.

     After the mergers with Medical Manager, CareInsite and OnHealth, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

     Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. As a result of this process, we are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have already resulted in revisions to some of our strategic relationships, as discussed below. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring and integration charges.

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex, which we acquired in our acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. We expect to complete the disposition later this year. The expected net proceeds and the cash flows of Porex until sold were allocated to assets held for sale in the allocation of the Medical Manager purchase price and is included in the line item "assets held for sale" on our balance sheet. Any difference between the actual and expected amounts will result in an adjustment to goodwill unless there is a difference caused by a post-acquisition event.

     Cash used in operating activities was $461.6 million in 2000 compared to $76.0 million in 1999 and $26.6 million in 1998. The cash used during these periods was primarily attributable to net operating losses of $3,085.6 million in 2000, $288.0 million in 1999 and $54.0 million in 1998, offset in part by non-cash charges of $2,766.5 million, $200.7 million and $19.4 million in 2000, 1999 and 1998, respectively, which consist of depreciation and amortization, deferred stock compensation, non-cash content, services and distribution amortization, loss on investments and the non-cash portion of the restructuring and integration charge.

     Cash used in investing activities was $361.0 million in 2000, compared to cash provided by investing activities of $281.2 million in 1999 and $19.1 million of cash used in 1998. Cash used in 2000 primarily related to $286.9 million in net cash paid when we acquired Medical Manager, CareInsite, Envoy and OnHealth. Cash provided in 1999 primarily related to $296.5 million in net cash acquired when we merged with WebMD, Inc., MedE America and Medcast. Investments in property and equipment, excluding equipment acquired under capital leases, and internally developed software were $30.2 million in 2000, $27.0 million in 1999 and $6.3 million in 1998. We invest our excess cash in short-term investments and expect to do so in the future.

     Cash provided by financing activities was $1,027.8 million in 2000, primarily related to the net proceeds of the sale of our common stock to Janus and News Corporation and its affiliates, partially offset by repurchases of our common stock. Cash provided by financing activities was $61.1 million in 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options, partially offset by repayments totaling $1.4 million of line of credit borrowings and bridge notes. Financing activities provided $48.6 million of cash in 1998, resulting primarily from proceeds from the issuance of our preferred and common stock, offset in part by payments on capital lease obligations.

     As of December 31, 2000, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2000 consisted of obligations under operating and capital leases and guaranteed payments under our strategic agreements. At December 31, 2000, we had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating and capital leases and our strategic relationships:

YEAR ENDED DECEMBER 31,                                      AMOUNT
-----------------------                                     --------
2001......................................................  $104,793
2002......................................................    96,981
2003......................................................    68,014
2004......................................................    31,936
2005......................................................    15,630
Thereafter................................................    71,532

     As of December 31, 2000, we had also entered into agreements that provided for us to share some of our transaction processing, advertising, carriage fee and e-commerce revenue, net of specified costs applicable to the particular revenue category, with Microsoft for its sponsorship of physician subscriptions to WebMD Practice and with several physician practice management system vendors who have agreed to promote our services to their physician customers. This revenue sharing applies only to the extent the revenue is derived from Microsoft-sponsored physicians or from physicians subscribing to the particular vendor's practice management system. The percentage of revenue shared varies from contract to contract and based on the type of revenue generated. On March 22, 2001, Microsoft and WebMD entered into a non-binding letter of intent with respect to revisions to our relationship. See "Restructuring and integration -- Microsoft" on page 5.

     We believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our handheld solution in 2001, for at least the next 12 months. However, we expect to incur losses before restructuring and integration charges, depreciation, amortization and other non-cash items, until the end of 2001. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either offset against the change in fair value of the hedged asset, liability or firm commitment through income, or held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. Adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 became effective July 1, 2000 and provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted FIN No. 44 on July 1, 2000 and applied its guidance to the September 12, 2000 acquisitions of Medical Manager, CareInsite and OnHealth, resulting in deferred compensation of approximately $117.4 million, which is reflected in stockholders' equity.

     In January 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 99-17, "Accounting for Advertising Barter Transactions," or EITF 99-17. EITF 99-17 establishes accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. We believe that our current revenue recognition principles comply with EITF 99-17.

     In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2, "Accounting for Website Development Costs," or EITF 00-2. EITF 00-2 establishes how an entity should account for costs incurred to develop a Web site. It requires that an entity capitalize costs during the Web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The adoption of EITF 00-2 did not have a material impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Our business will suffer if we fail to successfully integrate acquired businesses and technologies

     We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, Inc., MedE America and Medcast in November 1999, our mergers with Kinetra in January 2000 and Envoy in May 2000 and our mergers with Medical Manager, CareInsite and OnHealth in September 2000. In September 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by us since November 1999 and of consolidating our operational infrastructure. We are in the process of integrating and consolidating the operations, products and services, technologies and personnel of these companies. In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, stay bonuses, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001. For additional information regarding our restructuring and integration efforts, see "Business -- Restructuring and integration" beginning on page 3 and note 4 to the consolidated financial statements in this annual report. The successful integration of the acquired businesses into our operations is critical to our future performance.

     The amount and timing of the benefits of our restructuring and integration efforts and the success of the contemplated integration and rationalization of our businesses are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

     - ability to cross-sell products and services to payers and providers with which we have established relationships and those with which the acquired companies have established relationships

     - the loss of key personnel

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

     Integrating any additional acquired organizations and technologies in the future could also be expensive and time consuming and may strain our resources and would be subject to the same challenges, risks and uncertainties as our current integration efforts, as described above.

  We are dependent on strategic relationships to generate some of our revenue

     Our ability to generate revenue will suffer if we cannot establish and maintain successful strategic relationships. We have entered into strategic relationships with leading online and media distribution and healthcare partners. Successful strategic relationships are an important means to increase the number of transactions processed over our network, generate traffic on our Web site and capitalize on additional distribution and revenue opportunities. As previously announced, we have been renegotiating some of the strategic relationships we currently have in place and some of these relationships have been modified or terminated. It is possible that additional relationships may be modified or terminated, as discussed in "Business -- Restructuring and integration" on page 3 and note 4 to the consolidated financial statements in this annual report. We expect that we will face intensified competition for strategic relationships.

     Disputes with strategic partners and customers may be resolved unfavorably to us and may harm our relationships. Some of our strategic partners have initiated or threatened to initiate litigation or other dispute resolution mechanisms regarding alleged breaches of our agreements and other claims. Similarly, in some cases, we have initiated or threatened to initiate litigation or other dispute resolution mechanisms when we believed our partner or customer is in breach of its obligations, if we have been unable to resolve the dispute through negotiations. We cannot provide assurance that these disputes will be resolved in our favor or, even if resolved in our favor, that we will be able to preserve the benefits we expected to achieve from our relationships with those partners, which could adversely affect our financial position and results of operations.

     We share revenue with our strategic partners and will incur significant expense in connection with our strategic relationships, and this expense may exceed the net revenue these relationships generate. We have agreed to share some of our transaction processing, advertising, carriage fee and e-commerce revenue with some of our strategic partners and, in some cases, to make guaranteed payments to our strategic partners. We may enter into additional arrangements with current or future strategic partners that require us to share revenue, make guaranteed payments or incur other significant expenses. We cannot give assurances that we will generate sufficient revenue from our arrangements with strategic partners to offset all required payments and expenses. Failure to do so could have a material adverse effect on our financial condition or results of operations.

     We have invested in some of our strategic partners, many of which are in early stages of development. We have made equity investments in some of our strategic partners. In many instances, these investments are in the form of illiquid securities of private companies engaged in e-Health and were made in conjunction with the parties entering into a strategic agreement. Typically, these strategic partners entered into agreements that obligate them to purchase advertising or other services from us. These companies are typically in an early stage of development and may be expected to incur substantial losses and may not generate sufficient revenue to pay the advertising and e-commerce fees due us. In addition, due to recent market volatility, some of these companies have altered their plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock, adversely affecting the value of our investments. Some of these companies may go out of business before we are able to sell our investments.

     We have granted exclusive rights to strategic partners. We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with e-commerce companies to be our exclusive partners supplying online pharmacy services and medical supplies and to be our exclusive providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to subscribers and consumers or to payer and provider customers. Our inability to offer other applications and content could cause our business to suffer. In addition, we have granted exclusive rights to strategic partners which restrict our ability to pursue some business opportunities. For example, in connection with our acquisition of Envoy from Quintiles, we granted to Quintiles the exclusive license to use some of the de-identified data available to us by virtue of our transaction services and some exclusive rights in the pharmaceutical market.

  Relationships with customers and strategic partners may conflict

     We have developed and rely upon important relationships with payers, providers, practice management system vendors and strategic partners, some of which may involve conflicting contractual rights, including conflicts which may result from our recent acquisitions. As a result of conflicts or perceived conflicts resulting from our acquisitions or our business plans and strategic initiatives, we may lose relationships with, or be subject to litigation by, some other customers and strategic partners, who may then establish relationships with our competitors. For example, InfoCure, a practice management system vendor whose products compete with The Medical Manager products, has initiated litigation against us, alleging breach of contract, tortious interference with business relations and other claims. We are currently in the process of negotiating new arrangements with Medic, another practice management system vendor, that would replace prior arrangements and better serve the needs of each party. However, we cannot provide assurance that these negotiations will be successful. If these negotiations are not successful, there could be litigation or other proceedings that arise out of the relationship or its termination. Some of our other customers and strategic partners have initiated or threatened to initiate litigation or other dispute resolution mechanisms to enforce rights they purport to have as a result of conflicts with our other relationships or with our business plans or strategic initiatives, or their belief that these conflicts exist. We cannot provide assurance that these disputes will be resolved in our favor or, even if resolved in our favor, that we will be able to preserve the benefits we expected to receive from our relationships with those partners. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if any of the companies we acquired had already established relationships with competitors of these key participants.

     If contractual or relationship conflicts or other issues cannot be resolved, we could lose the benefits of some of our relationships with payers, providers or strategic partners. Losses of any significant relationships could harm our business or results of operations.

  Our ability to generate revenue could suffer if we do not expand our suite of applications and service offerings

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

     We currently offer a limited number of applications on our Internet-based platform and some of our service offerings, including our handheld solution, are not fully developed or launched. We must introduce new applications and services and improve the functionality of our existing services in a timely manner in order to attract and retain customers.

     We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications and services. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with the existing legacy computer systems of payer and provider customers and our platform. We are currently in the process of integrating acquired applications and products and services. Developing, integrating and customizing these applications and services will be time consuming, and these applications and services may never achieve market acceptance, which could also cause our business to suffer.

  New or newly integrated products and services will not become profitable unless they achieve sufficient levels of physician penetration and market acceptance

     There can be no assurance that physicians will accept new or newly integrated products and services from us, including the products and services we are developing to integrate our transaction services and portal services into their office workflow, such as our handheld solution. Even physicians who are already our customers may not purchase new or newly integrated products or services, especially when they are initially offered. Physicians using our existing products and services may refuse to adopt new or newly integrated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. Similarly, other healthcare participants may not accept new or newly integrated products and services from us developed for their use. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.

     Achieving market acceptance for new or newly integrated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or newly integrated products and services will justify amounts spent for their development, marketing and roll-out.

  Our business model for providing Internet-based services is unproven, and we may not achieve profits from this business

     Our business model for providing Internet-based services is evolving, and our revenue and profit potential from these services is unproven. We intend to:

     - offer provider and payer customers our Internet-based transaction services, to the extent that is appropriate to their needs

     - integrate these transaction services with our Medical Manager practice management systems and similar systems provided by others

     - build usage of our portal services by consumers, physicians and physician officer managers

     - generate e-commerce revenue from the sale of healthcare products or services of our strategic partners and other suppliers over the Internet.

However, the provision of services over the Internet to the healthcare industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories and there can be no assurance that our initiatives in this area will be profitable.

  We may not be able to generate significant advertising revenue from our portal services

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

     The Internet advertising market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. If no standards develop, existing advertisers may not continue their current level of Internet advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. Moreover, filter software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. Demand for Internet advertising in general has, during the first quarter of 2001, been weaker than in recent quarters and there can be no assurance that such demand will return to the levels seen previously. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

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

  Lengthy sales and implementation cycles for our applications could adversely affect our ability to generate revenue

     A key element of our strategy is to market our solutions directly to large healthcare organizations. We will be unable to control many of the factors that will influence the buying decisions of these organizations. We expect that the sales and implementation processes will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our payer and provider customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

  Failure to continue to expand and adapt our platform to accommodate increased usage could make it difficult to successfully implement our Internet-based services

     To successfully implement our Internet-based services, we must continue to expand and adapt our platform and transaction networks to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of Internet-based transactions. In addition, our Internet-based products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume of traffic on our Web site or transactions processed over our networks may require us to expand and further upgrade our platform. This expansion could be expensive and could divert our attention from other activities.

  Performance problems with our systems could damage our business

     Our payer and provider customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. We currently process our payer and provider transactions and data at our facilities and rely on a data center operated by a third party to perform EDI transaction processing, other than real-time EDI transaction processing. This data center is located in Tampa, Florida and is operated by Verizon Data Services, with whom we have contracted for these processing services. We rely primarily on this facility to process batch claims and other batch medical EDI transaction sets. Our contract with Verizon requires Verizon to maintain processing capability and a "hot site" disaster recovery system. We have a contingency plan for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the Verizon facility could interrupt data processing or result in the loss of stored data, which could have an adverse impact on our business.

  If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

     A material security breach could damage our reputation or result in liability. We retain confidential information, including patient health information, in our processing centers. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, any well-publicized compromise of Internet security, whether or not related to our own operations, could damage our Internet-based businesses.

  Performance problems with the systems of our service and content providers could disrupt our Web site

     We depend on service and content providers to provide information and data feeds on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

  Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure and the adoption of broadband connections by physician offices

     Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complimentary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or more complex requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or more complex requirements.

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

     Some of our services require a continuous broadband connection between the physician's office and our data center and/or the Internet. The availability of broadband connectivity varies widely from location to location and even within a single geographic area, due to factors such as the distance of a site from the central switching office. The future availability of broadband connections is unpredictable and is not within our control. While we expect that many physician office locations will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize our Internet-based services and the revenue we can expect to generate from those services.

  Our Internet platform infrastructure and scalability are not proven, and we may not be able to adequately accommodate increased functionality or usage

     To date, we have processed a limited number and variety of Internet transactions over our platforms. Similarly, a limited number of healthcare participants use these Internet platforms. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing payer and provider customer requirements.

  Our business could be adversely affected if we cannot attract and retain key personnel

     Our future operating results substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain highly skilled technical people. In particular, we need to attract and retain experienced computer, engineering, marketing, management and other professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people.

  We face significant competition for our products and services

     The market for our services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. Many of our competitors have also announced or introduced Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations. For more information about our competitors, see "Business -- Competition" beginning on page 17.

  Our business may be subject to litigation

     Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see "Legal Proceedings" beginning on page 23.

  Healthcare regulation could adversely affect our business

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

     Existing laws and regulations also could create liability, cause us to incur additional cost and restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the methods of healthcare e-commence and other products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.

     For more information regarding healthcare regulation to which we are or may be subject, see "Business -- Government regulation" beginning on page 18.

  We face potential liability related to the privacy and security of the patient health information we receive and transmit

     We receive, store and transmit individually identifiable patient information, which is or may be subject to various complex state and federal privacy laws, when we provide practice management services to physicians and when we process healthcare transactions. We have attempted to design our systems and structure our business relationships to comply with these laws. However, this area of the law is complex and these state and federal privacy laws are subject to interpretation by courts and other governmental authorities. In addition, determining whether we are in compliance with these laws can require complex factual analyses. For example, see "Legal Proceedings -- Quintiles v. WebMD" beginning on page 24. Moreover, this area of the law is constantly evolving and we may be held to new standards that our systems may not immediately meet or we may be subject to third party claims for privacy breaches that are inadvertent or the result of these evolving standards. New standards could require expensive new technologies and could affect our business operations and relationships. Claims of privacy breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

     For more information regarding regulation of patient information to which we may be subject, see "Business--Government regulation" beginning on page 18.

  Regulation of the Internet could adversely affect our business

     The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including:

     - pricing

     - content

     - copyrights and patents

     - distribution

     - characteristics and quality of products and services.

We cannot predict whether laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for the methods of healthcare e-commerce that we are providing or developing or even prohibit the sale of particular products and services.

     For more information regarding government regulation of the Internet to which we are or may be subject, see "Business -- Government regulation" beginning on page 18.

  We face potential liability related to the privacy and security of personal information we collect on our Web sites

     Internet user privacy has become a controversial issue both in the U.S. and abroad. We have privacy policies posted on our consumer portal and our professional portal that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet still is uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we can give no assurance that the statements on our portals, or our practices, will be found sufficient to protect us from liability or adverse publicity in this area.

     For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see "Business--Government regulation" beginning on page 18.

  Third parties may challenge the enforceability of our online agreements

     The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our portal services and physician services are unenforceable. A finding by a court that these agreements are invalid could harm our business and require costly changes to our portals.

  Third parties may bring claims as a result of the activities of our strategic partners

     We could be subject to claims by third parties, and to liability, as a result of the activities, products or services of our strategic partners. We state on our portals that we do not control or endorse the products or services of our strategic partners. However, there can be no assurance that the statements made in our portal will be found to be sufficient to ensure that we are not held responsible for such activities, products or services. Furthermore, even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

  Third parties may bring claims against us as a result of content provided on our Web site, which may be expensive and time consuming to defend

     We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our Web site application. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from operating the business.

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

  The proposed disposition of our plastics and filtration technologies business may not be completed in the manner expected or at all

     If our proposed disposition of Porex fails to be completed, is not completed in a timely manner or does not provide us with the proceeds anticipated, we may not be able to execute strategies that are important to our business. We cannot guarantee that the disposition of Porex will be successfully completed in the manner planned, or at all. Failure to successfully complete this proposed disposition as anticipated or to complete it in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

  Until we dispose of our plastics and filtration technologies business, we will be subject to risks associated with that business

     Until the proposed disposition of our plastic and filtration technologies business is completed, we will continue to operate that business and to be subject to additional risks associated with that business, which include:

     We face significant competition for the products and services of our plastic and filtration technologies business. Competition in our plastics and filtration technology business is characterized by the introduction of competitive products at lower prices. We believe that Porex's principal competitive strengths are its manufacturing processes, quality control, relationships with its customers and distribution of its proprietary healthcare products.

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

     Healthcare regulation could adversely affect our plastics and filtration technologies business. Porex manufactures and distributes medical/surgical devices, such as plastic and reconstructive surgical implants and tissue expanders, which are subject to government regulations, under the FDA Act and additional regulations promulgated by the FDA. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

     The nature of Porex's products exposes it to product liability claims and may make it difficult to get adequate insurance coverage. The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's life sciences, clinical, surgical and medical products. We believe that Porex carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and believes that it is adequately indemnified for products manufactured by others and distributed by it, we cannot assure you that in the future Porex will be able to obtain this insurance at an acceptable cost or be adequately protected by this indemnification.

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see "Legal Proceedings -- Porex Mammary Implant Litigation" on page 23.

  Our stock price has been volatile in the past and may continue to be volatile

     The market prices of Internet and healthcare information technology stocks in general, and of our common stock in particular, have experienced large fluctuations, sometimes quite rapidly. Changes in the market price of our common stock may result from numerous factors, including the factors discussed in "Market for Registrant's Common Equity and Related Stockholder Matters" on page
26. In addition, any change in investors' perceptions of the performance and prospects of Internet or healthcare information technology stocks may result in a decrease in the market price of our common stock, whether or not related to or indicative of our performance or prospects.

  Sales of large amounts of our shares and the lapse of transfer restrictions could adversely affect prevailing stock prices

     Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the prevailing market prices for our common stock and make it more difficult for us to raise capital through the sale of equity or equity-related securities in the future. Substantial amounts of our outstanding common stock will become freely transferable from time to time until the second quarter of 2002, as contractual restrictions on transfer lapse. Additional amounts of our common stock will also become available for sale, from time to time, as holding periods under applicable securities regulations are met.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal, and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio. This is accomplished by adherence to our investment policy, which establishes the list of eligible securities and credit requirements for each investment.

     Changes in prevailing interest rates will cause the principle amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid U.S. Treasury notes and federal agency notes. We view these high grade securities within our portfolio as having similar market risk characteristics.

     As a result, we have changed our presentation of market risk from the tabular disclosure in prior years. The weighted-average interest rate of the portfolio was 6.24% at December 31, 2000. Principal amounts expected to mature are $0 million, $129.8 million, $38.8 million, $51.0 million and $0 million for 2001, 2002, 2003, 2004 and 2005, respectively. We had investments totaling $119.0 million in U.S. Treasury Notes and federal agency notes that were callable subjecting us to reinvestment risk on these securities.

     We have not utilized derivative financial instruments in our investment portfolio.

EXCHANGE RATE SENSITIVITY

     Currently the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)(1) for a listing of financial statements provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information required by Items 10, 11, 12 and 13 of Part III is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will provide information that is responsive to this Item 10 regarding our directors and executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Directors and Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Executive Compensation," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Security Ownership of Certain Beneficial Owners and Management," and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Related Party Transactions," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS, FILED AS PART OF THIS REPORT

          - Report of Independent Auditors

          - Consolidated Balance Sheets as of December 31, 2000 and 1999

          - Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

          - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

          - Notes to Consolidated Financial Statements

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

     (a)(3) EXHIBITS

     See "Index to Exhibits" beginning on page E-1, which is incorporated by reference herein.

     (b) REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 2000, the Registrant filed the following reports on Form 8-K:

     - Report on Form 8-K filed on October 13, 2000 pursuant to which the Registrant reported the resignation of Jeffrey T. Arnold as Co-Chief Executive Officer and the resignations of Mr. Arnold and James H. Clark from its Board of Directors

     - Report on Form 8-K filed on October 31, 2000 pursuant to which the Registrant sought to provide guidance to any persons seeking to locate documents filed by the Registrant with the Securities and Exchange Commission

     - Report on Form 8-K filed on November 8, 2000 pursuant to which the Registrant sought to provide guidance to any persons seeking to locate documents filed by the Registrant with the Securities and Exchange Commission

     - Report on Form 8-K/A filed on November 27, 2000 pursuant to which the Registrant provided financial statements and pro forma information regarding its acquisitions of Medical Manager and CareInsite

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of March, 2001.

                                          WEBMD CORPORATION

                                          By:  /s/ Anthony Vuolo
                                             -----------------------------------
                                               Anthony Vuolo
                                               Executive Vice President
                                               and Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Anthony Vuolo and Charles A. Mele, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              CAPACITY                       DATE
             ---------                              --------                       ----
  /s/ Martin J. Wygod                 Chairman of the Board of Directors      March 30, 2001
------------------------------------  and Chief Executive Officer
Martin J. Wygod                       (principal executive officer)

  /s/ Anthony Vuolo                   Executive Vice President and Chief      March 30, 2001
------------------------------------  Financial Officer (principal
Anthony Vuolo                         financial and accounting officer)

  /s/ Mark J. Adler, M.D.             Director                                March 30, 2001
------------------------------------
Mark J. Adler, M.D.

  /s/ Paul A. Brooke                  Director                                March 30, 2001
------------------------------------
Paul A. Brooke

  /s/ Dennis B. Gillings              Director                                March 30, 2001
------------------------------------
Dennis B. Gillings

  /s/ James V. Manning                Director                                March 30, 2001
------------------------------------
James V. Manning

  /s/ Marvin P. Rich                  Director                                March 30, 2001
------------------------------------
Marvin P. Rich

             SIGNATURE                              CAPACITY                       DATE
             ---------                              --------                       ----

  /s/ Herman Sarkowsky                Director                                March 30, 2001
------------------------------------
Herman Sarkowsky

  /s/ Michael A. Singer               Director                                March 30, 2001
------------------------------------
Michael A. Singer

  /s/ Joseph E. Smith                 Director                                March 30, 2001
------------------------------------
Joseph E. Smith

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
WebMD Corporation

     We have audited the accompanying consolidated balance sheets of WebMD Corporation (formerly Healtheon/WebMD Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2001

                               WEBMD CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  490,797    $  285,619
  Short-term investments....................................          --         5,667
  Accounts receivable, net of allowance for doubtful
    accounts of $26,205 in 2000 and $2,681 in 1999..........     195,071        51,511
  Current portion prepaid content, services and
    distribution............................................       5,268         5,436
  Assets held for sale......................................     214,556            --
  Other current assets......................................      38,941        15,372
                                                              ----------    ----------
         Total current assets...............................     944,633       363,605
Marketable securities.......................................     219,686            --
Property and equipment, net.................................      90,356        48,384
Prepaid content, services and distribution..................     229,081       273,038
Goodwill, net...............................................   6,329,739     3,111,618
Other intangible assets, net................................     439,455       317,147
Other assets................................................     202,681         9,876
                                                              ----------    ----------
                                                              $8,455,631    $4,123,668
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    1,838    $       --
  Accounts payable..........................................      17,725        34,514
  Accrued expenses..........................................     270,194       105,615
  Deferred revenue..........................................      45,891         4,891
  Current portion of capital lease obligations..............       2,738         2,281
                                                              ----------    ----------
         Total current liabilities..........................     338,386       147,301
Other long-term liabilities.................................      15,260         2,695
Series B convertible redeemable preferred stock, $.0001 par
  value; 200 shares authorized; 100 shares issued at
  December 31, 2000.........................................      10,000            --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized:
    Series A convertible preferred stock; 213,000 shares
    authorized; 155,951 shares issued at December 31,
    2000....................................................     710,746            --
  Common stock, $.0001 par value; 2000: 600,000,000 shares
    authorized; 361,233,643 shares issued; 1999: 600,000,000
    shares authorized; 153,569,296 shares issued............          36            16
  Additional paid-in capital................................  11,028,461     4,370,165
  Treasury stock, 5,163,509 shares at cost at December 31,
    2000....................................................     (30,759)           --
  Unrealized gain on marketable securities..................       4,996            --
  Deferred stock compensation...............................    (144,467)       (5,089)
  Accumulated deficit.......................................  (3,477,028)     (391,420)
                                                              ----------    ----------
                                                               8,091,985     3,973,672
                                                              ----------    ----------
                                                              $8,455,631    $4,123,668
                                                              ==========    ==========

                            See accompanying notes.

                               WEBMD CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Revenue(1)..............................................  $   517,153   $   102,149   $    48,838
  Costs and expenses:
     Cost of operations.................................      383,565        88,576        43,014
     Development and engineering........................       58,788        29,669        19,002
     Sales, marketing, general and administrative.......      530,927        82,315        25,605
     Depreciation, amortization and other...............    2,186,986       193,067        16,055
     Restructuring and integration charge...............      452,919            --            --
     Loss on investments................................       39,602            --            --
     Interest income, net...............................       50,026         3,486           790
                                                          -----------   -----------   -----------
Net loss................................................  $(3,085,608)  $  (287,992)  $   (54,048)
                                                          ===========   ===========   ===========
Basic and diluted net loss per common share.............  $    (12.61)  $     (3.58)  $     (1.54)
                                                          ===========   ===========   ===========
Weighted-average shares outstanding used in computing
  basic and diluted net loss per common share...........  244,688,375    80,366,695    34,986,660
                                                          ===========   ===========   ===========

---------------

(1) Includes revenue from related parties of $45,277, $37,210 and $20,956 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            See accompanying notes.

                               WEBMD CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         STOCKHOLDERS' EQUITY
                                                                            ----------------------------------------------
                                                         CONVERTIBLE
                                                         REDEEMABLE              CONVERTIBLE
                                                       PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK
                                                    ---------------------   ----------------------   ---------------------
                                                      SHARES      AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT
                                                    -----------   -------   -----------   --------   -----------   -------
Balance at December 31, 1997......................   16,488,860   $50,948    21,002,692   $ 43,756     9,436,724   $     1
Net loss and comprehensive loss...................           --        --            --         --            --        --
Issuance of common stock for option and restricted
 stock exercises..................................           --        --            --         --     3,532,731        --
Repurchase of employee common stock...............           --        --            --         --      (714,896)       --
Issuance of Series B convertible preferred stock
 for warrant exercise.............................           --        --     1,017,229      2,034            --        --
Issuance of Series D convertible redeemable
 preferred stock for asset purchase...............      763,548     2,800            --         --            --        --
Dividends accrued on convertible redeemable
 preferred stock..................................           --       890            --         --            --        --
Conversion of redeemable preferred and preferred
 stock to common stock............................  (17,252,408)  (54,638)  (22,019,921)   (45,790)   39,272,329         4
Issuance of Series A convertible preferred
 stock............................................           --        --     7,683,341     46,101            --        --
Issuance of common stock for asset purchases......           --        --            --         --     2,936,209        --
Repayment of note receivable from officer.........           --        --            --         --            --        --
Deferred stock compensation.......................           --        --            --         --            --        --
Amortization of deferred stock compensation.......           --        --            --         --            --        --
                                                    -----------   -------   -----------   --------   -----------   -------
Balance at December 31, 1998......................           --        --     7,683,341     46,101    54,463,097         5
Net loss and comprehensive loss...................           --        --            --         --            --        --
Issuance of common stock for option exercises,
 warrant exercises and ESPP issuances.............           --        --            --         --     7,113,128         1
Repurchase of employee common stock...............           --        --            --         --      (147,201)       --
Issuance of common stock in connection with
 initial public offering, net of issuance costs of
 $4,602...........................................           --        --            --         --     5,750,000         1
Conversion of preferred stock to common stock in
 connection with initial public offering..........           --        --    (7,683,341)   (46,101)    7,683,341         1
Issuance of common stock for services.............           --        --            --         --         8,020        --
Issuance of common stock for asset purchase.......           --        --            --         --     1,833,333        --
Issuance of common stock and assumption of options
 and warrants in connection with the 1999
 mergers..........................................           --        --            --         --    76,865,578         8
Deferred stock compensation.......................           --        --            --         --            --        --
Adjustment to deferred stock compensation for
 terminations.....................................           --        --            --         --            --        --
Amortization of deferred stock compensation.......           --        --            --         --            --        --
                                                    -----------   -------   -----------   --------   -----------   -------
Balances at December 31, 1999.....................           --        --            --         --   153,569,296        16
Net loss..........................................           --        --            --         --            --        --
Unrealized gains on securities....................           --        --            --         --            --        --
Comprehensive loss................................           --        --            --         --            --        --
Issuance of common stock for option exercises,
 warrant exercises, ESPP and 401(K) issuances.....           --        --            --         --     9,106,550         1
Issuance of stock in connection with private
 placements, strategic alliances and services.....           --        --       155,951    602,550    17,071,930         2
Reacquisition of warrants in connection with
 termination of a strategic alliance..............           --        --            --         --            --        --
Accretion of preferred stock......................           --        --            --    108,196            --        --
Issuance of common stock and assumption of options
 and warrants in connection with the 2000
 mergers..........................................          100    10,000            --         --   181,485,867        17
Deferred stock compensation.......................           --        --            --         --            --        --
Amortization of deferred stock compensation.......           --        --            --         --            --        --
Purchase of treasury stock........................           --        --            --         --            --        --
Stock compensation for terminations...............           --        --            --         --            --        --
                                                    -----------   -------   -----------   --------   -----------   -------
Balances at December 31, 2000.....................          100   $10,000       155,951   $710,746   361,233,643   $    36
                                                    ===========   =======   ===========   ========   ===========   =======

                                                                          STOCKHOLDERS' EQUITY
                                                    ----------------------------------------------------------------

                                                                     NOTE
                                                    ADDITIONAL    RECEIVABLE     DEFERRED
                                                      PAID-IN        FROM         STOCK       TREASURY   ACCUMULATED
                                                      CAPITAL      OFFICER     COMPENSATION    STOCK       DEFICIT
                                                    -----------   ----------   ------------   --------   -----------
Balance at December 31, 1997......................  $     4,502     $(349)      $  (2,151)    $     --   $  (55,689)
Net loss and comprehensive loss...................           --        --              --           --      (54,048)
Issuance of common stock for option and restricted
 stock exercises..................................        5,849        --              --           --           --
Repurchase of employee common stock...............       (2,176)       --              --           --           --
Issuance of Series B convertible preferred stock
 for warrant exercise.............................           --        --              --           --           --
Issuance of Series D convertible redeemable
 preferred stock for asset purchase...............           --        --              --           --           --
Dividends accrued on convertible redeemable
 preferred stock..................................           --        --              --           --           --
Conversion of redeemable preferred and preferred
 stock to common stock............................       94,115        --              --           --        6,309
Issuance of Series A convertible preferred
 stock............................................           --        --              --           --           --
Issuance of common stock for asset purchases......       13,220        --              --           --           --
Repayment of note receivable from officer.........           --       349              --           --           --
Deferred stock compensation.......................        8,160        --          (8,160)          --           --
Amortization of deferred stock compensation.......           --        --           3,376           --           --
                                                    -----------     -----       ---------     --------   -----------
Balance at December 31, 1998......................      123,670        --          (6,935)          --     (103,428)
Net loss and comprehensive loss...................           --        --              --           --     (287,992)
Issuance of common stock for option exercises,
 warrant exercises and ESPP issuances.............       21,919        --              --           --           --
Repurchase of employee common stock...............         (608)       --              --           --           --
Issuance of common stock in connection with
 initial public offering, net of issuance costs of
 $4,602...........................................       41,398        --              --           --           --
Conversion of preferred stock to common stock in
 connection with initial public offering..........       46,100        --              --           --           --
Issuance of common stock for services.............           48        --              --           --           --
Issuance of common stock for asset purchase.......       11,000        --              --           --           --
Issuance of common stock and assumption of options
 and warrants in connection with the 1999
 mergers..........................................    4,120,851        --              --           --           --
Deferred stock compensation.......................        6,261        --          (6,261)          --           --
Adjustment to deferred stock compensation for
 terminations.....................................         (474)       --             474           --           --
Amortization of deferred stock compensation.......           --        --           7,633           --           --
                                                    -----------     -----       ---------     --------   -----------
Balances at December 31, 1999.....................    4,370,165        --          (5,089)          --     (391,420)
Net loss..........................................           --        --              --           --   (3,085,608)
Unrealized gains on securities....................           --        --              --           --           --
Comprehensive loss................................           --        --              --           --           --
Issuance of common stock for option exercises,
 warrant exercises, ESPP and 401(K) issuances.....       35,581        --              --           --           --
Issuance of stock in connection with private
 placements, strategic alliances and services.....    1,019,183        --              --           --           --
Reacquisition of warrants in connection with
 termination of a strategic alliance..............      (33,199)       --              --           --           --
Accretion of preferred stock......................           --        --              --           --           --
Issuance of common stock and assumption of options
 and warrants in connection with the 2000
 mergers..........................................    5,499,835        --        (117,402)          --           --
Deferred stock compensation.......................       83,752        --         (94,435)          --           --
Amortization of deferred stock compensation.......           --        --          72,459           --           --
Purchase of treasury stock........................           --        --              --      (30,759)          --
Stock compensation for terminations...............       53,144        --              --           --           --
                                                    -----------     -----       ---------     --------   -----------
Balances at December 31, 2000.....................  $11,028,461     $  --       $(144,467)    $(30,759)  $(3,477,028)
                                                    ===========     =====       =========     ========   ===========

                                                        STOCKHOLDERS' EQUITY
                                                    -----------------------------
                                                                        TOTAL
                                                     ACCUMULATED    STOCKHOLDERS'
                                                        OTHER          EQUITY
                                                    COMPREHENSIVE   (NET CAPITAL
                                                       INCOME        DEFICIENCY)
                                                    -------------   -------------
Balance at December 31, 1997......................     $   --        $    (9,930)
Net loss and comprehensive loss...................         --            (54,048)
Issuance of common stock for option and restricted
 stock exercises..................................         --              5,849
Repurchase of employee common stock...............         --             (2,176)
Issuance of Series B convertible preferred stock
 for warrant exercise.............................         --              2,034
Issuance of Series D convertible redeemable
 preferred stock for asset purchase...............         --                 --
Dividends accrued on convertible redeemable
 preferred stock..................................         --                 --
Conversion of redeemable preferred and preferred
 stock to common stock............................         --             54,638
Issuance of Series A convertible preferred
 stock............................................         --             46,101
Issuance of common stock for asset purchases......         --             13,220
Repayment of note receivable from officer.........         --                349
Deferred stock compensation.......................         --                 --
Amortization of deferred stock compensation.......         --              3,376
                                                       ------        -----------
Balance at December 31, 1998......................         --             59,413
Net loss and comprehensive loss...................         --           (287,992)
Issuance of common stock for option exercises,
 warrant exercises and ESPP issuances.............         --             21,920
Repurchase of employee common stock...............         --               (608)
Issuance of common stock in connection with
 initial public offering, net of issuance costs of
 $4,602...........................................         --             41,399
Conversion of preferred stock to common stock in
 connection with initial public offering..........         --                 --
Issuance of common stock for services.............         --                 48
Issuance of common stock for asset purchase.......         --             11,000
Issuance of common stock and assumption of options
 and warrants in connection with the 1999
 mergers..........................................         --          4,120,859
Deferred stock compensation.......................         --                 --
Adjustment to deferred stock compensation for
 terminations.....................................         --                 --
Amortization of deferred stock compensation.......         --              7,633
                                                       ------        -----------
Balances at December 31, 1999.....................         --          3,973,672
Net loss..........................................         --         (3,085,608)
Unrealized gains on securities....................      4,996              4,996
                                                                     -----------
Comprehensive loss................................         --         (3,080,612)
Issuance of common stock for option exercises,
 warrant exercises, ESPP and 401(K) issuances.....         --             35,582
Issuance of stock in connection with private
 placements, strategic alliances and services.....         --          1,621,735
Reacquisition of warrants in connection with
 termination of a strategic alliance..............         --            (33,199)
Accretion of preferred stock......................         --            108,196
Issuance of common stock and assumption of options
 and warrants in connection with the 2000
 mergers..........................................         --          5,382,450
Deferred stock compensation.......................         --            (10,683)
Amortization of deferred stock compensation.......         --             72,459
Purchase of treasury stock........................         --            (30,759)
Stock compensation for terminations...............         --             53,144
                                                       ------        -----------
Balances at December 31, 2000.....................     $4,996        $ 8,091,985
                                                       ======        ===========

                            See accompanying notes.

                               WEBMD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000           1999         1998
                                                              -----------    ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,085,608)   $ (287,992)   $(54,048)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation, amortization and other....................    2,186,986       193,067      16,055
    Amortization of non-cash prepaid content, services and
     distribution...........................................       87,473            --          --
    Amortization of non-cash deferred stock compensation....       72,459         7,633       3,376
    Non-cash portion of restructuring charge................      380,013            --          --
    Loss on investments.....................................       39,602            --          --
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (31,419)      (20,653)     (3,510)
      Other assets..........................................       16,342        (9,051)      5,184
      Accounts payable......................................      (45,441)      (29,356)      2,857
      Accrued expenses......................................      (90,372)       61,283       4,996
      Prepaid content, services and distribution............        5,171         6,066          --
      Deferred revenue......................................        3,223         3,017      (1,522)
                                                              -----------    ----------    --------
  Net cash used in operating activities.....................     (461,571)      (75,986)    (26,612)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................           --       (23,954)    (22,529)
  Maturities of short-term investments......................        5,667        35,715      10,401
  Purchases of long-term investments........................      (49,600)           --          --
  Purchases of property and equipment.......................      (30,221)      (27,045)     (6,340)
  Cash paid in business combination, net of cash acquired...     (286,851)      296,450        (652)
                                                              -----------    ----------    --------
  Net cash (used in) provided by investing activities.......     (361,005)      281,166     (19,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and line of credit borrowings....           --        (1,428)     (2,212)
  Proceeds from issuance of preferred stock.................           --            --      48,135
  Proceeds from issuance of common stock....................    1,065,848        62,711       3,673
  Purchase of treasury shares...............................      (30,759)           --          --
  Principal payments of capital lease obligations...........       (7,335)         (233)       (979)
                                                              -----------    ----------    --------
  Net cash provided by financing activities.................    1,027,754        61,050      48,617
                                                              -----------    ----------    --------
Net increase in cash and cash equivalents...................      205,178       266,230       2,885
Cash and cash equivalents at beginning of year..............      285,619        19,389      16,504
                                                              -----------    ----------    --------
Cash and cash equivalents at end of year....................  $   490,797    $  285,619    $ 19,389
                                                              ===========    ==========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $       651    $      527    $    350
                                                              ===========    ==========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of equity securities in connection with business
    combinations, strategic alliances and services, and
    asset purchases.........................................  $ 7,014,185    $4,131,907    $ 16,020
                                                              ===========    ==========    ========
  Value of warrant issued in connection with service
    agreement...............................................  $        --    $       --    $    830
                                                              ===========    ==========    ========
  Equipment acquired under capital lease obligations........  $       215    $    9,374    $  6,481
                                                              ===========    ==========    ========
  Deferred stock compensation related to acquisitions and
    options granted.........................................  $   211,837    $    6,261    $  8,160
                                                              ===========    ==========    ========
  Conversion of convertible redeemable preferred and
    convertible preferred stock to common stock.............  $        --    $   46,101    $ 94,119
                                                              ===========    ==========    ========

                            See accompanying notes.

                               WEBMD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     WebMD Corporation (the "Company") was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation ("ActaMed") in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation ("MedE America") and Greenberg News Networks, Inc. ("Medcast") and changed its name from Healtheon Corporation to Healtheon/WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC ("Kinetra"). In May 2000, the Company completed its acquisition of Envoy Corporation ("Envoy"). In September 2000, the Company completed its acquisitions of Medical Manager Corporation ("Medical Manager"), CareInsite, Inc. ("CareInsite") and OnHealth Network Company ("OnHealth") and changed its name from Healtheon/WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and ActaMed for all years presented and for the WebMD, Inc., MedE America, Medcast, Envoy, Medical Manager, CareInsite and OnHealth acquisitions for the period subsequent to each respective acquisition date.

     The Company provides a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers. The Company's products and services promote administrative efficiency and assist in reducing the cost of healthcare and creating better patient outcomes.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These short-term investments are stated at cost, which approximates market. The Company's cash and cash equivalents are invested in various investment-grade commercial paper, money market accounts and certificates of deposit.

MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At December 31, 2000, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. These investments had an aggregate market value of $219,686 at December 31, 2000. Of the investments at December 31, 2000, debt securities with a cost of $214,690 were classified as

                               WEBMD CORPORATION
available-for-sale. Unrealized gains on these securities were $4,996 at December 31, 2000. There were no marketable securities held as of December 31, 1999.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to seven years for equipment and up to thirty-nine years for buildings. Leasehold improvements and equipment acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Amortization of intangible assets is computed on the straight-line basis over the respective estimated useful lives of the assets. Goodwill is being amortized over estimated useful lives of three to four years. Intangible assets related to acquired technology, customer lists, trademarks and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to fifteen years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or intangible assets or render the goodwill or intangible assets not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no impairment indicators have been identified.

SOFTWARE DEVELOPMENT COSTS

  Software to be Sold, Leased or Otherwise Marketed

     Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. There were no software costs capitalized in 2000, 1999 or 1998.

  Internal Use Software

     The Company accounts for internal use software development costs in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. As of December 31, 2000, net capitalized software costs totaled $11,184. Capitalized software costs are amortized over a three-year period. In 2000, the Company capitalized $3,422 of internal direct costs in connection with the implementation of certain software projects. There were no such costs capitalized in 1999 or 1998.

REVENUE RECOGNITION

     Revenue is derived from the Company's transaction services, physician services and portal services. The Company's transaction services include administrative services, such as transaction processing for medical, dental and pharmacy claims, and clinical lab and reporting services, such as lab test orders and

                               WEBMD CORPORATION
results. Transaction fees for providers vary according to the type of transaction and customer and market segments. Healthcare payers also pay fees to the Company for these services, generally on a per transaction basis. Transaction fees for payers vary according to the type of transaction and other factors, such as volume level commitments. The Company may also charge one-time implementation fees to providers and payers. Healthcare providers also pay the Company transaction fees for these services, either on a per transaction basis or as a flat rate per month. The Company's physician services include sales of The Medical Manager practice management system, which addresses the administrative, financial, clinical and practice management needs of physician practices, and subscription fees to the Company's physician portal, WebMD Practice. Portal services include advertising, sponsorship, content syndication and distribution and e-commerce transactions related to our Web site or a co-branded Web site with one of our online partners.

     Revenue from transaction fees is recognized as the services are provided.

     The Company follows Statement of Position No. 97-2, "Revenue Recognition," ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," for its software licenses. Revenue related to software license fees is recognized when a customer enters into a noncancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Additionally, SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized ratably over the contract period, which typically does not exceed one year. Revenue from transaction services, which are generally priced on a per transaction or monthly basis, is recognized when the services are performed.

     Revenue from advertising is recognized as advertisements are run on the Company's Web site or on co-branded Web sites. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized as subscriptions are placed with physicians. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes the Company's Internet-based services or purchases goods or services through the Company's Web site or co-branded Web site with one of its strategic partners. Certain agreements entered into by the Company included the issuance of equity securities by the Company.

     The Company recognizes revenue related to the nonmonetary exchange of advertising for advertising when such exchanges are objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." Revenue recognized from arrangements deemed to be nonmonetary exchanges of the Company's products and services for customer products and services totaled approximately $21,743 and $6,000 in 2000 and 1999, respectively. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. The costs in 2000 and 1999, respectively, related to these transactions were $21,743 and $6,000.

CONCENTRATION OF CREDIT RISK

     Three of the Company's customers, SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline Labs"), which was acquired by Quest Diagnostics Incorporated, Beech Street Corporation and UnitedHealth Group, each accounted for more than 10% of its revenue in 1999, and together accounted

                               WEBMD CORPORATION
for approximately 40.7% of its revenue for the same period. None of the Company's customers individually accounted for more than 10% of the Company's revenue in 2000.

ADVERTISING COSTS

     Advertising production costs are recorded as expense the first time an advertisement appears. The costs of communicating advertising are incurred and expensed as the advertisement is broadcast in accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs." All other advertising costs are expensed as incurred. Advertising expense totaled approximately $52,779 and $9,132 in 2000 and 1999, respectively, and was not material in 1998.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

ACCOUNTING FOR STOCK-BASED COMPENSATION

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

NET LOSS PER COMMON SHARE

     Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. On May 19, 1998, in connection with the Company's merger with ActaMed, all outstanding shares of the Company's convertible preferred stock and ActaMed's convertible redeemable preferred stock were converted into an aggregate of 39,272,329 shares of common stock.

     The following table presents the calculation of basic and diluted net loss per common share:

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   -----------
Net loss...............................................  $ (3,085,608)  $  (287,992)  $   (54,048)
                                                         ============   ===========   ===========
Basic and diluted:
  Weighted-average shares of common stock
     outstanding.......................................   244,688,375    81,330,212    36,417,963
  Less: Weighted-average shares subject to
     repurchase........................................            --      (963,517)   (1,431,303)
                                                         ------------   -----------   -----------
  Weighted-average shares used in computing basic and
     diluted net loss per common share.................   244,688,375    80,366,695    34,986,660
                                                         ============   ===========   ===========
Basic and diluted net loss per common share............  $     (12.61)  $     (3.58)  $     (1.54)
                                                         ============   ===========   ===========

     The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 169,664,930 in 2000, 63,898,198 in 1999, and 23,020,426 in
1998.

                               WEBMD CORPORATION

SEGMENT INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

     The Company is principally engaged in providing connectivity among the healthcare industry and considers itself to be in a single segment.

     During 2000, the Company completed its acquisitions of Envoy, Medical Manager, CareInsite, Kinetra and OnHealth. The integration of these acquired businesses into one company, which provides a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers, has been the focus of management during the past six months. See note 4. The revenue associated with these solutions provided by the Company are aggregated into four primary product groupings, as follows:

                                                        2000        1999       1998
                                                      --------    --------    -------
Transaction services................................  $268,835    $ 46,300    $33,777
Physician services..................................   120,071       2,704         --
Portal services.....................................   101,576       4,135         --
Other...............................................    26,671      49,010     15,061
                                                      --------    --------    -------
                                                      $517,153    $102,149    $48,838
                                                      ========    ========    =======

RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (i) offset against the change in fair value of the hedged asset, liability of firm commitment through income or (ii) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 became effective July 1, 2000 and provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company adopted FIN No. 44 on July 1, 2000.

     In January 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 99-17 "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 establishes

                               WEBMD CORPORATION
accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The Company's revenue recognition principles comply with EITF 99-17.

     In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 00-2 "Accounting for Website Development Cost." ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a Web site. It requires that an entity capitalize costs during the Web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The adoption of EITF 00-2 did not have a material impact on the Company's financial condition or its results of operations.

2.  BUSINESS COMBINATIONS

2000 MERGERS

MEDICAL MANAGER AND CAREINSITE

     On September 12, 2000, the Company completed its acquisition of Medical Manager, a provider of physician practice management systems in the U.S., and its publicly traded subsidiary CareInsite, a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. The Company exchanged 2.5 shares of its common stock for each share of Medical Manager common stock, 1.3 shares of its common stock for each share of CareInsite common stock and one share of its newly created Series B preferred stock for each share of CareInsite preferred stock. The total purchase consideration for Medical Manager and CareInsite was approximately $2,906,856, comprised of the issuance of 134,370,010 shares of the Company's common stock having an aggregate value of $2,145,722, the issuance of 100 shares of the Company's Series B convertible redeemable preferred stock with a value of $10,000, the assumption of options and warrants to purchase 81,084,865 shares of common stock with an aggregate fair value of $710,475 and estimated acquisition costs of $40,389, consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices are allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of purchase price, the Company recorded $54,000 for identifiable intangibles (primarily customer lists, trademarks and workforce) and $2,266,496 in goodwill. The identifiable intangibles are being amortized over their estimated useful lives of three to fifteen years. Goodwill is being amortized over three years. Medical Manager's and CareInsite's results of operations have been included in the Company's consolidated financial statements from September 12, 2000, the closing date of the acquisition.

     In connection with the acquisition of Medical Manager and the related integration and consolidation, the Company's board of directors approved management's plan to dispose of Porex. See note 5.

ONHEALTH

     On September 12, 2000, the Company completed its acquisition of OnHealth, a source of consumer-oriented health and wellness information, products and services on the Web. The Company exchanged 0.189435 shares of its common stock for each share of OnHealth common stock. The total purchase consideration was approximately $363,010, comprised of $25,000 in loans to OnHealth, approximately 4,678,609 shares of common stock having an aggregate fair value of $287,267, the assumption of options and warrants to purchase 1,384,113 shares of common stock with an aggregate fair value of $46,893 and estimated acquisition costs of $3,850 consisting principally of investment banking fees, professional service

                               WEBMD CORPORATION
fees, including attorneys, accountants and printers, filing and registration costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of purchase price, total goodwill recorded in connection with the purchase was $374,634 and is being amortized over three years. OnHealth's results of operations have been included in the consolidated financial statements from September 12, 2000, the closing date of the acquisition.

ENVOY

     On May 26, 2000, the Company completed its acquisition of Envoy, a provider of electronic data interchange and transaction processing services to participants in the healthcare market, from Envoy's parent, Quintiles Transnational Corp. ("Quintiles"). The total purchase consideration was approximately $2,440,240, comprised of a $400,000 cash payment, 35,000,000 shares of common stock having an aggregate fair value of $2,022,781 and an estimated $17,459 in acquisition costs (consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs). In connection with the acquisition, Quintiles issued the Company a warrant to purchase up to 10,000,000 shares of Quintiles common stock at $40.00 per share, which is exercisable for four years. Stock received by Quintiles in the transaction is subject to restrictions on sale for one to two years from the date of issuance. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of purchase price, the Company recorded $159,200 for identifiable intangibles (primarily customer lists and trademarks) and goodwill of $2,211,565. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years. Envoy's results of operations have been included in the Company's consolidated financial statements from May 26, 2000, the closing date of the acquisition.

KINETRA

     On January 31, 2000, the Company completed its acquisition of Kinetra, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company. Kinetra is a provider of health information networks and healthcare e-commerce services that enhance decision-critical information flow within the healthcare field. The total purchase consideration for Kinetra was approximately $291,538, comprised of 7,437,248 shares of common stock having an aggregate value of $286,288, $5,250 of acquisition costs and a nominal amount of cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of purchase price, the Company recorded $49,000 for identifiable intangibles (primarily customer lists, trademarks and acquired technology) and goodwill of $235,000. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years. Kinetra's results of operations have been included in the Company's consolidated financial statements from January 31, 2000, the closing date of the acquisition.

1999 MERGERS

WEBMD, INC.

     On November 12, 1999, the Company completed its acquisition of WebMD, Inc., a provider of Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers. The Company exchanged 1.796 shares of its

                               WEBMD CORPORATION
common stock for each share of WebMD, Inc. common stock. The total purchase consideration was approximately $3,659,921, comprised of the issuance of 63,932,659 shares of common stock with an aggregate fair value of $2,204,478, the assumption of options and warrants to purchase 49,012,168 shares of common stock with an aggregate fair value of approximately $1,409,746, and $45,697 of acquisition costs (consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs) and approximately $2,530 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. Identifiable intangible assets of approximately $196,307, primarily related to acquired technology, customer lists, and trademarks are being amortized over one to five years. WebMD, Inc.'s results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

MEDE AMERICA

     On November 12, 1999, the Company completed its acquisition of MedE America, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers. The Company exchanged 0.7494 shares of its common stock for each share of MedE America stock. The total purchase consideration was approximately $417,292, comprised of the issuance of 10,404,454 shares of the Company's common stock with an aggregate fair value of $388,221, the assumption of options to purchase 468,584 shares of the Company's common stock with an aggregate fair value of approximately $13,644, and $15,427 of acquisition costs. Acquisition costs consisted principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs and approximately $4,756 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. Identifiable intangible assets of approximately $105,545, primarily related to customer lists, trademarks and acquired technology, are being amortized over three to four years. MedE America's results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

MEDCAST

     On November 12, 1999, the Company completed its acquisition of Medcast, an Internet-based medical news and information service. The total purchase consideration was approximately $112,953, comprised of the issuance of 2,528,465 shares of the Company's common stock with an aggregate fair value of $101,391, the assumption of options to purchase 164,036 shares of the Company's common stock with an aggregate fair value of approximately $3,378, $2,336 in cash and $5,848 of acquisition costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. Identifiable intangible assets of $17,700, primarily related to customer lists, trademarks and acquired technology are being amortized over two to three years. Medcast's results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

                               WEBMD CORPORATION

SMITHKLINE LABS AGREEMENT

     In January 1999, the Company entered into a services agreement with SmithKline Labs under which the Company will provide certain electronic laboratory results delivery services to various provider sites. In addition, in January 1999, the two companies completed an asset purchase agreement under which the Company purchased certain assets from SmithKline Beecham Corporation, used by its subsidiary SmithKline Labs, to provide these laboratory results delivery services in exchange for $2,000 in cash and 1,833,333 shares of the Company's common stock with a value of $11,000. On August 16, 1999, SmithKline Labs was sold by SmithKline Beecham to Quest Diagnostics Incorporated.

ACTAMED

     On May 19, 1998, the Company completed its merger with ActaMed, a developer and provider of an integrated healthcare network, in a transaction that has been accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and ActaMed for all dates and periods presented. The Company issued 23,271,355 shares of its common stock in exchange for all of the outstanding shares of common and convertible redeemable preferred stock of ActaMed. The Company also assumed all outstanding stock options and warrants to acquire 3,383,011 shares of common stock, after giving effect to the exchange ratio.

     Separate results of the combined entities for the four months ended April 30, 1998 (period ended immediately prior to the merger) were as follows (unaudited):

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1998
                                                              --------------
Revenue:
  WebMD.....................................................     $  6,405
  ActaMed...................................................        6,690
                                                                 --------
                                                                 $ 13,095
                                                                 ========
Net loss:
  WebMD.....................................................     $ (6,664)
  ActaMed...................................................       (6,186)
                                                                 --------
                                                                 $(12,850)
                                                                 ========

     There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisitions of WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite and OnHealth including the amortization of goodwill and other intangible assets as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates

                               WEBMD CORPORATION
indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these amounts for any future periods:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Net revenue...............................................  $   794,272    $   631,857
                                                            ===========    ===========
Net loss..................................................  $(4,157,317)   $(3,589,792)
                                                            ===========    ===========
Basic and diluted net loss per share......................  $    (11.63)   $    (10.87)
                                                            ===========    ===========

3. SIGNIFICANT TRANSACTIONS

NEWS CORPORATION STRATEGIC RELATIONSHIP

     Pursuant to an agreement signed and publicly announced in December 1999 and closed in January 2000, the Company entered into a strategic alliance with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates (collectively, "News Corporation"). The Company issued to News Corporation 2,000,000 shares of common stock and 155,951 shares of Series A Preferred Stock, convertible into 21,282,645 shares of common stock. The Company received from News Corporation cash in the amount of $100,000, domestic and international advertising and promotion on News Corporation's various properties with a fair value of $207,000 and $155,000, respectively, to be used over 10 years, and a 50% interest in The Health Network LLC, a health-focused cable network and in Health & Fitness, which operated a companion Web site, "thehealthnetwork.com" with a fair value of $231,999. The Company and News Corporation also entered into a 5-year agreement for the Company to provide syndicated daily broadcast content for use across various News Corporation properties for cash payments totaling $12,000 annually.

     In addition to the above, WebMD International LLC, a newly formed entity, was created. The Company obtained a 50% interest in WebMD International LLC. No value was assigned to this interest.

     On December 29, 2000, the Company revised its strategic alliance with News Corporation. As a result, the Company retains the right to receive $205,000 in domestic media services from News Corporation over ten years and will continue to provide content for use across News Corporation's media properties for the next four years. News Corporation transferred its 50% interest in the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. During 2000, the Company recognized $21,324 in advertising expense related to the domestic media services provided by News Corporation. No accounts receivable were outstanding as of December 31, 2000.

     In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD's Series A Convertible Preferred Stock, which would have converted into 21,282,645 shares of the Company's common stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. Included in the restructuring and integration charge is a non-cash charge of approximately $279,000 in the year ended December 31, 2000 as a result of this transaction.

MICROSOFT STRATEGIC RELATIONSHIP

     Prior to its acquisition by the Company, WebMD, Inc. entered into a five-year strategic alliance with Microsoft Corporation ("Microsoft") under which the Company will develop, host and maintain on its

                               WEBMD CORPORATION
servers a health channel for MSN, MSNBC and WebTV. Microsoft has committed to provide a minimum of 125 million impressions to the Company's health channel per year for the term of the agreement. Over the term of the agreement, the Company will pay Microsoft an aggregate of $162,000 for the distribution of the Company's consumer health content and services, or carriage fees. In addition, Microsoft and the Company have each committed co-marketing funds of $50,000 over the first two years of the agreement. As of December 31, 2000 and 1999, the Company had recognized $30,562 and $3,950 as sales and marketing expense related to the carriage fees.

     Microsoft remits to the Company 100% of net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft places on the Company's Web site each year during the term until the Company has received that portion of the $162,000 carriage fees that was payable during that year, and then will share revenue equally thereafter. The amount equal to the portion of the $162,000 carriage fees that is payable during each year is a guaranteed minimum amount. Microsoft is entitled to satisfy its guaranteed minimums by purchasing or placing advertising on the Company's Web site. The Company has agreed to make sufficient advertising space available to Microsoft for this purpose. The Company does not recognize any revenue based on the guaranteed minimum payment amounts, but recognizes only the actual revenue derived from third party advertising. The Company recognizes revenue derived from advertising on the Microsoft health channels, net of commissions, on notification from Microsoft that the advertisements have been placed on the health channels and billed by Microsoft. Payments by Microsoft that are made to satisfy the guaranteed minimums are recorded as a reduction of the carrying value of prepaid content and services-related parties. During 2000 and 1999, the Company recognized $5,996 and $1,590 related to health channel advertising revenue and no revenue related to advertising placed by Microsoft on the Company's Web site.

     Microsoft agreed to sponsor up to 5.0 million subscriber months of subscriptions to the Company's physician Web site over the term of the agreement. The Company records revenue as subscriptions are placed with physicians. The Company pays a commission on all subscriptions placed by Microsoft. During 2000 and 1999, $16,114 and $1,845 was recorded as revenue related to subscriptions sponsored by Microsoft. This amount has been recorded net of commissions.

     The Company shares with Microsoft 50% of net revenue from banner and other advertising on its physician Web site generated by sponsored subscriptions until Microsoft has received the amount it has incurred for its sponsored subscriptions. Thereafter, the Company will share 25% of this revenue with Microsoft. In addition, the Company will share with Microsoft 15% of its net revenue from e-commerce transactions and additional services not included in the basic subscription to the Company's physician Web site generated by these sponsored subscriptions. There were no obligations to Microsoft as of December 31, 2000 or 1999 relating to this provision.

     The value assigned to the Microsoft strategic agreement was $180,000 upon the acquisition of WebMD, Inc. by the Company. As of December 31, 2000 and 1999, the Company had recognized $36,000 and $4,500 as sales and marketing expense for amortization of this asset. As of December 31, 2000 and 1999, the accounts receivable from Microsoft was $17,333 and $9,030.

     Microsoft has a warrant to purchase 13,676,389 shares of the Company's common stock at a price of $30.16. The warrant is fully vested and expires on May 12, 2004. Additionally, Microsoft owns 11,933,342 shares of the Company's common stock. As of December 31, 2000, an executive of Microsoft was a board member of the Company.

     Subsequent to year end, Microsoft and the Company entered into a non-binding letter of intent with respect to revisions to their relationship. See note 18.

                               WEBMD CORPORATION

TERMINATION OF DUPONT STRATEGIC RELATIONSHIP

     Prior to its merger with the Company, WebMD, Inc. entered into a strategic relationship under which E.I. du Pont de Nemours and Company ("DuPont") agreed to be the exclusive provider of life science content. DuPont also agreed to certain co-promotion, marketing and banner rights on the Company's Web site. DuPont agreed to pay carriage fees totaling $26,000 over three years. In addition, DuPont agreed to sponsor approximately 6 million subscriber months during the five-year term of the agreement. The Company and DuPont agreed to share in the revenue generated by the Web site for advertising, third party carriage fees and e-commerce. In connection with the agreement, the Company issued a warrant to DuPont to purchase 9,946,966 shares of common stock at $8.00 per share. The warrant vested immediately upon issuance and expires five years from the issuance date.

     In December 2000, in connection with its restructuring and integration efforts, the Company and DuPont agreed to terminate their strategic alliance. In connection with the termination of the existing agreement, DuPont surrendered a portion of its warrant to purchase common stock of the Company, and retained a right to purchase 3,000,000 shares of the Company's common stock at an exercise price of $8.00 per share. The Company recorded $33,199 in paid in capital related to the reacquisition of a portion of the warrant, and a non-cash charge of $33,785 related to prepaid content and services, which is included in the restructuring and integration charge for the year ended December 31, 2000.

4. RESTRUCTURING AND INTEGRATION CHARGES

     In the third quarter of 2000, the Company's Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by the Company since November 1999 and consolidating the Company's operational infrastructure into a common platform to more efficiently service its customers.

     Additionally, as part of the Company's restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and its partners, potential conflicts with other agreements as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. As a result of this process, the Company is in discussions with several of its partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have already resulted in revisions to some of the Company's strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges.

     In connection with the Company's restructuring and integration efforts, the Company recorded a total charge in the year ended December 31, 2000 of $452,919, which consists of: (i) $320,879 relating to the restructuring of contracts primarily associated with News Corporation and DuPont, of which $312,791 represented non-cash charges, (ii) personnel-related restructuring costs of $70,173, of which $53,144 represented non-cash stock option compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 1,100 employees that the Company identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company, (iii) facilities charges of $51,262, comprised of 37,184 of future lease obligations and lease cancellation penalties and $14,078 of non-cash fixed asset write-offs related to vacating duplicate facilities, and
(iv) $10,605 of integration costs, consisting primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of the Company's business. Integration costs are recorded as expense in the period in which they arise.

                               WEBMD CORPORATION

     The following table presents cash activity in the restructuring and integration related accrual during the year ended 2000:

                                            SEVERANCE    FACILITIES     OTHER       TOTAL
                                            ---------    ----------    --------    --------
Initial Accrual.........................     $17,029      $37,184      $ 18,693    $ 72,906
Cash Payments...........................      (8,430)      (1,341)      (10,010)    (19,781)
                                             -------      -------      --------    --------
Balance at December 31, 2000............     $ 8,599      $35,843      $  8,683    $ 53,125
                                             =======      =======      ========    ========

5. ASSETS HELD FOR SALE

     In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company's acquired businesses, the Company's Board of Directors approved management's plan to dispose of Porex Corporation and the Company's other plastics and filtration technologies subsidiaries (collectively, "Porex"). Porex Corporation was a wholly owned subsidiary of Medical Manager prior to the completion of the acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The Company is exploring various divestiture alternatives in consultation with its financial advisors. The disposition is expected to be completed in 2001. The expected net proceeds and the cash flows of Porex until sold were allocated to net assets held for sale in the allocation of the Medical Manager purchase price and is included in other current assets. Any difference between the actual and expected net proceeds will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     Activity in net assets held for sale from the acquisition date to December 31, 2000 is as follows:

Allocation of purchase price................................    $204,356
Estimated net income through disposition....................      10,200
                                                                --------
Balance at December 31, 2000................................    $214,556
                                                                ========

     Porex had net income of $2,756 from the acquisition date to December 31, 2000. Porex's results of operations and cash flows have been excluded from the consolidated statement of operations for the year ended December 31, 2000.

                               WEBMD CORPORATION

6. PREPAID CONTENT, SERVICES AND DISTRIBUTION

     In connection with obtaining Web site content and distribution services, the Company paid cash or issued equity instruments to certain service providers, including related parties. The amount of payments made or the fair value of equity instruments issued has been capitalized and is being amortized over the agreement term. Prepaid costs by category are summarized as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
CURRENT PORTION
Content.....................................................    $  4,589    $  1,478
Distribution................................................         679       3,958
                                                                --------    --------
                                                                $  5,268    $  5,436
                                                                ========    ========
LONG-TERM PORTION
Content.....................................................    $    417    $     --
Services....................................................      87,386       2,215
Distribution................................................     141,278     270,823
                                                                --------    --------
                                                                $229,081    $273,038
                                                                ========    ========

     Total prepaid content, services and distribution includes $223,163 and $175,596 as of December 31, 2000 and 1999, respectively, from related parties.

7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Computer equipment..........................................    $ 88,832    $ 44,219
Land........................................................         548         150
Buildings...................................................       5,453       1,664
Office equipment, furniture and fixtures....................      19,975       8,985
Purchased software for internal use.........................      20,197       9,725
Leasehold improvements......................................      19,095       3,092
                                                                --------    --------
                                                                 154,100      67,835
Less accumulated depreciation...............................     (63,744)    (19,451)
                                                                --------    --------
Property and equipment, net.................................    $ 90,356    $ 48,384
                                                                ========    ========

     Property and equipment included assets acquired under capital lease obligations with a cost of approximately $11,036 and $9,374 at December 31, 2000 and 1999, respectively. Accumulated depreciation related to the assets acquired under capital leases totaled $8,557 and $6,040 at December 31, 2000 and 1999, respectively.

                               WEBMD CORPORATION

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                      DECEMBER 31,
                                                AMORTIZATION    -------------------------
                                                   PERIOD          2000           1999
                                                ------------    -----------    ----------
Goodwill......................................    3-4 years     $ 8,407,226    $3,276,091
Customer lists................................   4-10 years         232,730        84,130
Acquired technology...........................      3 years          70,447        64,747
Trademarks....................................   3-15 years         138,869       116,869
Other.........................................    1-3 years         163,193        80,325
                                                                -----------    ----------
                                                                  9,012,465     3,622,162
Less accumulated amortization.................                   (2,243,271)     (193,397)
                                                                -----------    ----------
                                                                $ 6,769,194    $3,428,765
                                                                ===========    ==========

9. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Accrued professional fees...................................    $ 26,302    $     --
Accrued merger costs........................................      37,722      51,020
Accrued restructuring costs.................................      53,125          --
Accrued compensation........................................      29,288      10,994
Other accrued liabilities...................................     123,757      43,601
                                                                --------    --------
          Total accrued expenses............................    $270,194    $105,615
                                                                ========    ========

10. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

     Envoy (which became a subsidiary of the Company upon its acquisition in May
2000) and certain of its officers were named as defendants in three identical lawsuits filed in the United States District Court for the Middle District of Tennessee, Nashville Division. The plaintiff in each of these lawsuits purported to represent a class of persons who purchased the securities of Envoy during the class period from February 12, 1997 through August 18, 1998. In these three original complaints, the plaintiffs sued the defendants for violations of the federal securities laws. The District Court ordered the three cases consolidated under the caption In re Envoy Corporation Securities Litigation, and on December 28, 1998, the plaintiffs, pursuant to the District Court's consolidation orders, filed a consolidated class action complaint. The consolidated complaint reasserted the federal securities law claims and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation.

     Plaintiffs allege that the defendants made material misrepresentations and omissions in Envoy's public filings and public statements concerning Envoy's financial statements and Envoy's accounting for certain charges taken in connection with acquisitions. Plaintiffs allege that, as a result of defendants' alleged actions, Envoy's reported earnings during the class period were overstated and the price for Envoy's common stock was artificially inflated. Plaintiffs seek recovery of an unspecified sum in damages on behalf of persons who allegedly purchased Envoy's stock at such allegedly inflated prices.

     On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs' claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the Court dismissed the consolidated

                               WEBMD CORPORATION
complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. On May 31, 2000, defendants filed a motion to dismiss the amended consolidated complaint. The Court on February 2, 2001 entered an order denying in part and granting in part defendants' motion to dismiss the amended consolidated complaint. Specifically, the Court denied the motion to dismiss as to defendants Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants. The Agreement and Plan of Merger among the Company, Pine Merger Corp., Envoy, Quintiles and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify us with respect to this litigation.

     A lawsuit was filed against Medical Manager Health Systems, Inc. (which became a subsidiary of the Company upon Medical Manager's merger with the Company in September 2000) and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of Medical Manager Health Systems' issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. Medical Manager Health Systems moved to dismiss the amended complaint and the court ruled in favor of that motion. Plaintiffs have appealed this dismissal to the Court of Appeals for the 11th Circuit. The oral argument for the appeal was held in November 2000, but no decision has been issued by the Court of Appeals. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses.

     Quintiles and the Company entered into a Data Rights Agreement in connection with the acquisition of Envoy by the Company from Quintiles in May 2000. Under the Data Rights Agreement, the Company provided certain data to Quintiles through Envoy, which Quintiles used to provide market research and related products and services to third parties. On February 23, 2001, the Company provided notice to Quintiles that the Company's subsidiary Envoy, which provides electronic transaction services for the healthcare industry, would be temporarily suspending the provision of data under the Data Rights Agreement between the parties. The suspension was in accordance with provisions of the Data Rights Agreement that permit such suspension if the Company reasonably believes that providing the data would violate applicable law. In accordance with procedures set forth in the Data Rights Agreement between the parties, the Company intended to suspend sending such data to Quintiles until such time as Quintiles performed its obligations under the Data Rights Agreement.

     On Sunday, February 25, 2001, Quintiles filed an action for breach of contract seeking temporary and permanent injunctive relief and unspecified damages, and obtained an ex parte Temporary Restraining Order from the Superior Court of Wake County, North Carolina, requiring the Company to continue to provide data to Quintiles. The Company removed the action to the United States District Court for the Eastern District of North Carolina. On March 13, 2001, the District Court entered an order continuing the state court temporary restraining order. In the course of this litigation, the Company presented opinions of counsel that the transmission of data pursuant to the Data Rights Agreement violated certain state privacy laws. Quintiles disputed these legal interpretations. Thereafter, the access specifications pursuant to which data is transmitted to Quintiles were modified to further de-identify patient information. In addition, Quintiles provided to the Company opinions of counsel that applicable state privacy laws would not be violated by transmission of data pursuant to the modified access specifications, together with a proposed undertaking of indemnification by Quintiles in favor of the Company, and certifications that the patient information contained in its existing databases had been de-identified consistent with the recently modified access specifications. Because determinations whether data has been sufficiently de-identified depend on complex factual and statistical analyses, the opinions presented by Quintiles relied on fact-intensive analyses prepared by statisticians and others.

                               WEBMD CORPORATION

     A further hearing was conducted by the District Court on March 15, 2001, and on March 16, 2001, the District Court ordered the Company to continue to provide data to Quintiles in the form represented to the court during the March 15, 2001 hearing. That form reflected the recently modified access specifications. On March 21, 2001, the District Court entered an order continuing in effect the injunction. Currently, the Company is providing data to Quintiles pursuant to this order. The Company is currently engaged in settlement discussions with Quintiles. However, the Company cannot provide assurances that a settlement will be reached. If a settlement is not reached, the Company expects to seek appellate review, by the Fourth Circuit Court of Appeals, of the District Court's order.

     On March 8, 2001, InfoCure Corporation filed a complaint against the Company and Envoy in the Superior Court of the County of Fulton in the State of Georgia. The complaint asserts, among other things, that the Company has breached its marketing agreement with InfoCure by withholding certain rebates owed to InfoCure, by failing to perform certain services and by soliciting InfoCure's customers. The complaint seeks damages in excess of $46.5 million. The Company believes that InfoCure's positions are without merit and intends to vigorously defend against the complaint.

     Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone mammary implants. One of the pending claims is styled as a purported class action. Certain of the actions against Porex have been dismissed or settled by the manufacturer or insurance carriers of Porex without material cost to Porex. The Company believes its insurance coverage provides adequate coverage against liabilities that could arise from actions or claims arising out of Porex's distribution of implants.

     In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

STRATEGIC RELATIONSHIPS

     The Company has agreements with various content providers and strategic partners whereby the Company is committed to pay certain amounts in connection with content, services and distribution obtained for use on its Web site and certain distribution arrangements. The Company has recorded $66,194 and $15,861 as costs related to these agreements during 2000 and 1999, respectively. The Company's non-cancelable future commitments under these agreements, a portion of which are with related parties, are as follows:

                                                     UNRELATED    RELATED
                                                      PARTIES     PARTIES      TOTAL
                                                     ---------    --------    --------
2001...............................................  $ 45,559     $ 33,375    $ 78,934
2002...............................................    45,277       32,875      78,152
2003...............................................    17,644       34,375      52,019
2004...............................................    10,072        8,750      18,822
2005...............................................     6,286           --       6,286
Thereafter.........................................        --           --          --
                                                     --------     --------    --------
                                                     $124,838     $109,375    $234,213
                                                     ========     ========    ========

                               WEBMD CORPORATION

LEASES

     The Company leases its office and other facilities under operating lease agreements that expire at various dates through April 2019. Total rent expense for all operating leases was approximately $18,358, $4,106 and $2,386 in 2000, 1999, and 1998, respectively. Future minimum lease commitments under non-cancelable lease agreements (including leases identified as part of the integration effort) at December 31, 2000 were as follows:

                                              GROSS                     NET
                                            OPERATING    SUBLEASE    OPERATING    CAPITAL
                                             LEASES       INCOME       LEASE      LEASES
                                            ---------    --------    ---------    -------
Year ended December 31, 2001..............  $ 24,196     $ (1,075)   $ 23,121     $2,738
2002......................................    19,523       (1,075)     18,448        381
2003......................................    16,992       (1,075)     15,917         78
2004......................................    14,169       (1,075)     13,094         20
2005......................................    10,419       (1,075)      9,344         --
Thereafter................................    77,911       (6,379)     71,532         --
                                            --------     --------    --------     ------
Total minimum lease payments..............  $163,210     $(11,754)   $151,456      3,217
                                            ========     ========    ========
Amount representing interest..............                                          (193)
                                                                                  ------
Present value of minimum lease payments
  under capital lease obligations.........                                         3,024
Less current portion......................                                         2,738
                                                                                  ------
Non-current portion.......................                                        $  286
                                                                                  ======

11. RETIREMENT PLAN

     The Company maintains a defined contribution 401(k) plan covering substantially all of its employees. Participants must be 21 years of age or older and may contribute up to $10.5 from their earnings annually. There is no service requirement. The plan also provides for discretionary Company profit sharing contributions. The Company has not made any such contributions to the plan through December 31, 2000. In connection with the acquisitions made by the Company during the fiscal year ended December 31, 2000, the Company assumed existing 401(k) plans, including plans covering Medical Manager and CareInsite employees. Such plans were frozen and will be merged into the Company's plan or will be terminated during the current fiscal year. Medical Manager Health Systems maintains for its employees a 401(k) plan in which it matches a portion of the participant's contribution in cash. Porex maintains for its employees the Porex Technologies 401(k) Savings Plan, pursuant to which the Company matches a portion of a participant's contribution in the form of the Company's common stock. OnHealth employees became eligible for the Company's 401(k) plan as of November 1, 2000, Envoy employees became eligible on July 1, 2000 and Medical Manager employees, other than employees of Medical Manager Health Systems and Porex, and CareInsite employees became eligible on January 1, 2001.

12. STOCKHOLDERS' EQUITY

COMMON STOCK

     On February 10, 1999, the Company completed its initial public offering and sold 5,750,000 shares of common stock realizing net proceeds of $41,399.

     On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, invested $930,000 in exchange for 15,000,000 shares of common stock at $62.00 per share in a private transaction.

                               WEBMD CORPORATION

     During December 2000, the Company repurchased 5,163,509 shares of common stock for an aggregate price of $30,759. These shares are reflected as treasury shares in the accompanying consolidated balance sheet.

SERIES A CONVERTIBLE PREFERRED STOCK

  1998 Series A

     In November 1998, the Company issued 7,683,341 shares of Series A Convertible Preferred Stock ("1998 Series A Preferred") for $46,101 of cash proceeds. Upon the closing of the initial public offering in February 1999, all of the outstanding shares of 1998 Series A Preferred were converted into shares of common stock.

  2000 Series A

     In January 2000, the Board of Directors authorized 213,000 shares of Series A Convertible Preferred Stock ("2000 Series A Preferred") with a par value of $0.0001 per share and a face value of $5,000 per share. The 2000 Series A Preferred is entitled to quarterly dividends at a per annum rate of 10.5% of the face amount plus any accrued and unpaid dividends, payable in additional shares of 2000 Series A Preferred. With respect to dividend rights, other than the right to receive additional shares of 2000 Series A Preferred, rights on liquidation, winding up or dissolution, whether voluntary or involuntary, the Series A Preferred ranks on a parity with the Company's common stock and junior to the Series B Preferred. The 2000 Series A Preferred converts into common stock automatically on the third anniversary of the date of issuance. The 2000 Series A Preferred holders are entitled to vote with common stockholders on an as converted basis.

     At December 31, 2000, there were 155,951 shares of 2000 Series A Preferred outstanding. In connection with the revised strategic alliance with News Corporation, the 155,951 shares of 2000 Series A Preferred were surrendered to the Company subsequent to year end. The 2000 Series A Preferred would have converted into an aggregate of 21,282,645 shares of the Company's common stock.

     Included in depreciation, amortization and other in the accompanying statement of operations for the year ended December 31, 2000 is $108,196 representing dividends/accretion related to the 2000 Series A Preferred Stock.

SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

     In September 2000, the Board of Directors authorized 200 shares of Series B Convertible Redeemable Preferred Stock ("Series B Preferred"). In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Preferred in exchange for all the outstanding shares of CareInsite's preferred stock. The Series B Preferred ranks, with respect to the payment of dividends and to distribution of assets upon liquidation, dissolution or winding up, whether voluntary or involuntary, senior to all of the Company's common stock and to the 2000 Series A Preferred. The Series B Preferred pays no annual dividend and shares in any dividends paid on the common stock on an as converted basis. The Series B Preferred is convertible in March 2002 into an aggregate of 263,957 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred is redeemable for an aggregate of $10,000 by the Company or the holder in March 2002 or by the holder following the notice of a change of control of the Company.

                               WEBMD CORPORATION

     The Series B Preferred holder generally has no voting rights. However, as long as Series B Preferred are outstanding, the Company may not, without the affirmative vote or consent of the holder of a majority of the Series B Preferred voting separately as a class, directly or indirectly or through merger or consolidation:

          - amend, alter or repeal any provision of the certificate of incorporation or corporate bylaws so as to adversely affect the rights, preferences, privileges or powers of the Series B Preferred

          - authorize or issue any new class of shares of capital stock having a preference with respect to dividends, redemption and/or liquidation over the Series B Preferred

          - reclassify any capital stock into shares having a preference with respect to the dividends, redemption and/or liquidation over the Series B Preferred.

WARRANTS

     The Company has warrants outstanding to purchase 36,993,352 shares of common stock at prices ranging from $.01 to $74.22 per share, with a weighted average exercise price of $23.16 per share. Substantially all of the outstanding warrants are currently vested and exercisable.

     In January 2000, in connection with a marketing and services agreement entered into with Medic Computer Systems, Inc., the Company issued Medic a warrant to purchase 4,376,445 shares of the Company's common stock at $1.00 per share. The warrant vests over a four-year period, subject to Medic achieving certain performance thresholds. The agreement also provides for additional warrants to be issued to Medic upon the achievement of certain additional performance thresholds. As of December 31, 2000, the performance thresholds have not been achieved. No value has been assigned to the warrants.

     The Company has other agreements which provide for the issuance of up to 250,000 warrants at the then current prevailing market price, should certain performance thresholds be met. At December 31, 2000, such performance thresholds have not been achieved and no value has been assigned to the warrants.

     In addition, the Company has agreed to issue warrants to a customer each year for a five year period ending in January of 2005, with the number of warrant shares being determined based on certain revenue recognized by the Company from that customer. The number of warrant shares to be issued is based on the revenue from that customer, divided by the exercise price of the warrant. The exercise price of the warrant is determined based on the greater of $30 per share or the then current market price. The agreement provides that the number of warrant shares to be issued at the end of the first year is reduced by 100,000, representing the number of warrant shares issued upon closing of the agreement. There were no additional warrants earned in 2000.

13. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

     The Company has various stock option plans (collectively, the "Plans") for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates. Options are generally granted at prices not less than the fair market value on the date of grant. Options granted under the Plans expire within four to fifteen years from the date of grant. An aggregate of 6,486,945 shares of common stock remain reserved for issuance under the Plans.

     In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At December 31, 2000, there were options to purchase 6,857,500 shares of common stock

                               WEBMD CORPORATION
outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.

     On October 20, 1998, the Company offered employees who were granted options from July 1998 through October 1998 the ability to cancel their original option grant in exchange for a new option agreement with a new vesting start date and an option price of $3.55 per share; the deemed fair value of the Company common stock on that date was $4.80. A total of 3,380,200 option shares with exercise prices of $4.50, $6.30, $7.00 and $8.00 were eligible to be repriced. A total of 2,057,950 option shares were canceled and reissued.

     In connection with the mergers with Medical Manager, CareInsite and OnHealth, the Company assumed all the outstanding options issued under the respective stock option plans and arrangements, after the application of the exchange ratio, and reserved 76,640,029 shares for Medical Manager and CareInsite and 1,354,482 shares for OnHealth of common stock for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of these acquisitions, options for 21,265,330 and 1,067,796 shares, respectively were fully vested. The remainder of the shares vest based upon the terms of the original plans ranging from three to five years.

     In connection with the 1999 mergers with ActaMed, WebMD, Inc., MedE America and Medcast, the Company assumed all the outstanding options issued under the respective stock option plans and arrangements, after the application of the exchange ratio, and reserved 3,100,489; 14,734,986; 468,584 and 164,036 shares of common stock for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of these acquisitions, options for 2,717,269; 8,637,406; 60,136 and 83,626 shares, respectively, were fully vested. The remainder of the shares vest based upon the terms of the original plans, generally four years.

     Shares issued subject to restricted stock purchase agreements totaled 1,098,732 in 1998. All of these shares were issued to employees for cash. The common stock is subject to repurchase at the original exercise price until vested, at the Company's option. The shares vest over a period of time as determined by the Board of Directors for each individual purchase agreement, generally four years.

     During 1999, 375,000 shares were repurchased from terminated employees. No shares were repurchased during 2000. In addition, on December 14, 1998, 455,000 shares of common stock issued in July 1998 subject to restricted stock purchase agreements were rescinded as part of the repricing program. Shares subject to repurchase totaled approximately 651,000 and 1,247,000 at December 31, 1999 and 1998, respectively.

     The Company recorded deferred stock compensation of approximately $211,837, $6,261 and $8,160 in 2000, 1999 and 1998, respectively. These amounts represented the difference between the exercise price and the deemed fair value of common stock on the date the stock options were granted. The Company recorded amortization of deferred stock compensation of approximately $72,459, $7,633 and $3,376 in 2000, 1999 and 1998, respectively, based on a graded vesting method. At December 31, 2000, the Company had a total of approximately $144,467 remaining to be amortized on a graded vesting method over the corresponding vesting period of each respective option, generally four years.

     The components of the $211,837 of deferred stock compensation recorded in 2000 are: (i) $117,402 related to 54,538,222 unvested options assumed in the Medical Manager, CareInsite and OnHealth mergers, (ii) $79,577 related to 7,943,761 options granted to Envoy employees at $4.23 per share on June 20, 2000 and (iii) $14,858 related to 1,365,416 options granted to certain Company executives in May and June of 2000 with exercise prices ranging from $2.00 to $9.06.

                               WEBMD CORPORATION

     The Company also recorded stock compensation expense of $53,144 in 2000 primarily related to the resignation of certain executives, pursuant to the applicable employment and separation agreements. The agreements cover options to acquire an aggregate of 11,907,251 shares of common stock.

     A summary of the status of the Company's stock option plans for the three year period ended December 31, 2000 is presented below:

                                                       YEARS ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------------------
                                   2000                          1999                           1998
                       ----------------------------   ---------------------------   ----------------------------
                                        WEIGHTED                      WEIGHTED                       WEIGHTED
                                        AVERAGE                       AVERAGE                        AVERAGE
                        NUMBER OF    EXERCISE PRICE   NUMBER OF    EXERCISE PRICE    NUMBER OF    EXERCISE PRICE
                         SHARES        PER SHARE        SHARES       PER SHARE        SHARES        PER SHARE
                       -----------   --------------   ----------   --------------   -----------   --------------
Outstanding beginning
  of year............   27,644,846       $ 9.98       11,512,800       $ 2.06         9,200,251       $0.72
  Granted............   41,419,515        15.85        7,407,738        20.41         7,743,881        4.32
  Assumed............   77,994,511        17.18       15,367,606         7.95                --          --
  Exercised..........   (7,769,440)        3.49       (5,501,438)        2.71        (2,433,999)       0.59
  Cancelled..........  (11,244,299)       19.85       (1,141,860)        7.54        (2,997,333)       4.95
                       -----------       ------       ----------       ------       -----------       -----
Outstanding at end of
  year...............  128,045,133       $15.79       27,644,846       $ 9.97        11,512,800       $2.07
                       ===========                    ==========                    ===========
Exercisable at the
  end of the year....   43,800,961       $13.54        9,207,424       $ 3.91         3,535,687       $1.18
                       ===========                    ==========                    ===========

     The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2000:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       REMAINING
                                                        WEIGHTED      CONTRACTUAL                    WEIGHTED
                                      NUMBER            AVERAGE          LIFE         NUMBER         AVERAGE
EXERCISE PRICES                    OUTSTANDING       EXERCISE PRICE   (IN YEARS)    EXERCISABLE   EXERCISE PRICE
---------------                 ------------------   --------------   -----------   -----------   --------------
$ 0.0500-$  6.0000............      21,094,104          $ 3.8754         6.29       10,093,049       $ 3.2878
$ 6.0312-$ 11.5500............      26,196,444           10.0539         8.54        7,231,248         7.2132
$11.5625-$ 13.8462............      21,803,810           13.1278         8.35        6,860,765        13.2774
$13.8750-$ 16.6827............      18,409,124           15.3921         8.00        8,728,229        15.2063
$16.6875-$ 22.8500............      19,545,292           20.2209         7.94        5,456,262        19.2573
$22.9000-$ 53.3800............      19,353,607           31.5243         8.03        5,253,045        31.8750
$53.4500-$105.0000............       1,642,752           61.7713         8.72          178,363        63.9648
                                   -----------                           ----       ----------
$ 0.0500-$105.0000............     128,045,133          $15.7876         7.89       43,800,961       $13.5404
                                   ===========                                      ==========

PRO FORMA INFORMATION

     The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of stock options granted to employees equals the market price of the underlying stock on the date of grant.

                               WEBMD CORPORATION

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value method in 1998 and using a Black-Scholes option pricing model in 1999 and 2000 with the following weighted-average assumptions:

                                                                2000     1999    1998
                                                              --------   -----   -----
Expected dividend yield.....................................         0%      0%      0%
Expected volatility.........................................       1.0     1.0      --
Risk free interest rate.....................................      5.29%   5.60%   4.90%
Expected option lives (years)...............................   0.5-3.5     3.3     3.5
Weighted fair value of options granted at prices equal to
  market price during the year..............................  $  11.79   $8.08   $0.67
Weighted fair value of options granted at prices below
  market price during the year..............................  $  11.19   $  --   $  --

     The pro forma information is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         2000         1999        1998
                                                      -----------   ---------   --------
Net loss:
  As reported.......................................  $(3,085,608)  $(287,992)  $(54,048)
                                                      ===========   =========   ========
  Pro forma.........................................  $(3,280,942)  $(322,999)  $(55,414)
                                                      ===========   =========   ========
Basic and diluted net loss per common share:
  As reported.......................................  $    (12.61)  $   (3.58)  $  (1.54)
                                                      ===========   =========   ========
  Pro forma.........................................  $    (13.41)  $   (4.02)  $  (1.58)
                                                      ===========   =========   ========

     The pro forma results indicated above are not intended to be indicative of or a projection of future results.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") became effective on the completion of the initial public offering, February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions, up to 15% of a participant's annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the lesser of the fair market value on the first and last day of each purchase period. A total of 1,358,154 shares of common stock remain reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in connection with the 2000 mergers, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 1,006,645 and 635,201 shares were issued under this plan during 2000 and 1999, respectively.

                               WEBMD CORPORATION

14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 429,736   $ 224,570
  Restructuring costs.......................................     14,188          --
  Research and development tax credit.......................      2,353       2,353
  Other accrued expenses....................................     10,107       6,155
  Fair value of investments.................................     15,094          --
  Allowance for doubtful accounts...........................      9,958          --
  Depreciation..............................................      3,963          47
  Other.....................................................        946       3,208
                                                              ---------   ---------
Total deferred tax assets...................................    486,345     236,333
                                                              ---------   ---------
Valuation allowance.........................................   (277,152)   (117,492)
                                                              ---------   ---------
Net deferred tax assets.....................................    209,193     118,841
                                                              ---------   ---------
Deferred tax liabilities:
  Intangible assets.........................................   (189,484)   (118,841)
  Other.....................................................    (19,709)         --
                                                              ---------   ---------
Total deferred tax liabilities..............................   (209,193)   (118,841)
                                                              ---------   ---------
Net deferred tax assets and liabilities.....................  $      --   $      --
                                                              =========   =========

     A valuation allowance equal to 100% of the deferred tax assets and liabilities has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. The valuation allowance for deferred tax assets increased by $159,660, $76,962, and $21,599 in 2000, 1999, and 1998, respectively.

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,020,709, which expire in 2010 through 2020, and federal tax credits of approximately $6,192, which expire in 2010 through 2015.

     Because of the "change of ownership" provisions of the Internal Revenue Code and similar state provisions, a portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

15. RELATED PARTY TRANSACTIONS

     Revenue from related parties consists of revenue attributable to Microsoft, News Corporation, UnitedHealth Group and SmithKline Labs (from January 1, 1998 to August 16, 1999, the date SmithKline Labs was sold to a company which is not a significant stockholder of the Company).

     In connection with the acquisition of Envoy, on May 26, 2000 the Company and Quintiles entered into a Data Rights Agreement which provides Quintiles with an exclusive, perpetual license to certain de-identified transaction and transaction related data. Under this agreement, Quintiles pays a royalty based on

                               WEBMD CORPORATION
gross product revenues and operating income, as defined. No revenue has been recorded under this agreement. Additionally, the Company and Quintiles entered into an Internet Product Development and Marketing Agreement that provides for the Company and Quintiles to design, implement and sell services based on a portfolio of tools to be made available through a prominent co-branded location hosted by the Company. The service offerings relate to drug development, physician detailing and direct-to-consumer. Quintiles has agreed to pay $100,000 for the development of the Initial Toolkit. During 2000, the Company received $929 under this agreement, which is classified as other revenue. Disputes have arisen between Quintiles and the Company with respect to the obligations of the parties under the Internet Product Development and Marketing Agreement. The parties have commenced the dispute resolution procedures provided for in the Internet Product Development and Marketing Agreement. We cannot provide assurances regarding whether this dispute will be resolved in our favor or regarding whether we will be able to preserve the benefits we expected to achieve from the Internet Product Development and Marketing Agreement. As of December 31, 2000, an executive of Quintiles was a board member.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The Company using available market information has determined the estimated fair value amounts. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash and cash equivalents:
  Corporate securities, U.S. Treasury notes and federal
     agency notes...........................................  $180,047   $ 37,254
  Money market funds........................................   310,750    248,365
                                                              --------   --------
                                                               490,797    285,619
Short-term investments......................................        --      5,667
Marketable Securities:
  Corporate securities, U.S. Treasury notes and federal
     agency notes...........................................   219,686         --
                                                              --------   --------
                                                              $710,483   $291,286
                                                              ========   ========

     The carrying amounts of cash, cash equivalents and short-term investments are reasonable estimates of fair value.

     The fair value for marketable securities is based on quoted market prices.

                               WEBMD CORPORATION

     The amortized cost and estimated fair value of investments in debt securities at December 31, 2000, by contractual maturity, were as follows:

                                                                         ESTIMATED
                                                                COST     FAIR VALUE
                                                              --------   ----------
Due in 1 year or less.......................................  $     --    $     --
Due in 1-2 years............................................   128,528     130,626
Due in 2-5 years............................................    86,160      89,060
Due after 5 years...........................................        --          --
                                                              --------    --------
Total investments in debt securities........................  $214,688    $219,686
                                                              ========    ========

     During 2000, the Company recorded a loss on equity investments in certain Internet-related companies of $39,600. The Company assessed various factors related to these investments including the decline in the market price where available, the review of each of the companies' financial statements including their cash positions and negative cash flow, as well as the change in market conditions with respect to the ability of companies such as these Internet start-up companies to raise additional capital without a proven business model. Based on this assessment, the Company determined that a permanent impairment existed in these investments.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for the years ended December 31, 2000 and 1999. Net loss per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

                                                                                      NET LOSS PER
                                                                                         SHARE
                                                                                       (BASIC AND
                                                             REVENUES    NET LOSS       DILUTED)
                                                             --------   -----------   ------------
2000
  March 31, 2000...........................................  $ 65,881   $  (431,465)    $ (2.47)
  June 30, 2000............................................   101,074      (518,304)      (2.64)
  September 30, 2000.......................................   151,247      (786,925)      (3.17)
  December 31, 2000........................................   198,951    (1,348,914)      (3.75)
Year Ended December 31, 2000...............................  $517,153   $(3,085,608)    $(12.61)
1999
  March 31, 1999...........................................  $ 17,555   $   (18,569)    $ (0.30)
  June 30, 1999............................................    22,698       (17,565)      (0.25)
  September 30, 1999.......................................    28,653       (17,109)      (0.24)
  December 31, 1999........................................    33,243      (234,749)      (2.79)
Year Ended December 31, 1999...............................  $102,149   $  (287,992)    $ (3.58)

18.  SUBSEQUENT EVENTS (UNAUDITED)

     On March 22, 2001, the Company executed a non-binding letter of intent with Microsoft to revise their strategic relationship, which was originally entered into in May 1999. Under the terms of the revised relationship, (i) Microsoft will provide performance-based funding tied to the roll-out of the Company's new wireless and portal services for physicians, which are integrated with The Medical Manager physician

                               WEBMD CORPORATION
office management information systems, (ii) the Company will adopt the PocketPC and other Microsoft technologies as its portal and wireless development platform, (iii) the Company will make Intergy available to run on Windows 2000 and SQL Server 2000, (iv) the Company will transition its WebMD.com portal to certain Microsoft technologies, (v) Microsoft has agreed to provide consulting services, support and other resources in connection with these undertakings,
(vi) the Company will program the majority of the MSN health channel, and will have a majority share of revenue derived from advertising, sponsorship and e-commerce on the MSN health channel site and will no longer pay carriage fees to Microsoft, (vii) Microsoft will no longer be responsible for funding the sponsorship of subscriptions to the Company's physician portal, and (viii) the Company will not be required to share with Microsoft revenue generated by physician usage of its healthcare portals.

     The revisions to the relationship between the Company and Microsoft are subject to execution of definitive documentation. No assurances can be given that definitive agreements will be executed.

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    2.1       Agreement and Plan of Reorganization dated as of February
              24, 1998 among Registrant, MedNet Acquisition Corp. and
              ActaMed Corporation (incorporated by reference to Exhibit
              2.0 to Registrant's Registration Statement on Form S-1 (No.
              333-70553) filed January 14, 1999)
    2.2       Agreement and Plan of Reorganization dated as of April 20,
              1999, as amended, among Registrant, Merc Acquisition Corp.
              and MedE America Corporation (incorporated by reference to
              Exhibit 2.2 to Registrant's Registration Statement on Form
              S-4 (No. 333-86685) filed September 17, 1999)
    2.3       Agreement and Plan of Reorganization dated as of May 20,
              1999, as amended, among Registrant, WebMD, Inc. and Water
              Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 (No.
              333-86685) filed September 17, 1999)
    2.4       Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/WebMD
              Corporation, GNN Merger Corp. and Greenberg News Networks,
              Inc. (incorporated by reference to Exhibit 2.3 to
              Registrant's Registration Statement on Form S-4 (No.
              333-86685) filed September 17, 1999)
    2.5       Purchase Agreement dated as of December 20, 1999 among
              Electronic Data Systems Corporation, Eli Lilly and Company,
              Integrated Medical Systems, Inc., Kinetra LLC and Registrant
              (incorporated by reference to Exhibit 2.1 to Registrant's
              Report on Form 8-K filed February 10, 2000)
    2.6       Agreement and Plan of Merger dated as of January 22, 2000
              among Registrant, Envoy Corporation, Quintiles Transnational
              Corp. and QFinance, Inc. (incorporated by reference to
              Exhibit 2.1 to Registrant's Report on Form 8-K filed January
              27, 2000)
    2.7       Agreement and Plan of Merger dated as of February 13, 2000 between Registrant and Medical Manager Corporation
              (incorporated by reference to Exhibit 2.1 to Registrant's
              Report on Form 8-K/A filed February 24, 2000), as amended by
              Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K filed July 24, 2000)
    2.8       Agreement and Plan of Merger dated as of February 13, 2000 among Registrant, Avicenna Systems Corporation and
              CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Report on Form 8-K/A filed February 24,
              2000), as amended by Amendment No. 1 dated as of June 18,
              2000 (incorporated by reference to Exhibit 2.2 to
              Registrant's Report on Form 8-K filed July 24, 2000)
    2.9       Agreement and Plan of Merger dated as of February 15, 2000 among Registrant, Tech Acquisition Corporation and OnHealth
              Network Company (incorporated by reference to Exhibit 2.1 to
              Registrant's Report on Form 8-K/A filed February 22, 2000)
    3.1       Tenth Amended and Restated Certificate of Incorporation of
              Registrant, as currently in effect (incorporated by
              reference to Exhibit 3.1 to Registrant's Report on Form 8-K filed September 13, 2000)
    3.2       Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to
              Registrant's Report on Form 8-K filed September 13, 2000)
    4.1       Specimen Common Stock certificate
   10.1       Form of Indemnification Agreement to be entered into by
              Registrant with each of its directors and officers
              (incorporated by reference to Exhibit 10.1 to Registrant's
              Registration Statement on Form S-1 (No. 333-70553) filed
              January 14, 1999)
   10.2       Form of Series B Preferred Stock Purchase Warrant between
              Registrant and certain of Registrant's Investors
              (incorporated by reference to Exhibit 10.22 to Registrant's
              Registration Statement on Form S-1 (No. 333-70553) filed
              January 14, 1999)
   10.3       Amended and Restated Investors' Rights Agreement dated as of
              January 28, 1998 among Registrant and certain of
              Registrant's Security Holders (incorporated by reference to
              Exhibit 10.10 to Registrant's Registration Statement on Form
              S-1 (No. 333-70553) filed January 14, 1999)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.4       Services Agreement dated January 27, 1999 between WebMD,
              Inc. and Gleacher NatWest, Inc., currently known as Gleacher
              & Co. LLC (incorporated by reference to Exhibit 10.37 to
              Amendment No. 1 to Registrant's Registration Statement on
              Form S-4 (No. 333-86685) filed September 30, 1999)
   10.5       Warrant to purchase shares of common stock of Registrant
              dated December 29, 2000 issued to Gleacher & Co. LLC
              (incorporated by reference to Exhibit 10.43 to Registrant's
              Annual Report on Form 10-K for the year ended December 31,
              1999)
   10.6       Warrant to purchase shares of common stock of Registrant
              dated March 9, 2000 issued to Eric J. Gleacher (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
   10.7*      Distribution and Cross Promotion Agreement dated May 6, 1999 among Microsoft Corporation, WebTV Networks, Inc., MSNBC
              Interactive News, L.L.C. and WebMD, Inc. (incorporated by
              reference to Exhibit 10.33 to Amendment No. 1 to
              Registrant's Registration Statement on Form S-4 (No.
              333-86685) filed September 30, 1999)
   10.8       Investment Agreement dated May 12, 1999 among WebMD, Inc.,
              Microsoft Corporation and each of the other persons listed on Schedule I thereto (incorporated by reference to Exhibit
              10.36 to Amendment No. 1 to Registrant's Registration
              Statement on Form S-4 (No. 333-86685) filed September 30,
              1999)
   10.9       Warrant to Purchase Shares of Common Stock of WebMD, Inc.
              dated May 12, 1999 issued to Microsoft Corporation
   10.10*     Agreement dated May 19, 1999 among Registrant, WebMD, Inc.
              and Microsoft Corporation (incorporated by reference to
              Exhibit 10.34 to Amendment No. 1 to Registrant's
              Registration Statement on Form S-4 (No. 333-86685) filed
              September 30, 1999)
   10.11      Letter Agreement dated March 27, 2000 between Registrant and
              Microsoft Corporation (incorporated by reference to Exhibit
              10.29 to Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1999)
   10.12      Stock Purchase Agreement dated January 26, 2000 between
              Registrant and Janus Capital Corporation (incorporated by
              reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
   10.13      Healtheon/WebMD Corporation Registration Rights Agreement
              dated January 26, 2000 between Registrant and Janus Capital
              Corporation (incorporated by reference to Exhibit 10.11 to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
   10.14      Healtheon/WebMD Corporation Registration Rights Agreement
              dated January 26, 2000 among Registrant, Eastrise Profits
              Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News
              America Incorporated and Fox Broadcasting Company
              (incorporated by reference to Exhibit 10.4 to Registrant's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 2000)
   10.15      Healtheon/WebMD Media Services Agreement dated January 26,
              2000 among Registrant, Eastrise Profits Limited and Fox
              Entertainment Group, Inc. (incorporated by reference to
              Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 2000)
   10.16      Content License Agreement dated January 26, 2000 between The
              News Corporation Limited and Registrant (incorporated by
              reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
   10.17      Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited
   10.18      Data Rights Agreement dated as of May 26, 2000, as amended, between Registrant and Quintiles Transnational Corp.
   10.19      Internet Product Development and Marketing Agreement dated as of May 26, 2000 between Registrant and Quintiles
              Transnational Corp.
   10.20      W. Michael Long Employment Agreement (incorporated by
              reference to Exhibit 10.27 to Registrant's Registration
              Statement on Form S-1 (No. 333-70553) filed January 14,
              1999)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.21      Full Recourse Promissory Note dated as of July 11, 1997
              between Registrant and W. Michael Long (incorporated by
              reference to Exhibit 10.25 to Registrant's Registration
              Statement on Form S-1 (No. 333-70553) filed January 14,
              1999)
   10.22      Series B Preferred Stock Purchase Warrant dated as of July
              11, 1997, as amended, between Registrant and W. Michael Long
              (incorporated by reference to Exhibit 99.25 to Registrant's
              Registration Statement on Form S-8 (No. 333-47250) filed
              October 4, 2000)
   10.23      Letter Agreement dated September 12, 2000 between Registrant and W. Michael Long (incorporated by reference to Exhibit
              10.2 to Registrant's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 2000)
   10.24      Employment Agreement dated as of September 30, 1998 between
              WebMD, Inc. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999)
   10.25      Letter Agreement dated May 20, 1999 between Registrant and
              Jeffrey T. Arnold (incorporated by reference to Exhibit
              10.42 to Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1999)
   10.26      Employment Agreement dated September 8, 2000 between
              Registrant and John L. Westermann III (incorporated by
              reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
   10.27      Healtheon Corporation 1996 Stock Plan and Form of Stock
              Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant's Registration Statement on
              Form S-1 (No. 333-70553) filed February 10, 1999)
   10.28      WebMD Corporation Amended and Restated 1998 Employee Stock
              Purchase Plan (incorporated by reference to Exhibit 99.27 to
              Registrant's Registration Statement on Form S-8 (No.
              333-47250) filed October 4, 2000)
   10.29      WebMD Corporation 2000 Long-Term Incentive Plan
              (incorporated by reference to Exhibit 10.1 to Amendment No.
              1 to Registrant's Registration Statement on Form S-4 (No.
              333-39592) filed August 1, 2000)
   10.30      WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan,
              as amended (incorporated by reference to Exhibit 10.2 to
              Registrant's Registration Statement on Form S-8 (No.
              33-90795) filed November 12, 1999)
   10.31      Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No.
              333-42616) filed July 31, 2000)
   10.32      Amended and Restated 1989 Class A Non-Qualified Stock Option
              Plan of Medical Manager Corporation (incorporated by
              reference to Exhibit 10.1 to Medical Manager Corporation's
              Registration Statement on Form S-1 (No. 333-28654) filed May
              18, 1989)
   10.33      Amended and Restated 1989 Class B Non-Qualified Stock Option
              Plan of Medical Manager Corporation (incorporated by
              reference to Exhibit 10.2 to Medical Manager Corporation's
              Registration Statement on Form S-1 (No. 333-28654) filed May
              18, 1989)
   10.34      1991 Director Stock Option Plan of Medical Manager
              Corporation (incorporated by reference to Exhibit 4.2 to
              Medical Manager Corporation's Registration Statement on Form
              S-8 (No. 333-46640) filed March 24, 1992)
   10.35      Amended and Restated 1991 Special Non-Qualified Stock Option
              Plan of Medical Manager Corporation (incorporated by
              reference to Exhibit 4.3 to Medical Manager Corporation's
              Registration Statement on Form S-8 (No. 333-36041) filed
              September 19, 1997)
   10.36      Form of Stock Option Agreement made as of December 7, 1994 between Medical Manager Corporation and certain individuals
              (incorporated by reference to Exhibit 4.5 to Medical Manager
              Corporation's Registration Statement on Form S-8 (No.
              333-21555) filed February 11, 1997)
   10.37      Medical Manager Corporation's 1996 Amended and Restated
              Long-Term Incentive Plan (incorporated by reference to
              Exhibit 10.1 to Medical Manager Corporation's (Commission
              File No. 0-29090) Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.38      Medical Manager Corporation's 1996 Amended and Restated
              Non-Employee Director's Stock Plan (incorporated by
              reference to Exhibit 10.2 to Medical Manager Corporation's
              (Commission File No. 0-29090) Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997)
   10.39      1996 Class C Stock Option Plan of Medical Manager
              Corporation (incorporated by reference to Exhibit 4.1 to
              Medical Manager Corporation's Registration Statement on Form
              S-8 (No. 333-36041) filed September 19, 1997)
   10.40      1997 Class D Stock Option Plan of Medical Manager
              Corporation (incorporated by reference to Exhibit 4.2 to
              Medical Manager Corporation's Registration Statement on Form
              S-8 (No. 333-36041) filed September 19, 1997)
   10.41      1998 Class E Stock Option Plan of Medical Manager
              Corporation (incorporated by reference to Exhibit 4.1 to
              Medical Manager Corporation's Registration Statement on Form
              S-8 (No. 333-72517) filed March 15, 1999)
   10.42      The 1999 Medical Manager Corporation Stock Option Plan for
              Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation's
              Annual Report on Form 10-K for the year ended June 30, 1999)
   10.43      Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical
              Manager Corporation's Registration Statement on Form S-4
              (No. 333-81123) filed June 24, 1999)
   10.44      1995 Avicenna NQ Stock Option Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Medical Manager
              Corporation's Registration Statement on Form S-8 (No.
              333-19043) filed December 31, 1996)
   10.45      1998 Porex Technologies Corp. Stock Option Plan of Medical
              Manager Corporation (incorporated by reference to Exhibit
              4.2 to Medical Manager Corporation's Registration Statement
              on Form S-8 (No. 333-72517) filed March 15, 1999)
   10.46      CareInsite, Inc. 1999 Officer Stock Option Plan
              (incorporated by reference to Exhibit 10.18 to Amendment No.
              6 to CareInsite, Inc.'s Registration Statement on Form S-1
              (No. 333-75071) filed June 11, 1999)
   10.47      CareInsite, Inc. 1999 Employee Stock Option Plan.
              (incorporated by reference to Exhibit 10.17 to Amendment No.
              6 to CareInsite, Inc.'s Registration Statement on Form S-1
              (No. 333-75071) filed June 11, 1999)
   10.48      CareInsite, Inc. 1999 Director Stock Option Plan
              (incorporated by reference to Annex H to Registrant's
              Registration Statement on Form S-4 (No. 333-39592) filed
              June 19, 2000)
   10.49      Amendment to the Company Stock Option Plans of Medical
              Manager Corporation and CareInsite, Inc. (incorporated by
              reference to Exhibit 99.28 to Registrant's Registration
              Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
   21         Subsidiaries of Registrant
   23.1       Consent of Ernst & Young LLP, Independent Auditors
   24.1       Power of Attorney (see pages 51 and 52)

---------------

* Confidential treatment was received with respect to certain portions of this document.