Form 10-K/A
period 2000-12-31
WEBMD CORP /NEW/
filed 2001-04-30
CIK 1009575

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

          REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (201) 703-3400

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding our current executive officers and directors:

NAME                                        AGE                             POSITION
----                                        ---                             --------
Martin J. Wygod(1)........................  61    Chairman of the Board of Directors and Chief Executive
                                                    Officer
Marvin P. Rich............................  55    President and a Director
Thomas P. Apker...........................  45    Chief Operating Officer
Richard C. Bleil..........................  41    Executive Vice President, Corporate Accounts (Western
                                                    Region)
Kevin Cameron.............................  34    Executive Vice President, Business Development
K. Robert Draughon........................  41    Executive Vice President, Business Development
Patricia Fili-Krushel.....................  47    Chief Executive Officer, Consumer Sales and Services
Roger C. Holstein.........................  48    Executive Vice President, Marketing and Strategic Planning
Charles A. Mele...........................  44    Executive Vice President, General Counsel and Secretary
Steven E. Simpson.........................  41    Executive Vice President, Sales and Product Management
Michael A. Singer.........................  53    Chief Executive Officer and President, Practice Management
                                                    Sales and Services and a Director
Anthony Vuolo.............................  43    Executive Vice President and Chief Financial Officer
Steven Zatz, M.D..........................  44    Executive Vice President, Internet Portals and Applications
                                                    Services
Mark J. Adler, M.D.(2)(3).................  44    Director
Paul A. Brooke(1).........................  55    Director
L. John Doerr(1)(2)(3)....................  49    Director
Dennis B. Gillings, Ph.D..................  57    Director
James V. Manning(1).......................  54    Director
Herman Sarkowsky..........................  75    Director
Joseph E. Smith(1)(2)(3)..................  62    Director
Charles G. V. Stevens.....................  43    Director

---------------

(1) Member of the executive committee

(2) Member of the compensation committee

(3) Member of the audit committee

     Martin J. Wygod has served as Chairman of the Board of Directors of WebMD Corporation since March 2001, as our Chief Executive Officer since October 2000 and as a director since September 2000. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. From May 1989 until September 2000, Mr. Wygod was Chairman of the Board and a director of Medical Manager Corporation and its predecessor, Synetic, Inc., until 1999. For part of that time, he was also Chief Executive Officer of Medical Manager. He also served as Chairman of the Board of CareInsite, Inc. from 1999 until September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

     Marvin P. Rich has served as President and a director of WebMD since September 2000. He served as Chief Executive Officer and a director of CareInsite from January 2000 until September 2000. Mr. Rich was also President and a director of Medical Manager until September 2000. Mr. Rich was Chief Administrative Officer for Oxford Health Plans, from 1998 to January 2000. Prior to such time, he served as the Executive Vice President of Finance, Strategic Planning and Administration for Kmart Corporation from 1994 to 1998.

     Thomas P. Apker has served as Chief Operating Officer of WebMD since December 2000. From March 1990 until January 1999, Mr. Apker was Senior Vice President of Operations at Merck-Medco Managed Care, L.L.C., a pharmacy benefits management company.

     Richard C. Bleil has served as Executive Vice President, Corporate Accounts (Western Region) of WebMD since December 2000 and was a Senior Vice President of WebMD from September 2000 through December 2000. From March 1998 until September 2000, Mr. Bleil was Senior Vice President -- Corporate Development at Medical Manager. From 1995 to 1998, he was General Manager of WellPoint Pharmacy Management, a pharmacy benefits management company. Mr. Bleil was Vice President of Corporate Development for WellPoint Health Networks from November 1993 until August 1994.

     Kevin Cameron has served as Executive Vice President, Business Development of WebMD since September 2000. Mr. Cameron was Executive Vice President, Corporate Development of Medical Manager and CareInsite from April 2000 until September 2000. From March 1999 until April 2000, he was Managing Director of the Health Care Group in the Investment Banking division of UBS Warburg. Prior to March 1999, Mr. Cameron held various positions over a nine-year period at Salomon Smith Barney, including Director of Health Care Investment Banking.

     K. Robert Draughon has served as Executive Vice President, Business Development of WebMD since November 1999. From February 1998 until November 1999, he served as Chief Financial Officer of WebMD, Inc. From January 1988 to February 1998, he served as Chief Investment Officer for Fuqua Capital Corporation, a private investment firm.

     Patricia Fili-Krushel has served as Chief Executive Officer, Consumer Sales and Services, since April 2000. From June 1998 until April 2000, she served as the President of ABC Television Network, a division of The Walt Disney Company. From 1993 until 1998, she served as President of ABC Daytime.

     Roger C. Holstein has served as Executive Vice President, Marketing and Strategic Planning of WebMD since September 2000. Mr. Holstein served as Executive Vice President -- Sales & Marketing and a director of CareInsite from March 1999 until September 2000. Mr. Holstein was Executive Vice
President -- Marketing and Sales of Medical Manager from 1997 to July 1999. He was a Special Consultant to Merck-Medco from 1996 to 1998. Prior to that time, Mr. Holstein served as Senior Executive Vice President -- Chief Marketing Officer of Merck-Medco from 1994 to 1995 and Senior Executive Vice
President -- Marketing and Sales of Merck-Medco from 1991 to 1994.

     Charles A. Mele has served as Executive Vice President, General Counsel and Secretary of WebMD since January 2001. He served as Executive Vice President and Co-General Counsel of WebMD from September 2000 until January 2001. He served as a director of CareInsite from 1998 until September 2000. Mr. Mele was Executive Vice President -- General Counsel of Medical Manager and its predecessor, Synetic, from March 1998 until September 2000 and was its Vice
President -- General Counsel from July 1995 to March 1998. Mr. Mele is also a director of Group 1 Software, Inc., a computer software company.

     Steven E. Simpson has served as Executive Vice President, Sales and Product Management of WebMD since April 2001. Mr. Simpson served as our President of Transaction Services from November 2000 until April 2001. He served as Chief Operating Officer of Envoy Corporation from July 1999 until November 2000. Mr. Simpson served as Senior Vice President of Sales and Product Development for Columbia/HCA Inc., a hospital and healthcare services company, from 1996 until 1998. Prior to that time, Mr. Simpson spent 11 years with Johnson & Johnson, a health and personal care products manufacturing and sales company, where he held senior level positions in the Pharmaceutical Sales, Marketing and Managed Care divisions.

     Michael A. Singer has served as Chief Executive Officer and President, Practice Management Sales and Services and as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until September 2000. Mr. Singer was Vice Chairman and Co-Chief Executive Officer of Medical Manager from July 1999 until September 2000. Mr. Singer was Chairman of the Board and a Chief Executive Officer of Medical Manager Health Systems, Inc., then known as Medical Manager Corporation, and its predecessors for more than five years prior to July 1999.

     Anthony Vuolo has served as Executive Vice President and Chief Financial Officer of WebMD since September 2000. Mr. Vuolo was Senior Vice
President -- Business Development and Treasurer of Medical Manager and its predecessor, Synetic, from March 1999 until September 2000 and was its Executive Vice President -- Finance and Administration and Chief Financial Officer from March 1998 until March 1999. Mr. Vuolo served as an executive officer of Medical Manager and Synetic from May 1997 until September 2000 and an officer for more than five years.

     Steven Zatz, M.D. has served as Executive Vice President, Internet Portals and Applications Services of WebMD since October 2000. Dr. Zatz was a Senior Vice President, Medical Director of CareInsite from June 1999 until September 2000. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelley Financial, a financial printer, in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was the president of Physicians' Online, Inc., an Internet portal service for physicians.

     Mark J. Adler, M.D. has served as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until September 2000. Dr. Adler has been medical director and an oncologist for the Oncology Medical Center of San Diego, since he founded it in 1991. He is also currently President and Chief Executive Officer of Medical Group of North County's internal medicine and oncology group, which is based in San Diego, California.

     Paul A. Brooke has served as a director of WebMD since November 2000. Mr. Brooke has been the managing member of PMSV Holdings LLC, a private investment firm, since 1993 and a venture partner of MPM Bioventures, a venture capital firm specializing in the healthcare industry, since 1997. Mr. Brooke has also been an advisory director to each of Morgan Stanley Dean Witter & Co. and Skyline Partners since April 2000. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC.

     L. John Doerr has served as a director of WebMD since July 1997. He has been a general partner at Kleiner Perkins Caufield & Byers, or KPCB, a venture capital firm, since 1980. Prior to joining KPCB, Mr. Doerr worked at Intel Corporation for five years. He is also a director of Amazon.com, Inc., drugstore.com, Inc., Freemarkets, Inc., Handspring, Inc., Homestore.com, Inc., Intuit Inc., Martha Stewart Living Omnimedia, Inc. and Sun Microsystems, Inc.

     Dennis B. Gillings, Ph.D. was elected as a director of WebMD in accordance with an agreement we entered into with Quintiles Transnational Corp. in connection with our acquisition of Envoy from Quintiles and has served in that capacity since May 2000. Dr. Gillings founded Quintiles in 1982 and has served as Chairman of the Board of Directors since its inception. He also served as the Chief Executive Officer of Quintiles from its inception until April 2001. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Dean's Advisory Council of the University of North Carolina School of Public Health. Dr. Gillings also serves as a director of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area, and The Medicines Company, a company that acquires, develops and commercializes pharmaceutical products in late stages of development.

     James V. Manning has served as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until September 2000. Mr. Manning was Vice Chairman of the Board of Medical Manager and its predecessor, Synetic, from March 1998 to July 1999, was its Chief Executive Officer from January 1995 to March 1998, was its President from July 1996 to March 1998 and, until

March 1998, was an executive officer for more than five years. Until December 1994, Mr. Manning had been an executive officer of Medco for more than five years. Mr. Manning is also Chairman of the Board of Group 1 Software, Inc., a computer software company.

     Herman Sarkowsky has served as a director of WebMD since November 2000. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. Mr. Sarkowsky also served as a director of Medical Manager and its predecessor, Synetic, from 1989 until September 2000.

     Joseph E. Smith has served as a director of WebMD since September 2000. Mr. Smith was a director of CareInsite from 1999 until September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, most recently as Corporate Vice President and a member of the Office of the Chairman and the firm's Management Committee. Mr. Smith is a director of Boren, LePore and Associates, Inc., Claneil Enterprises, Inc., Shire Pharmaceuticals Group PLC and VIVUS, Inc. He also serves on the Board of Trustees of the International Longevity Center, a non-profit organization.

     Charles G. V. Stevens was elected as a director of WebMD in accordance with a May 1999 agreement we entered into with Microsoft Corporation in connection with our strategic alliance with Microsoft and has served in that capacity since May 2000. Mr. Stevens joined Microsoft in 1984 and has served as Vice President of Microsoft's Enterprise Partner Group since 1997. From 1994 until 1997, he served as Vice President, Far East of Microsoft. He served in various other capacities with Microsoft from 1984 until 1994.

     The terms of Dr. Adler and Messrs. Sarkowsky and Singer will expire at our annual meeting in 2001, the terms of Messrs. Doerr, Rich and Smith will expire at our annual meeting in 2002 and the terms of Mr. Brooke, Dr. Gillings and Messrs. Manning, Stevens and Wygod will expire at our annual meeting in 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.

     We are required to describe in this report whether we have knowledge that any person required to file such a report may have failed to do so in a timely manner. In this regard, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements except that Patricia Fili-Krushel failed to timely file an initial report upon becoming an executive officer in April 2000, which report has been filed. The foregoing is based upon reports furnished to us.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation earned for services rendered to WebMD by the "named executive officers" in 2000 and 1999. The named executive officers are both individuals who served as our chief executive officer during 2000 and our four other most highly compensated executive officers who earned more than $100,000 in 2000 and were serving as executive officers at the end of 2000.

     Under the rules of the SEC, this table does not include certain perquisites and other benefits received by the named executive officers which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                                                    AWARDS
                                                                                 ------------
                                                      ANNUAL COMPENSATION         SECURITIES
                                                    ------------------------      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR   SALARY ($)     BONUS ($)     OPTIONS (#)     COMPENSATION
---------------------------                  ----   ----------     ---------     ------------    ------------
Martin J. Wygod............................  2000    $    300(1)   $     --              --(2)    $       --
  Chairman of the Board of
  Directors and Chief
  Executive Officer
Jeffrey T. Arnold(3).......................  2000     197,917            --       4,000,000        4,005,000(4)(5)
  Former Co-Chief                            1999      41,667(6)         --              --(7)         1,000(4)
  Executive Officer
Marvin P. Rich.............................  2000     146,538(8)    500,000(8)           --(9)       289,801(10)
  President
Patricia Fili-Krushel......................  2000     727,564(11)   363,014(11)     550,000               --
  Chief Executive Officer,
  Consumer Sales and
  Services
K. Robert Draughon.........................  2000     280,429            --         350,000            6,000(4)
  Executive Vice President,                  1999      26,425(12)        --              --(13)          715(4)
  Business Development
Jack D. Dennison(14).......................  2000     272,596            --         625,000               --
  Former Executive Vice                      1999     137,500         7,144         250,000               --
  President, Co-General
  Counsel and Secretary

---------------

 (1) Mr. Wygod was not employed by us prior to our mergers with Medical Manager and CareInsite on September 12, 2000. As a result, only compensation that we paid to Mr. Wygod beginning on that date is reflected in this table.

 (2) Does not include options to purchase shares of Medical Manager common stock that we assumed in our merger with Medical Manager and that were converted in that merger into options to purchase 3,000,000 shares of our common stock at an exercise price of $12.75 per share, 25,000 shares of our common stock at an exercise price of $10.00 per share, 25,000 shares of our common stock at an exercise price of $14.80 per share, 25,000 shares of our common stock at an exercise price of $15.50 per share, 25,000 shares of our common stock at an exercise price of $22.90 per share and 585,000 shares of our common stock at an exercise price of $13.8462 per share.

 (3) Mr. Arnold served as our Chief Executive Officer until September 2000, when he became Co-Chief Executive Officer. Mr. Arnold resigned in October 2000.

 (4) Consists of automobile allowance.

 (5) Includes $4,000,000 that we paid to Mr. Arnold pursuant to a letter agreement that we entered into with Mr. Arnold in connection with his resignation as our Co-Chief Executive Officer. For more information, see "Compensation arrangements with executive officers -- Arrangements with Mr. Arnold" below.

 (6) Mr. Arnold was not employed by us prior to our merger with WebMD, Inc. on November 12, 1999. As a result, only compensation that we paid to Mr. Arnold beginning on that date is reflected in this table.

 (7) Does not include options to purchase shares of WebMD, Inc. common stock that we assumed in our merger with WebMD, Inc. and that were converted in that merger into options to purchase 2,486,741 shares of our common stock at an exercise price of $6.04 per share.

 (8) Mr. Rich was not employed by us prior to our mergers with Medical Manager and CareInsite on September 12, 2000. As a result, only compensation that we paid to Mr. Rich beginning on that date is reflected in this table. In January 2001, we paid the entire amount of Mr. Rich's bonus for services rendered by him during 2000.

 (9) Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 1,125,000 shares of our common stock at an exercise price of $25.80 per share, 1,125,000 shares of our common stock at an exercise price of $11.55 per share, 750,000 shares of our common stock at an exercise price of $6.00 per share, 585,000 shares of our common stock at an exercise price of $52.4519 per share and 585,000 shares of our common stock at an exercise price of $16.8269 per share.

(10) Consists of relocation expense reimbursement and an amount sufficient to pay the taxes payable by Mr. Rich as a result of that reimbursement.

(11) Ms. Fili-Krushel was not employed by us prior to April 10, 2000. As a result, only compensation that we paid to Ms. Fili-Krushel beginning on that date is reflected in this table. The amount of Ms. Fili-Krushel's bonus reflects the portion attributable to 2000.

(12) Mr. Draughon was not employed by us prior to our merger with WebMD, Inc. on November 12, 1999. As a result, only compensation that we paid to Mr. Draughon beginning on that date is reflected in this table.

(13) Does not include options to purchase shares of WebMD, Inc. common stock that we assumed in our merger with WebMD, Inc. and that were converted in that merger into options to purchase 554,798 shares of our common stock at an exercise price of $0.81 per share, 136,770 shares of our common stock at an exercise price of $6.04 per share and 248,674 shares of our common stock at an exercise price of $8.05 per share.

(14) Mr. Dennison served as our Executive Vice President, General Counsel and Secretary until September 2000, when he became Executive Vice President, Co-General Counsel and Secretary. Mr. Dennison resigned in January 2001.

     The following table presents information concerning the options to purchase our common stock granted during the fiscal year ended December 31, 2000 to our named executive officers.

                          OPTION GRANTS IN FISCAL 2000

                                                            INDIVIDUAL GRANTS
                                   --------------------------------------------------------------------
                                   NUMBER OF     PERCENT OF TOTAL
                                   SECURITIES        OPTIONS                       MARKET
                                   UNDERLYING       GRANTED TO      EXERCISE OR   PRICE ON                GRANT DATE
                                    OPTIONS        EMPLOYEES IN     BASE PRICE    DATE OF    EXPIRATION     PRESENT
NAME                                GRANTED          2000(1)         PER SHARE     GRANT        DATE       VALUE(2)
----                               ----------    ----------------   -----------   --------   ----------   -----------
Martin J. Wygod..................         --(3)          --%         $     --     $     --          --    $        --

Jeffrey T. Arnold................  2,500,000(4)        6.04%          16.0625      16.0625    05/12/10     25,201,532
                                   1,500,000(4)        3.62%          16.0625      16.0625    08/01/10      9,524,409
                                   ---------           ----                                               -----------
                                   4,000,000           9.66%                                               34,725,941

Marvin P. Rich...................         --(5)          --%               --           --          --             --

Patricia Fili-Krushel............    550,000(6)        1.33%           9.0625      16.0625    05/12/10      6,693,114

K. Robert Draughon...............    100,000(6)        0.24%          21.6875      21.6875    04/06/10      1,121,460
                                     250,000(6)        0.60%          16.1250      16.1250    09/12/10      1,788,950
                                   ---------           ----                                               -----------
                                     350,000           0.84%                                                2,910,410

Jack D. Dennison.................    200,000(7)        0.48%          21.6875      21.6875    04/06/10      2,264,860
                                     425,000(7)        1.03%          15.8750      15.8750    09/12/10      3,083,163
                                   ---------           ----                                               -----------
                                     625,000           1.51%                                                5,348,023

---------------

(1) Based upon the total number of options that we granted to our employees during 2000.

(2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (a) the respective option exercise prices, (b) the exercise of options within three and one-half years of the date that they become exercisable, (c) a risk-free interest rate of 5.29% per annum and (d) volatility of 1.0. The ultimate values of the options will depend on the future market price of our common stock which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure you that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(3) Does not include options to purchase shares of Medical Manager common stock that we assumed in our merger with Medical Manager and that were converted in that merger into options to purchase 3,000,000 shares of our common stock at an exercise price of $12.75 per share, 25,000 shares of our common stock at an exercise price of $10.00 per share, 25,000 shares of our common stock at an exercise price of $14.80 per share, 25,000 shares of our common stock at an exercise price of $15.50 per share, 25,000 shares of our common stock at an exercise price of $22.90 per share and 585,000 shares of our common stock at an exercise price of $13.8462 per share.

(4) Pursuant to a letter agreement that we entered into with Mr. Arnold on October 11, 2000 in connection with his resignation as our Co-Chief Executive Officer, these options became fully vested and exercisable on that date. For more information, see "Compensation arrangements with executive officers -- Arrangements with Mr. Arnold" below.

(5) Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite on September 12, 2000 and that were converted in those mergers into options to purchase 1,125,000 shares of our common stock at an exercise price of $25.80 per share, 1,125,000 shares of our common stock at an exercise price of $11.55 per share, 750,000 shares of our common stock at an exercise price of $6.00 per share, 585,000 shares of our common stock at an exercise price of $52.4519 per share and 585,000 shares of our common stock at an exercise price of $16.8269 per share.

(6) 25% of these options vest and become exercisable on the first anniversary of the date of grant and the remainder vest and become exercisable at the rate of 1/48(th) per month thereafter for the next three years. These options were granted to Ms. Fili-Krushel on May 12, 2000 and to Mr. Draughon on April 6, 2000, with respect to options to purchase 100,000 shares, and on September 12, 2000, with respect to options to purchase 250,000 shares.

(7) Pursuant to letter agreements that we entered into with Mr. Dennison on September 12, 2000 and October 11, 2000, these options became fully vested and exercisable when Mr. Dennison resigned on January 26, 2001. For more information, see "Compensation arrangements with executive officers -- Arrangements with Mr. Dennison" below.

  AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 2000. The values of in-the-money options are based on the year-end closing price of our common stock as of December 29, 2000 of $7.9375 and are net of the option exercise price.

                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                             SHARES                          DECEMBER 31, 2000                 DECEMBER 31, 2000
                          ACQUIRED ON       VALUE       ---------------------------   -----------------------------------
NAME                      EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE ($)   UNEXERCISABLE ($)
----                      ------------   ------------   -----------   -------------   ---------------   -----------------
Martin J. Wygod.........    240,000        $385,512(1)     350,000      3,335,000       $       --         $       --
Jeffrey T. Arnold.......         --              --      4,486,741             --        4,718,591                 --
Marvin P. Rich..........         --              --             --      4,170,000               --          1,453,125
Patricia Fili-Krushel...         --              --             --        550,000               --                 --
K. Robert Draughon......         --              --        396,907        818,335        2,113,648          1,565,634
Jack D. Dennison........         --              --        210,015        789,985          463,366             70,697

---------------

(1) Value realized upon exercise on October 13, 2000 of options to purchase 240,000 shares of our common stock.

DIRECTOR COMPENSATION

     Our directors do not receive any cash fees for their service on our board or any board committee, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings. All board members are eligible to receive stock options under our 2000 Long-Term Incentive Plan, and outside directors receive stock options pursuant to automatic grants of stock options under our 2000 Long-Term Incentive Plan annually on January 1. Prior to the adoption of our 2000 Long-Term Incentive Plan, board members were eligible to receive stock options under our 1996 Stock Plan, and outside directors received stock options pursuant to automatic grants under that plan.

     In January 2000, we granted to Mr. Doerr and to each of the four other outside directors at that time options to purchase 20,000 shares of our common stock under the 1996 Stock Plan with an exercise price equal to $37.50 per share. In November 2000, we granted to Dr. Adler and to each of Messrs. Brooke, Manning, Sarkowsky and Smith options to purchase 30,000 shares of our common stock under our 2000 Long-Term Incentive Plan with an exercise price equal to $8.1875 per share.

COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS

  Arrangements with Martin J. Wygod

     Letter agreement. On June 18, 2000, we entered into a letter agreement with Martin J. Wygod, who at the time was serving as Medical Manager's and CareInsite's Chairman, which became effective upon the completion of our mergers with Medical Manager and CareInsite in September 2000. The letter agreement provides that if Mr. Wygod's employment with us terminates for any reason, or he ceases to serve as our Co-Chief Executive Officer or Chief Executive Officer for any reason, each option held by Mr. Wygod at the time of the mergers, other than the options granted pursuant to the option agreement described below, will continue to vest in accordance with the applicable schedule and will otherwise be treated as if he remained employed through the earlier of the first anniversary of the last scheduled vesting date for those options or the material breach by him of the restrictive covenants contained in the letter agreement, which are described below.

     The letter agreement provides that, except as otherwise permitted, until the earlier of the second anniversary of the date Mr. Wygod is neither a member of our board of directors nor our Co-Chief Executive Officer or Chief Executive Officer or September 2003, Mr. Wygod will not engage in business activities that are either substantially similar to, or competitive with, the businesses engaged in by Medical Manager and CareInsite at the time of the mergers. In addition, until the end of Mr. Wygod's noncompete period, Mr. Wygod is subject to nonsolicitation and confidentiality provisions.

     Option agreement. On August 21, 2000, Medical Manager entered into an amended and restated option agreement with Mr. Wygod, which we assumed upon completion of the Medical Manager merger. Mr. Wygod was granted options to purchase shares of Medical Manager common stock, which were converted in the Medical Manager merger into options to purchase 3,000,000 shares of our common stock at an exercise price of $12.75 per share.

     The options vest in equal monthly installments commencing on September 1, 2000, except that if Mr. Wygod's employment is terminated due to his death or disability, by us without "cause" or by Mr. Wygod for "good reason," as those terms are defined in the option agreement, all unvested options will become fully vested and exercisable on the date of termination. In addition, if Mr. Wygod's employment is terminated by us with cause or by Mr. Wygod without good reason, all unvested options will terminate and be cancelled on the date of termination. If a "change in control," as defined in the option agreement, occurs, all unvested options will become fully vested and exercisable on the date of the change in control. The options are not exercisable following the tenth anniversary of the date of grant.

     The option agreement contains a tax gross-up provision relating to any excise taxes that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the tax code.

  Arrangements with Jeffrey T. Arnold

     In connection with Jeffrey T. Arnold's resignation as our Co-Chief Executive Officer in October 2000, we entered into a letter agreement with Mr. Arnold dated October 11, 2000. Pursuant to the October letter agreement, we paid Mr. Arnold $4,000,000 and agreed to continue his participation in our benefit plans until the earlier of the 18-month anniversary of the date of termination and the date on which Mr. Arnold becomes covered by another comparable plan. Mr. Arnold's resignation was treated as a termination without cause and, as a result, all of his outstanding options became fully vested at the time of his resignation and will remain exercisable for ten years from the applicable date of grant.

     Mr. Arnold is subject to noncompetition, nonsolicitation and confidentiality provisions. Mr. Arnold is entitled to receive a tax gross-up payment to the extent of any excise taxes he incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the tax code.

  Arrangements with Marvin P. Rich

     On June 18, 2000, Medical Manager and CareInsite entered into an amended and restated employment agreement with Marvin P. Rich, which was subsequently modified by a letter agreement dated September 11, 2000. We assumed the obligations of Medical Manager under the employment agreement upon completion of the Medical Manager merger. The term of the agreement ends on January 4, 2005, subject to automatic monthly renewal. The employment agreement provides for Mr. Rich's appointment as President of Medical Manager and Chief Executive Officer of CareInsite. Upon completion of the mergers, Mr. Rich became our President. The employment agreement also provides that during the term of his employment, we will use our best efforts to include Mr. Rich in management's nominees for election, and recommend his election, as a member of our board of directors. The employment agreement provides for an annual aggregate base salary of $500,000, subject to increase at the discretion of the board or the compensation committee of the board, and an annual aggregate performance bonus of up to $500,000. Each of Medical Manager and CareInsite made a full recourse loan to Mr. Rich in the principal amount of $300,000, which loans, together with accrued interest of approximately $34,000 in the aggregate, were forgiven in full in September 2000 on the completion of the mergers.

     If Mr. Rich resigns for "good reason" or his employment is terminated by us without "cause," as those terms are defined in his employment agreement, he will be entitled to continuation of his base salary for three years, continued participation in our benefit plans for three years or, if earlier, until he is offered comparable coverage with a subsequent employer, and the aggregate bonus that would have been payable for three years, based on the highest bonus paid during the prior three years or, if shorter, during the term of his employment. In addition, all outstanding options granted to Mr. Rich prior to the completion of the mergers will become fully vested and immediately exercisable upon the date of such termination and remain exercisable through the tenth anniversary of the applicable date of grant.

     Notwithstanding the foregoing, if an event occurs prior to September 12, 2001 that would constitute good reason, Mr. Rich has agreed to remain employed until September 12, 2001, and he would be entitled to receive the severance benefits described above upon his resignation after that date, except that his outstanding options would become fully vested and immediately exercisable at the time such good reason event occurs. In the event that Mr. Rich is terminated for cause or resigns prior to September 12, 2001, he would forfeit his outstanding options and would be required to disgorge any gains realized upon prior exercise of such options.

     If Mr. Rich's employment is terminated due to his death or disability, he will be entitled to the same benefits described above, but for four years, and Mr. Rich's outstanding options granted to him prior to the completion of the mergers will remain outstanding and continue to vest as if he remained employed by us until the fourth anniversary of the date of termination. If Mr. Rich's employment agreement is terminated by us for cause, he will receive only base salary that was earned but unpaid as of the date of termination.

     The employment agreement contains confidentiality obligations, some of which survive indefinitely, and nonsolicitation and noncompetition obligations that end on the second anniversary of the date employment has ceased.

     The employment agreement contains a tax gross-up provision relating to any excise taxes that Mr. Rich incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the tax code.

  Arrangements with Patricia Fili-Krushel

     Patricia Fili-Krushel, our Chief Executive Officer, Consumer Sales and Services, receives an annual base salary of $1,000,000, subject to annual increase in the discretion of the compensation committee of our board with the approval of our full board. In addition, Ms. Fili-Krushel will be entitled to an annual bonus based on performance criteria established from year to year by the compensation committee, but which will be at least $500,000 for each year during the term. We will also provide Ms. Fili-Krushel with term life insurance of not less than $5,000,000.

  Arrangements with K. Robert Draughon

     In connection with the WebMD, Inc. merger, we became party to an employment agreement effective February 1, 1998 with K. Robert Draughon which, as modified by a letter agreement dated September 12, 2000, is described below. The employment agreement provides for Mr. Draughon's appointment as our Executive Vice President, Business Development. Pursuant to the employment agreement, Mr. Draughon is to receive an annual base salary of $450,000 and is entitled to participate in any bonus program established by us for our senior executive officers.

     Upon termination of Mr. Draughon's employment due to his death or disability, by us without "cause" or by Mr. Draughon for "good reason," as those terms are defined in Mr. Draughon's employment agreement, he will be entitled to continuation of his base salary for twelve months and continuation of benefit plans for twelve months. In addition, all options granted to Mr. Draughon prior to December 31, 2000 which have not vested prior to the date of termination will be vested as of the date of termination and all such options will continue to be exercisable until the tenth anniversary of the applicable date of grant.

     If Mr. Draughon's employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, any options granted to him prior to December 31, 2000 which have not vested prior to the date of termination will be forfeited, and any such options which have vested at that time will continue to be exercisable until the tenth anniversary of the applicable date of grant.

     The employment agreement contains confidentiality obligations, some of which survive indefinitely and some of which end on the first anniversary of the date employment has ceased, and nonsolicitation and noncompetition obligations that end on the second anniversary of the date employment has ceased.

     The employment agreement contains a tax gross-up provision relating to any excise taxes that Mr. Draughon incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the tax code.

  Arrangements with Jack D. Dennison

     On September 12, 2000, we entered into a letter agreement with Jack D. Dennison which was modified by a letter agreement dated October 11, 2000.

     Mr. Dennison resigned effective January 26, 2001 and, in accordance with the terms of the letter agreement, the resignation was mutually agreed to be for good reason. As a result, Mr. Dennison is entitled to continuation of his base salary of $450,000 for twelve months and continuation of benefit plans for twelve months. In addition, all options which were not vested prior to the date of termination became vested as of that date and all options will continue to be exercisable until the tenth anniversary of the applicable date of grant.

     The letter agreement contains nonsolicitation and noncompetition obligations that end on January 26, 2003.

     The letter agreement contains a tax gross-up provision relating to any excise taxes that Mr. Dennison incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the tax code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mark J. Adler, M.D., L. John Doerr and Joseph E. Smith are the members of our compensation committee. James H. Clark, Eric J. Gleacher and William W. McGuire, M.D. also served as members of our compensation committee during 2000. Mr. Gleacher, who resigned from our board in February 2001, is the Chief Executive Officer and Chairman of the Board of Gleacher & Co. LLC, which provided financial advisory services to us during 2000. For a more complete description of this relationship, see "Related Party Transactions" below. Mr. Clark, who served as our Chairman of the Board of Directors from December 1995 until November 1999, resigned from our board in October 2000. Dr. McGuire, who resigned from our board in January 2000, is the Chairman and Chief Executive Officer of UnitedHealth Group, which, with its affiliates, entered into service and license agreements with us. Although UnitedHealth Group was one of our principal stockholders, its holdings no longer constitute more than 5% of our common stock. For a more complete description of this relationship, see "Related Party Transactions" below.

     No interlocking relationship exists between our board or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of April 9, 2001 by each person known by us to own beneficially more than 5% of our common stock, each of our directors and named executive officers and by all of our directors and executive officers as a group.

     The number and percentage of our shares of common stock owned is based on 357,047,843 shares outstanding as of April 9, 2001. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 9, 2001 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. The shares subject to options or warrants held by a person are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

                                                      COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                  STOCK         WARRANTS     OPTIONS    PERCENT
------------------------------------                ----------     ----------   ---------   -------
Quintiles Transnational Corp......................  35,000,000             --          --     9.80%
  4709 Creekstone Drive
  Riverbirch Building, Suite 200
  Durham, NC 27703-8411
Microsoft Corporation.............................  11,933,340     13,676,389          --     6.91
  One Microsoft Way -- Bldg. 8
  North Office 2211
  Redmond, WA 98052
Mark J. Adler, M.D................................      22,000(1)          --      26,000        *
Jeffrey T. Arnold.................................   6,303,457(2)          --   4,486,741     2.98
  500 Peachtree Battle
  Atlanta, GA 30305
Paul A. Brooke....................................     201,667(3)          --          --        *

                                                      COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                  STOCK         WARRANTS     OPTIONS    PERCENT
------------------------------------                ----------     ----------   ---------   -------
Jack D. Dennison..................................      69,630             --   1,000,000        *
  1900 Ringtail Ridge
  Austin, TX 78746
L. John Doerr(4)..................................   8,360,459         29,359      19,166     2.35
  c/o Kleiner, Perkins, Caufield & Byers
  2750 Sand Hill Road
  Menlo Park, CA 94025
K. Robert Draughon................................      89,800             --     955,106        *
Patricia Fili-Krushel.............................          --             --     137,500        *
Dennis B. Gillings, Ph.D..........................          --(5)          --          --        *
  c/o Quintiles Transnational Corp.
  4709 Creekstone Drive
  Riverbirch Building, Suite 200
  Durham, NC 27703-8411
James V. Manning..................................     819,047(6)          --      13,000        *
Marvin P. Rich....................................          --             --   1,080,000        *
Herman Sarkowsky..................................     549,994(7)          --     300,000        *
Michael A. Singer.................................   9,222,625(8)          --   1,906,250     3.10
Joseph E. Smith...................................      29,250             --      26,000        *
Charles G. V. Stevens.............................          --             --          --        *
  c/o Microsoft Corporation
  One Microsoft Way -- Bldg. 8
  North Office 2211
  Redmond, WA 98052
Martin J. Wygod...................................   9,782,539(9)          --     662,500     2.92
All executive officers and directors as a group
  (21 persons)....................................  29,147,631         29,359   8,821,272    10.50

---------------
  * Less than 1%.

 (1) Represents 22,000 shares held by Adler Family Trust.

 (2) Represents 4,894,280 shares held by Mr. Arnold and his wife, 911,829 shares held by Arnold Family Irrevocable Trust and 497,348 shares held by JT Arnold Enterprises LLLP.

 (3) Represents 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

 (4) Represents 214,677 shares held by Mr. Doerr, 6,469,957 shares held and 27,891 shares issuable upon the exercise of warrants held by Kleiner Perkins Caufield & Byers VII L.P., 1,275,736 shares held by KPCB Java Fund and 400,089 shares held and 1,468 shares issuable upon the exercise of warrants held by KPCB Life Sciences Zaibatsu Fund II. KPCB Life Sciences Zaibatsu Fund II and KPCB VII are wholly controlled by KPCB VII Associates. KPCB Java Fund is controlled by KPCB VIII. Mr. Doerr is a general partner of KPCB VIII and KPCB VII Associates.

 (5) Does not include 35,000,000 shares held by Quintiles, of which Dr. Gillings is the Chairman of the Board.

 (6) Represents 747,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power.

 (7) Represents 441,662 shares held by Mr. Sarkowsky, 70,832 shares held by Sarkowsky Family L.P. and 37,500 shares held by a charitable foundation of which Mr. Sarkowsky is a director.

 (8) Represents 9,171,875 shares held by MAS 1997 Family Limited Partners, the general partner of which is a company controlled by Mr. Singer and the sole limited partner of which is Mr. Singer, and 50,750 shares held by MDDS Partnership Limited, the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members.

 (9) Represents 7,447,029 shares held by Mr. Wygod, 1,613,347 shares held by River Edge Resources, Inc., which is controlled by Mr. Wygod, 7,600 shares held by Mr. Wygod's spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 481,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

  Microsoft

     We entered into a five-year strategic alliance with Microsoft in May 1999. In March 2001, we executed a non-binding letter of intent with Microsoft with respect to revisions to the relationship. In April 2001, we entered into definitive agreements with Microsoft to implement the revised relationship. The original and revised strategic relationships are described below.

     Original strategic relationship. Under the terms of the original strategic relationship, WebMD has been developing, hosting and maintaining on our servers a health channel for MSN and was required to pay Microsoft an aggregate of $162,000,000 in carriage fees for the distribution of that content. In addition, Microsoft and WebMD each committed co-marketing funds of $50,000,000 over the first two years of the term. As of December 31, 2000 and 1999, WebMD had recognized $30,562,000 and $3,950,000, respectively, as sales and marketing expense related to the carriage fees.

     Microsoft was required to remit to WebMD 100% of the net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft placed on WebMD.com each year during the term until we received an amount equal to that year's carriage fees, including guaranteed minimum amounts of $22,500,000 in each of the first two years of the term, and was required to share revenue equally with us after that. We were required to pay Microsoft a 25% commission on the portion of the revenue received up to the annual guaranteed minimum amounts for all advertisements placed by Microsoft. We recognized this advertising revenue when Microsoft notified us that advertisements had been placed on the health channel and billed by Microsoft, not based on the guaranteed minimum amounts. During 2000 and 1999, we recognized $5,996,000 and $1,590,000, respectively, net of commissions, related to health channel advertising.

     Microsoft agreed to sponsor up to 5.0 million subscriber months, for $29.95 per month, of subscriptions to our physician Web site over the term of the agreement. We were required to pay a $5 per month commission on all subscriptions placed by Microsoft. During 2000 and 1999, WebMD recorded $16,114,000 and $1,845,000, respectively, as revenue, net of commissions, related to subscriptions sponsored by Microsoft.

     WebMD was required to share with Microsoft 50% of net revenue from banner and other advertising on our physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, WebMD was required to share 25% of this revenue with Microsoft. In addition, WebMD was required to share with Microsoft 15% of WebMD's net revenue from e-commerce transactions and additional services not included in the basic subscription to WebMD's physician Web site generated by these sponsored subscriptions. There were no obligations to Microsoft as of December 31, 2000 or 1999 relating to this provision.

     Revised strategic relationship. To implement the revised relationship, the parties entered into two definitive agreements. Under the first agreement:

     - Microsoft has agreed to provide performance-based funding tied to the roll-out of WebMD's new handheld solution for physicians, which operates on a wireless LAN and integrates with the physician's practice management system.

     - WebMD has agreed to adopt the PocketPC, Windows 2000 and SQL Server 2000 as the development platform for our handheld for physicians.

     - WebMD has agreed to make Intergy, our new physician practice management system, available to run on Windows 2000 and SQL Server 2000.

     - WebMD has agreed to continue to transition the WebMD.com portal to Windows 2000 and SQL Server 2000 when WebMD makes additional investments in its portal.

     - Microsoft has agreed to provide consulting services, support and other resources in connection with these undertakings.

The term of this agreement is scheduled to expire on December 31, 2004. This agreement is subject to termination by either party beginning on May 18, 2001 in the event that the parties have not reached agreement on terms for an Application Services Agreement, or ASP Agreement, and related documents to govern deployments by WebMD of Microsoft software on an ASP basis.

     Under the second agreement, WebMD will program the majority of the MSN health channel, and will have a majority share of revenue derived from advertising, sponsorship and e-commerce on the MSN health channel site and will no longer pay carriage fees to Microsoft. The term of this agreement is scheduled to expire on June 30, 2004.

     As a result of the execution of these agreements, Microsoft will no longer be responsible for funding the sponsorship of subscriptions to WebMD's physician portal, and WebMD will not be required to share with Microsoft revenue generated by physician usage of WebMD's healthcare portals.

     Other. In connection with the original strategic relationship, Microsoft acquired shares of common stock and a warrant to purchase shares of common stock of WebMD, Inc. These securities were converted into securities of our company as a result of the merger of Healtheon Corporation and WebMD, Inc. in November 1999. As of April 9, 2001, Microsoft owned 11,933,340 shares of our common stock and a warrant to purchase an additional 13,676,389 shares of our common stock. The warrant is fully vested and expires on May 12, 2004. Microsoft has registration rights with respect to the shares that it owns and the shares issuable upon exercise of its warrant.

  Quintiles

     In connection with our acquisition of Envoy from Quintiles in May 2000, we entered into a Data Rights Agreement and an Internet Product Development and Marketing Agreement with Quintiles. Pursuant to the Data Rights Agreement, we provide certain data to Quintiles through Envoy, which Quintiles uses to provide market research and related products and services to third parties. The Data Rights Agreement does not require us to provide data to Quintiles if we are prohibited from doing so by our contracts with third parties or applicable law. Data elements that would make the data individually identifiable to a particular person are required to be removed before the data is provided to Quintiles. The Data Rights Agreement provides that we are to receive a royalty from Quintiles based upon the operating income generated from these products. During 2000, Quintiles did not make any payments to us pursuant to the Data Rights Agreement. Disputes which have arisen with respect to the obligations of the parties under the Data Rights Agreement are described in detail in "Legal Proceedings -- Quintiles v. WebMD" on page 24 of our annual report on Form 10-K.

     The Internet Product Development and Marketing Agreement provides that we will engage in a collaborative effort with Quintiles to develop, market and commercialize a portfolio of Internet-based products and services for the pharmaceutical industry. Quintiles has agreed to pay $100,000,000 for our development activities and each of us has agreed to share revenue with the other from the sale of these products and services. During 2000, Quintiles paid us $929,000 for engineering services. Disputes have arisen with respect to the obligations of the parties under the Internet Product Development and Marketing Agreement and we have commenced the dispute resolution procedures provided for in the Internet Product Development and Marketing Agreement.

  News Corporation

     Pursuant to an agreement signed and publicly announced in December 1999 and closed in January 2000, WebMD entered into a strategic alliance with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates, which we refer to collectively as News Corporation. On December 29, 2000, this strategic alliance was revised by the parties. The original and revised strategic relationships are described below.

     Original strategic relationship. In January 2000, WebMD entered into a strategic relationship with News Corporation. WebMD received from News Corporation $100,000,000 in exchange for a 50% interest in a newly formed international joint venture, WebMD International LLC, domestic and international advertising and promotion on News Corporation's various properties to be used over ten years, and a 50% interest in each of The Health Network LLC, a health-focused cable network, and in Health & Fitness, which operated a companion Web site, "thehealthnetwork.com." WebMD also entered into a five-year agreement with News Corporation to provide syndicated, daily broadcast content for use across various News Corporation properties for cash payments totaling $12,000,000 annually.

     In connection with the original strategic relationship, we issued News Corporation 155,951 shares of Series A convertible preferred stock, which were convertible into 21,282,645 shares of our common stock. In addition, News Corporation purchased 2,000,000 shares of our common stock for an aggregate purchase price of $100,000,000.

     Revised strategic relationship. Under the revised relationship, WebMD retained the right to receive $205,000,000 in domestic media services over ten years from News Corporation and will continue to provide content to News Corporation for use across News Corporation's media properties for the next four years. News Corporation transferred its 50% interest in WebMD International LLC to WebMD and was relieved of its commitment to provide any future capital to WebMD International LLC and its commitment to provide any international media services. WebMD transferred its interest in The Health Network and Health & Fitness to News Corporation. WebMD was also relieved of all future capital commitments to these entities. During 2000, WebMD recognized $21,324,000 in advertising expense related to the domestic media services provided by News Corporation and $12,000,000 in revenue for content license fees.

     In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD's Series A convertible preferred stock, which would have converted into 21,282,645 shares of our common stock. WebMD granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. News Corporation has registration rights with respect to the shares of common stock issuable upon exercise of the warrant.

  UnitedHealth Group

     We provide electronic data interchange, or EDI, services through our ProviderLink and WebMD Practice products to UnitedHealth Group's managed care providers and customers. We receive a monthly fee for each user site enrolled and a fee per transaction for EDI and transaction processing services. During 2000, UnitedHealth Group paid us an aggregate of approximately $19,900,000 related to services, transaction and license fees. William W. McGuire, M.D., Chief Executive Officer and Chairman of UnitedHealth Group, was one of our directors until his resignation in January 2000.

  Gleacher & Co.

     Gleacher & Co., formerly Gleacher NatWest, Inc., provided financial advisory services to WebMD, Inc. prior to the WebMD, Inc. merger and to us after that merger pursuant to a two-year agreement relating to these services. Pursuant to that agreement, WebMD, Inc. issued to Gleacher & Co. a warrant to purchase 1,038,450 shares of its Series D common stock, which we assumed in connection with the WebMD, Inc. merger. As a result of transfers of portions of the warrant, Gleacher & Co. currently holds a fully vested warrant to purchase 545,366 shares of our common stock, Luna I Investors, LLC currently holds a fully vested warrant to purchase 144,231 shares of our common stock, and Eric J. Gleacher currently holds a fully vested warrant to purchase 418,627 shares of our common stock, in each case at an exercise price of $8.04 per share. Mr. Gleacher, who was a member of our board of directors until his resignation in January 2001, is Chairman and Chief Executive Officer of Gleacher & Co. and a member of Luna I Investors.

  iXL

     In 2000, we paid to iXL approximately $356,000 for web development services. U. Bertram Ellis, Jr., who was a member of our board of directors until his resignation in September 2000, is the Chairman, Chief Executive Officer and a stockholder of iXL.

  PTEK Holdings

     We lease space in Atlanta, Georgia from a subsidiary of PTEK Holdings, Inc. This lease expires in February 2002 and requires monthly payments to PTEK Holdings of approximately $38,000. We also lease equipment and other personal property used in our call center from a subsidiary of PTEK Holdings. This lease expires in February 2002 and requires monthly payments to PTEK Holdings of approximately $24,000. We provide our subscribers with the option of using PTEK Holdings' enhanced communications services through our physician portal. Our agreement with PTEK Holdings is effective until February 2003 and requires minimum annual payments to PTEK Holdings of $2,500,000 over the term of the agreement to license its enhanced communications services. The agreement also requires PTEK Holdings to pay us $1,000,000 per year for exclusivity rights on our physician portal. In connection with obtaining PTEK Holdings' agreement to vote for the WebMD, Inc. merger, WebMD, Inc. agreed to use its best efforts to cause us to honor WebMD, Inc.'s rights and obligations under this agreement, including provisions regarding exclusivity of telecommunications services.

     William P. Payne, who was one of our directors until his resignation in September 2000, was Vice Chairman of PTEK Holdings and an employee and the Chairman of the Board of Orchestrate.com, Inc., a subsidiary of PTEK Holdings. As Chairman of Orchestrate.com, one of Mr. Payne's principal duties was to assist us in the development of our business for the purpose of increasing revenue opportunities for PTEK Holdings. In connection with the WebMD, Inc. merger, we assumed an agreement between Mr. Payne and WebMD, Inc. effective until May 2000 pursuant to which, in consideration of Mr. Payne's devotion of up to 60% of his time directly to our business, we reimbursed PTEK Holdings $375,000 per year for Mr. Payne's salary, $125,000 per year for Mr. Payne's minimum bonus and $6,000 per year for Mr. Payne's automobile allowance. We also reimbursed Mr. Payne for any expenses he incurred prior to that time in discharging his duties to us.

  Officer loans

     On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, our Executive Vice President, Business Development. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan is full recourse and is secured by a pledge by Mr. Draughon of all shares of our common stock, and all options to purchase shares of our common stock, owned by him. As of April 27, 2001, approximately $365,000 of the principal amount was outstanding.

     On September 11, 2000, Medical Manager loaned $500,000 to Kevin Cameron, our Executive Vice President, Business Development, which loan was assumed by us in our merger with Medical Manager. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 6.22%. The loan is secured by a pledge by Mr. Cameron of all shares of our common stock, and all options to purchase shares of our common stock, owned by him. As of April 27, 2001, the entire principal amount was outstanding.

  Other

     We were reimbursed approximately $135,000 by a corporation controlled by Martin J. Wygod, our Chairman of the Board of Directors and Chief Executive Officer, for the partial use of our office facilities and for services rendered by our employees during 2000.

     We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, Chief Executive Officer and President, Practice Management Sales and Services and a member of our board of directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2004. During 2000, the amount of rent payable under the lease was approximately $630,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(3) EXHIBITS

     See "Index to Exhibits" beginning on page E-1, which is incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2001.

                                          WEBMD CORPORATION

                                          By:     /s/ LEWIS H. LEICHER
                                            ------------------------------------
                                              Lewis H. Leicher
                                              Senior Vice President and
                                              Assistant General Counsel

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
  2.1        Agreement and Plan of Reorganization dated as of February
             24, 1998 among Registrant, MedNet Acquisition Corp. and
             ActaMed Corporation (incorporated by reference to Exhibit
             2.0 to Registrant's Registration Statement on Form S-1 (No.
             333-70553) filed January 14, 1999)
  2.2        Agreement and Plan of Reorganization dated as of April 20,
             1999, as amended, among Registrant, Merc Acquisition Corp.
             and MedE America Corporation (incorporated by reference to
             Exhibit 2.2 to Registrant's Registration Statement on Form
             S-4 (No. 333-86685) filed September 17, 1999)
  2.3        Agreement and Plan of Reorganization dated as of May 20,
             1999, as amended, among Registrant, WebMD, Inc. and Water
             Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 (No.
             333-86685) filed September 17, 1999)
  2.4        Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/WebMD
             Corporation, GNN Merger Corp. and Greenberg News Networks,
             Inc. (incorporated by reference to Exhibit 2.3 to
             Registrant's Registration Statement on Form S-4 (No.
             333-86685) filed September 17, 1999)
  2.5        Purchase Agreement dated as of December 20, 1999 among
             Electronic Data Systems Corporation, Eli Lilly and Company,
             Integrated Medical Systems, Inc., Kinetra LLC and Registrant
             (incorporated by reference to Exhibit 2.1 to Registrant's
             Report on Form 8-K filed February 10, 2000)
  2.6        Agreement and Plan of Merger dated as of January 22, 2000
             among Registrant, Envoy Corporation, Quintiles Transnational
             Corp. and QFinance, Inc. (incorporated by reference to
             Exhibit 2.1 to Registrant's Report on Form 8-K filed January
             27, 2000)
  2.7        Agreement and Plan of Merger dated as of February 13, 2000 between Registrant and Medical Manager Corporation
             (incorporated by reference to Exhibit 2.1 to Registrant's
             Report on Form 8-K/A filed February 24, 2000), as amended by
             Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K filed July 24, 2000)
  2.8        Agreement and Plan of Merger dated as of February 13, 2000 among Registrant, Avicenna Systems Corporation and
             CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Report on Form 8-K/A filed February 24,
             2000), as amended by Amendment No. 1 dated as of June 18,
             2000 (incorporated by reference to Exhibit 2.2 to
             Registrant's Report on Form 8-K filed July 24, 2000)
  2.9        Agreement and Plan of Merger dated as of February 15, 2000 among Registrant, Tech Acquisition Corporation and OnHealth
             Network Company (incorporated by reference to Exhibit 2.1 to
             Registrant's Report on Form 8-K/A filed February 22, 2000)
  3.1        Tenth Amended and Restated Certificate of Incorporation of
             Registrant, as currently in effect (incorporated by
             reference to Exhibit 3.1 to Registrant's Report on Form 8-K filed September 13, 2000)
  3.2        Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to
             Registrant's Report on Form 8-K filed September 13, 2000)
  4.1**      Specimen Common Stock certificate
 10.1        Form of Indemnification Agreement to be entered into by
             Registrant with each of its directors and officers
             (incorporated by reference to Exhibit 10.1 to Registrant's
             Registration Statement on Form S-1 (No. 333-70553) filed
             January 14, 1999)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 10.2        Form of Series B Preferred Stock Purchase Warrant between
             Registrant and certain of Registrant's Investors
             (incorporated by reference to Exhibit 10.22 to Registrant's
             Registration Statement on Form S-1 (No. 333-70553) filed
             January 14, 1999)
 10.3        Amended and Restated Investors' Rights Agreement dated as of
             January 28, 1998 among Registrant and certain of
             Registrant's Security Holders (incorporated by reference to
             Exhibit 10.10 to Registrant's Registration Statement on Form
             S-1 (No. 333-70553) filed January 14, 1999)
 10.4        Services Agreement dated January 27, 1999 between WebMD,
             Inc. and Gleacher NatWest, Inc., currently known as Gleacher
             & Co. LLC (incorporated by reference to Exhibit 10.37 to
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-4 (No. 333-86685) filed September 30, 1999)
 10.5        Warrant to purchase shares of common stock of Registrant
             dated December 29, 2000 issued to Gleacher & Co. LLC
             (incorporated by reference to Exhibit 10.43 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1999)
 10.6        Warrant to purchase shares of common stock of Registrant
             dated March 9, 2000 issued to Eric J. Gleacher (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
 10.7*       Distribution and Cross Promotion Agreement dated May 6, 1999 among Microsoft Corporation, WebTV Networks, Inc., MSNBC
             Interactive News, L.L.C. and WebMD, Inc. (incorporated by
             reference to Exhibit 10.33 to Amendment No. 1 to
             Registrant's Registration Statement on Form S-4 (No.
             333-86685) filed September 30, 1999)
 10.8        Investment Agreement dated May 12, 1999 among WebMD, Inc.,
             Microsoft Corporation and each of the other persons listed on Schedule I thereto (incorporated by reference to Exhibit
             10.36 to Amendment No. 1 to Registrant's Registration
             Statement on Form S-4 (No. 333-86685) filed September 30,
             1999)
 10.9**      Warrant to Purchase Shares of Common Stock of WebMD, Inc.
             dated May 12, 1999 issued to Microsoft Corporation
 10.10*      Agreement dated May 19, 1999 among Registrant, WebMD, Inc.
             and Microsoft Corporation (incorporated by reference to
             Exhibit 10.34 to Amendment No. 1 to Registrant's
             Registration Statement on Form S-4 (No. 333-86685) filed
             September 30, 1999)
 10.11       Letter Agreement dated March 27, 2000 between Registrant and
             Microsoft Corporation (incorporated by reference to Exhibit
             10.29 to Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1999)
 10.12       Stock Purchase Agreement dated January 26, 2000 between
             Registrant and Janus Capital Corporation (incorporated by
             reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
 10.13       Healtheon/WebMD Corporation Registration Rights Agreement
             dated January 26, 2000 between Registrant and Janus Capital
             Corporation (incorporated by reference to Exhibit 10.11 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
 10.14       Healtheon/WebMD Corporation Registration Rights Agreement
             dated January 26, 2000 among Registrant, Eastrise Profits
             Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News
             America Incorporated and Fox Broadcasting Company
             (incorporated by reference to Exhibit 10.4 to Registrant's
             Quarterly Report on Form 10-Q for the quarter ended March
             31, 2000)
 10.15       Healtheon/WebMD Media Services Agreement dated January 26,
             2000 among Registrant, Eastrise Profits Limited and Fox
             Entertainment Group, Inc. (incorporated by reference to
             Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 2000)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 10.16       Content License Agreement dated January 26, 2000 between The
             News Corporation Limited and Registrant (incorporated by
             reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
 10.17**     Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited
 10.18**     Data Rights Agreement dated as of May 26, 2000, as amended, between Registrant and Quintiles Transnational Corp.
 10.19**     Internet Product Development and Marketing Agreement dated as of May 26, 2000 between Registrant and Quintiles
             Transnational Corp.
 10.20***    Letter Agreement dated June 18, 2000 between Registrant and
             Martin J. Wygod
 10.21***    Amended and Restated Stock Option Agreement dated August 21,
             2000 between Medical Manager Corporation and Martin J. Wygod
 10.22***    Letter Agreement dated September 12, 2000 between Registrant and Jeffrey T. Arnold
 10.23***    Letter Agreement dated October 11, 2000 between Registrant and Jeffrey T. Arnold
 10.24***    Employment Agreement dated as of September 30, 1998 between
             WebMD, Inc. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1999)
 10.25***    Letter Agreement dated May 20, 1999 between Registrant and
             Jeffrey T. Arnold (incorporated by reference to Exhibit
             10.42 to Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1999)
 10.26***    Amended and Restated Employment Agreement dated June 18,
             2000 among Medical Manager Corporation, CareInsite, Inc. and
             Marvin P. Rich
 10.27***    Healtheon Corporation 1996 Stock Plan and Form of Stock
             Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant's Registration Statement on
             Form S-1 (No. 333-70553) filed February 10, 1999)
 10.28***    WebMD Corporation Amended and Restated 1998 Employee Stock
             Purchase Plan (incorporated by reference to Exhibit 99.27 to
             Registrant's Registration Statement on Form S-8 (No.
             333-47250) filed October 4, 2000)
 10.29***    WebMD Corporation 2000 Long-Term Incentive Plan
             (incorporated by reference to Exhibit 10.1 to Amendment No.
             1 to Registrant's Registration Statement on Form S-4 (No.
             333-39592) filed August 1, 2000)
 10.30***    WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan,
             as amended (incorporated by reference to Exhibit 10.2 to
             Registrant's Registration Statement on Form S-8 (No.
             33-90795) filed November 12, 1999)
 10.31***    Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No.
             333-42616) filed July 31, 2000)
 10.32***    Amended and Restated 1989 Class A Non-Qualified Stock Option
             Plan of Medical Manager Corporation (incorporated by
             reference to Exhibit 10.1 to Medical Manager Corporation's
             Registration Statement on Form S-1 (No. 333-28654) filed May
             18, 1989)
 10.33***    Amended and Restated 1989 Class B Non-Qualified Stock Option
             Plan of Medical Manager Corporation (incorporated by
             reference to Exhibit 10.2 to Medical Manager Corporation's
             Registration Statement on Form S-1 (No. 333-28654) filed May
             18, 1989)
 10.34***    1991 Director Stock Option Plan of Medical Manager
             Corporation (incorporated by reference to Exhibit 4.2 to
             Medical Manager Corporation's Registration Statement on Form
             S-8 (No. 333-46640) filed March 24, 1992)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 10.35***    Amended and Restated 1991 Special Non-Qualified Stock Option
             Plan of Medical Manager Corporation (incorporated by
             reference to Exhibit 4.3 to Medical Manager Corporation's
             Registration Statement on Form S-8 (No. 333-36041) filed
             September 19, 1997)
 10.36***    Form of Stock Option Agreement made as of December 7, 1994 between Medical Manager Corporation and certain individuals
             (incorporated by reference to Exhibit 4.5 to Medical Manager
             Corporation's Registration Statement on Form S-8 (No.
             333-21555) filed February 11, 1997)
 10.37***    Medical Manager Corporation's 1996 Amended and Restated
             Long-Term Incentive Plan (incorporated by reference to
             Exhibit 10.1 to Medical Manager Corporation's (Commission
             File No. 0-29090) Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998)
 10.38***    Medical Manager Corporation's 1996 Amended and Restated
             Non-Employee Director's Stock Plan (incorporated by
             reference to Exhibit 10.2 to Medical Manager Corporation's
             (Commission File No. 0-29090) Annual Report on Form 10-K for
             the fiscal year ended December 31, 1997)
 10.39***    1996 Class C Stock Option Plan of Medical Manager
             Corporation (incorporated by reference to Exhibit 4.1 to
             Medical Manager Corporation's Registration Statement on Form
             S-8 (No. 333-36041) filed September 19, 1997)
 10.40***    1997 Class D Stock Option Plan of Medical Manager
             Corporation (incorporated by reference to Exhibit 4.2 to
             Medical Manager Corporation's Registration Statement on Form
             S-8 (No. 333-36041) filed September 19, 1997)
 10.41***    1998 Class E Stock Option Plan of Medical Manager
             Corporation (incorporated by reference to Exhibit 4.1 to
             Medical Manager Corporation's Registration Statement on Form
             S-8 (No. 333-72517) filed March 15, 1999)
 10.42***    The 1999 Medical Manager Corporation Stock Option Plan for
             Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation's
             Annual Report on Form 10-K for the year ended June 30, 1999)
 10.43***    Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical
             Manager Corporation's Registration Statement on Form S-4
             (No. 333-81123) filed June 24, 1999)
 10.44***    1995 Avicenna NQ Stock Option Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Medical Manager
             Corporation's Registration Statement on Form S-8 (No.
             333-19043) filed December 31, 1996)
 10.45***    1998 Porex Technologies Corp. Stock Option Plan of Medical
             Manager Corporation (incorporated by reference to Exhibit
             4.2 to Medical Manager Corporation's Registration Statement
             on Form S-8 (No. 333-72517) filed March 15, 1999)
 10.46***    CareInsite, Inc. 1999 Officer Stock Option Plan
             (incorporated by reference to Exhibit 10.18 to Amendment No.
             6 to CareInsite, Inc.'s Registration Statement on Form S-1
             (No. 333-75071) filed June 11, 1999)
 10.47***    CareInsite, Inc. 1999 Employee Stock Option Plan.
             (incorporated by reference to Exhibit 10.17 to Amendment No.
             6 to CareInsite, Inc.'s Registration Statement on Form S-1
             (No. 333-75071) filed June 11, 1999)
 10.48***    CareInsite, Inc. 1999 Director Stock Option Plan
             (incorporated by reference to Annex H to the Proxy
             Statement/Prospectus included in Registrant's Registration
             Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
 10.49***    Amendment to the Company Stock Option Plans of Medical
             Manager Corporation and CareInsite, Inc. (incorporated by
             reference to Exhibit 99.28 to Registrant's Registration
             Statement on Form S-8 (No. 333-47250) filed October 4, 2000)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 10.50***    Letter Agreement dated September 11, 2000 between Medical
             Manager Corporation and Marvin P. Rich
 10.51***    Employment Agreement dated February 1, 1998 between WebMD,
             Inc. and K. Robert Draughon
 10.52***    Letter Agreement dated September 12, 2000 between Registrant and K. Robert Draughon
 10.53***    Letter Agreement dated September 12, 2000 between Registrant and Jack D. Dennison
 10.54***    Letter Agreement dated October 11, 2000 between Registrant and Jack D. Dennison
 21**        Subsidiaries of Registrant
 23.1**      Consent of Ernst & Young LLP, Independent Auditors
 24.1**      Power of Attorney

---------------
  * Confidential treatment was received with respect to certain portions of this document.

 ** Previously filed as an exhibit to this Annual Report on Form 10-K

*** Agreement relates to executive compensation