Form 10-Q
period 2001-03-31
WEBMD CORP /NEW/
filed 2001-05-15
CIK 1009575

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24975

                               WEBMD CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       94-3236644
         (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification Number)

                           669 RIVER DRIVE, CENTER 2
                      ELMWOOD PARK, NEW JERSEY 07407-1361
                    (Address of principal executive offices)

                                 (201) 703-3400
              (Registrant's telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

           As of April 9, 2001, there were 357,047,843 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WEBMD CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
Cautionary Statement Regarding Forward-Looking Statements.................    3

Part I        Financial Information

Item 1.       Financial Statements:


              Condensed Consolidated Balance Sheets as of March 31, 2001
              (unaudited) and
              December 31, 2000...........................................    4


              Unaudited Condensed Consolidated Statements of Operations
              for the three months
              ended March 31, 2001 and 2000...............................    5


              Unaudited Condensed Consolidated Statements of Cash Flows
              for the three months
              ended March 31, 2001 and 2000...............................    6


              Notes to Condensed Consolidated Financial Statements........    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of
              Operations..................................................   14

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk........................................................   33

Part II       Other Information

Item 1.       Legal Proceedings...........................................   34

Item 2.       Changes in Securities and Use of Proceeds...................   34

Item 6.       Exhibits and Reports on Form 8-K............................   34

Signatures................................................................   35

Exhibits..................................................................  E-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results of operations" beginning on page 18, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

     These factors and the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results of operations" beginning on page 18 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WEBMD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents..............................  $   559,167   $   490,797
     Short-term marketable securities.......................       81,401            --
     Accounts receivable, net...............................      179,149       195,071
     Current portion prepaid content, services and
      distribution..........................................        7,345         5,268
     Assets held for sale...................................      214,556       214,556
     Other current assets...................................       27,124        38,941
                                                              -----------   -----------
          Total current assets..............................    1,068,742       944,633

Marketable securities.......................................       21,028       219,686
Property and equipment, net.................................       76,276        90,356
Prepaid content, services and distribution..................      114,378       229,081
Intangible and other assets, net............................    6,062,374     6,971,875
                                                              -----------   -----------
                                                              $ 7,342,798   $ 8,455,631
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $    20,293   $    19,563
     Accrued expenses.......................................      275,723       272,932
     Deferred revenue.......................................       48,962        45,891
                                                              -----------   -----------
          Total current liabilities.........................      344,978       338,386

Other long-term liabilities.................................        4,057        15,260

Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; 100 shares issued and
  outstanding...............................................       10,000        10,000

Stockholders' equity:
     Series A convertible preferred stock; $0.0001 par
      value; 213,000 shares authorized; 155,951 shares
      issued and outstanding at December 31, 2000...........           --       710,746
     Common stock, $0.0001 par value; March 31, 2001:
      600,000,000 shares authorized; 362,340,511 shares
      issued; December 31, 2000: 600,000,000 shares
      authorized; 361,233,643 shares issued.................           36            36
     Additional paid-in capital.............................   11,627,877    11,028,461
     Treasury stock, 5,163,509 shares at cost...............      (30,759)      (30,759)
     Unrealized gain on marketable securities...............        3,554         4,996
     Deferred stock compensation............................     (100,558)     (144,467)
     Accumulated deficit....................................   (4,516,387)   (3,477,028)
                                                              -----------   -----------
          Total stockholders' equity........................    6,983,763     8,091,985
                                                              -----------   -----------
                                                              $ 7,342,798   $ 8,455,631
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
Revenue(1)..................................................  $   184,491   $  65,881

Costs and expenses:
     Cost of operations.....................................      125,344      59,365
     Development and engineering............................       12,372      11,574
     Sales, marketing, general and administrative...........      128,558     100,526
     Depreciation, amortization and other...................      759,797     338,710
     Restructuring and integration charge...................      208,683          --
     Interest income, net...................................       10,904      12,829
                                                              -----------   ---------

Net loss....................................................  $(1,039,359)  $(431,465)
                                                              ===========   =========

Basic and diluted net loss per common share.................  $     (2.91)  $   (2.47)
                                                              ===========   =========

Weighted-average shares outstanding used in computing basic
  and diluted net loss per common share.....................      356,806     175,041
                                                              ===========   =========

------------------

(1) Includes revenue from related parties of $3,000 and $12,777 for the three months ended March 31, 2001 and 2000, respectively.

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(1,039,359)  $ (431,465)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization of intangible assets.....      759,797      338,710
     Amortization of non-cash deferred stock compensation
      and other.............................................       30,011        1,158
     Amortization of non-cash prepaid content, services and
      distribution..........................................        8,176       18,554
     Non-cash portion of restructuring and integration
      charge................................................      185,498           --
     Changes in operating assets and liabilities:
       Accounts receivable..................................       12,768      (12,294)
       Prepaid content, services and distribution...........      (12,592)      16,061
       Other assets.........................................       (5,229)     (28,163)
       Accounts payable.....................................            7      (22,575)
       Accrued expenses.....................................       10,203       (1,037)
       Deferred revenue.....................................        3,071           --
                                                              -----------   ----------
          Net cash used in operating activities.............      (47,649)    (121,051)
                                                              -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of marketable securities........................      119,000           --
Purchases of marketable securities..........................           --      (42,500)
Purchases of property and equipment.........................       (5,840)      (5,666)
Cash received in business combinations......................           --        1,662
                                                              -----------   ----------
          Net cash provided by (used in) investing
            activities......................................      113,160      (46,504)
                                                              -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchase
  and issuance costs........................................        2,859    1,036,951
                                                              -----------   ----------
          Net cash provided by financing activities.........        2,859    1,036,951
                                                              -----------   ----------
Net increase in cash and cash equivalents...................       68,370      869,396
Cash and cash equivalents at beginning of period............      490,797      291,286
                                                              -----------   ----------
Cash and cash equivalents at end of period..................  $   559,167   $1,160,682
                                                              ===========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock for asset purchases................  $        --   $  372,737
                                                              ===========   ==========
Issuance of preferred stock for asset purchases.............  $        --   $  629,000
                                                              ===========   ==========

           See notes to condensed consolidated financial statements.

                               WEBMD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     WebMD Corporation (the "Company") was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation ("ActaMed") in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation ("MedE America") and Greenberg News Networks, Inc. ("Medcast") and changed its name from Healtheon Corporation to Healtheon/WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC ("Kinetra"). In May 2000, the Company completed its acquisition of Envoy Corporation ("Envoy"). In September 2000, the Company completed its acquisitions of Medical Manager Corporation ("Medical Manager"), CareInsite, Inc. ("CareInsite") and OnHealth Network Company ("OnHealth") and changed its name from Healtheon/WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and ActaMed for all years presented and the WebMD, Inc., MedE America, Medcast, Envoy, Medical Manager, CareInsite and OnHealth acquisitions for the period subsequent to each respective acquisition date.

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations.

     These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

REVENUE RECOGNITION

     The Company provides a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers. The revenue associated with these solutions provided by the Company are aggregated into four primary product groupings as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Transaction services........................................  $ 97,518   $31,521
Physician services..........................................    65,098     6,782
Portal services.............................................    19,911    21,419
Other.......................................................     1,964     6,159
                                                              --------   -------
                                                              $184,491   $65,881
                                                              ========   =======

                               WEBMD CORPORATION

     Revenue recognized from arrangements deemed to be non-monetary exchanges of our products and services for customer products and services totaled approximately $6,916 during the three months ended March 31, 2001, and $3,080 during the three months ended March 31, 2000. Revenue from these exchanges is recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

     Revenue from related parties consist of revenues for services provided to News Corporation for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three months ended March 31, 2000. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company's Series A convertible preferred stock.

RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.  BUSINESS COMBINATIONS AND STRATEGIC RELATIONSHIPS

NEWS CORPORATION

     Pursuant to an agreement signed and publicly announced in December 1999 and closed in January 2000, the Company entered into a strategic relationship with News Corporation. On December 29, 2000, this strategic alliance was revised by the parties. On February 15, 2001, the Company completed all transactions related to its revised strategic relationship with News Corporation. The original relationship and the revised relationship are each described below.

  Original strategic relationship

     The financial terms of the strategic relationship included $700,000 in media branding services by News Corporation, comprised of $400,000 domestically and $300,000 internationally over 10 years; a $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to the Company of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com. The Company issued an aggregate of 155,951 shares of Series A preferred stock, convertible into 21,282,645 shares of the Company's common stock. In addition, affiliates of News Corporation purchased 2,000,000 shares of the Company's common stock for an aggregate purchase price of $100,000 in cash.

  New strategic relationship

     The Company retained the right to receive $205,000 in domestic media services from News Corporation over ten years and will continue to provide content for use across News Corporation's media properties for the next four years. News Corporation transferred its 50% interest in the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD's Series A Convertible Preferred Stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share.

                               WEBMD CORPORATION

MICROSOFT

     The Company originally entered into a strategic relationship with Microsoft in May 1999. On March 22, 2001, the Company and Microsoft executed a non-binding letter of intent with respect to a new relationship. In April 2001, the Company and Microsoft entered into definitive agreements to implement the new relationship, which is effective as of January 1, 2001. The original relationship and the new relationship are each described below.

  Original strategic relationship

     Under the terms of the original strategic relationship, the Company has been developing, hosting and maintaining on its servers a health channel for MSN and was required to pay Microsoft an aggregate of $162,000 in carriage fees for the distribution of that content. In addition, Microsoft and the Company each committed co-marketing funds of $50,000 over the first two years of the term.

     Microsoft was required to remit to the Company 100% of the net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft placed on WebMD.com each year during the term until the Company received an amount equal to that year's carriage fees, including guaranteed minimum amounts of $22,500 in each of the first two years of the term, and was required to share revenue equally after that. The Company was required to pay Microsoft a 25% commission on the portion of the revenue received up to the annual guaranteed minimum amounts for all advertisements placed by Microsoft. The Company recognized this advertising revenue when Microsoft notified the Company that advertisements had been placed on the health channel and billed by Microsoft, not based on the guaranteed minimum amounts.

     Microsoft agreed to sponsor up to 5.0 million subscriber months to the Company's physician Web site for $29.95 per month over the term of the agreement. The Company was required to pay a $5 per month commission on all subscriptions placed by Microsoft.

     The Company was required to share with Microsoft 50% of net revenue from banner and other advertising on its physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, the Company was required to share 25% of this revenue with Microsoft. In addition, the Company was required to share with Microsoft 15% of its net revenue from e-commerce transactions and additional services not included in the basic subscription to the Company's physician Web site generated by these sponsored subscriptions.

  New strategic relationship

     To implement the new relationship, the Company and Microsoft entered into two definitive agreements. Under the first agreement: (i) the Company has agreed to adopt the PocketPC, Windows 2000 and SQL Server 2000 as the development platform for ULTIA, the Company's new handheld solution for physicians, which operates on a wireless LAN and integrates with the physician's practice management system; (ii) the Company has agreed to make Intergy, its new physician practice management system, available to run on Windows 2000 and SQL Server 2000; (iii) Microsoft has agreed to provide performance-based funding tied to the roll-outs of ULTIA and Intergy; (iv) the Company has agreed to continue to transition the WebMD.com portal to Windows 2000 and SQL Server 2000 when the Company makes additional investments in its portal; and (v) Microsoft has agreed to provide consulting services, support and other resources in connection with these undertakings. The amount of the performance-based funding to be received by the Company pursuant to the Agreement will be determined based on the number of physicians to whom Microsoft software is deployed in connection with deployments of ULTIA and Intergy. The Company will be obligated to pay agreed upon fees to Microsoft to license such software from Microsoft. The term of this agreement is scheduled to expire

                               WEBMD CORPORATION
on December 31, 2004. This agreement is subject to termination by either party beginning May 18, 2001 in the event that the parties have not reached agreement on terms for an Application Services Agreement (ASP Agreement) and related documents to govern deployments by the Company of Microsoft software on an ASP basis. This agreement is also subject to mutual agreement on certain technology-related requirements.

     Under the second agreement, the Company will program the majority of the MSN health channel, and the Company and MSN will share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with the Company receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached) and 60% thereafter. The Company will no longer pay carriage fees to Microsoft. The term of this agreement is scheduled to expire on June 30, 2004.

     As a result of the execution of these agreements, Microsoft is no longer responsible for funding the sponsorship of subscriptions to the Company's physician portal, and WebMD is no longer required to share with Microsoft revenue generated by physician usage of the Company's healthcare portals. Additionally, the Company will no longer be required to pay Microsoft carriage fees for the distribution of content.

KINETRA

     On January 31, 2000, the Company completed its acquisition of Kinetra, a provider of health information networks and e-commerce services. The total purchase consideration was approximately $291,538, comprised primarily of common stock. The acquisition was accounted for using the purchase method of accounting.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth, including the amortization of goodwill and other intangible assets, as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods. All of our other business combinations were not material to our financial statements.

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2000
                                                              --------------
Total revenue...............................................    $ 183,636
                                                                =========
Net loss....................................................    $(895,586)
                                                                =========
Basic and diluted net loss per share........................    $   (2.55)
                                                                =========

3.  RESTRUCTURING AND INTEGRATION CHARGE

     In the third quarter of 2000, the Company's board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by the Company since November 1999 and consolidating the Company's operational infrastructure into a common platform to more efficiently serve its customers.

     Additionally, as part of the Company's restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and its partners, potential conflicts with other agreements as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. As a result of this process, the Company has been and is in discussions with several of its partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in

                               WEBMD CORPORATION
revisions to some strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges. During calendar year 2000, the Company's restructuring and integration efforts resulted in the identification and notification of approximately 1,100 employees whose positions with the Company were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

     The Company's restructuring and integration efforts continued during the three months ended March 31, 2001. In connection with these efforts, a charge was recorded in the quarter ended March 31, 2001 of $208,683, which consists of:
(i) $138,039 relating to the restructuring of our strategic relationships primarily associated with Microsoft, of which $133,500 represented non-cash charges related to the write-off of intangible assets associated with the Company's original Microsoft agreement recorded as part of the Company's acquisition of WebMD, Inc. in 1999, (ii) personnel-related costs of $63,463, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the three months ended March 31, 2001, (iii) facilities charges of $1,985, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the quarter ended March 31, 2001, (iv) $5,196 of integration costs, consisting of employee retention arrangements related to exit activities.

     Integration costs are recorded as expense in the period in which they arise.

     The following table presents cash activity in the restructuring and integration related accrual through the quarter ended March 31, 2001:

                                                   SEVERANCE   FACILITIES    OTHER     TOTAL
                                                   ---------   ----------   -------   --------
Balance at December 31, 2000.....................   $ 8,599     $35,843     $ 8,683   $ 53,125
Accruals.........................................    11,465       1,985       9,736     23,186
Cash payments....................................    (6,467)     (1,273)     (4,982)   (12,722)
                                                    -------     -------     -------   --------
Balance at March 31, 2001........................   $13,597     $36,555     $13,437   $ 63,589
                                                    =======     =======     =======   ========

4.  STOCKHOLDERS' EQUITY

     On March 29, 2001, the Company announced a stock buy-back program. Under the program, the Company may use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions.

5.  ASSETS HELD FOR SALE

     In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company's acquired businesses, its board of directors approved management's plan to dispose of Porex Corporation and its other plastics and filtration technologies subsidiaries, referred to collectively as Porex. Porex Corporation was a wholly owned subsidiary of Medical Manager prior to the completion of the acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The disposition is expected to be completed in 2001. The expected net proceeds and the cash flows of Porex until sold were allocated to net assets held for sale in the allocation of the Medical Manager purchase price and is included in other current assets. Any difference between the actual and expected net proceeds will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

                               WEBMD CORPORATION

     Activity in net assets held for sale from the acquisition date to March 31, 2001 is as follows:

Allocation of purchase price................................  $204,356
Estimated net income through disposition....................    10,200
                                                              --------
Balance at March 31, 2001...................................  $214,556
                                                              ========

     Porex had net income of $2,613 for the quarter ended March 31, 2001 and net income of $5,369 from the acquisition date to March 31, 2001. Porex's results of operations and cash flows have been excluded from the consolidated statement of operations for the quarter ended March 31, 2001.

6.  MARKETABLE SECURITIES

     All highly liquid marketable securities with an original maturity from date of purchase of three months or less are considered to be cash equivalents. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At March 31, 2001, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. These investments, which had an aggregate market value of $108,405 and a cost of $104,851, were classified as available-for-sale. Unrealized gains on these securities were $3,554 at March 31, 2001.

7.  NET LOSS PER COMMON SHARE

     Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted net loss per share was 162,420,000 shares at March 31, 2001 and 81,500,000 shares at March 31, 2000. These shares do not give effect to securities with exercise prices in excess of market and the number of shares which could be repurchased with the proceeds received from the exercise of such securities.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either offset against the change in fair value of the hedged asset, liability or firm commitment through income or held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income.

                               WEBMD CORPORATION

     The Company adopted SFAS No. 133 effective January 1, 2001. The impact of adopting SFAS No. 133 was not significant.

9.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in our 2000 annual report on Form 10-K under the heading "Legal Proceedings," has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on our financial position.

10.  SUBSEQUENT EVENTS

     On May 8, 2001, the Company entered into an agreement, dated as of May 9, 2001, for a strategic alliance with America Online, Inc. ("AOL"). The term of the agreement is three years. Under the agreement, the Company will be the primary provider of healthcare content, tools and services for use on AOL properties that include AOL, AOL.com, CompuServe and Netscape.com. In addition, the Company will create a co-branded personalized health service for AOL that will feature the Company's personalized news, health assessment and monitoring tools, communities and newsletters, integrated with AOL's calendaring and reminders. The Company and AOL intend, through the co-branded services, to provide users with the ability to communicate with their health plans, physicians, pharmacies and other providers. The Company and AOL will share revenue from advertising (whether or not related to healthcare), commerce and programming on the health channels of the AOL properties and on the co-branded service, with the Company receiving 80% of revenues up to an agreed upon annual threshold and 60% thereafter. The Company will not make any cash payments for carriage fees to AOL. In connection with the strategic alliance, WebMD issued to AOL a warrant to purchase 2,408,908 shares of WebMD common stock at an exercise price of $9.25 per share.

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

     - Portal services. We offer a variety of services for advertisers, sponsors, consumers, physicians and physician office managers through our online distribution channels and the online and offline distribution channels of our strategic partners.

     In the third quarter of 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

     As part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. As a result of this process, we have been and are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges.

     In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $208.7 million, of which $185.5 million were non-cash charges, in the quarter ended March 31, 2001. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, employee retention arrangements related to exit activities, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001.

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

RESULTS OF OPERATIONS

     The following discussion includes a comparison of the March 31, 2001 results of operations to the March 31, 2000 results on both an actual and pro forma basis. The pro forma information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth, including the amortization of goodwill and other intangible assets, as if they had occurred at the beginning of the period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

     Revenue. Total revenues were $184.5 million for the three months ended March 31, 2001 compared to $65.9 million for the three months ended March 31, 2000. Transaction service, physician service, portal service and other revenues were 53%, 35%, 11%, and 1%, respectively, of total revenues for the three months ended March 31, 2001 compared to 48%, 10%, 33%, and 9%, respectively, of total revenues for the three months ended March 31, 2000. Transaction service revenues were $97.5 million for the three months ended March 31, 2001 compared to $31.5 million for the three months ended March 31, 2000. The increase in transaction service revenues was primarily attributable to the acquisition of Kinetra in January 2000, the acquisition of ENVOY in May 2000 and the acquisition of CareInsite in September 2000. Physician service revenues were $65.1 million for the three months ended March 31, 2001 compared to $6.8 million for the three months ended March 31, 2000. The increase in physician service revenue was primarily attributable to the acquisition of Medical Manager in September 2000 offset in part by the elimination of revenues related to the sponsorship of physician subscriptions to the Company's physician portal as a result of the termination the agreement with DuPont in December 2000 and the new arrangement with Microsoft which was effective as of January 1, 2001. Portal service revenues were $19.9 million for the three months ended March 31, 2001 compared to $21.4 million for the three months ended March 31, 2000. The decrease in portal service revenues was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on us and certain of our carriage partners. Other revenues were $2.0 million for the three months ended March 31, 2001 compared to $6.2 million for the three months ended March 31, 2000. The decrease in other revenues is primarily attributable to our decision during calendar year 2000 to exit our information technology consulting and outsourcing relationships.

     Total revenues were $184.5 million for the three months ended March 31, 2001, compared to $183.6 million on a pro forma basis for the three months ended March 31, 2000. Transaction service, physician service, portal service and other revenues were 53%, 35%, 11%, and 1%, respectively, of total revenues for the three months ended March 31, 2001 compared to 49%, 34%, 13% and 4%, respectively, of total revenues on a pro forma basis for the three months ended March 31, 2000. Transaction service revenues increased $7.5 million for the three months ended March 31, 2001 compared to $90.0 million on a pro forma basis for the three months ended March 31, 2000. The increase in transaction service revenues was primarily attributable to an increase in the volume of electronic transactions processed. Physician service revenues increased $2.8 million for the three months ended March 31, 2001 compared to $62.3 million on a pro forma basis for the three months ended March 31, 2000. The increase in physician service revenue was primarily attributable to higher sales of practice management systems offset in part by the elimination of revenues related to the sponsorship of physician subscriptions to the Company's physician portal as a result of the termination the agreement with DuPont in December 2000 and the new arrangement with Microsoft which was effective as of January 1, 2001. Portal service revenues decreased $3.5 million for the three months ended March 31, 2001 compared to $23.4 million on a pro forma basis for the three months ended March 31, 2000. The decrease in portal service revenues was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on us and certain of our carriage partners. Other revenues decreased $5.9 million for the three months ended March 31, 2001 compared to $7.9 million on a pro forma basis for the three months ended March 31, 2000. The decrease in other revenues is primarily attributable to our decision during calendar year 2000 to exit our information technology consulting and outsourcing relationships.

     Revenue from related parties consist of revenues for services to News Corporation and Microsoft for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three months ended March 31, 2000. Revenue from related parties was $3 million for the three months ended March 31, 2001 compared to $12.8 million for the three months ended March 31, 2000. The decrease was primarily attributable to the new arrangement with Microsoft, which was effective January 1, 2001. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company's Series A convertible preferred stock.

     Cost of Operations. Cost of operations primarily consists of the expenses associated with maintaining our networks and providing products and services. Cost of operations was $125.3 million for the three months ended March 31, 2001 compared to $59.4 million for the three months ended March 31, 2000. The increase is primarily attributable to the cost of operations associated with the companies acquired during calendar year 2000. Cost of operations represented 67.9% of revenues for the three months ended March 31, 2001 compared to 90.1% of revenues for the three months ended March 31, 2000. This decrease in cost of operations as a percentage of total revenues is a result of the impact of the companies acquired during calendar year 2000.

     Cost of operations increased $5.2 million for the three months ended March 31, 2001 compared to $120.1 million on pro forma basis for the three months ended March 31, 2000. Cost of operations represented 67.9% of revenues for the three months ended March 31, 2001 compared to 65.4% of revenues on a pro forma basis for the three months ended March 31, 2000. This increase in cost of operations as a percentage of revenues is primarily due to changes in the mix of product revenues.

     Development and engineering. Development and engineering expense consists primarily of salaries paid to engineering personnel, fees paid to outside contractors and consultants, facilities expenses and maintenance of capital equipment used in the development process. Development and engineering expense increased to $12.4 million for the three months ended compared to $11.6 million for the three months ended March 31, 2000. This increase is primarily due to the costs associated with the companies acquired in calendar year 2000, offset in part by the impact of cost reductions resulting from our restructuring and integration efforts.

     Development and engineering expense decreased $12.3 million for the three months ended March 31, 2001 compared to $24.7 million on a pro forma basis for the three months ended March 31, 2000. This decrease is a result of the elimination of costs as a result of our restructuring and integration efforts relating to the companies acquired during calendar year 2000.

     Sales, marketing, general and administrative. Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, human resources and executive personnel. Sales, marketing, general and administrative expense was $128.6 million for the three months ended March 31, 2001 compared to $100.5 million for the three months ended March 31, 2000. This increase is primarily attributed to the companies acquired in calendar year 2000 offset in part by the elimination of costs as a result of our restructuring and integration efforts. Included in sales, marketing, general and administrative costs are amortization of non-cash prepaid content, services and distribution expenses of $8.2 million and $18.6 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Also included is amortization of non-cash deferred stock compensation expense of $30.1 million and $1.2 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Sales, marketing, general and administrative expense decreased $54.3 million for the three months ended March 31, 2001 compared to $182.9 million on a pro forma basis for the three months ended March 31, 2000. This decrease is primarily a result of the elimination of costs as a result of our restructuring and integration efforts relating to the companies acquired during calendar year 2000.

     Depreciation, amortization and other. Depreciation, amortization and other expense was $759.8 million for the three months ended March 31, 2001 compared to $338.7 million for the three months ended March 31, 2000. The increase was primarily attributable to the amortization of intangible assets related to the companies acquired during calendar year 2000, which are being amortized over expected lives of one to five years.

     Restructuring and integration charge. In September 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the combination of WebMD with Envoy, Medical Manager, CareInsite and OnHealth. During calendar year 2000, the Company's restructuring and integration efforts resulted in the identification and notification of approximately 1,100 employees whose positions with the Company were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

     During the three months ended March 31, 2001, the Company's restructuring and integration efforts continued. In connection with these efforts, a charge was recorded in the quarter ended March 31, 2001 of $208.7 million, which consists of:

     - $138.0 million relating to the restructuring of strategic relationships primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with the Company's original Microsoft agreement recorded as part of the Company's acquisition of WebMD, Inc. in 1999,

     - personnel-related costs of $63.5 million, of which $52.0 million represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the three months ended March 31, 2001,

     - facilities charges of $2.0 million, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the three months ended March 31, 2001,

     - $5.2 million of integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

     We expect that our restructuring and integration efforts, including the consolidation of our operational infrastructure into a common platform, will result in further cost reductions during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had approximately $661.6 million in cash, cash equivalents and marketable securities, and working capital of $723.8 million.

     In September 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers. As part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability, and impact on future revenue streams. As a result of this process, we have been and are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges.

     As we announced on September 28, 2000, our board of directors approved management's plan to dispose of Porex, which we acquired in our acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The disposition is expected to be completed in 2001. The expected net proceeds and the cash flows of Porex until sold were allocated to assets held for sale in the allocation of the Medical Manager purchase price and are included in the line item "other current assets" on our balance sheets. Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     Cash used in operating activities was $47.6 million for the three months ended March 31, 2001 compared to $121.1 million for the three months ended March 31, 2000. The cash used during these periods was primarily attributable to net operating losses, offset in part by depreciation and amortization.

     Cash provided by investing activities was $113.2 million for the three months ended March 31, 2001 primarily related to $119.0 million of net proceeds from the redemption of marketable securities.

     Cash provided by financing activities was $2.9 million for the three months ended March 31, 2001, primarily related to the net proceeds from the exercise of stock options.

     As of March 31, 2001, we did not have any material commitments for capital expenditures. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating and capital leases and our strategic relationships:

YEAR ENDED DECEMBER 31,                                         AMOUNT
-----------------------                                      -------------
2001.......................................................  $61.3 million
2002.......................................................   54.0 million
2003.......................................................   23.6 million
2004.......................................................   13.1 million
2005.......................................................    9.3 million
Thereafter.................................................   71.5 million

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

     We believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our handheld solution in 2001, for at least the next 12 months. However, we expect to incur losses before restructuring and integration charges, depreciation, amortization and other non-cash items, until the end of 2001. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new applications and service offerings, competing technologies and market developments, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Our business will suffer if we fail to successfully integrate acquired businesses and technologies

     We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, Inc., MedE America and Medcast in November 1999, our mergers with Kinetra in January 2000 and Envoy in May 2000 and our mergers with Medical Manager, CareInsite and OnHealth in September 2000. In September 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by us since November 1999 and of consolidating our operational infrastructure. We are in the process of integrating and consolidating the operations, products and services, technologies and personnel of these companies. In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000 and of $208.7 million, of which $185.5 million were non-cash charges, in the quarter ended March 31, 2001. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, stay bonuses, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001. For additional information regarding our restructuring and integration efforts, see "Restructuring and integration charge" on page 17 and note 3 to the condensed consolidated financial statements in this quarterly report. The successful integration of the acquired businesses into our operations is critical to our future performance.

     The amount and timing of the benefits of our restructuring and integration efforts and the success of the contemplated integration and rationalization of our businesses are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to

     - ability to cross-sell products and services to payers and providers with which we have established relationships and those with which the acquired companies have established relationships

     -  the loss of key personnel

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

  We are dependent on strategic relationships to generate some of our revenue

     Our ability to generate revenue will suffer if we cannot establish and maintain successful strategic relationships. We have entered into strategic relationships with leading online and media distribution and healthcare partners. Successful strategic relationships are an important means to increase the number of transactions processed over our network, generate traffic on our Web site and capitalize on additional distribution and revenue opportunities. As previously announced, we have been renegotiating some of the strategic relationships we currently have in place and some of these relationships have been modified or terminated. It is possible that additional relationships may be modified or terminated. We expect that we will face intensified competition for strategic relationships.

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

     We share revenue with our strategic partners and will incur significant expense in connection with our strategic relationships, and this expense may exceed the net revenue these relationships generate. We have agreed to share some of our revenue with some of our strategic partners and, in some cases, to make guaranteed payments to our strategic partners. We may enter into additional arrangements with current or future strategic partners that require us to share revenue, make guaranteed payments or incur other significant expenses. We cannot give assurances that we will generate sufficient revenue from our arrangements with strategic partners to offset all required payments and expenses. Failure to do so could have a material adverse effect on our financial condition or results of operations.

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

     We have granted exclusive rights to strategic partners. We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with e-commerce companies to be our exclusive partners supplying online pharmacy services and to be our exclusive providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to subscribers and consumers or to payer and provider customers. Our inability to offer other applications and content could cause our business to suffer. In addition, we have granted exclusive rights to strategic partners which restrict our ability to pursue some business opportunities. For example, in connection with our acquisition of Envoy from Quintiles, we granted to Quintiles the exclusive license to use some of the de-identified data available to us by virtue of our transaction services and some exclusive rights in the pharmaceutical market.

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

  Our ability to generate revenue could suffer if we do not offer new applications and services

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

  We may not be able to generate significant advertising revenue from our portal services

     We derive a portion of our revenue from advertising on our Web site and other Web sites that license our content. Advertising revenue is generally derived from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered over a specified period of time for a fixed fee. Advertising revenue may also include barter transactions, which are exchanges by us of advertising space on our Web site for goods and services from strategic partners and which might not generate any cash receipts.

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

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenue. The level of traffic on our Web site and other Web sites that license our content is likely to be a factor in determining advertising rates.

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

     We also compete, in some cases, with alliances formed by the above competitors, including alliances that are intended to allow the participants to pursue a strategy similar to our strategy of integrating transaction processing capabilities and portal services with physician practice management systems. Major software and information systems companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of our solutions, including wireless handheld solutions that will compete with ULTIA, our handheld solution. In addition, some of our existing payer and provider customers and some of our strategic partners may also compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations.

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

  Our business may be subject to litigation

     Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see the information under "Legal Proceedings" in our 2000 annual report on Form 10-K.

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

     HIPAA administrative simplification. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with two of the five recently published in final form. The two rules published in final form are Standards for Electronic Transactions, published August 17, 2000, and

Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. These rules took effect on October 16, 2000 and April 14, 2001, respectively, with compliance required by healthcare providers, healthcare clearinghouses and large health plans two years following the respective effective dates. Small health plans are given an additional year to comply. These rules apply to certain of our operations as well as the operations of many of our customers. Compliance with these final rules will be costly and could require complex changes in our systems.

     HIPAA transaction standards. The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. This rule establishes format standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include health claims, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these eight health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

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

     Other regulation of transaction services. Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

     HIPAA privacy standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. Due to a technical error in the delivery of the privacy standards rule to Congress, the effective date was delayed until April 14, 2001, which also extends the compliance date for most entities to April 14, 2003. Also, on February 28, 2001, the final privacy standards rule was converted to a final rule with request for comments to permit public comment for a limited period before the rule becomes effective. This comment period did not further delay the effective date of the privacy standards rule. However, U.S. Department of Health and Human Services Secretary Thompson has stated publicly that his department intends to make or propose further changes to that rule in the near future. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual consents in some cases, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our platform and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. We are unable to predict what changes to the privacy standards rule will be made in the future or how those changes could affect our business.

     Other regulation regarding confidentiality and privacy of patient information. Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in all cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. The definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differs and sometimes is not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. Claims of privacy breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

     International data regulation. Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for our international operations, impose additional operations requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

     Consumer protection regulation. The Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations regarding these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

     Regulation of healthcare relationships. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business.

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

     Regulation by the U.S. Food and Drug Administration. The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. For example, Medical Manager Health Systems is distributing in the U.S. a medical image management device, referred to herein as the "image device," which was granted clearance by the FDA on August 25, 2000, and is manufactured by Medical Manager Health Systems in accordance with specifications set forth in the cleared 510(k) application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the image device and is marketing the interface and the image device as the DIMDX System. We believe that the addition of our practice management system to the image device does not change the image device's intended use or significantly change the safety or efficacy of the product to the extent that a new 510(k) application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software or other of our software or hardware components could in the future become subject to some or all of the above requirements. Except with respect to Medical Manager Health Systems and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

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

     Medical professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We provide Web site capabilities for our physician customers. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician's use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

  Regulation of the Internet could adversely affect our business

     The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for the methods of healthcare e-commerce that we are providing or developing or even prohibit the sale of particular products and services.

     For more information regarding government regulation of the Internet to which we are or may be subject, see "-- Healthcare regulation could adversely affect our business" beginning on page 25.

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

     For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see
"-- Healthcare regulation could adversely affect our business" beginning on page 25.

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

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the information under "Legal Proceedings" in our 2000 annual report on Form 10-K.

  Our stock price has been volatile in the past and may continue to be volatile

     The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things, quarter-to-quarter variations in operating results, operating results being less than analysts' estimates, changes in analysts' earnings estimates, announcements of new technologies, products and services or pricing policies by us or our competitors, announcements of acquisitions or strategic relationships by us or our competitors, developments in existing customer or strategic relationships, actual or perceived changes in our business strategy, developments in pending litigation and claims, sales of large amounts of our common stock, changes in market conditions in the Internet and healthcare industries, changes in prospects for healthcare reform, changes in general economic conditions, and fluctuations in the securities markets in general.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio. This objective is accomplished by adherence to our investment policy, which establishes the list of eligible securities and credit requirements for each investment.

     Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid U.S. Treasury notes and federal agency notes. We view these high grade securities within our portfolio as having similar market risk characteristics.

     Principal amounts expected to mature are $0, $94.8 million, $5.8 million, $0 and $0 for the remainder of 2001 and 2002, 2003, 2004 and 2005, respectively. We had investments totaling $5.8 million in federal agency notes that were callable subjecting us to interest rate risk on the reinvestment of these securities.

     We have not utilized derivative financial instruments in our investment portfolio.

EXCHANGE RATE SENSITIVITY

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Ehlert v. Singer, et al.

     This lawsuit was filed against Medical Manager Health Systems, Inc., which became our subsidiary upon Medical Manager's merger with us in September 2000, and some of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of Medical Manager Health Systems' issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. An amended complaint was served on March 2, 1999. Medical Manager Health Systems moved to dismiss the amended complaint and the court ruled in favor of that motion. Plaintiffs appealed this dismissal to the Court of Appeals for the 11th Circuit, which issued an order affirming the dismissal on March 30, 2001.

  Other legal proceedings

     In the normal course of business, we and our subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in our 2000 annual report on Form 10-K under "Legal Proceedings," has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the revisions to the relationship between WebMD and News Corporation described in note 2 to the condensed consolidated financial statements in this quarterly report, WebMD issued to News Corporation a warrant to acquire 3,000,000 shares of WebMD common stock at an exercise price of $15 per share. The issuance of the warrant was exempt from registration under
Section 4(2) of the Securities Act because there was no public offering of the warrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this quarterly report.

     (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

        - Report on Form 8-K filed on January 4, 2001, pursuant to which the Registrant announced the revision of its strategic relationship with News Corporation

        - Report on Form 8-K filed on March 1, 2001, pursuant to which the Registrant described certain legal proceedings involving the Registrant and Quintiles Transnational Corp.

        - Report on Form 8-K filed on March 6, 2001, pursuant to which the Registrant described developments with respect to certain legal proceedings involving the Registrant and Quintiles Transnational Corp.

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

                                          WEBMD CORPORATION

                                          By:       /s/ ANTHONY VUOLO
                                            ------------------------------------
                                            Anthony Vuolo
                                            Executive Vice President and Chief
                                            Financial Officer

Date: May 15, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   10.1                Amendment dated February 15, 2001 to Healtheon/WebMD
                       Corporation Registration Rights Agreement dated January 26,
                       2000 among Registrant, Eastrise Profits Limited, AHN/FIT
                       Cable, LLC, AHN/FIT Internet, LLC, News America
                       Incorporated, and Fox Broadcasting Company; the
                       Healtheon/WebMD Corporation Registration Rights Agreement
                       was filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

   10.2                Amendment dated February 15, 2001 to Healtheon/WebMD Media
                       Services Agreement dated January 26, 2000 among Registrant,
                       Eastrise Profits Limited and Fox Entertainment Group, Inc.;
                       the Healtheon/WebMD Media Services Agreement was filed as
                       Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

   10.3 Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/WebMD Cable Corporation,
                       Healtheon/WebMD Internet Corporation, The News Corporation
                       Limited, Fox Entertainment Group, Inc., AHN/FIT Cable, LLC and AHN/FIT Internet, LLC

   10.4                International Assignment Agreement dated as of February 15,
                       2001 among Registrant, HW International Holdings, Inc., The
                       News Corporation Limited, Eastrise Profits Limited and IJV
                       Holdings Inc.