Form 10-Q
period 2001-06-30
WEBMD CORP /NEW/
filed 2001-08-14
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24975

WEBMD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3236644 (I.R.S. Employer Identification Number)

669 River Drive, Center 2

Elmwood Park, New Jersey 07407-1361
(Address of Principal Executive Offices)

(201) 703-3400

(Registrant’s telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No  ☐

As of July 27, 2001, there were 359,708,024 shares of the

Registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2001

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that may affect future results of operations” beginning on page 20, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the expected benefits from our restructuring and integration efforts not being fully realized or not being realized within the expected time frames

•	the failure to achieve sufficient levels of physician utilization and market acceptance of new services or newly integrated services

•	the inability to successfully deploy new applications or newly integrated applications

•	the inability to attract and retain qualified personnel

•	outcome of pending litigation and claims

•	general economic, business or regulatory conditions affecting the Internet and healthcare communications industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that may affect future results of operations” beginning on page 20 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM  1.     Financial Statements

WEBMD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$491,855	$490,797

Short-term marketable securities	96,376	—

Accounts receivable, net	182,107	195,071

Current portion prepaid content, services and distribution	10,493	5,268

Assets held for sale	214,556	214,556

Other current assets	26,369	38,941

Total current assets	1,021,756	944,633

Marketable securities	8,560	219,686

Property and equipment, net	75,459	90,356

Prepaid content, services and distribution	118,240	229,081

Intangible and other assets, net	5,306,652	6,971,875

	$6,530,667	$8,455,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$15,524	$19,563

Accrued expenses	252,477	272,932

Deferred revenue	51,473	45,891

Total current liabilities	319,474	338,386

Other long-term liabilities	1,894	15,260

Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; 100 shares issued and outstanding	10,000	10,000

Stockholders’ equity:

Series A convertible preferred stock; $0.0001 par value; 213,000 shares authorized; 155,951 shares issued and outstanding at December 31, 2000	—	710,746

Common stock, $0.0001 par value; June 30, 2001: 600,000,000 shares authorized; 365,225,845 shares issued; December 31, 2000: 600,000,000 shares authorized; 361,233,643 shares issued	37	36

Additional paid-in capital	11,641,541	11,028,461

Treasury stock, at cost, June 30, 2001: 5,676,595 and December 31, 2000: 5,163,509	(33,594)	(30,759)

Unrealized gain on marketable securities	5,860	4,996

Deferred stock compensation	(76,375)	(144,467)

Accumulated deficit	(5,338,170)	(3,477,028)

Total stockholders’ equity	6,199,299	8,091,985

	$6,530,667	$8,455,631

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue (1)	$178,714	$101,074	$363,205	$166,955

Costs and expenses:

Cost of operations	119,366	78,194	244,710	137,559

Development and engineering	9,141	14,684	21,513	26,258

Sales, marketing, general and administrative	113,809	124,136	242,367	224,662

Depreciation and amortization	755,073	416,428	1,514,870	755,138

Restructuring and integration charge	11,211	—	219,894	—

Interest income, net	8,103	14,064	19,007	26,893

Net loss	$(821,783)	$(518,304)	$(1,861,142)	$(949,769)

Basic and diluted net loss per common share	$(2.30)	$(2.64)	$(5.21)	$(5.11)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	357,878	196,471	357,342	185,756

(1)	Includes revenue from related parties of $0 and $10,063 for the three months ended June 30, 2001 and 2000, respectively and $3,000 and $23,048 for the six months ended June 30, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,861,142)	$(949,769)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,514,870	755,138

Non-cash stock compensation	53,550	26,806

Amortization of non-cash prepaid content, services and distribution	16,383	39,260

Non-cash portion of restructuring and integration charge	185,498	—

Changes in operating assets and liabilities:

Accounts receivable	9,962	(24,445)

Prepaid content, services and distribution	(10,310)	—

Other assets	5,098	(9,036)

Accounts payable	(4,762)	(27,070)

Accrued expenses	(13,880)	(34,911)

Deferred revenue	5,004	(2,493)

Net cash used in operating activities	(99,729)	(226,520)

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemptions of marketable securities	119,000	—

Purchases of marketable securities	—	(62,500)

Purchases of property and equipment	(14,381)	(14,042)

Cash paid in business combinations, net of cash received	(6,042)	(285,223)

Net cash provided by (used in) investing activities	98,577	(361,765)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net of repurchase and issuance costs	7,208	944,789

Principal payments of capital lease obligations	(2,163)	(2,572)

Purchases of treasury stock	(2,835)	—

Net cash provided by financing activities	2,210	942,217

Net increase in cash and cash equivalents	1,058	353,932

Cash and cash equivalents at beginning of period	490,797	291,286

Cash and cash equivalents at end of period	$491,855	$645,218

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of equity securities in connection with strategic alliances and services	$17,500	$—

Issuance of common stock for asset purchases	$—	$2,395,518

Issuance of preferred stock for asset purchases	$—	$629,000

Deferred compensation related to options granted	$—	$93,752

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

Organization and Business

      WebMD Corporation (the “Company”) was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation (“ActaMed”) in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and the WebMD, Inc., MedE America, Medcast, Envoy, Medical Manager, CareInsite and OnHealth acquisitions for the period subsequent to each respective acquisition date.

Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Revenue

      The Company provides a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers. The revenue associated with these solutions provided by the Company are aggregated into four primary product groupings as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Transaction services	$96,895	$54,995	$194,413	$86,516

Physician services	65,128	9,171	130,226	15,953

Portal services	15,860	26,752	35,771	48,171

Other	831	10,156	2,795	16,315

	$178,714	$101,074	$363,205	$166,955

      Revenue recognized from arrangements deemed to be non-monetary exchanges of our products and services for customer products and services totaled approximately $5,813 and $11,508 during the three and

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

six months ended June 30, 2001, respectively, and $6,221 and $9,301 during the three and six months ended June 30, 2000, respectively. Revenue was determined at the time of the exchange based upon the fair value of the products and services to be provided or received, whichever is more clearly evident.

      Revenue from related parties consists of revenues for services provided to Microsoft for the three and six months ended June 30, 2001, revenue for services provided to News Corporation for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three and six months ended June 30, 2000. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.  Business Combinations and Strategic Relationships

American Online, Inc.

      In May 2001, the Company entered into an agreement for a strategic alliance with AOL Time Warner, Inc. (“AOL”). The term of the agreement is three years. Under the agreement, the Company will be the primary provider of healthcare content, tools and services for use on AOL properties that include AOL, AOL.com, CompuServe and Netscape.com. In addition, the Company will create a co-branded personalized health service for AOL that will feature the Company’s personalized news, health assessment and monitoring tools, communities and newsletters, integrated with AOL’s calendaring and reminders. The Company and AOL intend, through the co-branded services, to provide users with the ability to communicate with their health plans, physicians, pharmacies and other providers. The Company and AOL will share revenue from advertising (whether or not related to healthcare), commerce and programming on the health channels of the AOL properties and on the co-branded service, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. The Company will not make any cash payments for carriage fees to AOL. In connection with the strategic alliance, WebMD issued to AOL a warrant to purchase 2,408,908 shares of WebMD common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black Scholes options pricing model and is being amortized over the term of the strategic alliance as a non-cash sales and marketing expense.

Microsoft

      The Company originally entered into a strategic relationship with Microsoft in May 1999. In April 2001, the Company and Microsoft entered into definitive agreements to implement a new relationship effective as of January 1, 2001. The original relationship and the new relationship are each described below.

  Original strategic relationship

      Under the terms of the original strategic relationship, the Company has been developing, hosting and maintaining on its servers a health channel for MSN and was required to pay Microsoft an aggregate of

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

$162,000 in carriage fees for the distribution of that content. In addition, Microsoft and the Company each committed co-marketing funds of $50,000 over the first two years of the term.

      Microsoft was required to remit to the Company 100% of the net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft placed on WebMD.com each year during the term until the Company received an amount equal to that year’s carriage fees, including guaranteed minimum amounts of $22,500 in each of the first two years of the term, and was required to share revenue equally after that. The Company was required to pay Microsoft a 25% commission on the portion of the revenue received up to the annual guaranteed minimum amounts for all advertisements placed by Microsoft. The Company recognized this advertising revenue when Microsoft notified the Company that advertisements had been placed on the health channel and billed by Microsoft, not based on the guaranteed minimum amounts.

      Microsoft agreed to sponsor up to 5.0 million subscriber months to the Company’s physician Web site for $29.95 per month over the term of the agreement. The Company was required to pay a $5 per month commission on all subscriptions placed by Microsoft.

      The Company was required to share with Microsoft 50% of net revenue from banner and other advertising on its physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, the Company was required to share 25% of this revenue with Microsoft. In addition, the Company was required to share with Microsoft 15% of its net revenue from e-commerce transactions and additional services not included in the basic subscription to the Company’s physician Web site generated by these sponsored subscriptions.

  New strategic relationship

      To implement the new relationship, the Company and Microsoft entered into two definitive agreements. Under the first agreement: (i) the Company has agreed to adopt the PocketPC, Windows 2000 and SQL Server 2000 as the development platform for ULTIA, the Company’s new handheld solution for physicians, which operates on a wireless LAN and integrates with the physician’s practice management system; (ii) the Company has agreed to make Intergy, its new physician practice management system, available to run on Windows 2000 and SQL Server 2000; (iii) Microsoft has agreed to provide performance-based funding tied to the roll-outs of ULTIA and Intergy; (iv) the Company has agreed to continue to transition the WebMD.com portal to Windows 2000 and SQL Server 2000 when the Company makes additional investments in its portal; and (v) Microsoft has agreed to provide consulting services, support and other resources in connection with these undertakings. The amount of the performance-based funding to be received by the Company pursuant to this agreement will be determined based on the number of physicians to whom Microsoft software is deployed in connection with deployments of ULTIA and Intergy. The Company will be obligated to pay agreed upon fees to Microsoft to license such software from Microsoft. The term of this agreement is scheduled to expire on December 31, 2004 and became subject to termination by either party under its terms beginning on May 18, 2001 because the parties had not reached agreement at that time on terms for an Application Services Agreement (ASP Agreement) and related documents to govern deployments by the Company of Microsoft software on an ASP basis. This agreement is also subject to mutual agreement on certain technology-related requirements.

      Under the second agreement, the Company will provide programming to the MSN health channel, and the Company and MSN will share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with the Company receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached), and 60% thereafter. The term of this agreement is scheduled to expire on June 30, 2004.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

      As a result of the execution of these agreements, Microsoft is no longer responsible for funding the sponsorship of subscriptions to the Company’s physician portal, and the Company is no longer required to share with Microsoft revenue generated by physician usage of the Company’s healthcare portals. Additionally, the Company will no longer be required to pay Microsoft carriage fees for the distribution of content.

      The Company has neither received nor made any payments relating to the new relationship for the three and six months ended June 30, 2001.

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

  Original strategic relationship

      The financial terms of the strategic relationship included $700,000 in media branding services by News Corporation, comprised of $400,000 domestically and $300,000 internationally over 10 years; a $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to the Company of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com. The Company issued an aggregate of 155,951 shares of Series A preferred stock, convertible into 21,282,645 shares of the Company’s common stock. In addition, affiliates of News Corporation purchased 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $100,000 in cash.

  New strategic relationship

      The Company retained the right to receive $205,000 in domestic media services from News Corporation over ten years and will continue to provide content for use across News Corporation’s media properties for the next four years. News Corporation transferred its 50% interest in the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD’s Series A Convertible Preferred Stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share.

2001 Acquisitions

      During May and June of 2001, the Company acquired the assets of four physician services companies for approximately $9,800. The purchase price consisted primarily of cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill related to these transactions is being amortized over five years. The results of operations of these physician services companies have been included in the Company’s financial statements as of their respective acquisition dates.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

2000 Acquisitions

      On September 12, 2000, the Company completed its acquisition of Medical Manager, a provider of physician practice management systems in the U.S. and its publicly traded subsidiary, CareInsite, a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. The total purchase consideration was approximately $2,906,856, comprised primarily of common stock. Both acquisitions were accounted for using the purchase method of accounting.

      On September 12, 2000, the Company completed its acquisition of OnHealth, a source of consumer-oriented health and wellness information, products and services on the Web. The total purchase consideration was approximately $363,010, comprised primarily of common stock. The acquisition was accounted for using the purchase method of accounting.

      On May 26, 2000, the Company completed its acquisition of Envoy, a provider of electronic data interchange and transaction processing services to participants in the healthcare market. The total purchase consideration was approximately $2,440,240, comprised primarily of common stock. The acquisition was accounted for using the purchase method of accounting.

      On January 31, 2000, the Company completed its acquisition of Kinetra, a provider of health information networks and e-commerce services. The total purchase consideration was approximately $291,538, comprised primarily of common stock. The acquisition was accounted for using the purchase method of accounting.

Unaudited Pro Forma Financial Information

      The following unaudited pro forma financial information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth, including the amortization of goodwill and other intangible assets, as if they had occurred as of the beginning of each period presented. The effect of all other business combinations was not material to the pro forma financial information presented below. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Total revenue	$208,048	$391,684

Net loss	$(908,173)	$(1,803,759)

Basic and diluted net loss per share	$(2.53)	$(5.07)

3.  Restructuring and Integration Charge

      In the third quarter of 2000, the Company’s board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers.

      Additionally, as part of the Company’s restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and its partners, potential conflicts with other agreements as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. As a

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

result of this process, the Company has been and is in discussions with several of its partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges. During calendar year 2000, the Company’s restructuring and integration efforts resulted in the identification and notification of approximately 1,100 employees whose positions with the Company were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

      The Company’s restructuring and integration efforts continued in 2001. In connection with these efforts, a charge was recorded for the three months ended June 30, 2001 of $11,211, which consists of $8,000 in payments made to customers to exit contractual obligations and $3,211 of additional integration costs for employee retention arrangements related to exit activities. For the six months ended June 30, 2001 a charge of $219,894 was recorded, which consists of: (i) $138,039 relating to the restructuring of our strategic relationships primarily associated with Microsoft, of which $133,500 represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999, (ii) personnel-related costs of $63,463, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the three months ended March 31, 2001, (iii) facilities charges of $1,985, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the three months ended March 31, 2001, (iv) $8,000 in payments made to customers to exit contractual obligations, (v) $8,407 of integration costs, consisting of employee retention arrangements related to exit activities. Integration costs are recorded as expense in the period in which they arise.

      The following tables presents activity in the restructuring and integration related accrual through June 30, 2001:

	Severance	Facilities	Other	Total

Balance at December 31, 2000	$8,599	$35,843	$8,683	$53,125

Accruals	11,465	1,985	20,947	34,397

Cash payments	(15,022)	(4,910)	(15,753)	(35,685)

Balance at June 30, 2001	$5,042	$32,918	$13,877	$51,837

      The Company expects to pay substantially all the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, by the end of 2001.

4.  Stockholders’ Equity

      On March 29, 2001, the Company announced a stock buy-back program (the “Program”). Under the Program, the Company may use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. As of June 30, 2001, the Company has repurchased 513,086 shares at a cost of approximately $2,835 under the Program. These shares are currently held as treasury shares.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

5.  Assets Held for Sale

      In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company’s acquired businesses, its board of directors approved management’s plan to dispose of Porex Corporation and its other plastics and filtration technologies subsidiaries, referred to collectively as Porex. Porex Corporation was a wholly owned subsidiary of Medical Manager prior to the completion of the acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The expected net proceeds and the cash flows of Porex until sold were allocated to net assets held for sale in the allocation of the Medical Manager purchase price and is included in current assets. Any difference between the actual and expected net proceeds will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event. The Company has received competitive bids for Porex as a whole as well as for portions of Porex and is in the process of evaluating these bids.

      Activity in net assets held for sale from the acquisition date to June 30, 2001 is as follows:

Allocation of purchase price	$204,356

Estimated net income through disposition	10,200

Balance at June 30, 2001	$214,556

      Porex had net income of $3,590 and $6,203 for the three and six months ended June 30, 2001, respectively, and net income of $8,959 from the acquisition date to June 30, 2001. Porex’s results of operations and cash flows have been excluded from the consolidated statement of operations for the three and six months ended June 30, 2001.

6.  Marketable Securities

      All highly liquid marketable securities with an original maturity from date of purchase of three months or less are considered to be cash equivalents. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At June 30, 2001, the Company’s investments consisted principally of U.S. Treasury Notes. These investments, which had an aggregate market value of $96,376 and a cost of $93,273, were classified as available-for-sale. Unrealized gains on these securities were $3,103 at June 30, 2001.

      In addition, at June 30, 2001 the Company had equity investments in publicly traded companies with an aggregate market value of $8,560 and a book value of $5,803. Unrealized gains on these securities were $2,757 at June 30, 2001.

7.  Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

      The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted net loss per share was approximately 159,400,000 shares at June 30, 2001 and approximately 104,700,000 shares at June 30, 2000.

8.  Recent Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The impact of adopting SFAS No. 141 is not expected to be significant. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will be amortized over their useful lives. The Company has not yet determined the impact of adopting the fair-value-based test provisions of SFAS No. 142.

9.  Commitments and Contingencies

      In July and August, 2001, three purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. One of these suits also named the Company and two of its former officers as defendants in the case. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. The suit that names the Company and its former officers as defendants also alleges violations of Section 11 of the Securities Exchange Act. Similar suits have been filed against the underwriters of other companies that went public in 1999 and 2000, following reports of governmental investigations of the distribution of shares in certain initial public offerings. The Company believes that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to the Company, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, the Company believes it will have a claim for indemnification from the underwriters.

      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed above and in our 2000 annual report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on our financial position.

ITEM  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America and Medcast. Following these mergers, Healtheon changed its name to Healtheon/WebMD Corporation. Healtheon/WebMD completed acquisitions of Kinetra and Envoy in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/WebMD completed mergers with Medical Manager, CareInsite and OnHealth and changed its name to WebMD Corporation.

      As a result of the completion of these transactions, our core business encompasses the following products and services:

•	Transaction services. We offer value-added solutions designed to increase productivity for both providers and payers, to speed healthcare reimbursements and to improve communications among healthcare participants. From simple point-of-service devices to fully integrated transaction processing applications and Internet solutions, we offer a full suite of products and services to automate key business and clinical functions.

•	Physician services. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications, under The Medical Manager® brand.

•	Portal services. We offer a variety of services for advertisers, sponsors, consumers, physicians and physician office managers through our online distribution channels and the online and offline distribution channels of our strategic partners.

      In the third quarter of 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of all the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

      As part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. As a result of this process, we have been and are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible that as a result of continuing discussions during the remainder of 2001, additional relationships may be revised or terminated, which may result in additional restructuring charges.

      In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $11.2 million in the three months ended June 30, 2001, and $219.9 million, of which $185.5 million were non-cash charges, in the six months ended June 30, 2001. As we continue our consolidation and integration efforts during the remainder of 2001, we are likely to incur additional costs relating to asset impairments and write-offs, severance, employee retention arrangements related to exit activities, moving and relocations that will be expensed according to the applicable accounting guidelines.

      As we announced on September 28, 2000, our board of directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. Accordingly, our consolidated statements of operation and consolidated statements of cash flows exclude the results of Porex. We have received competitive bids for Porex as a whole as well as for portions of Porex and are in the process of evaluating these bids.

Results of Operations

      The following discussion includes a comparison of the June 30, 2001 results of operations to the June 30, 2000 results on both an actual and pro forma basis. The effect of all other business combinations was not material to the pro forma information presented below. The pro forma information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth (the “2000 Acquisitions”) as if they had occurred at the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

      Revenue. Revenue for the three and six months ended June 30, 2001 and 2000 and pro forma revenues for the three and six months ended June 30, 2000 were as follows:

	Three Months Ended June 30,

	2001		2000		Pro Forma 2000

	$	%	$	%	$	%

Transaction services	$96,895	54.2%	$54,995	54.4%	$90,198	43.3%

Physician services	65,128	36.4	9,171	9.1	74,632	35.9

Portal services	15,860	8.9	26,752	26.5	29,863	14.4

Other	831	0.5	10,156	10.0	13,355	6.4

Total	$178,714	100.0%	$101,074	100.0%	$208,048	100.0%

	Six Months Ended June 30,

	2001		2000		Pro Forma 2000

	$	%	$	%	$	%

Transaction services	$194,413	53.5%	$86,516	51.8%	$180,184	46.0%

Physician services	130,226	35.9	15,953	9.6	137,014	35.0

Portal services	35,771	9.8	48,171	28.9	53,264	13.6

Other	2,795	0.8	16,315	9.8	21,222	5.4

Total	$363,205	100.0%	$166,955	100.0%	$391,684	100.0%

      The increase in transaction service revenues for both the three and six months ended June 30, 2001 compared to the prior year periods was primarily attributable to the 2000 Acquisitions. The increase in physician service revenue for both the three and six months ended June 30, 2001 compared to the prior year periods was primarily attributable to the acquisition of Medical Manager in September 2000 offset in part by the elimination of revenue related to the sponsorship of physician subscriptions to our physician portal as a result of the termination of our agreement with DuPont in December 2000 and the new arrangement with Microsoft which was effective as of January 1, 2001. The decrease in portal service revenue for both the three and six months ended June 30, 2001 compared to the prior year periods was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on us and certain of our carriage partners. The decrease in other revenues for both the three and six months ended June 30, 2001 compared to the prior year periods is primarily attributable to our decision during 2000 to exit our information technology consulting and outsourcing relationships.

      The increase in transaction service revenues for both the three and six months ended June 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to an increase in the volume of electronic transactions processed. The decrease in physician service revenue for both the three and six months ended June 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to the elimination of revenues related to the sponsorship of physician subscriptions to the Company’s physician portal as a result of the termination of the agreement with DuPont in December

2000 and the new arrangement with Microsoft which was effective as of January 1, 2001. The decrease in portal service revenues for both the three and six months ended June 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on WebMD and certain of our carriage partners. The decrease in other revenues for both the three and six months ended June 30, 2001 compared to the prior year periods on a pro forma basis is primarily attributable to our decision during calendar year 2000 to exit our information technology consulting and outsourcing relationships.

      Revenue from related parties consists of revenue for services to Microsoft for the three and six months ended June 30, 2001 and revenues for services to News Corporation for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three and six months ended June 30, 2000. Revenue from related parties was $3.0 million for the six months ended June 30, 2001 compared to $10.1 million and $23.0 million for the three and six months ended June 30, 2000, respectively. The decrease was primarily attributable to the new arrangement with Microsoft, which was effective January 1, 2001. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

      Cost of operations. Cost of operations primarily consists of the expenses associated with maintaining our networks and providing products and services. Cost of operations was $119.4 million and $244.7 million for the three and six months ended June 30, 2001, respectively, compared to $78.2 million and $137.6 million for the three and six months ended June 30, 2000, respectively. The increase is primarily attributable to the cost of operations associated with the 2000 Acquisitions.

      Cost of operations decreased to $119.4 million and $244.7 million for the three and six months ended June 30, 2001, respectively, compared to $134.8 million and $254.9 million on pro forma basis for the three and six months ended June 30, 2000, respectively. This decrease is primarily related to the decrease in revenue as compared to the pro forma prior periods. Cost of operations represented 66.8% and 67.4% of revenues for the three and six months ended June 30, 2001, respectively, compared to 64.8% and 65.1% of revenues on a pro forma basis for the three and six months ended June 30, 2000, respectively. This increase in cost of operations as a percentage of revenues is primarily due to changes in the mix of product revenues.

      Development and engineering. Development and engineering expense consists primarily of salaries paid to engineering personnel, fees paid to outside contractors and consultants, facilities expenses and maintenance of capital equipment used in the development process. Development and engineering expense decreased to $9.1 million and $21.5 million for the three and six months ended June 30, 2001, respectively, compared to $14.7 million and $26.3 million for the three and six months ended June 30, 2000, respectively. This decrease is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts, offset in part by the costs associated with the 2000 Acquisitions.

      Development and engineering expense decreased to $9.1 million and $21.5 million for the three and six months ended June 30, 2001, respectively, compared to $29.0 million and $53.8 million on a pro forma basis for the three and six months ended June 30, 2000, respectively. This decrease is a result of the elimination of costs as a result of our restructuring and integration.

      Sales, marketing, general and administrative. Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, human resources and executive personnel. Also included in sales, marketing, general and administrative expense is amortization of non-cash prepaid content, services and distribution and amortization of non-cash deferred stock compensation.

      Sales, marketing, general and administrative expense was $113.8 million and $242.4 million for the three and six months ended June 30, 2001, respectively, compared to $124.1 million and $224.7 million for the three months and six months ended June 30, 2000, respectively. Sales, marketing, general and administrative expense excluding non-cash amortization of prepaid content, services, and distribution and non-cash stock compensation was $82.1 million and $172.4 for the three and six months ended June 30, 2001, respectively, and $77.8 million and $158.6 million for the three and six months ended June 30, 2000, respectively. This increase is primarily due to costs associated with the 2000 Acquisitions, which were largely offset by the impact of cost reductions resulting from our restructuring and integration efforts. Amortization of non-cash prepaid content, services and distribution expense was $8.2 million and $16.4 million for the three and six months ended June 30, 2001, respectively, and $20.7 million and $39.3 million for the three and six months ended June 30, 2000, respectively. The decrease from the comparable prior year periods was a result of the restructuring of our strategic relationships with Microsoft and News Corporation. Non-cash stock compensation was $23.4 million and $53.5 million for the three and six months ended June 30, 2001, respectively and $25.6 million and $26.8 million for the three and six months ended June 30, 2000, respectively. The increase for the six months ended June 30, 2001 is primarily a result of the impact of amortization of deferred stock compensation related to stock options issued and assumed in connection with the 2000 Acquisitions.

      Sales, marketing, general and administrative expense was $113.8 million and $242.4 million for the three and six months ended June 30, 2001, respectively, compared to $196.7 million and $379.7 million on a pro forma basis for the three and six months ended June 30, 2000, respectively. Sales, marketing, general and administrative expense excluding non-cash amortization of prepaid content, services, and distribution and non-cash stock compensation was $82.1 million and $172.5 million for the three and six months ended June 30, 2001, respectively, and $134.0 million and $269.2 million on a pro forma basis for the three and six months ended June 30, 2000, respectively. This decrease is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts. Amortization of non-cash prepaid content, services and distribution expense was $8.2 million and $16.4 million for the three and six months ended June 30, 2001, respectively, and $20.7 million and $39.3 million on a pro forma basis for the three and six months ended June 30, 2000, respectively. The decrease from the comparable prior year period was a result of the restructuring of our strategic relationships with Microsoft and News Corporation. Non-cash stock compensation was $23.4 million and $53.5 million for the three and six months ended June 30, 2001, respectively and $42.0 million and $71.2 million on a pro forma basis for the three and six months ended June 30, 2000, respectively. The decrease from the comparable prior year period is primarily related to the vesting schedules of stock options issued and assumed in connection with the 2000 Acquisitions.

      Depreciation and amortization. Depreciation and amortization expense was $755.1 million and $1,514.9 million for the three and six months ended June 30, 2001, respectively, compared to $416.4 million and $755.1 million for the three and six months ended June 30, 2000, respectively. The increase was attributable to the amortization of intangible assets related to the 2000 Acquisitions, which are being amortized over expected lives of one to five years.

      Restructuring and integration charge. In September 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the 2000 Acquisitions. During calendar year 2000, the Company’s restructuring and integration efforts resulted in the identification and notification of approximately 1,100 employees whose positions with the Company were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

      During the six months ended June 30, 2001, the Company’s restructuring and integration efforts continued. In connection with these efforts, a charge was recorded for the three months ended June 30, 2001 of $11.2 million, which consists of $8.0 million in payments made to customers to exit contractual obligations and $3.2 million of additional integration costs for employee retention arrangements related to exit activities, and a charge was recorded for the six months ended June 30, 2001 of $219.9 million which consists of:

•	$138.0 million relating to the restructuring of strategic relationships primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999,

•	personnel-related costs of $63.5 million, of which $52.0 million represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the three months ended March 31, 2001,

•	facilities charges of $2.0 million, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the three months ended March 31, 2001,

•	$8.0 million in payments made to customers to exit contractual obligations,

•	$8.4 million of integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

      We expect that our restructuring and integration efforts, including the consolidation of our operational infrastructure into a common platform, will result in further cost reductions during 2001.

Liquidity and Capital Resources

      As of June 30, 2001, we had approximately $588.2 million in cash, cash equivalents and short-term marketable securities, and working capital of $702.3 million.

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

      As we announced on September 28, 2000, our board of directors approved management’s plan to dispose of Porex, which we acquired in our acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The expected net proceeds and the cash flows of Porex until sold were allocated to assets held for sale in the allocation of the Medical Manager purchase price and are included in the line item “assets held for sale.” Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

      Cash used in operating activities was $99.7 million for the six months ended June 30, 2001. The cash used was primarily attributable to net operating losses and payments made related to our restructuring and integration efforts.

      Cash provided by investing activities was $98.6 million for the six months ended June 30, 2001 primarily related to $119.0 million of net proceeds from the redemption of marketable securities.

      Cash provided by financing activities was $2.2 million for the six months ended June 30, 2001, primarily related to the proceeds from the exercise of stock options.

      As of June 30, 2001, we did not have any material commitments for capital expenditures. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating and capital leases and our strategic relationships:

Year Ended December 31,	Amount

2001	$41.1 million

2002	30.7 million

2003	16.0 million

2004	13.1 million

2005	9.3 million

Thereafter	71.5 million

      On March 29, 2001, we announced a stock buy-back program (the “Program”). Under the Program, we may use up to $50.0 million to purchase shares of our common stock from time to time beginning on April 2, 2001, subject to market conditions. As of June 30, 2001, we have repurchased 513,086 shares at a cost of approximately $2.8 million under the Program.

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

Factors that may affect future results of operations

  Our business will suffer if we fail to successfully integrate acquired businesses and technologies

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, Inc., MedE America and Medcast in November 1999, our mergers with Kinetra in January 2000 and Envoy in May 2000 and our mergers with Medical Manager, CareInsite and OnHealth in September 2000. In September 2000, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by us since November 1999 and of consolidating our operational infrastructure. We are in the process of integrating and consolidating the operations, products and services, technologies and personnel of these companies. In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000 and of $219.9 million, of which $185.5 million were non-cash charges, in the six months ended June 30, 2001. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance, stay bonuses, moving and relocations that will be expensed according to the applicable accounting guidelines. We expect our restructuring and integration efforts will continue during 2001. For additional information regarding our restructuring and integration efforts, see “Results of Operations — Restructuring and integration charge” on page 18 and note 3 to the condensed consolidated financial statements in this quarterly report. The successful integration of the acquired businesses into our operations is critical to our future performance.

      The amount and timing of the benefits of our restructuring and integration efforts and the success of the contemplated integration and rationalization of our businesses are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to

•	ability to cross-sell products and services to payers and providers with which we have established relationships and those with which the acquired companies have established relationships

•	the loss of key personnel

•	diversion of management’s attention from other ongoing business concerns

•	potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships

•	coordination of organizations that are geographically diverse and have different business cultures

•	compliance with regulatory requirements.

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

      We have granted exclusive rights to strategic partners. We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with e-commerce companies to be our exclusive partners supplying online pharmacy services and to be our exclusive providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to subscribers and consumers or to payer and provider customers. Our inability to offer other applications and content could cause our business to suffer. In addition, we have granted exclusive rights to strategic partners which restrict our ability to pursue some business opportunities. For example, in connection with our acquisition of Envoy from Quintiles Transnational Corp., we granted to Quintiles the exclusive license to use some of the de-identified data available to us by virtue of our transaction services and some exclusive rights in the pharmaceutical market.

  Relationships with customers and strategic partners may conflict

      We have developed and rely upon important relationships with payers, providers, practice management system vendors and strategic partners, some of which may involve conflicting contractual rights, including conflicts which may result from our acquisitions. As a result of conflicts or perceived conflicts resulting from our acquisitions or our business plans and strategic initiatives, we may lose relationships with, or be subject to litigation by, some other customers and strategic partners, who may then establish relationships with our competitors. For example, we are currently in the process of negotiating new arrangements with Medic, a practice management system vendor whose products compete with The Medical Manager products, that would replace prior arrangements and better serve the needs of each party. However, we cannot provide assurance that these negotiations will be successful. If these negotiations are not successful, there could be litigation or other proceedings that arise out of the relationship or its termination. Some of our other customers and strategic partners have initiated or threatened to initiate litigation or other dispute resolution mechanisms to enforce rights they purport to have as a result of conflicts with our other relationships or with our business plans or strategic initiatives, or their belief that these conflicts exist. We cannot provide assurance that these disputes will be resolved in our favor or, even if resolved in our favor, that we will be able to preserve the benefits we expected to receive from our relationships with those partners. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if any of the companies we acquired had already established relationships with competitors of these key participants.

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

Our business model for providing Internet-based services is unproven, and we may not achieve profits from this business

      Our business model for providing Internet-based services is evolving, and our revenue and profit potential from these services is unproven. We intend to:

•	offer provider and payer customers our Internet-based transaction services, to the extent that is appropriate to their needs

•	integrate these transaction services with our Medical Manager practice management systems and similar systems provided by others

•	build usage of our portal services by consumers, physicians and physician officer managers

•	generate e-commerce revenue from the sale of healthcare products or services of our strategic partners and other suppliers over the Internet.

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

      The Internet advertising market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. If no standards develop, existing advertisers may not continue their current level of Internet advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. Moreover, filter software programs that limit or prevent advertising from being delivered to a Web user’s computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. Demand for Internet advertising in general has, during the first half of 2001, been weaker than in recent periods and there can be no assurance that such demand will return to the levels seen previously. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

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

Lengthy sales and implementation cycles for our applications could adversely affect our ability to generate revenue

      A key element of our strategy is to market our solutions directly to large healthcare organizations. We will be unable to control many of the factors that will influence the buying decisions of these organizations. We expect that the sales and implementation processes will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our payer and provider customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

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

  Performance problems with our systems could damage our business

      Our payer and provider customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. We currently process our payer and provider transactions and data at our facilities and rely on a data center operated by a third party to perform EDI transaction processing, other than real-time EDI transaction processing. This data center is located in Tampa, Florida and is operated by Verizon Data Services, with whom we have contracted for these processing services. We rely primarily on this facility to process batch claims and other batch medical EDI transaction sets. Our contract with Verizon requires Verizon to maintain processing capability and a “hot site” disaster recovery system. We have a contingency plan for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the Verizon facility could interrupt data processing or result in the loss of stored data, which could have an adverse impact on our business.

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

      Some of our services require a continuous broadband connection between the physician’s office and our data center and/or the Internet. The availability of broadband connectivity varies widely from location to location and even within a single geographic area, due to factors such as the distance of a site from the central switching office. The future availability of broadband connections is unpredictable and is not within our control. While we expect that many physician office locations will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize our Internet-based services and the revenue we can expect to generate from those services.

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

  We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors, including physician practice management system vendors

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax

•	large information technology consulting service providers

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally

•	consortiums of health insurance companies and of pharmacy benefit managers that have announced that they are developing Web-based transaction services for use by their members and other potential customers

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish Web sites

•	general purpose consumer online services and portals and other high-traffic Web sites which provide access to healthcare-related content and services

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

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

  Our business may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” on page 35 and the information under “Legal Proceedings” in our 2000 annual report on Form 10-K.

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

      HIPAA transaction standards. The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. This rule establishes format standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include health claims, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these eight healthcare transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

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

      HIPAA privacy standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. Due to a technical error in the delivery of the privacy standards rule to Congress, the effective date was delayed until April 14, 2001, which also extends the compliance date for most entities to April 14, 2003. Also, on February 28, 2001, the final privacy standards rule was converted to a final rule with request for comments to permit public comment for a limited period before the rule becomes effective. This comment period did not further delay the effective date of the privacy standards rule. However, U.S. Department of Health and Human Services Secretary Thompson has stated publicly that his department intends to make or propose further changes to that rule in the near future. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual consents in some cases, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our platform and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-

identified information to third parties. We are unable to predict what changes to the privacy standards rule will be made in the future or how those changes could affect our business.

      Other restrictions regarding confidentiality and privacy of patient information. Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in all cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. The definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differs and sometimes is not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of privacy right or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

      Regulation by the U.S. Food and Drug Administration. The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. For example, Medical Manager Health Systems is distributing in the U.S. a medical image management device, referred to herein as the “image device,” which was granted clearance by the FDA on August 25, 2000, and is manufactured by Medical Manager Health Systems in accordance with specifications set forth in the cleared 510(k) application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the image device and is marketing the interface and the image device as the DIMDX System. We believe that the addition of our practice management system to the image device does not change the image device’s intended use or significantly change the safety or efficacy of the product to the extent that a new 510(k) application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software or other of our software or hardware components could in the future become subject to some or all of the above requirements. Except with respect to Medical Manager Health Systems and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

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

      Medical professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We provide Web site capabilities for our physician customers. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “— Healthcare regulation could adversely affect our business” beginning on page 27.

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

      For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see “— Healthcare regulation could adversely affect our business” beginning on page 27.

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

Third parties may bring claims against us as a result of content provided on our Web site, which may be expensive and time consuming to defend

      We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our Web site application. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from operating the business.

  Our intellectual property may be subject to infringement claims or may be infringed upon

      Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights. If we do not detect any unauthorized use, we may be unable to enforce our rights.

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

      We face significant competition for the products and services of our plastic and filtration technologies business. Competition in our plastics and filtration technology business is characterized by the introduction of competitive products at lower prices. We believe that Porex’s principal competitive strengths are its manufacturing processes, quality control, relationships with its customers and distribution of its proprietary healthcare products.

      In the porous plastics area, Porex’s competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex’s products. In this area, Porex has several direct competitors in the U.S., Europe and Asia. Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

      The market for Porex’s injection molded solid plastic components and products, including its medical products, is highly competitive and highly fragmented. Porex’s pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers. Porex’s injection molding and mold making services compete with services offered by several foreign and domestic companies. The MEDPOR® Biomaterial products compete for surgical use against autogenous and allograph materials and alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

      Healthcare regulation could adversely affect our plastics and filtration technologies business. Porex manufactures and distributes medical/ surgical devices, such as plastic and reconstructive surgical implants and tissue expanders, which are subject to government regulations, under the FDA Act and additional regulations promulgated by the FDA. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

      The nature of Porex’s products exposes it to product liability claims and may make it difficult to get adequate insurance coverage. The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex’s life sciences, clinical, surgical and medical products. We believe that Porex carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex’s insurance coverage will not arise. In addition, Porex’s insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and believes that it is adequately indemnified for products manufactured by others and distributed by it, we cannot assure you that in the future Porex will be able to obtain this insurance at an acceptable cost or be adequately protected by this indemnification.

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the information under “Legal Proceedings” in our 2000 annual report on Form 10-K.

  Our stock price has been volatile in the past and may continue to be volatile

      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things, quarter-to-quarter variations in operating results, operating results being less than analysts’ estimates, changes in analysts’ earnings estimates, announcements of new technologies, products and services or pricing policies by us or our competitors, announcements of acquisitions or strategic relationships by us or our competitors, developments in existing customer or strategic relationships, actual or perceived changes in our business strategy, developments in pending litigation and claims, sales of large amounts of our common stock, changes in market conditions in the Internet and healthcare industries, changes in prospects for healthcare reform, changes in general economic conditions, and fluctuations in the securities markets in general.

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

      Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid U.S. Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts for short-term investments and marketable securities expected to mature are $94.8 million during 2002.

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

  Quintiles v. WebMD

      As part of the transaction in which WebMD acquired Envoy from Quintiles, Quintiles and WebMD entered into a Data Rights Agreement in May 2000. Under the Data Rights Agreement, Quintiles retained the right to continue to receive in perpetuity deidentified healthcare claims data, to the extent not prohibited by customer contracts or any applicable law. Quintiles uses this data to provide market research and related products and services to third parties. In the transaction documentation, Quintiles represented to WebMD that its data practices complied with all applicable laws and material customer contracts and agreed to indemnify WebMD for any losses that result from a breach of such representations.

      On February 23, 2001, WebMD provided notice to Quintiles that WebMD’s subsidiary Envoy, which provides electronic transaction services for the healthcare industry, would be temporarily suspending the provision of data under the Data Rights Agreement between the parties.

      On February 25, 2001, Quintiles filed an action for breach of contract seeking temporary and permanent injunctive relief and unspecified damages, and obtained an ex parte Temporary Restraining Order from the Superior Court of Wake County, North Carolina, requiring WebMD to continue to provide data to Quintiles. WebMD removed the action to the United States District Court for the Eastern District of North Carolina.

      Thereafter, the access specifications pursuant to which data is transmitted to Quintiles were modified to further de-identify patient information. On March 13, 2001, the District Court entered an order continuing the state court temporary restraining order. A further hearing was conducted by the District Court on March 15, 2001 and, on March 16, 2001, the District Court ordered WebMD to continue to provide data to Quintiles in the form represented to the court during the March 15, 2001 hearing. That form reflected the modified access specifications. On March 21, 2001, the District Court entered an order continuing in effect the injunction. Currently, WebMD is providing data to Quintiles pursuant to this order.

      In the course of this litigation, WebMD presented opinions of counsel that the transmission of data pursuant to the Data Rights Agreement violated certain state privacy laws. Quintiles disputed these legal interpretations. In response to this litigation, WebMD commenced a comprehensive review of the data mining practices established during the period Quintiles owned Envoy to determine whether the practices complied with applicable law and contracts. WebMD has raised with Quintiles its concern that certain of the data practices may not comply with other applicable laws or contracts. Quintiles disputes these contentions of WebMD.

      Further proceedings in the matter have been stayed until October 1, 2001 and the parties are currently engaged in settlement discussions. Either party has the right to terminate the stay prior to October 1, 2001 upon seven business days written notice to the other party. While WebMD is hopeful that it will be able to resolve these issues amicably with Quintiles, there can be no assurance that the matter can be resolved without further litigation.

      For additional information, see our 2000 annual report on Form 10-K under the heading “Governmental Regulation.”

  InfoCure Corporation v. WebMD and Envoy

      On March 8, 2001, InfoCure Corporation (d/b/a VitalWorks) filed a complaint against WebMD and Envoy in the Superior Court of the County of Fulton in the State of Georgia. The complained asserted, among other things, that WebMD had breached its marketing agreement with VitalWorks and sought damages in excess of $46.5 million. On July 20, 2001, VitalWorks and WebMD announced that the litigation was settled without admission of liability by either side and announced their entry into a new three-year transaction processing agreement. Pursuant to the settlement agreement, WebMD paid approximately $2.5 million to VitalWorks, which settled all claims and amounts due under the parties’ prior agreements, and VitalWorks delivered to WebMD the stock certificate evidencing the 1,929,012 shares of VitalWorks common stock that was issued by VitalWorks earlier this year under the prior agreements.

  Litigation regarding distribution of shares in Healtheon initial public offering

      In July and August, 2001, three purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of WebMD (then known as Healtheon) in the United States District Court for the Southern District of New York. One of these suits also named WebMD and two former officers of WebMD as defendants in the case. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. The suit that names WebMD and former officers as defendants also alleges violations of Section 11 of the Securities Exchange Act. Similar suits have been filed against the underwriters of other companies that went public in 1999 and 2000, following reports of governmental investigations of the distribution of shares in certain initial public offerings. We believe that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to us, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, we believe that WebMD will have a claim for indemnification from the underwriters.

  Other legal proceedings

      In the normal course of business, we and our subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed above and in our 2000 annual report on Form 10-K under “Legal Proceedings,” has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position.

ITEM  2.     Changes in Securities and Use of Proceeds

      In connection with the strategic alliance between WebMD and AOL described in note 2 to the financial statements contained in this quarterly report, WebMD issued to AOL a warrant to purchase 2,408,908 shares of WebMD common stock at an exercise price of $9.25 per share. The issuance of the warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

      On June 28, 2001, WebMD issued 2,000,000 shares of its common stock to Cerner Corporation in exchange for approximately $400,000 in cash and the cancellation of various contractual obligations of WebMD to Cerner. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act.

      On May 23, 2001, WebMD issued a convertible note with a principal amount of $900,000 in payment for a portion of the purchase price for the acquisition of the assets of MMS Development Corporation. On June 1, 2001, WebMD issued a convertible note with a principal amount of $800,000 in payment for a portion of the purchase price for the acquisition of the assets of MCS Systems Inc. On June 7, 2001, WebMD issued a convertible note with a principal amount of $375,000 in payment for a portion of the purchase price for the acquisition of the assets of Business and Industrial Computer Company. Each note is payable on the first anniversary of issuance or, in the alternative, WebMD (but not the holder) can cause the note to be converted into WebMD common stock commencing one month prior to the first anniversary of issuance, which will satisfy all obligations of WebMD to pay principal and interest on the note. The conversion price under each note would be based on a price per share of WebMD common stock equal to 90% of the then current market price at the time of conversion. The issuance of each convertible note was exempt from registration under Section 4(2) of the Securities Act.

ITEM  5.     Other Information

      At a meeting of the Board of Directors of WebMD Corporation (“WebMD”) on August 7, 2001, the Board resolved to change WebMD’s registered agent as currently set forth in WebMD’s Tenth Amended and Restated Certificate of Incorporation, as amended, to The Corporation Trust Company, the location of which is 1209 Orange Street, City of Wilmington, County of New Castle, Delaware 19801. As authorized by the Board, a Certificate of Change of Registered Agent and Location of Registered Office, a copy of which is included as an exhibit to this quarterly report on Form 10-Q, was filed with the Secretary of State of the State of Delaware on August 8, 2001 to effect this change.

      Also at that meeting, the Board considered and approved certain amendments to WebMD’s Amended and Restated Bylaws and determined to amend and restate them in their entirety. A copy of the Amended and Restated Bylaws of the Company as so adopted (the “Bylaws”) and in force on the date hereof is included as an exhibit to this quarterly report on Form 10-Q.

      The Board of Directors has set November 16, 2001 as the date for the 2001 annual meeting of WebMD’s stockholders and September 28, 2001 as the record date for the determination of stockholders entitled to vote at that meeting. Proposals that WebMD’s stockholders intend to present at that meeting must be received by WebMD not later than the close of business on August 24, 2001, in order that they may be considered for possible inclusion in WebMD’s proxy statement and form of proxy relating to that meeting. In addition, the Bylaws establish an advance notice procedure pursuant to which stockholder proposals not included in WebMD’s proxy statement may be brought before a meeting of stockholders. For nominations or other business to be properly brought before the meeting by a stockholder, that stockholder must provide written notice delivered to the secretary of WebMD not later than the close of business on August 24, 2001. All notices of proposals by stockholders, whether or not to be included in WebMD’s proxy materials, should be sent to: Secretary, WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

ITEM  6.     Exhibits and Reports on Form 8-K

      (a)  The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this quarterly report.

      (b)  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: August 13, 2001

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Change of Registered Agent and Location of Registered Office of WebMD Corporation
3.2	Amended and Restated Bylaws of WebMD Corporation
4.1	Form of Convertible Promissory Note

E-1