Form 10-Q
period 2001-09-30
WEBMD CORP /NEW/
filed 2001-11-14
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes ☒           No  ☐

As of November 8, 2001, there were 311,244,735 shares of the

Registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2001

		Page
		Number

Cautionary Statement Regarding Forward-Looking Statements		3
Part I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	4
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	5
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Part II	Other Information
Item 1.	Legal Proceedings	38
Item 6.	Exhibits and Reports on Form 8-K	39
Signatures		40
Exhibits		E-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations” beginning on page 24, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the expected benefits from our restructuring and integration efforts not being fully realized or not being realized within the expected time frames

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new services or newly integrated services

•	the inability to successfully deploy new applications or newly integrated applications

•	the inability to attract and retain qualified personnel

•	outcome of pending litigation and claims

•	general economic, business or regulatory conditions affecting the healthcare and information technology industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations” beginning on page 24 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM  1.     Financial Statements

WEBMD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$490,432	$490,797
Short-term marketable securities	96,336	—
Accounts receivable, net	154,711	195,071
Current portion of prepaid content, services and distribution	29,486	28,333
Assets held for sale	185,000	214,556
Other current assets	18,848	38,941

Total current assets	974,813	967,698
Marketable securities	7,716	219,686
Property and equipment, net	40,730	90,356
Prepaid content, services and distribution	78,101	206,016
Intangible and other assets, net	798,395	6,971,875

	$1,899,755	$8,455,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,839	$19,563
Accrued expenses	230,073	272,932
Deferred revenue	57,099	45,891

Total current liabilities	303,011	338,386
Other long-term liabilities	1,568	15,260
Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; 100 shares issued and outstanding	10,000	10,000
Stockholders’ equity:
Series A convertible preferred stock; $0.0001 par value; 213,000 shares authorized; 155,951 shares issued and outstanding at December 31, 2000	—	710,746
Common stock, $0.0001 par value; September 30, 2001:
600,000,000 shares authorized; 366,001,359 shares issued; December 31, 2000: 600,000,000 shares authorized; 361,233,643 shares issued	37	36
Additional paid-in capital	11,635,974	11,028,461
Treasury stock, at cost, September 30, 2001: 8,418,595 and December 31, 2000: 5,163,509	(42,954)	(30,759)
Unrealized gain on marketable securities	4,956	4,996
Deferred stock compensation	(51,021)	(144,467)
Accumulated deficit	(9,961,816)	(3,477,028)

Total stockholders’ equity	1,585,176	8,091,985

	$1,899,755	$8,455,631

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue (1)	$167,035	$151,247	$530,240	$318,202
Costs and expenses:
Cost of operations	111,606	108,903	356,316	246,462
Development and engineering	8,958	18,975	30,471	45,233
Sales, marketing, general and administrative	98,804	137,965	341,171	362,627
Depreciation and amortization	751,487	597,728	2,266,357	1,352,866
Impairment of long-lived and other assets	3,826,893	—	3,826,893	—
Restructuring and integration charge	267	44,881	220,161	44,881
Loss on investments	—	39,602	—	39,602
Interest income, net	6,380	9,882	25,387	36,775

Loss from continuing operations	(4,624,600)	(786,925)	(6,485,742)	(1,736,694)

Discontinued operations:
Net income from discontinued operations	954	—	954	—

Net loss	$(4,623,646)	$(786,925)	$(6,484,788)	$(1,736,694)

Basic and diluted net loss per common share:
Loss from continuing operations	$(12.86)	$(3.17)	$(18.11)	$(8.41)
Net income from discontinued operations	.00	—	.00	—

Net loss per common share	$(12.86)	$(3.17)	$(18.11)	$(8.41)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	359,600	247,873	358,095	206,462

(1)	Includes revenue from related parties of $0 and $14,189 for the three months ended September 30, 2001 and 2000, respectively, and $3,000 and $37,237 for the nine months ended September 30, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,484,788)	$(1,736,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,266,357	1,352,866
Impairment of long-lived and other assets	3,826,893	—
Non-cash stock compensation	70,184	42,172
Amortization of non-cash prepaid content, services and distribution	26,230	62,832
Non-cash portion of restructuring and integration charge	185,498	14,078
Loss on investments	—	39,602
Changes in operating assets and liabilities:
Accounts receivable	37,358	(49,684)
Prepaid content, services and distribution	(8,071)	—
Other assets	22,804	(23,461)
Accounts payable	(7,716)	(49,327)
Accrued expenses	(33,463)	8,782
Deferred revenue	10,630	1,967

Net cash used in operating activities	(88,084)	(336,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of marketable securities	119,000	—
Purchases of marketable securities	—	(49,600)
Purchases of property and equipment	(20,689)	(22,351)
Cash paid in business combinations, net of cash received	(6,042)	(226,018)

Net cash provided by (used in) investing activities	92,269	(297,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchase and issuance costs	10,134	951,460
Principal payments of capital lease obligations	(2,489)	(4,755)
Purchases of treasury stock	(12,195)	—

Net cash (used in) provided by financing activities	(4,550)	946,705

Net (decrease) increase in cash and cash equivalents	(365)	311,869
Cash and cash equivalents at beginning of period	490,797	291,286

Cash and cash equivalents at end of period	$490,432	$603,155

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of equity securities in connection with strategic alliances and services	$17,500	$—

Issuance of common stock for asset purchases	$—	$4,733,220

Issuance of preferred stock for asset purchases	$—	$639,000

Deferred compensation related to options granted	$—	$197,003

See notes to condensed consolidated financial statements.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

Organization and Business

      WebMD Corporation (the “Company” or “WebMD”) was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/ WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/ WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and the WebMD, Inc., MedE America, Medcast, Envoy, Medical Manager, CareInsite and OnHealth acquisitions for the period subsequent to each respective acquisition date.

Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Revenue

      The Company provides a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, patients and suppliers. The revenue associated with these solutions provided by the Company are aggregated into the following primary product groupings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Transaction services	$91,595	$88,200	$286,008	$174,716
Physician services	61,081	28,976	191,307	44,929
Portal services	14,359	28,600	50,130	76,771
Other	—	5,471	2,795	21,786

	$167,035	$151,247	$530,240	$318,202

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue recognized from arrangements deemed to be non-monetary exchanges of our products and services for customer products and services totaled approximately $5,814 and $17,322 during the three and nine months ended September 30, 2001, respectively, and $6,221 and $15,522 during the three and nine months ended September 30, 2000, respectively. Revenue was determined at the time of the exchange based upon the fair value of the products and services to be provided or received, whichever is more clearly evident.

      Revenue from related parties consists of revenues for services provided to Microsoft for the three and nine months ended September 30, 2001, revenue for services provided to News Corporation for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three and nine months ended September 30, 2000. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.  Business Combinations and Strategic Relationships

America Online, Inc.

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

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company was required to share with Microsoft 50% of net revenue from banner and other advertising on the Company’s physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, the Company was required to share 25% of this revenue with Microsoft. In addition, the Company was required to share with Microsoft 15% of its net revenue from e-commerce transactions and additional services not included in the basic subscriptions to the Company’s physician Web site generated by these sponsored subscriptions.

New Strategic Relationship

      To implement the new relationship, the parties entered into two definitive agreements. The first agreement related to technology matters and was terminated by the parties on September 14, 2001. No payments were made by either party under the terminated agreement. Under the second agreement, WebMD will program the majority of the MSN health channel, and WebMD and MSN will share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with WebMD receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached) and 60% thereafter. WebMD will no longer pay carriage fees to Microsoft. The term of this agreement is scheduled to expire on June 30, 2004. In connection with the new relationship, the parties agreed that Microsoft would no longer be responsible for funding the sponsorship of the subscriptions to WebMD’s physician portal, and WebMD would no longer be required to share with Microsoft revenue generated by physician usage of WebMD’s healthcare portals.

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

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Original Strategic Relationship

      The financial terms of the strategic relationship included: $700,000 in media branding services by News Corporation, comprised of $400,000 domestically and $300,000 internationally over 10 years; a $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to the Company of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com. The Company issued an aggregate of 155,951 shares of Series A preferred stock, convertible into 21,282,645 shares of the Company’s common stock. In addition, affiliates of News Corporation purchased 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $100,000 in cash.

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

2001 Acquisitions

      During May and June of 2001, the Company acquired the assets of four physician services companies for approximately $9,800 including cash, notes and liabilities assumed. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill of $9,800 related to these transactions is being amortized over three years. The results of operations of these physician services companies have been included in the Company’s financial statements as of their respective acquisition dates.

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

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2000	September 30, 2000

Total revenue	$203,635	$595,319

Net loss	$(1,004,628)	$(2,808,387)

Basic and diluted net loss per share	$(2.76)	$(7.84)

3.  Impairment of Long-Lived and Other Assets

      During the three months ended September 30, 2001, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets. The indicators of possible impairment that were identified included a further decline in the price of the Company’s common stock to its lowest price in the last twelve months accompanied by a significant decline in the volatility of the Company’s stock price, a sustained decline in valuations in the e-health, technology and Internet sectors and the impact of recent trends in general economic conditions.

      The Company reviewed substantially all of its long-lived assets for impairment. The Company’s long-lived assets primarily related to goodwill and other acquired intangible assets recorded in connection with the acquisitions of WebMD, Inc., MedEAmerica and Medcast in November 1999 and the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth during 2000. The Company utilized its common stock as the primary consideration for the acquisitions.

      The Company evaluated its long-lived assets for impairment by determining identifiable cash flows to related asset groupings at the lowest level that were largely independent of the cash flows of other asset groupings. The projected undiscounted cash flows for each asset grouping was compared to the related carrying value. As a result of these comparisons, the Company determined its long-lived assets were impaired.

      The Company determined the amount of the impairment by comparing the fair value of each asset grouping to the related carrying value. The fair value for each asset grouping was determined primarily using a discounted cash flow approach. As a result of these comparisons and the adjustment to reflect the carrying value of the Company’s plastic and filtration technologies business to fair value (see note 6), the Company recorded a write-down of $3,826,893 related to its long-lived assets reflecting the difference between the carrying value and fair value of the asset groupings. The write-down consisted of $3,663,233

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of goodwill, $94,186 of other acquired intangibles and $69,474 of other long-lived assets and assets held for sale.

4.  Restructuring and Integration Charge

      In the third quarter of 2000, the Company’s board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies as a result of the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers.

      Additionally, as part of the Company’s restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and its partners, potential conflicts with other agreements as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. As a result of this process, the Company has been and is still in discussions with several of its partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible that, as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges. During calendar year 2000, the Company’s restructuring and integration efforts resulted in the identification of and notification to approximately 1,100 employees whose positions with the Company were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

      The Company’s restructuring and integration efforts continued in 2001. In connection with these efforts, a charge of $267 was recorded for three months ended September 30, 2001 which consists of (i) personnel-related costs of $2,324 associated with severance and outplacement services for approximately 150 additional employees that the Company notified of termination; (ii) a facilities charge of $13,553 primarily associated with additional anticipated costs of exiting previously vacated facilities as a result of a decline in rental values in certain markets and (iii) a $15,610 benefit relating to the settlement of certain obligations under the original strategic relationship with Microsoft.

      A charge was recorded for the nine months ended September 30, 2001 of $220,161, which consists of: (i) $122,429 primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133,500 represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999 offset by a $15,610 benefit relating to the settlement of certain obligations from the original strategic relationship with Microsoft (ii) personnel-related costs of $65,787, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining balance relating to severance and outplacement services for approximately 500 additional employees that the Company identified and notified of termination during the nine months ended September 30, 2001, (iii) facilities charges of $15,538, comprised of future lease obligations and lease cancellation penalties related to additional anticipated costs of exiting previously vacated facilities as a result of decline in rental values in certain markets and vacating additional facilities identified during the nine months ended September 30, 2001, (iv) $8,000 in payments made to customers to exit contractual obligations, and (v) $8,407 of integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents activity in the restructuring and integration accrual through September 30, 2001:

	Severance	Facilities	Other	Total

Balance at December 31, 2000	$8,599	$35,843	$8,683	$53,125
Accruals	13,789	15,538	5,336	34,663
Net cash payments	(18,303)	(7,149)	(12,937)	(38,389)

Balance at September 30, 2001	$4,085	$44,232	$1,082	$49,399

      The Company expects to pay substantially all the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, by March 2002.

5.  Stockholders’ Equity

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. As of September 30, 2001, the Company has repurchased 3,255,086 shares at a cost of approximately $12,195 under the Program. Subsequent to September 30, 2001, the Company purchased the remaining amount available under the Program. On November 2, 2001 the Company announced that its Board of Directors authorized an additional $50,000 under the Program. As of November 12, 2001, approximately $38,000 remains available for use in stock repurchases under the expanded Program.

6.  Discontinued Operations

      In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company’s acquired businesses, the Company’s board of directors approved management’s plan to dispose of Porex Corporation and its other plastics and filtration technologies subsidiaries (collectively referred to as “Porex”). Porex was wholly owned by Medical Manager prior to the completion of the Company’s acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications.

      The expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included as a single line item in current assets as provided by Emerging Issues Task Force EITF 87-11, “Allocation of Purchase Price to Assets to be Sold”. Porex had net income of $3,700 for the period from July 1, 2001 through September 12, 2001, net income of $12,300 for the period from January 1, 2001 through September 12, 2001, and net income of $16,000 from the acquisition date through September 12, 2001. Porex’s net income reflects the impact of tax benefits from being included in the Company’s consolidated tax return. Porex’s results of operations have been excluded from the consolidated statement of operations prior to September 12, 2001.

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company is now required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The Company expects Porex to generate earnings while the Company continues to explore various divestiture alternatives. The fair value of Porex was estimated by management to be $185,000. As a result, the Company recorded an adjustment to its carrying value. The adjustment to the carrying value is included in the impairment of long-lived and other assets (see note 3). The fair value of

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Porex continues to be recorded in assets held for sale and its cash flow activity has been excluded from the consolidated statement of cash flows for the three and nine months ended September 30, 2001.

      Assets and liabilities of the discontinued operations were as follows:

Current assets	$67,329
Property, plant and equipment	46,264
Other long term assets	113,705
Current liabilities	22,089
Long term liabilities	20,209

Assets held for sale	$185,000

7.  Marketable Securities

      All highly liquid marketable securities with an original maturity from date of purchase of three months or less are considered to be cash equivalents. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At September 30, 2001, the Company’s investments consisted principally of U.S. Treasury Notes. These investments, which had an aggregate market value of $96,336 and a cost of $93,292, were classified as available-for-sale. Unrealized gains on these securities were $3,044 at September 30, 2001.

      In addition, at September 30, 2001 the Company had equity investments in publicly traded companies with an aggregate market value of $7,716 and a book value of $5,804. Unrealized gains on these securities were $1,912 at September 30, 2001.

8.  Net Loss Per Common Share

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

      The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted net loss per share was approximately 165.2 million shares at September 30, 2001 and approximately 192.3 million shares at September 30, 2000.

9.  Recent Accounting Pronouncements

      On August 1, 2001, the Financial Accounting Standards Board, (FASB) issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets”. The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

      On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will be amortized over their useful lives. As a result of adopting SFAS No. 141 and SFAS No. 142 effective as of January 1, 2002, the amortization of goodwill will be eliminated, resulting in a significant reduction of amortization expense for goodwill and certain other intangible assets. Additionally, the Company will be required to assess goodwill for impairment at least annually. The Company does not expect the impact of adopting the fair value based impairment test to be significant.

10.  Commitments and Contingencies

      Since July 2001, seven purported class action lawsuits have been filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named the Company and certain former officers and directors of the Company as defendants. The complaints against the Company and its former officers and directors allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 have also been brought against the underwriters. Similar suits have been filed in connection with well over 100 other initial public offerings that occurred in 1999 and 2000, following reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. The Company believes that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to the Company, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, the Company believes that it will have a claim for indemnification from the underwriters.

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

11.  Subsequent Events

      As part of the transaction in which the Company acquired Envoy from Quintiles Transnational Corp. in May 2000, Quintiles and the Company entered into a Data Rights Agreement and an Internet Product Development and Marketing Agreement. In February 2000, Quintiles filed an action for breach of the Data Rights Agreement against the Company. On October 12, 2001, the Company and Quintiles entered into an agreement to settle this litigation (“Settlement Agreement”). Pursuant to the Settlement

WEBMD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, the Company and Quintiles terminated the Data Rights Agreement and the Internet Product Development and Marketing Agreement and all other agreements between them. Pursuant to the court order in the litigation, Quintiles will continue to receive de-identified data from the Company until February 28, 2002. Following that date, the Company and Envoy will have no further obligation to provide any data to Quintiles.

      In accordance with the terms of the Settlement Agreement, the Company purchased from Quintiles all 35,000,000 shares of WebMD common stock held by Quintiles for $185,000. The Settlement Agreement also provides that Quintiles will have the right to receive a contingent payment (payable at the Company’s option in cash and/or stock) in the event that, on or before June 30, 2004, a transaction closes in which the Company is acquired at a price per WebMD share greater than $4.00 or in which Envoy is sold at an aggregate price of greater than $500,000. The Company is under no obligation to pursue either of these types of transactions. In the event an acquisition of the Company agreed to on or before June 30, 2003 closes on or before June 30, 2004, the contingent payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35,000,000. If the acquisition is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence. In the event a sale of Envoy agreed to on or before June 30, 2003 closes on or before June 30, 2004, the contingent payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500,000. If the sale is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence.

      The Company will record a charge in the three months ended December 31, 2001 for the difference between the purchase price and fair value of the 35,000,000 shares of WebMD common stock acquired from Quintiles.

ITEM  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America and Medcast. Following these mergers, Healtheon changed its name to Healtheon/ WebMD Corporation. Healtheon/ WebMD completed acquisitions of Kinetra and Envoy in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/ WebMD completed mergers with Medical Manager, CareInsite and OnHealth and changed its name to WebMD Corporation.

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

      As part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. As a result of this process, we have been and are in discussions with several of our partners in an effort to redefine the relationships in a manner that better serves the needs of each party. These discussions have resulted in revisions to some strategic relationships. It is possible as a result of continuing discussions, additional relationships may be revised or terminated, which may result in additional restructuring charges.

      In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $0.3 million in the three months ended September 30, 2001, and $220.2 million, of which $185.5 million were non-cash charges, in the nine months ended September 30, 2001. As we continue our consolidation and integration efforts, we are likely to incur additional costs relating to asset impairments and write-offs, severance and employee retention arrangements related to exit activities, that will be expensed according to the applicable accounting guidelines.

      During the quarter ended September 30, 2001, we identified certain indicators of possible impairment of long-lived assets, primarily goodwill and other acquired intangible assets which included a further decline in the price of our common stock to its lowest price in the last twelve months accompanied by a significant decline in the volatility of our stock price, a sustained decline in valuations in the e-health, technology and Internet sectors, and the impact of recent trends in general economic conditions. Based on these indicators, we reviewed substantially all of our long-lived assets for impairment. As a result of this review, we determined that our long-lived and other assets, primarily goodwill and other acquired intangibles, were impaired and recorded a write-down of $3.827 billion during the three months ended September 30, 2001.

      As we announced on September 28, 2000, our board of directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. In accordance with EITF 87-11, the expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included in current assets. At that time, we reduced the consolidated balance sheet for all items that pertained specifically to Porex. As the divestiture of Porex was not completed within the one year period allotted by EITF 87-11, we are now required to record the results of Porex in our statement of operations as of September 13, 2001, as a discontinued operation in accordance with EITF 90-6. We expect Porex to continue to generate earnings while we continue to explore various divestiture alternatives. We estimated the fair value of Porex to be $185.0 million. The fair value of Porex continues to be recorded in assets held for sale and its cash flow activity has been excluded from the consolidated statement of cash flows for the three and nine months ended September 30, 2001.

Results of Operations

      The following discussion includes a comparison of the September 30, 2001 results of operations to the September 30, 2000 results on both an actual and pro forma basis. The pro forma information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth (the “2000 Acquisitions”) as if they had occurred at the beginning of each period presented. The effect of all other business combinations was not material to the pro forma information presented below. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

      Revenue. Revenue for the three and nine months ended September 30, 2001 and 2000 and pro forma revenues for the three and nine months ended September 30, 2000 were as follows:

	Three Months Ended September 30,

	2001		2000		Pro Forma 2000

	$	%	$	%	$	%

Transaction services	$91,595	54.8%	$88,200	58.3%	$93,185	45.7%
Physician services	61,081	36.6	28,976	19.2	73,058	35.9
Portal services	14,359	8.6	28,600	18.9	31,500	15.5
Other	—	0.0	5,471	3.6	5,892	2.9

Total	$167,035	100.0%	$151,247	100.0%	$203,635	100.0%

	Nine Months Ended September 30,

	2001		2000		Pro Forma 2000

	$	%	$	%	$	%

Transaction services	$286,008	54.3%	$174,716	54.9%	$273,369	45.9%
Physician services	191,307	36.1	44,929	14.1	210,072	35.3
Portal services	50,130	9.5	76,771	24.1	84,764	14.2
Other	2,795	0.1	21,786	6.9	27,114	4.6

Total	$530,240	100.0%	$318,202	100.0%	$595,319	100.0%

      The increase in transaction service revenues for both the three and nine months ended September 30, 2001 compared to the prior year periods was primarily attributable to the acquisition of CareInsite in September 2000 and Envoy in May 2000. The increase in physician service revenue for both the three and nine months ended September 30, 2001 compared to the prior year periods was primarily attributable to the acquisition of Medical Manager in September 2000 offset in part by the elimination of revenue related to the sponsorship of physician subscriptions to our physician portal as a result of the termination of our agreement with DuPont in December 2000 and the new arrangement with Microsoft which was effective as of January 1, 2001. The decrease in portal service revenue for both the three and nine months ended September 30, 2001 compared to the prior year periods was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on us and certain of our carriage partners. The decrease in other revenues for both the three and nine months ended September 30, 2001 compared to the prior year periods is primarily attributable to our decision during 2000 to exit our information technology consulting and outsourcing relationships.

      The decrease in transaction service revenues for the three months ended September 30, 2001 compared to the prior year period on a pro forma basis was primarily attributable to a reduction in revenues related to certain products such as hospital and laboratory physician connectivity arrangements and the consolidation of duplicate product offerings. The increase in transaction service revenues for the nine months ended September 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to an increase in the volume of electronic transactions processed. The decrease in physician service revenue for both the three and nine months ended September 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to the elimination of revenues related to the sponsorship of physician subscriptions to the Company’s physician portal as a result of the termination of the agreement with DuPont in December 2000 and the new arrangement with Microsoft, which was effective as of January 1, 2001. The decrease in portal service revenues for both the three and nine months ended September 30, 2001 compared to the prior year periods on a pro forma basis was primarily attributable to the termination of the agreement with DuPont in December 2000, the new arrangement with News Corporation agreed to in December 2000 and the impact of the softness in the market for internet advertising on WebMD and certain of our carriage partners. The decrease in other revenues for both the three and nine months ended September 30, 2001 compared to the prior year periods on a pro forma basis is primarily attributable to our decision during 2000 to exit our information technology consulting and outsourcing relationships.

      Revenue from related parties consists of revenues for services to News Corporation for the three months ended March 31, 2001 and revenue for services provided to News Corporation, Microsoft and UnitedHealth Group for the three and nine months ended September 30, 2000. Revenue from related parties was $3.0 million for the nine months ended September 30, 2001 compared to $14.2 million and $37.2 million for the three and nine months ended September 30, 2000, respectively. The decrease was primarily attributable to the new arrangement with Microsoft, which was effective January 1, 2001 and the revenue from News Corporation which ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock. Revenue from UnitedHealth Group ceased being considered from a related party in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors.

      Cost of Operations. Cost of operations primarily consists of the expenses associated with maintaining our networks and providing products and services. Cost of operations was $111.6 million and $356.3 million for the three and nine months ended September 30, 2001, respectively, compared to $108.9 million and $246.5 million for the three and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 compared to the prior year period is primarily attributable to the cost of operations associated with the 2000 Acquisitions. Cost of operations represented 66.8% and 67.2% of revenue for the three and nine months ended September 30, 2001, respectively, compared to 72.0% and 77.5% of revenues for the three and nine months ended September 30, 2000, respectively. The decrease in cost of operations as a percentage of revenues is primarily due to changes in product revenues mix as well as the elimination of costs as a result of our restructuring and integration efforts over the past twelve months.

      Cost of operations decreased to $111.6 million and $356.3 million for the three and nine months ended September 30, 2001, respectively, compared to $139.5 million and $394.4 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. This decrease is primarily related to the decrease in revenue as compared to the pro forma prior periods. Cost of operations represented 66.8% and 67.2% of revenues for the three and nine months ended September 30, 2001, respectively, compared to 68.5% and 66.3% of revenues on a pro forma basis for the three and nine months ended September 30, 2000, respectively. The decrease in cost of operations as a percentage of revenues for the three months ended September 30, 2001 compared to the prior year period is related primarily to the elimination of costs as a result of our restructuring and integration efforts over the past twelve months. The increase in costs of operations as a percentage of revenues for the nine months ended September 30, 2001 compared to the prior year period is due primarily to changes in product revenues mix, partially offset by the elimination of costs as a result of our restructuring and integration efforts over the past twelve months.

      Development and Engineering. Development and engineering expense consists primarily of salaries paid to engineering personnel, fees paid to outside contractors and consultants, facilities expenses and maintenance of capital equipment used in the development process. Development and engineering expense decreased to $9.0 million and $30.5 million for the three and nine months ended September 30, 2001, respectively, compared to $19.0 million and $45.2 million for the three and nine months ended September 30, 2000, respectively, and $28.9 million and $92.7 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. These decreases compared to actual and on a pro forma basis are primarily due to the impact of cost reductions resulting from our restructuring and integration efforts.

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

      Sales, marketing, general and administrative expense was $98.8 million and $341.2 million for the three and nine months ended September 30, 2001, respectively, compared to $138.0 million and $362.6 million for the three months and nine months ended September 30, 2000, respectively. Sales, marketing, general and administrative expense excluding non-cash amortization of prepaid content, services, and distribution and non-cash stock compensation was $72.3 million and $244.8 million for the three and nine months ended September 30, 2001, respectively, and $99.0 million and $257.6 million for the three and nine months ended September 30, 2000, respectively. This decrease is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts, offset partially by costs associated with the 2000 Acquisitions and $3.0 million in severance costs associated with the departure of our former President. Amortization of non-cash prepaid content, services and distribution expense was $9.8 million and $26.2 million for the three and nine months ended September 30, 2001, respectively, and $23.6 million and $62.8 million for the three and nine months ended September 30, 2000, respectively. The decrease from the comparable prior year periods was a result of the restructuring of our strategic relationships with Microsoft and News Corporation. Non-cash deferred stock compensation was $16.6 million and $70.2 million for the three and nine months ended September 30, 2001, respectively and $15.4 million and $42.2 million for the three and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 is primarily a result of the impact of amortization of deferred stock compensation related to stock options issued and assumed in connection with the 2000 Acquisitions.

      Sales, marketing, general and administrative expense was $98.8 million and $341.2 million for the three and nine months ended September 30, 2001, respectively, compared to $144.2 million and $413.4 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. Sales, marketing, general and administrative expense excluding non-cash amortization of prepaid content, services, and distribution and non-cash stock compensation was $72.3 million and $244.8 million for the three and nine months ended September 30, 2001, respectively, and $144.2 million and $413.4 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. This decrease is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts. Amortization of non-cash prepaid content, services and distribution expense was $9.8 million and $26.2 million for the three and nine months ended September 30, 2001, respectively, and $23.6 million and $62.8 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. The decrease from the comparable prior year period was a result of the restructuring of our strategic relationships with Microsoft and News Corporation. Non-cash stock compensation was $16.6 million and $70.2 million for the three and nine months ended September 30, 2001, respectively and $30.2 million and $101.5 million on a pro forma basis for the three and nine months ended September 30, 2000, respectively. The decrease from the comparable prior year period is primarily related to the vesting schedules of stock options issued and assumed in connection with the 2000 Acquisitions.

      Depreciation and Amortization. Depreciation and amortization expense was $751.5 million and $2.266 billion for the three and nine months ended September 30, 2001, respectively, compared to $597.7 million and $1.353 billion for the three and nine months ended September 30, 2000, respectively. The increase was attributable to the amortization of goodwill and intangible assets related to the 2000 Acquisitions, which are being amortized over expected lives of one to five years.

      As a result of the $3.827 billion write-down related to our long-lived and other assets, primarily goodwill and other acquired intangibles, we expect depreciation and amortization will be approximately $130 million in the three months ended December 31, 2001. Additionally, upon the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization and, as a result, we expect our quarterly depreciation and amortization expense to be approximately $35 to $40 million beginning in 2002.

      Restructuring and Integration Charge. In September 2000, our board of directors approved a restructuring plan to consolidate offices and data centers, to reduce marketing and promotional expenses and to substantially eliminate redundancies that were created in the acquisitions made by us since November 1999. During calendar year 2000, our restructuring and integration efforts resulted in the identification and notification of approximately 1,100 employees whose positions were to be terminated primarily as a result of eliminating duplicate functions within the combined company, the identification of duplicate facilities to be vacated and the restructuring of several strategic relationships including those with News Corporation and DuPont.

      During the nine months ended September 30, 2001, our restructuring and integration efforts continued. In connection with these efforts, a charge was recorded for the three months ended September 30, 2001 of $0.3 million, which consisted of:

•	personnel-related costs of $2.3 million, associated with severance and outplacement services for approximately 150 additional employees that the company identified and notified of termination during the three months ended September 30, 2001,

•	facilities charges of $13.6 million primarily related to additional anticipated costs of exiting previously vacated facilities as a result of a decline in rental values in certain markets, and

•	$15.6 million benefit relating to the settlement of certain obligations under the original strategic relationship with Microsoft.

      A charge was recorded for the nine months ended September 30, 2001 of $220.2 million which consists of:

•	$122.4 million primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with our original Microsoft agreement recorded as part of our acquisition of WebMD, Inc. in 1999 offset by a $15.6 million benefit relating to the settlement of certain obligations under the original strategic relationship,

•	personnel-related costs of $65.8 million, of which $52.0 million represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge associated with severance and outplacement services for approximately 500 additional employees that the company identified and notified of termination during the nine months ended September 30, 2001,

•	facilities charges of $15.5 million, comprised of future lease obligations and lease cancellation penalties related to additional anticipated costs of exiting previously vacated facilities as a result of a decline in rental values in certain markets and vacating additional facilities identified during the nine months ended September 30, 2001,

•	$8.0 million in payments made to customers to exit contractual obligations, and

•	$8.4 million of integration costs, consisting of employee retention arrangements related to exit activities, as well as outside professional fees related to the integration of our business.

      Loss on Investments. We recorded a non-cash charge of $39.6 million to write down certain of our investments in Internet-related companies to their fair market value as of September 30, 2000. The charge reflected the decline in value of these investments based upon the financial condition of the individual companies and market conditions at the time.

      Interest Income, Net. Interest income, net of interest expense, was $6.4 million and $25.4 million for the three and nine months ended September 30, 2001, respectively, compared to $9.9 million and $36.8 million for the three and nine months ended September 30, 2000, respectively. The decrease for both the three and nine months ended September 30, 2001 compared with the prior year is attributable to lower average cash balances available for investment as well as continuing reduction in interest rates.

Liquidity and Capital Resources

      As of September 30, 2001, we had approximately $586.8 million in cash, cash equivalents and short-term marketable securities, and working capital of $671.8 million including the fair value of Porex.

      Cash used in operating activities was $88.1 million for the nine months ended September 30, 2001. The cash used was primarily attributable to net operating losses and payments made related to our restructuring and integration efforts.

      Cash provided by investing activities was $92.3 million for the nine months ended September 30, 2001 primarily related to $119.0 million of proceeds from the redemption of marketable securities, net of purchases of marketable securities.

      Cash used in financing activities was $4.6 million for the nine months ended September 30, 2001, primarily related to the repurchase of treasury stock, offset by the proceeds from the exercise of stock options.

      As of September 30, 2001, we did not have any material commitments for capital expenditures.

      On October 12, 2001, Quintiles Transnational Corp. and WebMD entered into an agreement to settle the litigation between the companies. Pursuant to the settlement agreement, WebMD and Quintiles terminated all agreements between them, including the Data Rights Agreement and the Internet Product Development and Marketing Agreement. Pursuant to the court order in the litigation, Quintiles will continue to receive de-identified data from us until February 28, 2002. Following that date, we will have no further obligation to provide any data to Quintiles. In accordance with the terms of the Settlement Agreement, we purchased from Quintiles all 35 million shares of the WebMD common stock held by Quintiles for $185 million. The settlement agreement also provides that Quintiles will have the right to receive a contingent payment (payable at our option in cash and/or stock) in the event that, on or before June 30, 2004, a transaction closes in which WebMD is acquired at a price per share greater than $4.00 or in which Envoy is sold at an aggregate price of greater than $500 million. We have no obligation to pursue either of these types of transactions. In the case of an acquisition of WebMD agreed to on or before June 30, 2003 that closes on or before June 30, 2004, the contingent payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35 million. If the acquisition is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence. In the case of a sale of Envoy agreed to on or before June 30, 2003 that closes on or before June 30, 2004, the contingent payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500 million. If the sale is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence. We will record a charge in the three months ended December 31, 2001 for the difference between the purchase price and fair value of the 35 million shares of our common stock acquired from Quintiles.

      On March 29, 2001, we announced a stock repurchase program. Under this program, our Board of Directors authorized the use of up to $50 million to repurchase shares of our common stock from time to time in the open market, through block trades or in private transactions, depending upon market conditions and other factors. As of September 30, 2001, we had repurchased approximately 3.3 million shares under the program at a cost of approximately $12 million. On November 2, 2001, we announced that we had fully utilized the $50 million authorized in March 2001 and that an additional $50 million had been authorized by our Board of Directors for the stock repurchase program. As of November 12, 2001, approximately $38 million remains available for use in stock repurchases under the expanded program.

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

      As we announced on September 28, 2000, our board of directors approved management’s plan to dispose of Porex, which we acquired in our acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. The expected net proceeds and the cash flows of Porex until sold were allocated to assets held for sale in the allocation of the Medical Manager purchase price and are included in the line item “assets held for sale.” We plan to continue to explore various divesture alternatives for the Porex business, but no longer expect to complete its disposition in 2001.

      We expect that our interest income for the three months ended December 31, 2001 and future periods will be significantly less than the interest income for the three months ended September 30, 2001. This reduction is a result of a combination of the funds expended in our settlement with Quintiles and in repurchases of our common stock under the program along with a continuing reduction in interest rates.

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

Factors That May Affect Future Results of Operations

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We may not be successful in responding to technological developments and changing customer needs. The pace of change in the markets we serve is rapid and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information technology products and services is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. See “— We face significant competition for our products and services” beginning on page 25.

      We currently offer a limited number of applications on our Internet-based platform and some of our products and services, including our handheld solution, are not fully developed or launched. We must introduce new products and services and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones.

New or newly integrated products and services will not become profitable unless they achieve sufficient levels of physician penetration and market acceptance

      There can be no assurance that physicians will accept from us new products and services or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our transaction services and portal services into their office workflow, such as our handheld solution. Even physicians who are already our customers may not purchase new or newly integrated products or services, especially when they are initially offered. Physicians using our existing products and services may refuse to adopt new or newly integrated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. Similarly, other healthcare participants may not accept new or newly integrated products and services from us developed for their use. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.

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

Lengthy sales and implementation cycles for our applications could adversely affect our ability to generate revenue

      A key element of our strategy is to market our solutions directly to large healthcare organizations. The sale and implementation of our solutions are subject to delays due to our customers’ and potential customers’ internal budgeting and procedures for approving large expenditures and deploying new technologies. We are unable to control many of the factors that will influence the buying decisions of these organizations. We expect that the sales and implementation processes will be lengthy and will involve a significant evaluation period prior to commitment of capital and other resources by customers and potential customers.

Developments in the healthcare industry could adversely affect our revenues

      Most of our revenues come from customers in various parts of the healthcare industry. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. Reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, including as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies

•	consolidation of healthcare industry participants

•	reductions in governmental funding for healthcare

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

      In addition, developments in the healthcare industry may, even if general expenditures remain the same or increase, result in reduced spending on information technology and services or in some or all of the specific portions of that market we serve or are planning to serve. Expectations of our customers regarding pending or potential developments may also affect their budgeting processes and spending plans. We cannot provide assurance that the markets for our products and services will expand and develop or that we will have adequate technical, financial and marketing resources to maintain or increase our share of these markets or to enter additional markets.

      For additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see “— Healthcare regulation could adversely affect our business” beginning on page 31.

     We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors and support providers, including physician practice management system vendors and support providers

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax

•	large information technology consulting service providers

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally

•	consortiums of health insurance companies and of pharmacy benefit managers that have announced that they are developing Web-based transaction services for use by their members and other potential customers

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish Web sites

•	general purpose consumer online services and portals and other high-traffic Web sites which provide access to healthcare-related content and services

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

      We also compete, in some cases, with alliances formed by the above competitors, including alliances that are intended to allow the participants to pursue a strategy similar to our strategy of integrating transaction processing capabilities and portal services with physician practice management systems. Major software, hardware and information systems companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of our solutions, including wireless handheld solutions that will compete with ULTIA, our handheld solution.

      In addition, there can be no assurance that healthcare payors and providers will continue to use WebMD and other independent companies to transmit healthcare transactions. Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. We cannot provide assurance that we will be able to maintain our existing links to payors or develop new connections on satisfactory terms, if at all.

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

Our business model for providing Internet-based services is unproven, and we may not achieve profits from this business

      Our business model for providing Internet-based services is evolving, and our revenue and profit potential from these services is unproven. We intend to:

•	offer provider and payer customers our Internet-based transaction services, to the extent appropriate to their needs

•	integrate these transaction services with our Medical Manager practice management systems and similar systems provided by others

•	build usage of our portal services by consumers, physicians and physician office managers

•	generate e-commerce revenue from the sale of healthcare products or services of our strategic partners and other suppliers over the Internet.

However, the provision of services over the Internet to the healthcare industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories and there can be no assurance that our initiatives in this area will be successful or profitable.

Our ability to generate sufficient advertising and sponsorship revenue from our portal services is unproven

      We derive a portion of our revenue from advertising and sponsorships on our Web site and other Web sites that license our content. The Internet advertising and sponsorship market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. Demand for Internet advertising in general has, during the first nine months of 2001, been weaker than in prior periods and there can be no assurance that such demand will return to the levels seen previously. We cannot provide assurance that we will be able to generate sufficient advertising or sponsorship revenue from our portal services to make these services profitable.

      We are seeking to enter into relationships with advertisers and sponsors in which we will be compensated based on specific negotiated criteria designed to demonstrate the value of our portal services to the advertisers and sponsors. The amount of compensation that we receive from such arrangements is inherently difficult to estimate and may be less than we believed it would be at the time of entering such arrangements and at the time of performing the services.

Some of our services will not be widely adopted until broadband connectivity is more generally available

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

Our business could suffer if our software products and information technology systems contain errors, experience failures or do not meet customer expectations

      The software products and information technology systems we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our software products and information technology systems. We could face breach of warranty or other claims or additional development costs if our software contains undetected errors, or if our products experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from operating our business. In addition, negative publicity caused by these events may delay market acceptance for our products and services, including unrelated products and services.

We could be subject to product liability claims if our products malfunction or provide inaccurate information

      We provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from operating our business. We attempt to limit, by contract, our liability for damages from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage. In addition, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts.

We could lose customers and revenue if we fail to meet the performance standards in our contracts

      Many of our customer contracts contain performance standards. If we fail to meet these standards, our customers may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. Despite testing and quality control, we cannot be certain that we will meet these performance standards. To the extent we fail to achieve these standards, our revenues and customer relationships could be adversely affected.

Performance problems with our transaction services systems could adversely affect our business

      Our payer and provider customer satisfaction and our business could be harmed if we or our transaction services customers experience system delays, failures or loss of data. We currently process our payer and provider transactions and data at our facilities and rely on a data center operated by a third party to perform EDI transaction processing, other than real-time EDI transaction processing. This data center is located in Tampa, Florida and is operated by Verizon Data Services, with whom we have contracted for these processing services. We rely primarily on this facility to process batch claims and other batch medical EDI transaction sets. Our contract with Verizon requires Verizon to maintain processing capability and a “hot site” disaster recovery system. We have a contingency plan for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the Verizon facility could interrupt data processing or result in the loss of stored data, which could have an adverse impact on our business.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

      A material security breach could damage our reputation or result in liability. We retain confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, any well-publicized compromise of Internet security, whether or not related to our own operations, could reduce demand for our Internet-based services.

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure

      Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or more complex requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or more complex requirements.

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

      We have invested in some of our strategic partners, many of which are in early stages of development. We have made equity investments in some of our strategic partners. In many instances, these investments are in the form of illiquid securities of private companies engaged in e-Health and were made in conjunction with the parties entering into a strategic agreement. Typically, these strategic partners entered into agreements that obligate them to purchase advertising or other services from us. These companies are typically in an early stage of development and may be expected to incur substantial losses and may not generate sufficient revenue to pay the advertising and e-commerce fees due us. In addition, some of these companies have altered their plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock, adversely affecting the value of our investments. Some of these companies may go out of business before we are able to sell our investments.

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

Relationships with customers and strategic partners may conflict

      We have developed and rely upon important relationships with payers, providers, practice management system vendors and strategic partners, some of which may involve conflicting contractual rights, including conflicts which may result from our acquisitions. As a result of conflicts or perceived conflicts resulting from our acquisitions or our business plans and strategic initiatives, we may lose relationships with some customers and strategic partners, who may then establish relationships with our competitors. There could be litigation or other proceedings between us and some of our customers and strategic partners if they seek to enforce rights they purport to have as a result of conflicts with our other relationships or with our business plans or strategic initiatives, or their belief that these conflicts exist. For example, we had been negotiating with Medic, a practice management system vendor whose products compete with The Medical Manager products, to enter into new arrangements. These negotiations were not successful. We cannot provide assurance that disputes with any such customers or strategic partners will be resolved in our favor or, even if resolved in our favor, that we will be able to preserve the benefits we expected to receive from our relationships with those partners.

      If contractual or relationship conflicts or other issues cannot be resolved, we could lose the benefits of some of our relationships with payers, providers or strategic partners. Losses of any significant relationships could harm our business or results of operations.

The performance of our business depends on attracting and retaining qualified executives and employees

      Our performance depends on attracting and retaining key personnel, including executives, product managers, software developers and other technical personnel and sales and marketing personnel. Failure to do so could have a material adverse effect on the performance of our business and the results of our operations.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. The successful integration of the acquired businesses into our operations is critical to our future performance.

      We are in the process of eliminating duplication and redundancies as a result of the acquisitions made by us since November 1999 and of consolidating our operational infrastructure. The amount and timing of the benefits of these efforts are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to

•	our ability to provide additional value to our customers by integrating our transaction services, physician services and portal services

•	our ability to cross-sell products and services to payers and providers with which we have established relationships and those with which the acquired companies have established relationships

•	our ability to retain or replace key personnel

•	potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships

•	our ability to coordinate organizations that are geographically diverse and have different business cultures

•	compliance with regulatory requirements.

      The amount and timing of the benefits from future acquisitions of business or technologies will be subject to similar risks and uncertainties. We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operations.

Our business may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” on page 38 and the information under “Legal Proceedings” in our 2000 Annual Report on Form 10-K.

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

      HIPAA administrative simplification. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with two of the five published in final form. The two rules published in final form are Standards for Electronic Transactions, published August 17, 2000, and Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. These rules took effect on October 16, 2000 and April 14, 2001, respectively, with compliance required by healthcare providers, healthcare clearinghouses and large health plans two years following the respective effective dates. Small health plans are given an additional year to comply. These rules apply to certain of our operations as well as the operations of many of our customers. Compliance with these final rules will be costly and could require complex changes in our systems.

      HIPAA transaction standards. The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. This rule establishes format and data content standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include health claims, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these eight healthcare transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

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

      HIPAA privacy standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities is April 14, 2003. The U.S. Department of Health and Human Services Secretary Thompson has stated publicly that his department intends to make or propose further changes to the medical privacy rule in the near future. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our platform and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. We are unable to predict what changes to the privacy standards rule will be made in the future or how those changes could affect our business.

      Other restrictions regarding confidentiality and privacy of patient information. Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in most cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. The definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differs and sometimes is not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of privacy right or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

      We currently provide billing services and intend to provide repricing services to healthcare providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants.

      Regulation by the U.S. Food and Drug Administration. The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. While we have generally attempted to design our services so that our computer applications and software are not considered to be medical devices, Medical Manager Health Systems is distributing in the U.S. a medical image management device, referred to herein as the “image device,” which was granted clearance by the FDA on August 25, 2000, and is manufactured by Medical Manager Health Systems in accordance with specifications set forth in the cleared 510(k) application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the image device and is marketing the interface and the image device as the DIMDX System. We believe that the addition of our practice management system to the image device does not change the image device’s intended use or significantly change the safety or efficacy of the product to the extent that a new 510(k) application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software or other of our software or hardware components could in the future become subject to some or all of the above requirements. In addition, the FDA may take the position that other products and services we offer are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. Except with respect to Medical Manager Health Systems and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “— Healthcare regulation could adversely affect our business” beginning on page 31.

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

      For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see “— Healthcare regulation could adversely affect our business” beginning on page 31.

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

Our intellectual property may be subject to infringement claims or may be infringed upon

      Our intellectual property is important to our business. The steps we take to protect our intellectual property and proprietary information may prove to be inadequate and, whether or not adequate, may be expensive. There can be no assurance that we will be able to detect potential or actual misappropriation or infringement of our intellectual property or proprietary information. Even if we do detect misappropriation or infringement by a third party, there can be no assurance that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property and proprietary information may not prevent independent third-party development and commercialization of competing products or services.

      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. We may also be require to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them.

We may not be able to raise additional funds when needed for our business or to exploit opportunities

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

The proposed disposition of our plastics and filtration technologies business may not be completed in accordance with our expectations

      The proposed disposition of our Porex plastics and filtration technologies business has taken longer than originally expected. We determined not to accept any of the offers made by potential buyers because we believed that the offers did not reflect the value of the Porex business. We plan to continue to explore various divestiture alternatives for the Porex business, but no longer expect to complete the disposition in 2001. If the proposed disposition of Porex fails to be completed or does not provide us with the proceeds anticipated, we may not be able to execute strategies that are important to our business.

Until we dispose of our plastics and filtration technologies business, we will be subject to risks associated with that business

      Until the proposed disposition of our Porex plastic and filtration technologies business is completed, we will continue to operate that business and to be subject to additional risks associated with that business, which include:

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

     Quintiles v. WebMD

      As part of the transaction in which WebMD acquired Envoy from Quintiles Transnational Corp. in May 2000, Quintiles and WebMD entered into a Data Rights Agreement and an Internet Product Development and Marketing Agreement. In February 2000, Quintiles filed an action for breach of the Data Rights Agreement against WebMD. For a description of this litigation, see WebMD’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 under “Legal Proceedings.” On October 12, 2001, WebMD and Quintiles entered into an agreement to settle this litigation (“Settlement Agreement”). Pursuant to the Settlement Agreement, WebMD and Quintiles terminated the Data Rights Agreement and the Internet Product Development and Marketing Agreement and all other agreements between them. Pursuant to the court order in the litigation, Quintiles will continue to receive de-identified data from WebMD until February 28, 2002. Following that date, WebMD and Envoy will have no further obligation to provide any data to Quintiles.

      In accordance with the terms of the Settlement Agreement, on October 12, 2001, WebMD purchased from Quintiles, for $185 million in cash, all 35,000,000 shares of WebMD common stock held by Quintiles. The Settlement Agreement also provides that Quintiles will have the right to receive a contingent payment (payable at WebMD’s option in cash and/or stock) in the event that, on or before June 30, 2004, a transaction closes in which WebMD is acquired at a price per WebMD share greater than $4.00 or in which Envoy is sold at an aggregate price of greater than $500 million. WebMD is under no obligation to pursue either of these types of transactions. In the case of an acquisition of WebMD agreed to on or before June 30, 2003 that closes on or before June 30, 2004, the contingent payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35 million. If the acquisition is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence. In the case of a sale of Envoy agreed to on or before June 30, 2003 that closes on or before June 30, 2004, the contingent payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500 million. If the sale is agreed to after June 30, 2003 and closes on or before June 30, 2004, the contingent payment will be 80% of the payment described in the preceding sentence.

     Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      Since July 2001, seven purported class action lawsuits have been filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named the Company and certain former officers and directors of the Company as defendants. The complaints against the Company and its former officers and directors allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 have also been brought against the underwriters. Similar suits have been filed in connection with well over 100 other initial public offerings that occurred in 1999 and 2000, following reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. The Company believes that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to the Company, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, the Company believes that it will have a claim for indemnification from the underwriters.

     Other Legal Proceedings

      In the normal course of business, WebMD and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed above and in our 2000 Annual Report on Form 10-K under “Legal Proceedings,” has yet to be determined, WebMD does not believe that their outcome will have a material adverse effect on its financial position.

ITEM  6.     Exhibits and Reports on Form 8-K

      (a)  The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this Quarterly Report.

      (b)  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: November 13, 2001

EXHIBIT INDEX

Exhibit No.	Description

10.1	Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 1, 2001)
10.2	Letter Agreement dated September 26, 2001 between Registrant and Marvin P. Rich

E-1