Form 10-K405
period 2001-12-31
WEBMD CORP /NEW/
filed 2002-03-25
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24975

WebMD Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State of incorporation)	(I.R.S. employer identification no.)

669 River Drive, Center 2 Elmwood Park, New Jersey (Address of principal executive office)	07407-1361 (Zip code)

(Registrant’s telephone number including area code): (201) 703-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of each class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $8.17 on March 15, 2002, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $2,325,775,845. As of March 15, 2002, the registrant had outstanding 312,383,902 shares of common stock.

      WebMD®, Web-MD®, WebMD Health®, The Medical Manager®, Envoy®, and Medscape® are registered trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 54, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new services or newly integrated services

•	the inability to successfully deploy new applications or newly integrated applications

•	difficulties in forming and maintaining mutually beneficial relationships with customers and strategic partners

•	the inability to attract and retain qualified personnel

•	general economic, business or regulatory conditions affecting the healthcare, information technology and Internet industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 54 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.     Business

General Information

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our principal executive offices are located at 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361 and our telephone number is (201) 703-3400.

      Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. In May 1998, Healtheon Corporation completed a merger with ActaMed Corporation. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America Corporation and Greenberg News Networks, Inc., known as Medcast. Following these mergers, Healtheon changed its name to Healtheon/ WebMD Corporation. Healtheon/ WebMD completed acquisitions of Kinetra LLC and Envoy Corporation in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/ WebMD completed mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company and changed its name to WebMD Corporation. In December 2001, WebMD acquired the portal assets of MedicaLogic/ Medscape, Inc., which we refer to as Medscape. For additional information regarding these transactions, see note 2 to the consolidated financial statements in this Annual Report.

Overview of Our Business

      We provide a range of transaction and information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, suppliers and consumers. Our products and services promote administrative efficiency and assist in reducing the cost of healthcare and creating better patient outcomes. Our business is divided into the following three segments:

•	Transaction Services or WebMD Envoy. Through our WebMD Envoy transaction network, we transmit electronic transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. The transactions that we facilitate include:

—	administrative transactions, such as claims submission and status inquiry, eligibility and patient coverage verification, referrals and authorizations, and electronic remittance advice; and

—	clinical transactions, such as lab test ordering and reporting of results.

Most of our electronic transactions are conducted by healthcare providers using computers, modems and ordinary phone lines to connect to our clearinghouse. Information is typically sent from the provider’s billing or practice management system to our clearinghouse, where it is validated for format and completeness and then sent to the payer’s computer. Some of these transactions are transmitted securely over the Internet. In either case, there are important advantages for healthcare participants in using electronic transactions as compared to mail, fax or telephone: electronic transactions significantly reduce processing time and costs, which increases efficiency and productivity for both payers and providers. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing value-added services to providers and payers in connection with our transmission of transactions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems under The Medical Manager brand. Our practice management solutions include:

—	administrative and financial applications that enable physicians and their administrative personnel to manage their practices more efficiently; and

—	clinical applications that assist physicians in delivering quality patient care.

The Medical Manager systems allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. In addition, The Medical Manager systems provide integrated access to our WebMD Envoy transaction services.

The ongoing development of ULTIATM, our wireless handheld solution, is one of the ways in which we continue to meet the changing demands of physicians. Physicians are able to use ULTIA in their offices, at the point-of-care, to access data within The Medical Manager system and perform a range of clinical and administrative tasks. ULTIA also provides a range of offsite functionality and can easily be used at hospitals and other remote locations. Up to ten days of hospital rounds and patient data can be downloaded to the handheld device. This information is then accessible to the physician when working at a remote location. The physician can enter new data and capture patient charges, all of which are then uploaded to The Medical Manager system when the physician returns to the office.

•	Portal Services or WebMD Health. WebMD Health offers a variety of online resources and services for consumers and healthcare professionals.

—	WebMD Health Consumer Portal. WebMD Health, our consumer portal, is located at www.my.webmd.com. WebMD Health helps people become better informed about healthcare choices and assists them in playing an active role in managing their own health. We provide online access to health and wellness news and information, support communities, special events, interactive tools and other services. Our communities and events allow consumers to participate in real-time discussions in our chat rooms and on our message boards, with experts and with people who share similar health conditions or concerns. Consumers are also welcome to access content at our Medscape professional portal. We recently began the integration of Medscape Health’s content and tools into WebMD Health.

—	Medscape Professional Portal. Medscape, our portal for physicians and allied healthcare professionals, is located at www.medscape.com. At Medscape, physicians and other healthcare professionals can access continuing medical education services, medical journals, textbooks and data bases, specialty-focused medical news and medical conference coverage, and opportunities to purchase other products and services. We recently began the integration of the WebMD professional portal’s content and tools into Medscape.

—	Portal Relationships. We also distribute our content and services to leading general consumer Internet portals and media distribution partners, including MSN, AOL and News Corporation. In addition, we provide content and services to payers’ and other healthcare partners’ Web sites for use by their affiliated physicians and consumers.

We believe that our user base of consumers and healthcare professionals represents an attractive audience to a variety of advertisers and sponsors who are interested in influencing healthcare decisions. We are working with our advertisers and sponsors to develop innovative online and offline programs that provide demonstrable results and complement their offline education, marketing and customer service programs.

      For a more complete description of our services and the solutions that we offer, see “Our Products and Services” beginning on page 6. For information regarding the revenues of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for 2001 by Operating Segment” on page 50 and note 7 to the consolidated financial statements in this Annual Report.

      We believe that the combination, in one company, of WebMD Envoy, WebMD Medical Manager and WebMD Health makes us well positioned to create significant improvements in the way that information is used by the healthcare system, enabling increased efficiency, better decision-making and, ultimately, higher quality patient care at a lower cost.

Restructuring and Integration

      After our mergers with Medical Manager, CareInsite and OnHealth in the third quarter of 2000, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from the acquisitions made by our company since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers. Our restructuring and integration efforts continued in 2001, and a new plan to include the impact of eliminating duplicate functions resulting from the acquisition of Medscape was initiated in the fourth quarter of 2001.

      In connection with our restructuring and integration efforts:

•	approximately 615 employees during 2001 and approximately 1,100 employees during 2000 were identified and notified of termination, principally as a result of eliminating duplicate functions resulting from acquisitions;

•	we have terminated leases, allowed leases to expire or entered into subleases with respect to approximately 100 leased facilities;

•	we have consolidated our sales forces into groups focused on specific products and customers;

•	we have reduced the number of switches that we use to provide transaction services from more than 25 to less than 10; and

•	we have phased out products and services that were duplicative or unprofitable and rationalized our product and service lines.

      Additionally, as part of our restructuring and integration efforts, we undertook a review of our strategic relationships in light of several criteria, including strategic relevance to us and to the other party, potential conflicts with other relationships as a result of the numerous acquisitions we had made, profitability and impact on future revenue streams. As a result of this process, we entered into negotiations to revise or terminate many of those relationships. In some cases, we were able to redefine the relationships in a manner that better serves the needs of each party. In other cases, these discussions have resulted in termination of the relationships. As a result of the revisions to and terminations of our relationships, we have eliminated obligations or commitments that no longer fit with our core businesses and strategies, substantially reduced our obligations to share our revenues with third parties and other future payment and funding obligations, removed restrictions on the areas in which we can conduct business, and made WebMD a better partner for the relationships that continue. For additional information regarding some of our significant relationships and transactions, see note 3 to the consolidated financial statements in this Annual Report.

      In connection with our restructuring and integration efforts, we have recorded restructuring and integration charges of:

•	$266.8 million, of which $185.5 million were non-cash charges, in the year ended December 31, 2001; and

•	$452.9 million, of which $380.0 million were non-cash charges, in the year ended December 31, 2000.

      We expect that our restructuring and integration efforts will be completed during 2002.

      For additional information regarding our restructuring and integration efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Integration Initiatives” on page 41 and note 5 to the consolidated financial statements in this Annual Report.

Our Products and Services

      There are many types of transactions, information exchanges and other communications that occur between the various participants in the healthcare industry, including physicians, patients, pharmacies, dentists, hospitals, billing services, commercial health insurance companies, pharmacy benefit management companies, managed care organizations, state and federal government agencies and others. We offer a comprehensive suite of transaction and information services and technology solutions to healthcare industry participants. These integrated and stand-alone products and services are designed to facilitate transactions, information exchange and communication among healthcare industry participants and to operate on various platforms, including the Internet, private intranets and other networks.

     Transaction Services or WebMD Envoy

      Our Systems. WebMD Envoy provides an electronic link between multiple third party healthcare payers and healthcare providers in the medical, pharmacy and dental markets. WebMD Envoy includes certain transaction operations of Envoy, Healtheon, Kinetra, MedE America, ActaMed, WebMD, Inc. and CareInsite. The customers for our transaction services consist of healthcare providers, such as physicians, pharmacies, dentists and hospitals, and healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmacy benefit management companies, commercial health insurance companies and managed care organizations. We provide those customers the administrative and clinical connectivity and transaction services described below through an integrated electronic transaction processing system, which includes proprietary software, host computer hardware, network management, switching services and interfaces. We refer to these services as electronic data interchange or EDI. Healthcare payers and providers pay fees to us for these services, generally on a per transaction basis or, in the case of some providers, as a flat rate per month. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. We may also charge one-time implementation fees to providers and payers.

      Connectivity. Providers access our transaction services both directly and through their affiliations with integrated delivery networks, clinics and physician practice and hospital information management companies. Providers initiate transactions using our proprietary applications, their practice management systems or other computer systems or networks. Providers submit transactions to our clearinghouse by modem connections using regular telephone lines, using dedicated high speed telecommunications services and over the Internet. At our clearinghouse, the transaction is edited for accuracy, validated for format and completeness, then translated in accordance with the payer’s specifications and sent to the payer’s claims adjudication and/or real-time database systems.

      Our clearinghouse maintains direct connections with many healthcare payers, including Medicare contractors and Medicaid agencies, Blue Cross and Blue Shield organizations, commercial health insurance companies, pharmacy benefit management companies and managed care organizations. These direct connections typically consist of dedicated networks between the payer and our clearinghouse. Most transactions are currently transmitted to the payers using our proprietary software, data format specifications and dedicated telephone lines, with some transmitted securely over the Internet. We have developed innovative programs that work with payers, providers and practice management system vendors to try to increase the percentage of healthcare transactions that are transmitted electronically and the value of such transactions to our customers. Other clearinghouses also use our services to transmit transactions to payers that they have received from providers. We make payments, based on volume, to some of these clearinghouses as an inducement to use WebMD Envoy to complete the transactions submitted through their systems.

      Medical, Dental and Pharmacy Administrative Services. Our administrative services provide the connectivity and transaction processing services needed for providers and payers in the healthcare industry to automate key business functions and communicate with each other. Our administrative services include claims submission and status inquiry, eligibility and patient benefit coverage verification, referrals and authorizations, claims data capture and editing, electronic remittance advice and patient billing services.

Our administrative services reduce paperwork and the need for communication by mail, telephone and fax, resulting in cost savings for payers and providers. These services also expedite the reimbursement process, which can result in a lower average number of outstanding accounts receivable days for providers. A further benefit to payers is that they are able to more easily detect fraud and screen for unusual utilization trends. In addition, the availability of online encounter and referral information provides more efficient medical cost management for managed care organizations and networked providers.

      Providers can use our services to verify patient enrollment and eligibility and to obtain authorization from payers, at the point of care, for services and referrals to other providers. Providers can submit real-time or batch claims to us for processing and reimbursement by payers and inquire as to the status of claims previously submitted. Most claims are submitted to us as batch claims, which are collected by providers throughout the day and submitted to us in bulk. We then sort, format and edit the claims to meet a particular payer’s requirements before transmission to the payer. Providers can receive an electronic remittance advice which provides payer payment information and an explanation of the settlement of a related claim. We also offer automated patient billing services to providers that include electronic data transmission and formatting, statement printing and mailing services.

      A typical pharmacy benefit transaction takes place in a real-time setting using a pharmacy management system or other claim submission product. The claim is submitted to WebMD Envoy in a standard format and includes all required information about the prescription. The claim is then routed to the appropriate adjudicating processor where the claim is processed within seconds. Response information includes patient coverage, formulary compliance (specific drug coverage), potential drug interactions, patient’s co-payment due and anticipated reimbursement amount due to the pharmacy from the payer. Final dollar amounts due to the pharmacy are typically paid by the payer 15-30 days after claim submission.

      Value-Added Services. We have initiated steps to enhance the quantity, quality and value to payers and providers of our administrative transactions.

•	We are working with our practice management system vendor partners to integrate real-time transactions into their provider software systems. Medical Manager is incorporating our full suite of real-time services into their software, making these transactions available to the provider in their normal office workflow. These real-time services reduce administrative cost for payers and providers.

•	We also offer payers the opportunity to work with us in targeted programs to educate physicians to send more electronic claims. When a payer agrees to participate in such a program, WebMD utilizes information supplied by the payer to target providers that may not be sending claims electronically.

•	Our “all-payer” suite of services includes the capture, validation and routing of claims transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid. Additionally, our all-payer services include the return of an electronic remittance transaction, which is the equivalent of a paper “explanation of benefits,” from all the payers back to the originating provider. The goal is to provide a single source EDI reimbursement cycle management solution for providers and practice management system vendors. A single EDI solution reduces administrative burdens on the provider office in sending claims transactions and receiving electronic remittance advice transactions and, more importantly, allows us to provide a single report back to the provider office regarding those transactions. That, in turn, allows the provider office to determine more easily whether it has been paid on a particular claim and how much. Provider offices without such a solution typically receive five or more different reports that they then have to reconcile in order to manage their accounts receivable. We are expanding our connectivity to support a broader set of transaction services to non-commercial payers in key markets as well as improving the functional capability of our claims and accounts receivable management solutions in order to improve the quality and value of our services to both payers and providers. We have initiated a phased roll-out plan of our “all-payer” services in 15 target states, both directly to healthcare providers and through our practice management system partners. We plan a broader rollout later in 2002.

      Lab Ordering and Reporting Services. We provide clinical lab ordering and reporting services through dedicated terminals and teleprinters and through WebMD Clinician, our Internet-based product. These products support the ordering of clinical tests and the reporting of test results between healthcare providers and labs. WebMD Clinician reduces costs and improves the quality of patient care by improving order entry accuracy and expediting the delivery of lab results, while enhancing the ability to share those results with multiple physicians.

      Relationships with Practice Management System Vendors. We work with numerous practice management system vendors and other physician service providers to provide integrated transaction processing between their systems and our clearinghouse. Most practice management systems support, and can be integrated with, WebMD Envoy transaction services. Practice management system vendors are in a position to market EDI transactions to healthcare providers that use their systems, but require a clearinghouse through which they can connect to payers in order to complete the processing of the transactions. Many practice management system vendors, including WebMD Medical Manager, market a private label brand of our transaction services that they have integrated with their systems. We pay a sales commission, based on volume, to some of these vendors as an inducement to use WebMD Envoy as the clearinghouse for the transactions made through their systems. We have long-standing relationships with many vendors of physician practice management systems, including Misys Healthcare Systems, IDX Systems Corporation and Vitalworks Inc. on a national level, as well as over 500 regional and local vendors. We work together with these vendors to increase the percentage of healthcare transactions that are handled electronically.

      HIPAA. We believe that we are an industry leader in regulatory compliance practices and that we are well-positioned to assist payers, providers and other healthcare participants with the implementation of their own regulatory compliance practices, including their need to meet the requirements of regulations issued under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA. We will market HIPAA-ready provider transaction methods, as well as offer our payer customers and other healthcare participants support in their own compliance efforts. In addition, healthcare payers and providers who are unable to exchange data in the required standard formats can achieve HIPAA transaction standards compliance by contracting with a clearinghouse, like WebMD Envoy, to translate between standard and non-standard formats. We are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and services. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions. For additional information regarding HIPAA, see “Business — Government Regulation” beginning on page 20.

      WebMD Office. Through our WebMD Office Internet-based service, accessible through WebMD.com, physician office staff, hospital emergency room, admitting and business office staff, as well as lab and billing services can access our Internet-based transaction services. WebMD Office automates key business office functions and processes multiple transactions with healthcare payers. The service can be accessed through either a standard dial-up or high speed DSL or cable modem. WebMD Office can be used as a stand-alone system or as a complement to a practice management system through an import and data management function that allows transactions to be generated from the practice management system and submitted through WebMD Office.

      Long-Term Goals. Our long-term goals include achieving bi-directional, real-time information flows between healthcare providers and payers that are fully integrated into the workflow of the provider. We intend to try to generate additional revenue by communicating clinical messages at the point-of-care in accordance with patient-and plan-specific guidelines, including messaging regarding formulary compliance and disease management programs. However, our ability to achieve these goals is limited by, among other things, the current state of the communications infrastructure in most physician offices. In the future, as persistent broadband connections become more widespread, we believe that our ability to deliver coordinated and integrated healthcare information technology products and services will provide us with a strong foundation for succeeding in these goals.

Physician Services or WebMD Medical Manager

      Overview. We provide comprehensive physician practice management information systems to physician organizations and other providers of healthcare services in the United States. We develop, market and support The Medical Manager® practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The system has been implemented in a wide variety of practice settings from small physician groups to large clinics. These proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a dynamic healthcare environment.

      The Medical Manager software is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager software is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager system is designed to operate on a wide range of hardware platforms used by small, medium and large sized practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while minimizing the need for capital investments. We also offer The Medical Manager system in customized formats to meet the functionality needs of radiologists, public health and community health markets and family planning clinics.

      We are preparing for the release of Version 10 of The Medical Manager software, which includes new features that, among other things, provide enhanced reporting and billing capabilities. We anticipate that we will be commercially releasing Version 10 at the end of the second quarter of 2002.

      We also seek to develop additional products and services to continue to meet the changing demands of providers, including:

•	ULTIA, our wireless handheld solution, is approaching full release throughout the United States. Providers are able to use ULTIA at the point-of-care to access data within The Medical Manager system and enter new information, as described more fully below on page 12.

•	Intergy, our new practice management system product, is described below on page 12. Intergy has been designed to provide a user-friendly interface with data storage capacity that will accommodate the largest of our installations.

      Healthcare providers pay us one-time fees for the purchase of The Medical Manager practice management systems or of additional system modules and also pay us recurring fees for maintenance and support of their practice management systems, including the hardware and software. We license ULTIA to physician practices on a per provider per month subscription basis.

      The Medical Manager. The Medical Manager system provides physician practices with a broad range of patient care and practice management features, including:

Core Application. The Medical Manager Core Application includes base financial, clinical and practice management functions.

Product	Description

The Medical Manager software	• Provides accounts receivable, insurance billing, basic appointment scheduling and recalls, clinical history, financial history, referral of physician information, encounter form tracking, e-mail, office notes, advanced notice generator, hospital rounds and over 150 standard reports
MMClient®	• A Graphical User Interface/ Windows®-based Ultra-Thin Client user interface to The Medical Manager software connecting to either a Windows 2000/ NT® or a UNIX server

Office Management. The Medical Manager Office Management application automates the essential administrative tasks of a physician practice.

Product	Description

Automated Collections	• Maintains notes, promise to pay dates, budget payments, next action to be taken indicators and prints collection letters
• Automates “tickler” system to alert the user when an account needs attention
Chart and X-Ray Locator	• Tracks the location of a patient’s medical and X-ray charts
Advanced Billing	• Handles sophisticated billing needs
Custom Report Writer	• Provides access to all data elements of The Medical Manager software
• Allows for the creation of user-defined custom reports
Multiple Resource Scheduling	• Includes multi-resource display, search and posting of scheduled appointments; coordinates the utilization of exam rooms and equipment and schedules of teams of physicians, nurses, therapists and others whose services are needed within a specific time sequence
Patient Flow Tracking	• Allows patient encounters to be tracked from the time the patient makes the appointment, through encounters in the waiting room, examination rooms, labs and other areas
Case Management System	• Tracks all clinical events related to a specific case
Laser Form Generator	• Encounter forms, prescriptions, insurance forms, patient bills and statements, referrals, letterheads and other forms can be printed

Managed Care Applications. The Medical Manager Managed Care Applications allow physicians to contain costs and deliver a higher quality of care in capitated environments.

Product	Description

Managed Care	• In addition to the managed care features offered in the base system, supports the full functions required to track incoming as well as outgoing referrals to facilities and specialists
Claims Adjudication	• Fully integrated with the Managed Care module, provides full risk management capabilities, including the processing of received claims, comparing the claim against authorized services to determine amounts due, generating checks for payments and producing an Explanation of Benefits

Imaging Applications. The Medical Manager Document and Image Management suite of products provides practices with the ability to move toward a paperless office.

Product	Description

Document and Image Management System with Digital Office Manager®	• Allows a practice to scan, store, catalog and retrieve documents and images in an electronic form while maintaining their original format. The scanned documentation becomes part of the patient’s medical record and can be accessed from multiple workstations simultaneously.
DIM DX TM	• The diagnostic version of the Document and Image Management System, allows a practice to organize and store X-rays and other diagnostic images, as well as forms and documents, as images and to instantly retrieve these images to the screen as part of the patient’s medical record

Clinical Applications. The Medical Manager Clinical Applications provide fully-integrated components of a patient’s medical record that contain the functionality and knowledge bases required in today’s practices.

Product	Description

Quality Care Guidelines	• Automates the process of tracking both the curative and preventive services the practice has specified that it wishes to perform
OmniChart®	• Enables the practice to create and maintain a patient’s medical record using the laboratory interface module, prescription writer, view patient chart, clinical task manager and the transcription management system, and the phone messaging system
OmniDoc™	• Automates the documentation of a patient encounter at the point of care by allowing a provider to easily generate progress notes using a medical knowledge base, eliminating the need for dictation and transcription

      We believe that the HIPAA privacy standards rule will drive increased adoption of electronic imaging applications and clinical applications because such solutions can make it easier for providers to fulfill their obligations under the rule, including with respect to managing and documenting usage restrictions, as well as with respect to providing patients with access to and the ability to amend their records. We believe that, as a result of the need to be HIPAA-compliant, existing users of The Medical Manager software will become more likely to add our integrated imaging and clinical solutions to their current configuration of The Medical Manager practice management system. For additional information regarding HIPAA, see “Business — Governmental Regulation — Health Insurance Portability and Accountability Act of 1996” on page 20.

      ULTIA Handheld Solution. ULTIA, our wireless point-of-care solution, is approaching full release throughout the United States. This product combines the power of The Medical Manager software’s proven clinical and administrative systems with the convenience of mobile handheld connectivity using a palm size handheld device, such as a Compaq® iPaq®. From anywhere in the office, healthcare providers can use this wireless local area network, or LAN, device to access information stored within, or to enter data into, The Medical Manager system, giving them instant access at the point-of-care to:

•	appointment schedules, hospital rounds information and clinical tasks needing the provider’s attention;

•	a user-friendly electronic prescription writer, with integrated drug utilization review, or DUR, and formulary checking, which electronically submits prescriptions to the patient’s chosen pharmacy and, at the same time, adds prescription information directly to the patient’s electronic medical record in The Medical Manager software;

•	electronic lab ordering and reporting of results that can be viewed using ULTIA, available through The Medical Manager system in the provider’s office;

•	their patients’ electronic medical records, including demographic data, progress notes, medications, lab results, procedure histories and other information and transcribed patient documentation;

•	a fully customized, online encounter form for capturing patient charges, which displays procedure and diagnosis codes in customized checklists and automatically posts charge information to The Medical Manager system; and

•	the customized professional portal content of The Medical Manager Integrated WebMD Portal, as described below.

      In addition, ULTIA provides a range of offsite functionality and can easily be used at hospitals and other remote locations. Using the wireless LAN connection, up to ten days of hospital rounds and patient data can be downloaded to the handheld device. This information is then accessible to the provider when he or she is working at a remote location. The provider can enter new data and capture patient charges, all of which is then uploaded to The Medical Manager system when the provider returns to the office.

      Physicians can also use ULTIA to digitally record dictation and then send the voice file electronically for transcription, reducing the number of devices the physician has to carry and reducing turn-around time.

      Intergy™. Intergy is WebMD Medical Manager’s newest product offering for the physician practice/clinical management market. Designed from the ground up, Intergy combines a graphical user interface, or GUI, and a relational database environment with integrated clinical and financial subsystems. Intergy has been designed to provide a user-friendly interface with data storage capacity that will accommodate the largest of our installations. This product will incorporate the functionality of The Medical Manager software, including imaging, OmniChart, OmniDoc and the ULTIA handheld solution.

      The Intergy product is currently in controlled release for smaller practices and will begin limited rollout for larger practices in the second half of 2002. We believe that, when Intergy moves into full release, it will comprise the majority of our new sales of practice management systems. However, we intend to continue to develop and support The Medical Manager system following the release of Intergy.

      Medical Manager Integrated WebMD Portal. The Medical Manager Integrated WebMD Portal allows physicians whose offices use The Medical Manager practice management system to remotely access, via the Internet through our professional portal, information contained in their office’s practice management system, including daily schedules and patient records and customized professional portal content. This remote access feature enables physicians to view, in a secure manner, information residing on their office-based computer system from any personal computer or other device with a connection to the Internet. Other important features include the ability to send and receive secure email messages, the ability to connect with patients via a customized practice Web site, online CME management, and comprehensive healthcare related content designed for healthcare providers. We plan to build on our successful deployment of the Integrated WebMD Portal by adding functionality and improving usability. Planned enhancements to the system include additional capabilities to perform interactive functions such as writing prescriptions and signing off on lab results and transcription.

      Electronic Connectivity. The Medical Manager software supports, and can be integrated with, our WebMD Envoy transaction services, as well as similar services from other connectivity providers, through Medical Manager Network Services. We market transaction services to customers of The Medical Manager software under the Medical Manager Network Services brand, including electronic claims, claims status, automated eligibility verification, electronic referral authorization/status, patient statements, remittances, patient payment processing, automated eligibility verification and related services. Healthcare providers pay us fees for these transactions services, generally on a monthly subscription basis or a per transaction basis.

      Using The Medical Manager system with Medical Manager Network Services, providers have access to EDI functionality that is integrated into their practice workflow. Integrated EDI allows providers and their staff to send and receive EDI transactions from within The Medical Manager software. Using The Medical Manager system, providers can generate reports regarding electronically submitted claims that have been accepted or rejected.

      We believe that the HIPAA transaction standards rule will result in increased use of electronic submissions of claims and additional types of transactions and will provide us the opportunity to increase usage of Medical Manager Network Services. We intend that Medical Manager Network Service EDI transactions will be HIPAA-ready ahead of applicable deadlines. For additional information regarding HIPAA, see “Business — Governmental Regulation — Health Insurance Portability and Accountability Act of 1996” on page 20.

      Other Practice Management Systems. Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems with smaller user bases. We currently maintain these other systems and may provide periodic updates to the users of these systems.

Portal Services or WebMD Health

      We offer a variety of online resources and services for consumers and healthcare professionals. WebMD Health includes the combined portal services businesses of Healtheon, WebMD, Medscape, Medcast and OnHealth.

•	WebMD Health, our consumer portal, is located at www.my.webmd.com. WebMD Health helps people become better informed about healthcare choices and assists them in playing an active role in managing their own health.

•	Medscape, our portal for physicians and allied health professionals, is located at www.medscape.com. At Medscape, physicians and other healthcare professionals can access continuing medical education services, medical journals, textbooks and databases, specialty-focused medical news and medical conference coverage, and opportunities to purchase other products and services.

      Our editorial, design and production team includes board-certified physicians, Masters and Ph.D. level medical editors, award-winning journalists, medical illustrators and community moderators. We have assembled scientific advisory boards consisting of experts from different specialties, who advise us on our content.

      We believe that the user base of our portals represents an attractive audience to a variety of advertisers and sponsors who are interested in influencing healthcare decisions. We are working with our advertisers and sponsors to develop innovative online programs that provide demonstrable results and complement their offline education, marketing and customer service programs. These online programs are designed to deliver on the promise of the Internet as an interactive medium, as opposed to merely trying to create awareness of a particular product or brand.

      WebMD Health Consumer Portal. Consumer interest in convenient and reliable sources of general information on health and wellness topics continues to grow. In addition, consumers increasingly seek to educate themselves about available treatment options for specific health conditions or injuries. We believe that these trends are likely to continue, as consumers are asked to bear an increasingly large portion of their healthcare expenditures as a result of changes in the design of the medical plans and prescription drug plans being offered by payers. Traditional media have sought to meet this demand by introducing magazines focused on health and wellness and by increasing news coverage of healthcare-related issues. The Internet allows us to offer consumers the resources they are looking for, with immediate access to searchable information and dynamic interactive content.

      WebMD Health provides access to health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services. Consumers are also welcome to access content at our Medscape professional portal. We recently began the integration of Medscape Health’s content and tools into WebMD Health. The content and service offerings on WebMD Health include:

•	Original and Licensed Content. We offer proprietary, medically reviewed health and wellness news articles written daily by our staff of journalists. We also offer searchable access to a library of health and wellness articles, reference information and interactive presentations, some of which we own and some of which we have licensed from others. Our articles and other content cover various health-related topics, including: specific diseases and chronic health conditions, medical tests, pregnancy and parenting, diet and nutrition, fitness and sports medicine, and sexuality and relationships.

•	Sponsored Content. We also provide consumers with access to content sponsored by other companies, including pharmaceutical manufacturers, medical device companies, health plans and healthcare consumer products and services companies. This content is identified as sponsored so our users will not confuse it with our other content.

—	Sponsors choose our portals as a means of distributing educational materials and promotional programs because our user base represents a large audience of health-involved consumers.

—	We also attract sponsors by demonstrating that the types of interactions available through the Internet provide a useful complement to their existing offline promotional, educational and customer service efforts.

•	Membership. Consumers can choose to become members of WebMD Health, which allows them to create a personalized home page, tailored to their interests. Members can also select from more than 20 different e-mail newsletters on health-related topics or specific conditions and have access to our communities and events, as described below.

•	Communities. Our communities allow our members to participate in real-time discussions in our chat rooms and on our message boards. Members share experiences and exchange information with other members who share their health condition or concern.

•	Events. Our events include one-time programs and series in which experts make presentations and answer questions on specific health-related topics. Members can also use our “Ask the Experts”

service to post their health questions for experts. Our events also include WebMD University programs, which are four week courses, live moderated by experts, on specific subjects. WebMD University programs have included: 4 Weeks to an Easier Pregnancy, 4 Weeks to a Healthier Heart and 4 Weeks to Breathe Free.

•	Interactive Personal Health Management Tools and Other Features. We provide access to interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including an immunization planner, health risk appraisal, diet and fitness journal, body mass index, calorie counter and target heart rate calculator. WebMD Health also has features that allow consumers to search for a physician or clinic in their area or for a clinical trial program. We also offer MyHealthRecord, which allows members to establish and maintain a private record of their family’s health in a single, secure place and to print out health reports and medical emergency information cards for their family.

      Medscape Professional Portal. Medscape is designed to meet the needs of medical professionals in a personalized and easy-to-use manner. We organize our professional information by medical specialty area, such as oncology and cardiology, to make it easier for our members to access the information most relevant to them. Our extensive and up-to-date medical content and easy-to-use search capabilities assist medical professionals in keeping abreast of medical advances and obtaining fast, accurate answers to medical questions online. In addition, physicians and their office staffs can access tools for creating customized practice Web sites and opportunities to purchase other products and services. There are no membership fees and no general usage charges for the site; however, we do charge usage or subscription fees for some premium content and services.

      Our Medscape content and service offerings are generally offered by specialty and include:

•	Medical News. We provide original, daily medical news stories written by our staff of journalists and reviewed by our staff of physicians. We also provide daily synopses of medical stories in mass media, including items from major newspapers and national television networks, together with links back to the original source and to further information on Medscape or WebMD Health.

•	Medical Library. We supplement our extensive original content with one of the Web’s largest collections of peer-reviewed, full-text medical articles. We also provide monthly summaries of articles published in major peer-reviewed journals — a time-saving resource for physicians. Our medical reference applications include:

—	a custom drug information database

—	a medical dictionary

—	an easy-to-use interface to MEDLINE, a database of abstracts of medical journals

—	proprietary medical illustrations that can be used by physicians as an important visual aid in communicating information to patients.

•	Continuing Medical Education. Over 30 states and many medical societies require physicians and selected other medical professionals to certify annually that they have accumulated a minimum number of CME hours to maintain licensure or membership. We offer a selection of free, regularly updated CME activities for physicians, registered nurses, pharmacists and other healthcare professionals, including original programs and online multimedia adaptations of live events. We also provide services that track CME credits accumulated through our site for our users.

—	The majority of our CME activities have been planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversee providers of CME credit, and have been produced in collaboration with ACCME-accredited CME providers.

—	Medscape awarded over 200,000 CME credit hours last year (an increase of approximately 100% over the prior year) to physicians and other health professionals registered on Medscape. We believe that we are one of the leading providers of online continuing medical education programs for healthcare professionals.

•	Medical Conference Coverage. We provide summaries of key data and presentations from major medical meetings. This benefits our members who were unable to attend, as well as the sponsors of the conferences by increasing the size of the audience.

•	Newsletters. Members receive MedPulse®, our weekly e-mail newsletter, which is published in over 25 specialty-specific editions.

•	Tools for Creating Customized Web Sites. We offer our members registered as physicians the opportunity to create home pages for their medical practices that can be accessed by their patients and the general public. In addition to details about their practice, including office address, phone number, medical specialty, types of insurance accepted, hospital affiliations and languages spoken, our physician Web sites permit a physician to offer links to health information from Medscape and WebMD Health.

•	Ask-the-Expert. Our Ask-the-Expert feature provides physician members with access to leading experts to advise them on best practices in patient care. Cases and questions are discussed by a panel of experts and the responses are available to the entire community of physician members. The accumulated questions and answers form a unique searchable repository of clinical advice and information. This feature reflects our broader strategy of creating a community of physicians that can share information with each other and with experts in order to improve the dissemination of medical information and the quality of patient care.

•	Remote Access Capabilities. We provide remote access capabilities that allow physicians whose offices use The Medical Manager practice management system to remotely access, via the Internet, information contained in their office’s practice management system through our professional portal. See “Business — Physician Services or WebMD Medical Manager — Medical Manager Integrated WebMD Portal” on page 13. We intend to offer this capability for other practice management systems in the future.

•	Non-Medical Content. We provide an array of non-medical content on subjects of interest to medical professionals, including personal finance features and practice management features. Members can also learn about the developments in managed care in a special Managed Care topic area.

      To utilize all of Medscape’s features, users must register as members. This enables us to deliver targeted medical content based on our members’ registration profiles. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. For example, a member registered as a cardiologist is automatically directed to Medscape Cardiology, rather than a more generic home page. Every member, however, regardless of medical specialty or professional status, has access to the full suite of original and licensed content through a uniform, easy-to-use interface.

      Medical Reference Services. These services include the medical textbooks WebMD Scientific American Medicine and ACS Surgery: Principles and Practice. Our editors and authors for these texts are internationally recognized experts and both texts are considered standards in their fields, with WebMD Scientific American Medicine celebrating its 25th anniversary this year. WebMD Scientific American Medicine was the first continuously updated medical reference, the first CD-ROM textbook and the first online textbook. ACS Surgery is the only reference work sponsored by the American College of Surgeons and the only comprehensive online surgical reference.

      International. WebMD Health operates principally in the United States. However, we also provide content to a small network of partners in Europe, Asia and the Americas. The content is marketed on a co-branded basis using our Medscape brand and the local partner’s brand. Our international operations are structured so that our partners are responsible for translation, marketing and sales to local advertisers and sponsors, while we contribute content. In return, we receive a share of the revenues generated by these operations. This structure allows us to increase the scope of our distribution, while limiting the cost of doing so. We believe that an international network of these partnerships, when more fully developed, will provide us with a strategic advantage in marketing programs to advertisers and sponsors who distribute their products internationally, including pharmaceutical companies and medical device manufacturers.

      We intend to continue to try to expand our international operations and to continue to use licensing and partnership transactions in order to try to limit the incremental costs to us of such expansion. While the focus of our international operations has been on providing content for physicians and allied healthcare professionals, we expect our consumer licensing outside of the United States to grow in importance.

      Revenue Opportunities. Our portals generate revenues from multiple sources, including:

•	Advertising. We sell advertising on our portals and on the online and offline properties of our strategic partners. Advertisers on our portals can target very specific demographic groups, condition-specific groups or specialty-specific groups, measure the effectiveness of advertising campaigns and quickly revise them in response to the prompt feedback allowed by the Internet.

•	Sponsorships. Companies can sponsor specific pages or sections of our portals and specific events, programs and newsletters, all of which are clearly labeled as sourced from or sponsored by the specific sponsor. General sponsorships are sold for a longer term than online advertising placements and may be sold based on duration, portion of our Web sites sponsored, number of impressions delivered and other factors.

•	Value-Based Programs. We also sell value-based programs to sponsors and advertisers, including market research, integrated sampling and coupons, personalized newsletters, health management tools and continuing medical education. In these programs, our compensation may be based on numbers of specified actions taken by users, including program enrollments, e-mail subscriptions, completion of surveys, printing of lists of questions to ask a doctor and responses to trial incentive programs.

•	Content Syndication and Distribution. We distribute our content and services to leading general consumer Internet portals and media distribution partners, including MSN, AOL and News Corporation. We also provide our content and services to health plans’ and other healthcare partners’ Web sites for use by their affiliated physicians and consumers.

      We believe that our advertising, sponsorship and syndication relationships with participants in the healthcare industry also foster our ability to develop broader relationships that can assist us in our efforts to develop, deploy and increase utilization levels of our other products and services.

Sales and Marketing

      WebMD Envoy. WebMD Envoy’s primary sales and marketing strategy focuses on promoting its transaction services to organizations that have relationships with or access to a large number of providers, such as practice management systems vendors, hospital information systems vendors, practice management companies and other clearinghouses. In certain cases, we agree to pay a sales commission based on transaction volume to these organizations as an inducement to use WebMD Envoy as the clearinghouse for the transactions made through their systems or by providers with which they have relationships.

      We also market our transaction services directly to healthcare payers, as well as to small and large physician practices, dentists, hospitals and other healthcare providers. In addition, WebMD Envoy works closely with national and regional practice management system vendors to develop and co-market integrated solutions to providers.

      In the pharmacy transactions area, WebMD Envoy has established relationships with large retail pharmacy chains and pharmacy software vendors.

      WebMD Envoy’s sales and marketing efforts are conducted by approximately 335 sales, marketing and account management personnel located throughout the United States.

      WebMD Medical Manager. WebMD Medical Manager markets and distributes physician practice management systems, as well as ancillary products and services, nationally through a direct sales organization consisting of over 300 sales and marketing personnel, who are also supported by over 825 field technicians and training and support personnel, and through our network of independent dealers and resellers. This distribution effort is responsible for sales to new clients, ranging in size from sole practitioners to enterprise-wide clients, and follow-up sales of upgrades, enhancements and additional products and services to existing clients. Medical Manager Network Services is marketed through our existing distribution channels, supplemented by a dedicated team of Network Services specialists located throughout the United States.

      Since February 1997, we have acquired a significant number of our independent dealers and resellers and we expect to continue to make these acquisitions in the future. We believe that the acquisition of independent dealers and resellers enables us to establish direct relationships with end users of our software products, thereby enhancing our ability to sell additional products and services to these end users.

      WebMD Health. WebMD Health has a direct sales organization of over 50 sales and marketing personnel, many of whom have significant experience in selling advertising and sponsorships to pharmaceutical companies, health plans and other healthcare and consumer companies and their advertising agencies. Our sales and marketing personnel represent the combined portal assets of WebMD Health to sponsors as the WebMD Medscape Health Network.

      We seek to attract traffic and new members to WebMD Health through a variety of methods, including online and offline media campaigns. Online we work with a broad range of third party sites to attract and register qualified members. Offline we use television and other media available through our relationship with News Corporation to drive traffic to the site. The primary focus of our media campaigns has been member registration. As a result, member registration grew substantially in 2001.

      We seek to attract traffic and new members to Medscape through a variety of methods, including advertising on other Internet sites and in medical journals, pharmaceutical and other healthcare publications and other targeted publications. We also promote Medscape at industry conferences, trade shows and medical meetings and by using direct mail.

Development and Engineering

      We have developed internally and acquired through acquisitions our products and services. As of December 31, 2001, we employed approximately 500 people in development and engineering. Our development and engineering expense totaled $39.6 million in 2001, $58.8 million in 2000 and $29.7 million in 1999.

      The markets for some of our products and services are characterized by rapid change and technological advances. Our future success will depend, in part, upon our ability to enhance our existing products and services, to respond effectively to technological changes, and to introduce new and newly integrated applications and technologies that address the changing needs of our customers. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced development personnel. However, we cannot provide assurance that we will be able to successfully complete the development of new products or services, enhancements to existing products or services or the migration of products and services to new platforms. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products, services or technologies noncompetitive or obsolete.

Competition

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors and support providers, including physician practice management system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers;

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally;

•	consortiums of health insurance companies and of pharmacy benefit management companies that have announced that they are developing electronic transaction services for use by their members and other potential customers;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	general purpose consumer online services and portals and other high-traffic Web sites that provide access to healthcare-related content and services;

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

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

      In addition, there can be no assurance that healthcare payers and providers will continue to use WebMD and other independent companies to transmit healthcare transactions. Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers such as WebMD Envoy. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all.

      WebMD Health faces competition both in attracting members and visitor traffic and in generating revenue from advertisers, sponsors and others. We compete with numerous companies and organizations for the attention of healthcare professionals and consumers including traditional offline media such as network and cable television, print journals, conferences, continuing medical education programs and symposia. We also face significant competition from online information resources. There are thousands of healthcare-related Web sites on the Internet. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations. In addition, to the extent that we are successful in increasing revenue from our portals, competition for our portals audience and the potential sources of revenue are likely to increase.

      Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

Government Regulation

      The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.

      Existing laws and regulations also could create liability, cause us to incur additional cost and restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce and other products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

Health Insurance Portability and Accountability Act of 1996

      General. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. As more fully described below, portions of these rules apply to our operations and create both risks to and opportunities for our businesses.

      Five of these rules were published in proposed form in 1998, with two of the five published in final form. The two rules published in final form are Standards for Electronic Transactions, published August 17, 2000, and Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. These rules took effect on October 16, 2000 and April 14, 2001, respectively, with compliance by healthcare providers, healthcare clearinghouses and large health plans originally required two years following the respective effective dates. Small health plans are given an additional year to comply. On December 27, 2001, President Bush signed into law H.R. 3323, the Administrative Simplification Compliance Act (now known as Public Law 107-105). This law provides for a one-year extension, to October 16, 2003, of the date for complying with the HIPAA standard transactions and code set requirements for any covered entity that submits to the Secretary of Health and Human Services a plan of how the entity will come into compliance with the requirements by the new deadline.

      HIPAA Transaction Standards. The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. This rule establishes format and data content standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The intent of the rule was to promulgate new standards, under which any party transmitting or receiving any of these eight healthcare transactions electronically would send and receive data in a single format, rather than the large number of different data formats currently used. The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants. The transaction standards also are applicable to our customers and to our relationships with those customers.

      We believe that the intent of the HIPAA transaction standards rule represents sound business practice and that the rule could lead to improvements in the efficiency of healthcare administration. At WebMD, we have the continuing goal of increasing uniformity, efficiency and speed of electronic medical information interchange. HIPAA begins a new era of cooperation among all generators and users of electronic medical information. We expect that HIPAA will act as a catalyst to expand usage, by payers and providers, of a broader group of medical EDI transactions.

      In addition, we believe that we are well-positioned to assist payers, providers and other healthcare participants in their efforts to comply with the HIPAA transaction standards and in their management of the period during which they and others are migrating to compliance. See “Business — Transaction Services or WebMD Envoy — HIPAA” on page 8. However, the effect of the HIPAA transaction standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the HIPAA transaction standards rule and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the transaction standards rule will be made in the future or how those changes could affect our business.

      HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities is April 14, 2003. On March 21, 2002, the United States Department of Health and Human Services issued a notice of proposed rulemaking which makes several critical modifications to the regulation. After a 30-day comment period that is to begin on March 27, 2002, Secretary Thompson plans to finalize the regulation, including possible further modifications before the compliance date of April 14, 2003. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our products and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the HIPAA privacy standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the privacy standards rule and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the privacy standards rule will be made in the future or how those changes could affect our business.

Other Restrictions Regarding Confidentiality and Privacy of Patient Information

      Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in most cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. Definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differ and sometimes are not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

      In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extra-territorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

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

      We currently provide billing services to healthcare providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of products or services, or result in delays or cancellations of orders or in the revocation of endorsement of our products and services by healthcare participants.

Regulation of Medical Devices

      The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans.

      Our DIMDX System is considered by the FDA to be a medical image management device regulated under the FDA Act. Prior to marketing it, we were required to obtain “510(k) clearance” from the FDA by submitting a “premarket notification” demonstrating that the DIMDX System is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device. The FDA granted 510(k) clearance to the DIMDX System on August 25, 2000.

      The DIMDX System is subject to numerous postmarket regulatory requirements. These include: the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of civil and criminal enforcement actions and sanctions.

      Under the FDA’s regulations, any modification of the DIMDX System that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or approval of a premarket application, or PMA, which requires proof of the safety and effectiveness of a device to the FDA’s satisfaction. The 510(k) clearance process typically takes three to twelve months, although it can last longer. The PMA approval process is even more time consuming, costly, and uncertain. It typically takes one to two years or longer.

      We have made modifications to the DIMDX System since clearance that we believe do not require new 510(k) clearance. The FDA requires each manufacturer to make the determination in the first instance as to whether the modification requires a new 510(k) clearance or PMA approval, but the FDA can review such decisions. If the FDA disagrees with our decisions, it may retroactively require new 510(k) clearance or PMA approval. The FDA also can require us to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

      Although the FDA regulates many computer products and software as medical devices, the FDA has a long-standing draft software policy exempting such products from active regulation if they are decision support systems intended to involve competent human intervention before any impact on human health occurs (in other words, where clinical judgment and experience can be used to check, interpret and potentially challenge a system’s output). Except for the cleared DIMDX System, we believe that, under the draft software policy, The Medical Manager practice management system is exempt from active regulation and does not, among other things, require a 510(k) clearance or PMA approval.

      We have created an interface between The Medical Manager practice management system and the image device and are marketing the interface and the image device as the DIMDX System. We believe that the addition of our practice management system to the image device does not require a new 510(k) clearance or PMA approval.

      The ULTIA product will access The Medical Manager practice management system and make it available in a wireless handheld format, including allowing access to the medical images stored in the DIMDX System. We believe that the ULTIA product’s display of the practice management system will not be subject to active FDA regulation. Because any displayed medical images would not be intended for diagnostic use, we believe that ULTIA’s ability to access such medical images would not subject it to a 510(k) clearance requirement. We cannot assure you, however, that the FDA would agree with either of these conclusions. If the FDA does not agree, we may be required to obtain 510(k) clearance or PMA approval for ULTIA.

      The FDA’s draft software policy has been under review for several years, and there is a risk that The Medical Manager software or other of our software or hardware components could in the future become subject to some or all of the medical device regulation requirements. In addition, the FDA may take the position that other products and services we offer, such as ULTIA, are subject to FDA regulation or we may expand our services in the future to areas that subject us to FDA regulation.

      Except with respect to WebMD Medical Manager and Porex, we have no experience in complying with FDA medical device regulations. We believe that additional FDA regulations, if applicable to us, may be time consuming, burdensome and expensive to comply with and could delay our introduction of new products or services.

     FDA and FTC Regulation of Advertising

      The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising, as well as general product or service advertising. Generally, based on FDA requirements, regulated companies must limit their advertising and promotional materials to discussions of FDA-approved claims. In limited circumstances, regulated companies may disseminate non-promotional scientific information regarding products or claims not yet approved by the FDA. Any information that promotes the use of pharmaceutical products or medical devices that is put on our Web site is subject to the full array of the FDA and FTC requirements and enforcement actions and any information regarding other products and services is subject to FTC requirements. Areas of our Web site that we believe would be the primary focus of the FDA and FTC include banner advertisements, sponsorship links, and any educational programs that discuss use of an FDA-regulated product or that lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Television broadcast advertisements by WebMD may also be subject to FTC regulation and FDA regulation depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the company that advertises on our Web site to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information.

      Any increase in FDA regulation of the Internet or other media for direct-to-consumer advertisements of prescription drugs could make it more difficult for WebMD Health to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on direct-to-consumer advertising of prescription drugs. Companies can now advertise prescription drugs for serious conditions to consumers in any medium. However, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on any advertising of prescription drugs to consumers. These critics point to both public health concerns and to the laws of many other countries that make direct-to-consumer advertising of prescription drugs a criminal offense. In response to these critics, the FDA or the FTC may alter its present policies on the direct-to-consumer advertising of prescription drugs or medical devices in a way that would materially reduce our advertising and sponsorship revenues.

     Medical Professional Regulation

      The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We provide Web site capabilities for our physician customers. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

     Children’s Online Privacy Protection Act

      The Children’s Online Privacy Protection Act, or COPPA, extends to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under 13. WebMD’s sites are not directed at children and its general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability to us, result in adverse publicity and negatively affect our business.

Intellectual Property

      We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect our intellectual property.

      We use several trademarks in the United States and internationally, including WebMD®, Web-MD®, WebMD Health®, The Medical Manager®, Envoy®, and Medscape®. Each of those marks has been registered in the United States, and we have an additional United States application for “WebMD Health” pending. We have registered “WebMD” in numerous international jurisdictions; however, some of our international applications for “WebMD” are still pending. We use numerous other registered and unregistered trademarks and service marks for our various products and services in the United States and internationally. In jurisdictions where trademark rights are acquired by the first to register the mark with the relevant governmental authority or where common law rights are acquired by being the first entity to adopt, use and continue to use a particular mark in connection with particular goods or services, we may be unable to obtain superior trademark rights. In addition to our trademark registrations and applications, we have registered the domain names “webmd.com”, “my.webmd.com” and “medscape.com” and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks and domain names adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brand.

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

      The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unavailable or limited in many foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that competitors or others will adopt product or service names similar to our names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Moreover, because domain names derive value from the individual’s ability to remember such names, our domain name will lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. Our inability to protect our marks and domain names adequately would hurt our ability to establish and maintain our brands. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

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

      We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there have been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any patent that would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

Employees

      As of December 31, 2001, we had approximately 4,500 employees, excluding Porex employees.

Disposition of Plastics and Filtration Technologies Business

      Our plastics and filtration technologies business manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. As we announced on September 28, 2000, our Board of Directors approved management’s plan to dispose of this business, which includes Porex Corporation and related companies. We acquired these companies in our merger with Medical Manager on September 12, 2000 and we refer to this business as Porex.

      The proposed disposition of Porex has taken longer than originally expected. We determined not to accept any of the offers made by potential buyers because we believed that the offers did not reflect the value of the business. We plan to continue to explore various divestiture alternatives for this business. The expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included as a single line item in current assets as provided by the consensus reached by Emerging Issues Task Force of the Financial Accounting Standards Board on Issue No. 87-11, “Allocation of Purchase Price to Assets to be Sold,” referred to as EITF 87-11. As the divestiture of Porex was not completed within the one-year time period allotted by EITF 87-11, we now record the results of operations of Porex in the statement of operations as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” A description of our plastics and filtration technologies business follows.

      Porex is a leading developer, manufacturer and distributor of proprietary porous plastic products and components. Porex also manufactures and distributes proprietary injection molded solid plastic components. Porex’s porous and solid plastic components are used in other manufacturers’ products for healthcare applications as well as for life sciences, industrial and consumer applications. Porex’s finished porous plastic products are used in the medical device, research and clinical laboratory and surgical markets. These finished products are sold under Porex’s own brands and its customers’ private label brands. Porex’s business consists of four primary product groups: the Porous Products Group, the Bio Products Group, the Medical Products Group and the Surgical Products Group.

      The Porous Products Group designs, engineers, manufactures and markets porous plastic products and components used to control the flow of fluids and gases. These products and components include:

•	medical device components, such as intravenous catheter and sterilization vents,

•	serum filters and pipette tip filters, used in research and clinical laboratories,

•	air and water filtration devices, dust collectors and fuel filters, and

•	writing instrument components.

Porous plastics are permeable plastic structures having omni-directional (i.e., porous in all directions to the flow of fluids and gases) inter-connecting pores. These pores, depending upon the number and size, control the flow of liquids and gases. We manufacture porous plastics with pore sizes between approximately 1 and 500 micrometers (one micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye). Our ability to control pore size provides the opportunity to serve numerous applications, including filtering, venting, wicking, diffusing and muffling. We produce porous plastic products in our own manufacturing facilities, which are equipped to manufacture products for our customers in custom-molded shapes, sheets, tubes or rods depending on customer needs.

      The Bio Products Group designs, engineers, manufactures and markets disposable plastic laboratory products for liquid handling and other critical applications, such as sample collection, sample preparation and sample storage, used in the research, clinical laboratory and diagnostic testing markets, including:

•	pipette tips,

•	microcentrifuge tubes,

•	polymerese chain reaction tubes,

•	test tubes, and

•	closure devices.

We market these products under our own brands as well as numerous private label arrangements and generic packaging for our distributor customers. Our distributors sell our products to research and clinical laboratories worldwide. Research laboratories include leading pharmaceutical and biotechnology companies, electronics companies, medical schools, veterinary institutes, government-funded research institutes and colleges and universities. Clinical laboratories include hospital laboratories, reference laboratories, physician practice management laboratories, alternative site laboratories and government facilities.

      The Medical Products Group designs, engineers, manufactures and markets injection molded medical components and finished medical devices and high volume, high performance tooling. These components and devices are primarily incorporated into or used with the products of other manufacturers. The Medical Products Group also provides design and engineering services to medical device companies and designs and fabricates molds for internal use and outside sales. The group’s products include:

•	caps and connectors used with the tubing for intravenous delivery of fluids,

•	manifolds with access ports for the intravenous administration of fluids during surgical procedures, and

•	needleless access connector ports for the administration of IV fluids, which eliminates the need for special adapters or sharp needles for fluid delivery.

The Medical Products Group provides its products and services to a global marketplace that includes many of the largest manufacturers of medical devices serving the drug/fluid delivery and diagnostic medical equipment markets.

      The Surgical Products Group designs, engineers, manufactures and markets sterile surgical products for use in hospitals, clinics and private practices, including:

•	surgical implants used in facial reconstructive and aesthetic surgery,

•	surgical drains, and

•	surgical markers.

The biocompatible nature of the porous plastic material used in our surgical implants and the ability of our proprietary technology to produce complex shapes make it an excellent surgical alternative to bone and cartilage grafts. Since the initial product introduction in 1985, we have continued to introduce new products expanding the uses of porous plastics products for reconstructive surgery, oculoplastic surgery and aesthetic surgery.

      Porex is an international business, with operations in North America, Europe and Asia. Porex sells its products to customers in more than 60 countries and has a diverse domestic and international customer base of over 2,000 healthcare, life sciences, industrial and consumer products customers.

Item 2.	Properties

      We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 40,000 square feet of space, under leases that expire in March 2006.

      We lease additional important facilities in:

•	Nashville, Tennessee for WebMD Envoy’s headquarters and primary data and call centers;

•	Alachua, Florida for WebMD Medical Manager’s development and engineering operations; and

•	New York, New York for WebMD Health’s headquarters and its editorial and marketing operations.

      We use facilities in approximately 110 additional locations throughout the United States, 10 of which are owned and the rest of which are leased. These locations include sales and other offices, production centers, data centers and call centers. We believe that our offices and other facilities are adequate for our current operations.

      Since September 2000, we have terminated leases, allowed leases to expire or entered into subleases with respect to approximately 90 leased facilities in connection with our restructuring and integration efforts. See “Business — Restructuring and Integration” on page 5. However, we still lease approximately 30 properties and own three properties that we have vacated or are in the process of vacating as part of our integration, consolidation and restructuring efforts. We continue to seek to sell, lease or sublease our surplus properties or to negotiate the termination of leases for these properties, as appropriate.

Item 3.	Legal Proceedings

Porex Mammary Implant Litigation

      From 1988 through 1990, Porex distributed silicone mammary implants in the United States pursuant to a distribution arrangement with a Japanese manufacturer. Porex believes that, after accounting for implants returned to Porex, the aggregate number of persons who received implants distributed by Porex totals approximately 2,500. Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants. The typical case or claim alleges that the individual’s mammary implants caused one or more of a wide range of ailments. These implant cases and claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Porex does not have sufficient information to evaluate each case and claim.

      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of February 12, 2002, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of February 12, 2002, six actions and two out-of-court claims were pending against Porex. During calendar year 2001, there were two implant-related claims made against Porex by individuals as compared with two claims made during calendar year 2000, 39 claims during calendar year 1999 and nine claims during calendar year 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

      In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of its distribution of implants. However, Porex exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance subject to existing policy limits, but for an unlimited time period with respect to actions and claims made after December 31, 1994 based on events that occurred during the policy period. In addition, Porex has purchased extended reporting period coverage with respect to other excess insurance. This coverage also extends indefinitely, replacing coverage that would, by its terms, have otherwise expired by December 31, 1997. Porex will continue to evaluate the need to purchase further extended reporting period coverage from excess insurers to the extent such coverage is reasonably available.

      We believe that Porex’s present coverage, together with its insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex’s distribution of silicone mammary implants. However, we cannot be certain that particular cases and claims will not result in liability that is greater than expected based on Porex’s prior experience. If so, Porex’s liability could exceed the amount of its insurance coverage. Furthermore, certain actions and claims seek punitive and compensatory damages arising out of alleged intentional torts. If these claims are successful, such damages may or may not be covered, in whole or in part, by Porex’s insurance policies.

Envoy Securities Litigation

      Envoy and some of its officers were named as defendants in three identical lawsuits filed in the United States District Court for the Middle District of Tennessee, Nashville Division. The plaintiff in each of these lawsuits purported to represent a class of persons who purchased the securities of Envoy during the class period from February 12, 1997 through August 18, 1998. In these three original complaints, the plaintiffs sued the defendants for violations of the federal securities laws. The District Court ordered the three cases consolidated under the caption In re Envoy Corporation Securities Litigation, and on December 28, 1998, the plaintiffs, pursuant to the district court’s consolidation orders, filed a consolidated class action complaint. The consolidated complaint reasserted the federal securities law claims and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation.

      Plaintiffs allege that the defendants made material misrepresentations and omissions in Envoy’s public filings and public statements concerning Envoy’s financial statements and Envoy’s accounting for some charges taken in connection with acquisitions. Plaintiffs allege that, as a result of defendants’ alleged actions, Envoy’s reported earnings during the class period were overstated and the price for Envoy’s common stock was artificially inflated. Plaintiffs seek recovery of an unspecified sum in damages on behalf of persons who allegedly purchased Envoy’s stock at allegedly inflated prices.

      On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs’ claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the court dismissed the consolidated complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. On May 31, 2000, defendants filed a motion to dismiss the amended consolidated complaint. The court on February 2, 2001 entered an order denying in part and granting in part defendants’ motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to defendants Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants.

      The parties have engaged in preliminary settlement discussions which have not yet resulted in agreements on terms for a settlement.

      The Agreement and Plan of Merger among Healtheon/ WebMD, Pine Merger Corp., Envoy, Quintiles Transnational Corp., and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify us with respect to this litigation.

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      Since July 2001, seven purported class action lawsuits have been filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named the Company and certain former officers and directors of the Company as defendants. The complaints against the Company and its former officers and directors allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 have also been brought against the underwriters. Similar suits have been filed in connection with well over 100 other initial public offerings that occurred in 1999 and 2000, following reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. We believe that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to us, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, we believe that we will have a claim for indemnification from the underwriters.

Other Legal Proceedings

      In the normal course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of stockholders held on November 16, 2001, our stockholders voted with respect to the following matters:

•	To elect Mark J. Adler, M.D., Herman Sarkowsky and Michael A. Singer as Class III directors to serve three year terms ending in 2004:

Mark J. Adler	— votes for	262,962,932
	— votes withheld	3,345,292
Herman Sarkowsky	— votes for	262,955,164
	— votes withheld	3,353,060
Michael A. Singer	— votes for	256,823,537
	— votes withheld	9,484,687

•	To ratify and approve an amendment to WebMD’s 2000 Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance under that Plan by 10,000,000 shares, to a total of 20,000,000 shares:

Votes for:	211,361,532
Votes against:	54,374,378
Abstentions:	572,314
Broker non-votes:	0

      In addition to the directors elected at the Annual Meeting, our Board of Directors consists of L. John Doerr and Joseph E. Smith, our Class I directors whose terms expire in 2002, and Paul A. Brooke, James V. Manning and Martin J. Wygod, our Class II directors whose terms expire in 2003.

Item 4A.     Executive Officers

      Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding our executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report. Our executive officers are as follows:

Name	Age	Position

Martin J. Wygod	62	Chairman of the Board and Chief Executive Officer
Thomas P. Apker*	46	Chief Operating Officer
Kevin Cameron*	35	Executive Vice President, Business Development
Roger C. Holstein*	49	Chief Executive Officer, WebMD Health
Michael A. Singer*	54	Chief Executive Officer and President, WebMD Medical Manager
K. Robert Draughon	41	Executive Vice President, Business Development
Charles A. Mele	45	Executive Vice President, General Counsel and Secretary
Steven E. Simpson	42	Executive Vice President, Sales and Product Management
Anthony Vuolo	44	Executive Vice President and Chief Financial Officer
Steven Zatz, M.D.	45	Executive Vice President, Professional Information Services and Chief Medical Officer

*	Member of the Office of the President

      Martin J. Wygod has served as Chairman of the Board of Directors of WebMD since March 2001, as our Chief Executive Officer since October 2000 and as a director since September 2000. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. From May 1989 until September 2000, Mr. Wygod was Chairman of the Board and a director of Medical Manager and its predecessor, Synetic, until 1999. For part of that time, he was also Chief Executive Officer of Medical Manager. He also served as Chairman of the Board of CareInsite from 1999 until September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

      Thomas P. Apker has served as Chief Operating Officer of WebMD since December 2000 and as a member of the Office of the President since September 2001. From March 1990 until January 1999, Mr. Apker was Senior Vice President of Operations at Merck-Medco Managed Care, L.L.C., a pharmacy benefits management company.

      Kevin Cameron has served as Executive Vice President, Business Development of WebMD since September 2000 and as a member of the Office of the President since September 2001. Mr. Cameron was Executive Vice President, Corporate Development of Medical Manager and CareInsite from April 2000 until the Medical Manager merger. From March 1999 until April 2000, he was Managing Director of the Health Care Group in the Investment Banking division of UBS Warburg. Prior to March 1999, Mr. Cameron held various positions over a nine-year period at Salomon Smith Barney, including Director of Health Care Investment Banking.

      Roger C. Holstein has served as Chief Executive Officer, WebMD Health since June 2001 and as a member of the Office of the President since September 2001. He served as Executive Vice President, Marketing and Strategic Planning of WebMD from October 2000 until June 2001. Mr. Holstein served as Executive Vice President — Sales & Marketing and a director of CareInsite from March 1999 until the

CareInsite merger. Mr. Holstein was Executive Vice President — Marketing and Sales of Medical Manager from 1997 to July 1999. He was a Special Consultant to Merck-Medco from 1996 to 1998.

      Michael A. Singer has served as Chief Executive Officer and President, WebMD Medical Manager and as a director of WebMD since September 2000 and, since September 2001, as a member of WebMD’s Office of the President. He served as a director of CareInsite from 1999 until September 2000. Mr. Singer was Vice Chairman and Co-Chief Executive Officer of Medical Manager from July 1999 until September 2000. Mr. Singer was Chairman of the Board and a Chief Executive Officer of Medical Manager Health Systems, Inc., then known as Medical Manager Corporation, and its predecessors for more than five years prior to July 1999.

      K. Robert Draughon has served as WebMD’s Executive Vice President, Business Development since November 1999. From February 1998 until November 1999, he served as Chief Financial Officer of WebMD, Inc. From January 1988 to February 1998, he served as Chief Investment Officer for Fuqua Capital Corporation, a private investment firm based in Atlanta, Georgia.

      Charles A. Mele has served as Executive Vice President, General Counsel and Secretary of WebMD since January 2001. He served as Executive Vice President and Co-General Counsel of WebMD from September 2000 until January 2001. He served as a director of CareInsite, Inc. from 1998 until its acquisition by WebMD. Mr. Mele was Executive Vice President — General Counsel of Medical Manager from March 1998 until its acquisition by WebMD and was Vice President — General Counsel of Medical Manager from July 1995 to March 1998. Mr. Mele is also a director of Group 1 Software, Inc., a computer software company.

      Steven E. Simpson has served as Executive Vice President, Sales and Product Management of WebMD since April 2001. Mr. Simpson served as our President of Transaction Services from November 2000 until April 2001. He served as Chief Operating Officer of Envoy Corporation from July 1999 until November 2000. Mr. Simpson served as Senior Vice President of Sales and Product Development for Columbia/ HCA Inc. from 1996 until 1998. Prior to that time, Mr. Simpson spent 11 years with Johnson & Johnson, a health and personal care products manufacturing and sales company, where he held senior level positions in the Pharmaceutical Sales, Marketing and Managed Care divisions.

      Anthony Vuolo has served as Executive Vice President and Chief Financial Officer of WebMD since September 2000. Mr. Vuolo was Senior Vice President — Business Development and Treasurer of Medical Manager from March 1999 until the Medical Manager merger and was Executive Vice President — Finance and Administration and Chief Financial Officer of Medical Manager from March 1998 until March 1999. Mr. Vuolo served as an executive officer of Medical Manager from May 1997 until the Medical Manager merger and as an officer for more than five years.

      Steven Zatz, M.D. has served as Executive Vice President, Professional Information Services since January 2002 and as Chief Medical Officer since September 2001. Dr. Zatz served as Executive Vice President, Internet Portals and Applications Services of WebMD from October 2000 to January 2002. Dr. Zatz was a Senior Vice President, Medical Director of CareInsite from June 1999 until the CareInsite merger. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelley Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was the president of Physicians’ Online.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

      The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2000
First quarter	$71.06	$23.00
Second quarter	29.19	12.56
Third quarter	18.25	11.25
Fourth quarter	14.94	5.50
2001
First quarter	$10.63	$4.56
Second quarter	9.44	4.50
Third quarter	7.10	3.22
Fourth quarter	7.15	3.29

      On March 15, 2002, there were 4,864 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things:

•	quarter-to-quarter variations in operating results

•	operating results being less than analysts’ estimates

•	changes in analysts’ earnings estimates

•	announcements of new technologies, products and services or pricing policies by us or our competitors

•	announcements of acquisitions or strategic partnerships by us or our competitors

•	developments in existing customer or strategic relationships

•	actual or perceived changes in our business strategy

•	developments in pending litigation and claims

•	sales of large amounts of our common stock

•	changes in market conditions in the healthcare, information technology or Internet industries

•	changes in general economic conditions

•	fluctuations in the securities markets in general.

      In addition, the market prices of Internet and healthcare information technology stocks in general, and of our common stock in particular, have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of these companies, as well as other broad market and industry factors, may result in changes in the price of our common stock.

      We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

Sales of Unregistered Securities During the Fourth Quarter of 2001

      On October 11, 2001, we issued to a service provider, as consideration for its services, an option to acquire 400,000 shares of our common stock at an exercise price of $4.00 per share. The option is immediately exercisable and expires on October 11, 2006. The issuance of the option was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. Our financial information presented reflects our combined financial position and results of operations with ActaMed Corporation for all dates and periods presented, reflects the results of operations for WebMD, Inc., MedE America and Medcast from the closing date of these mergers, November 12, 1999 forward, for Kinetra from the closing date of January 31, 2000 forward, for Envoy from the closing date of May 26, 2000 forward, and for Medical Manager, CareInsite and OnHealth from the closing date of September 12, 2000 forward. All of these acquisitions were accounted for as purchases, except for ActaMed, which was accounted for as a pooling of interests. The consolidated statements of operations data for the three-year period ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the two-year period ended December 31, 1998 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from, and are qualified by reference to, audited consolidated financial statements that are not included in this report.

	Years Ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$706,595	$517,153	$102,149	$48,838	$13,390
Costs and expenses:
Cost of operations	468,688	383,565	88,576	43,014	10,446
Development and engineering	39,615	58,788	29,669	19,002	12,267
Sales, marketing, general and administrative	433,653	530,927	82,315	25,605	12,966
Depreciation, amortization and other	2,389,766	2,186,986	193,067	16,055	6,004
Impairment of long-lived and other assets	3,826,893	—	—	—	—
Restructuring and integration charge	266,755	452,919	—	—	—
Loss on investments	—	39,602	—	—	—
Interest income, net	29,106	50,026	3,486	790	288

Loss from continuing operations	(6,689,669)	(3,085,608)	(287,992)	(54,048)	(28,005)
Discontinued operations:
Net income from discontinued operations	5,351	—	—	—	—

Net loss	$(6,684,318)	$(3,085,608)	$(287,992)	$(54,048)	$(28,005)

Basic and diluted net loss per common share:
Loss from continuing operations	$(19.19)	$(12.61)	$(3.58)	$(1.54)	$(3.88)
Net income from discontinued operations	.01	—	—	—	—

Net loss per common share	$(19.18)	$(12.61)	$(3.58)	$(1.54)	$(3.88)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	348,570	244,688	80,367	34,987	7,223

	As of December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$352,205	$490,797	$291,286	$36,817	$21,804
Working capital	432,103	629,312	216,304	27,934	14,790
Total assets	1,556,338	8,455,631	4,123,668	79,940	53,747
Other long-term liabilities	1,208	15,260	2,695	2,984	932
Convertible redeemable preferred stock	10,000	10,000	—	—	50,948
Convertible preferred stock	—	710,746	—	—	—
Stockholders’ equity (net capital deficiency)	1,238,772	8,091,985	3,973,672	59,413	(9,930)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Cautionary Statement Regarding Forward-Looking Statements” on page 2.

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. In May 1998, Healtheon merged with ActaMed Corporation. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America and Medcast. Following these mergers, Healtheon changed its name to Healtheon/ WebMD Corporation. Healtheon/ WebMD completed acquisitions of Kinetra and Envoy in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/ WebMD completed mergers with Medical Manager, CareInsite and OnHealth and changed its name to WebMD Corporation.

Critical Accounting Policies and Estimates

      Our discussion and analysis of WebMD’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with generally accepted accounting principles in the United States. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, carrying value of short-term and long-term investments, deferred tax assets, collectibility of customer receivables, assets held for sale, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, certain accrued expenses, accruals related to our restructuring program, contingencies and litigation.

      We believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable segment are as follows:

Transaction Services or WebMD Envoy. Healthcare payers and providers pay us fees for our services, generally on a per transaction basis or monthly basis. We recognize revenue as we perform the service. Healthcare payers and providers also pay us one-time implementation and annual maintenance fees. We recognize revenue from these fees ratably over the term of the respective agreements.

Physician Services or WebMD Medical Manager. Healthcare providers pay us one-time fees for the purchase of our Medical Manager practice management system. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers may also pay us fees for sending transactions to payers and patients. We recognize revenue from these fees, which are generally paid on a monthly or per transaction basis, as we provide the service.

Portal Services or WebMD Health. Customers pay us for advertising, sponsorship, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. In 2000, we also were paid subscription fees to our physician portal. Revenue from advertising is recognized as advertisements are delivered. Revenue from sponsorship arrangements is recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-Commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or co-branded Web site with one of our strategic partners. Subscription revenue, including subscriptions revenue from sponsorship arrangements, is recognized over the subscription period.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the several acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value of long-lived assets whenever indicators of impairment are present. During 2001 we identified certain indicators of possible impairment of our long-lived assets, primarily goodwill and other intangible assets. We evaluated our long-lived assets for impairment by determining identifiable cash flows to related asset groupings, and compared the projected undiscounted cash flows for each asset grouping to its carrying value. Once we determined there was an impairment we quantified the impairment based on projected discounted cash flows. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or general economic conditions, could result in an additional assessment of our long-lived assets for impairment and could result in an additional impairment charge in the future.

•	Investments — Our investments at December 31, 2001 consist principally of U.S. Treasury Notes, Federal Agency Notes and Certificates of Deposit. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2001, we had net operating loss carryforwards of approximately $1.9 billion. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated amounts of accounts receivable that may not be recoverable. Actual future events and experience may require revisions in our estimates for bad debt expense.

•	Assets Held for Sale — Our board of directors approved our plan to dispose of our plastics and filtration technologies subsidiaries, collectively referred to as Porex. Our estimate of Porex’s fair value is classified as assets held for sale on our balance sheet. Porex’s ability to continue to generate earnings in the future could affect the carrying amount, and possibly result in a future impairment charge. Additionally, our completion of the divestiture of this asset could result in a gain or loss in the future to the extent that proceeds received differs from our carrying value.

•	Restructuring and Integration — In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of the domestic advertising service we have the rights to, classified as prepaid content, services and distribution. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration effort, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions could have an impact on these estimates.

•	Warrants — We have issued warrants to acquire shares of our common stock as consideration for services. The value of these warrants has been determined using the Black-Scholes model which may not necessarily be representative of the cash consideration we could have received in exchange for the warrants.

Acquisition History

      We rapidly and significantly expanded our operations through acquisitions. We completed the following significant acquisitions during 1999 and 2000:

		Shares of Our	Shares of Our	Options and
		Preferred Stock	Common Stock	Warrants
Company Acquired	Date Acquired	Issued	Issued	Assumed

WebMD, Inc.	November 1999	—	63,932,659	49,012,168
MedE America	November 1999	—	10,404,454	468,584
Medcast	November 1999	—	2,528,465	164,036
Kinetra	January 2000	—	7,437,248	—
Envoy	May 2000	—	35,000,000	—
OnHealth	September 2000	—	4,678,609	1,384,113
Medical Manager/ CareInsite	September 2000	100	134,370,010	81,084,865

      All of these acquisitions were accounted for using the purchase method. Our financial information presented reflects the results of operations for WebMD, Inc., MedE America and Medcast from the closing date of November 12, 1999 forward, Kinetra from the closing date of January 31, 2000 forward, Envoy from the closing date of May 26, 2000 forward, and Medical Manager, CareInsite and OnHealth from the closing date of September 12, 2000 forward.

      As a result of our acquisition of WebMD, Inc., MedE America and Medcast, we recorded total intangible assets of $3.7 billion, consisting primarily of $3.4 billion of goodwill and $319.5 million of other intangible assets. The identifiable intangibles are being amortized over their estimated useful lives of one to five years. Goodwill is being amortized over three to four years.

      As a result of our acquisition of Kinetra, we recorded total intangible assets of $284.0 million, consisting primarily of $35.1 million of customer lists, $5.7 million of acquired technology, $4.3 million of covenants not-to-compete, $2.3 million of workforce, $1.6 million of trademarks and $235.0 million of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years.

      As a result of our acquisition of Envoy, we recorded total intangible assets of $2.4 billion, consisting primarily of $159.2 million of customer lists, trademarks and acquired technology and $2.2 billion of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years.

      As a result of our acquisition of OnHealth, we recorded total goodwill of $374.6 million which will be amortized over its estimated useful life of three years.

      As a result of our acquisition of Medical Manager and CareInsite, we recorded total intangible assets of $2.3 billion, consisting primarily of $24.5 million of physician relationships, $16.8 million of trademarks, $12.7 million of workforce and $2.3 billion of goodwill. The identifiable intangibles are being amortized over their estimated useful lives of three to fifteen years. Goodwill is being amortized over three years. As we announced on September 28, 2000, our Board of Directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board on Issue No. 87-11, referred to as EITF 87-11, the expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and are included in current assets. At that time, we reduced the consolidated balance sheet for all items that pertained specifically to Porex. As the divestiture of Porex was not completed within the one-year period allotted by EITF 87-11, we are now required to record the results of Porex in our statement of operations as of September 13, 2001, as a discontinued operation in accordance with the consensus reached by the Emerging Issues Task Force on Issue No. 90-6. We expect Porex to continue to generate earnings while we continue to explore various divestiture alternatives. We estimated the fair value of Porex to be $185.0 million at September 30, 2001. The fair value of Porex continues to be recorded in assets held for sale and its cash flow activity has been excluded from the consolidated statement of operations and the consolidated statement of cash flows through September 12, 2001.

      In 2001, we also completed 11 additional acquisitions. In December 2001, we acquired the portal assets of MedicaLogic/ Medscape, Inc. (“Medscape”) for $9.2 million in cash plus $1.2 million of estimated expenses. In connection with this acquisition, we recorded goodwill of $7.3 million and intangible assets of $2.4 million. The intangible assets are being amortized over their estimated useful lives of 3 to 5 years. In 2001, we acquired ten small physician services companies for the total cost of $8.2 million, paid primarily in cash in connection with these acquisitions. We recorded goodwill and other intangible assets of $13.5 million associated with these acquisitions.

      For additional information related to our amortization of intangible assets, see “— Results of Operations — 2001 and 2000 — Depreciation, Amortization and Other” on page 46 and the discussion of SFAS No. 141 and SFAS No. 142 in “— Recent Accounting Pronouncements” on page 53.

Restructuring and Integration Initiatives

      After the mergers with Medical Manager, CareInsite and OnHealth, our board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies which resulted from the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

      Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability, and impact on future revenue streams. These discussions have resulted in significant revisions to some of our strategic relationships. Although we are substantially complete with this process, we are still in discussions with certain of our partners in an effort to redefine those relationships in a manner that better serves the needs of each party. It is possible that, as a result of continuing discussions, these relationships may be revised or terminated, which may result in the elimination of existing revenue of as much as $5.0 million on a quarterly basis beginning in the June 2002 quarter. We do not expect an adverse impact on profitability as a result of any potential elimination of revenues.

      In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $266.8 million, of which $185.5 million were non-cash charges in 2001 and $452.9 million, of which $380.0 million were non-cash in 2000. Our efforts are substantially complete and our remaining obligation related to these efforts, is estimated to be $44.4 million, which is included in accrued expenses. For additional information regarding our restructuring and integration efforts, see “Business — Restructuring and Integration” beginning on page 5 and note 5 to the consolidated financial statements in this Annual Report.

Operating Segments

      For the years 2000 and 1999, we reported and managed our operations within a single segment: provider of connectivity to participants in the healthcare industry. As a result of the substantial completion of restructuring and integration efforts that began in the third quarter of 2000, we recently have aligned our business into three operating segments as follows:

•	Transaction Services or WebMD Envoy. We transmit electronic and Internet transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. This segment includes certain operations from the former Healtheon, and the ActaMed, MedE America, WebMD, Inc., Kinetra, Envoy and CareInsite acquisitions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager brand. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes certain operations from Medical Manager and other small physician services companies acquired in 2001.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., Medcast, Medscape and OnHealth acquisitions.

      We evaluate the performance of our business segments based upon income or loss before restructuring and non-cash items. Non-cash items include depreciation, amortization, impairment charges, losses on investments and non-cash expenses related to content and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      We are not able to provide certain segment information for the years 2000 and 1999 as our operations and internal reporting were not organized in a manner consistent with the current reportable segments and it is impracticable to create this information.

Results of Operations

      The following table sets forth certain data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of operations	66.3	74.2	86.7
Development and engineering	5.6	11.4	29.0
Sales, marketing, general and administrative	61.4	102.6	80.6
Depreciation, amortization and other	338.1	422.9	189.0
Impairment of long-lived and other assets	541.6	—	—
Restructuring and integration charge	37.8	87.6	—
Loss on investments	—	7.6	—
Interest income, net	4.1	9.7	3.4

Loss from continuing operations	(946.7)	(596.6)	(281.9)

Net income from discontinued operations	0.7	—	—

Net loss	(946.0)%	(596.6)%	(281.9)%

      Revenue is derived from our three business segments: transaction services, physician services and portal services. Our transaction services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. Our physician services include sales of The Medical Manager practice management system, which addresses the administrative, financial, clinical and practice management needs of physician practices. Portal services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners.

      Cost of operations consists of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems by physician services, a portion of facilities expenses, leased personnel and facilities costs, and sales commissions paid to certain re-sellers of our transaction services products. Also included are non-cash expenses related to content and distribution services.

      Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance, costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, Microsoft, AOL and other partners. Stock compensation primarily relates to deferred compensation associated with the fair value of stock options issued in exchange for outstanding stock options of companies acquired in 2000, and the excess of the market price over the exercise price of options granted to employees.

     2001 and 2000

      The following discussion includes a comparison of the results of operations for 2001 and 2000 on both an actual and pro forma basis. The pro forma information gives effect to the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth (the “2000 Acquisitions”) as if they had occurred at the beginning of each period presented. The effect of all other business combinations was not material to the pro forma information presented below. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

	Years Ended December 31,

	2001		2000		Pro Forma 2000

	$	%	$	%	$	%

	(in millions)
Revenue
Transaction services	384.0	54.3	270.4	52.3	373.7	47.1
Physician services	260.2	36.8	83.6	16.2	248.7	31.3
Portal services	74.6	10.6	140.1	27.1	150.2	18.9
Inter-segment eliminations and other	(12.2)	(1.7)	23.1	4.4	21.7	2.7

Total	706.6	100.0	517.2	100.0	794.3	100.0
Costs and Expenses
Cost of operations	468.7	66.3	383.6	74.2	531.5	66.9
Development and engineering	39.5	5.6	58.8	11.4	96.2	12.1
Sales, marketing, general and administrative	433.7	61.4	530.9	102.6	746.0	93.9
Depreciation, amortization and other	2,389.8	338.1	2,187.0	422.9	3,140.3	395.4
Impairment of long-lived and other assets	3,826.9	541.6	—	—	—	—
Restructuring and integration charge	266.8	37.8	452.9	87.6	452.9	57.0
Loss on investments	—	—	39.6	7.6	39.6	5.0
Interest income, net	29.1	4.1	50.0	9.7	54.9	6.9

Loss from continuing operations	(6,689.7)	(946.7)	(3,085.6)	(596.6)	(4,157.3)	(523.4)

      Revenue. Our total revenue increased to $706.6 million in 2001 from $517.2 million in 2000. Increases in our transaction services and physician services revenues were partially offset by a decline in our portal services revenue and inter-segment eliminations and other. The increase in transaction services revenue was primarily attributable to the full year impact of the acquisitions of Envoy in May 2000 and CareInsite in September 2000. The increase in physician services revenue was attributable to the full year impact of the September 2000 acquisition of Medical Manager. The decrease in portal services revenue was primarily due to the elimination of revenue as a result of the termination of our strategic relationship with DuPont and the revisions to our strategic relationship with Microsoft. Revenues associated with these relationships were $48.5 million in 2000, primarily related to the sponsorship of subscriptions to the

WebMD professional portal. There were no revenues from these strategic relationships in 2001. Also contributing to the decline in portal services revenue was the impact of the softness in the market for Internet advertising on us and certain of our carriage partners. The decrease in inter-segment eliminations and other reflects our decision during 2000 to exit our technology consulting and outsourcing relationships and other non-core products, and an increase in the elimination of inter-segment revenues included across the reportable segments to $14.1 million from $3.1 million.

      Our total revenue decreased to $706.6 million in 2001 from $794.3 million in 2000 on a pro forma basis. Decreases in our portal services revenue as well as inter-segment eliminations and other were partially offset by increases in our transaction services and physician services revenues. The decrease in portal services revenue was primarily attributable to the elimination of revenues from sponsored subscriptions to our physician portal and the impact of the softness in the market for Internet advertising on us and certain of our carriage partners. The decrease in inter-segment eliminations and other is primarily attributable to our decision during 2000 to exit our technology consulting and outsourcing relationships and other non-core products and an increase in the elimination of inter-segment revenues included across reportable segments to $14.1 million from $9.4 million. The increase in transaction services revenue was primarily attributable to higher transaction volumes. This increase was offset by a reduction in revenues of $6.0 million related to certain terminated product offerings or relationships such as hospital and laboratory physician connectivity arrangements. The increase in physician services revenue was primarily attributable to the increase in sales of products and services to existing customers.

      Revenue from related parties was $3.0 million in 2001 and $45.3 million in 2000. These revenues consist of services provided to Microsoft (who ceased being a related party in October 2001) and News Corporation (who ceased being a related party in February 2001). None of our customers individually accounted for more than 10% of our revenue in 2001 or 2000.

      We expect that revenue will increase in 2002, as a result of our acquisition of Medscape in our portal services segment as well as new product distribution in the physician services and transaction services segments. This increase will be partially offset by the impact of the phase out of non-core products and services, primarily in the transaction and portal services segments. We expect that the increase in revenues will occur in the latter half of 2002 as a result of the timing of new product introductions.

     Costs and Expenses

      Cost of Operations. Cost of operations increased to $468.7 million in 2001 from $383.6 million in 2000. The increase is attributable to expenses related to the full year impact of the companies acquired during 2000, increased personnel and network operation costs and $1.5 million of non-cash distribution service expense, partially offset by the elimination of costs as a result of our restructuring and integration efforts. As a result of the revision or termination of our strategic relationships, primarily with Microsoft, News Corporation and DuPont, costs of $37.8 million included in cost of operations in 2000 were eliminated in 2001. Cost of operations as a percentage of revenue declined to 66.3% from 74.2%. The decrease in cost of operations as a percentage of revenues is primarily due to changes in product mix as well as the elimination of costs as a result of our restructuring and integration efforts.

      Cost of operations decreased to $468.7 million in 2001 from $531.5 million in 2000 on a pro forma basis. As a percent of revenue, our cost of operations declined to 66.3% from 66.9%. This decrease resulted from the elimination of costs from our restructuring and integration initiatives and from a change in the mix of revenues.

      We expect cost of operations as a percentage of revenues to improve further in 2002 as a result of continued efficiencies from our consolidation initiatives.

      Development and Engineering. Development and engineering expense decreased to $39.5 million in 2001 from $58.8 million in 2000. The decrease was the result of cost reductions related to our restructuring and integration efforts, partially offset by the full year impact for companies acquired during 2000.

      Development and engineering expense decreased to $39.5 million in 2001 from $96.2 million in 2000 on a pro forma basis. The decrease is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts.

      We expect that development and engineering costs will slightly increase in 2002 primarily as a result of investment in new product initiatives. We expect development and engineering costs to remain flat as a percentage of revenues.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $433.7 million in 2001 from $530.9 million in 2000. Sales, marketing, general and administrative expense excluding non-cash expenses was $311.2 million in 2001 compared to $370.9 million in 2000. The decrease in sales, marketing, general and administrative expense excluding non-cash expenses resulted from the elimination of costs as a result of our restructuring and integration efforts, offset partially by costs associated with the 2000 acquisitions and $3.0 million in severance cost associated with the departure of our former President. As a result of the revision or termination of our strategic relationships, primarily with Microsoft, News Corporation and DuPont, costs of $36.5 million included in selling, marketing, general and administrative expense in 2000 were eliminated in 2001. Non-cash expenses include content and distribution services expenses of $44.0 million and $87.5 million in 2001 and 2000, respectively and stock compensation of $78.5 million and $72.5 million in 2001 and 2000, respectively. The decrease in non-cash content and distribution services expense reflects the impact of our revised strategic relationships with News Corporation and Microsoft and the termination of the DuPont relationship.

      Sales, marketing, general and administrative expense decreased to $433.7 million in 2001 from $746.0 million in 2000 on a pro forma basis. Sales, marketing, general and administrative expense excluding non-cash was $311.2 million in 2001 and $526.8 million in 2000 on a pro forma basis. The decrease in sales, marketing, general and administrative expense excluding non-cash expenses is primarily due to the impact of cost reductions resulting from our restructuring and integration efforts. Non-cash expenses related to content and distribution services was $44.0 million in 2001 and $87.5 million in 2000 on a pro forma basis. The decrease in non-cash content and distribution services expense reflects the impact of our revised strategic relationships with News Corporation and Microsoft and the termination of the DuPont relationship. Non-cash stock compensation was $78.5 million in 2001 and $131.7 million in 2000 on a pro forma basis. The decrease in non-cash stock compensation is primarily related to the vesting schedules of stock options issued and assumed in connection with acquisitions.

      We expect that sales, marketing, general and administrative expense will continue to decrease in 2002, in both absolute dollars and as a percentage of revenues.

      Depreciation, Amortization and Other. Depreciation, amortization and other increased to $2.390 billion in 2001 from $2.187 billion in 2000. The increase is due primarily to the full year impact of amortization of intangible assets associated with the companies acquired in 2000, offset by the reduced amortization as a result of the impairment charge of $3.827 billion related to the write-down of our long-lived assets during 2001 and the elimination of $108.2 million of dividends and accretion of discount related to the Series A convertible preferred stock in 2000.

      Depreciation, amortization and other decreased to $2.390 billion in 2001 from $3.140 billion in 2000 on a pro forma basis. This decrease is due to reduced amortization as a result of the impairment charge related to the write-down of our long-lived assets and elimination of $108.2 million of dividends and accretion of discount on the Series A convertible preferred stock.

      As a result of the write-down related to our long-lived and other assets, and upon the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization and, as a result, we expect depreciation and amortization expense to be approximately $120 million to $130 million in 2002.

      Impairment of Long-Lived and Other Assets. During 2001, we identified certain indicators of possible impairment of long-lived assets, primarily goodwill and other acquired intangible assets. These indicators included a further decline in the price of our common stock to its lowest price in the last twelve months accompanied by a significant decline in the volatility of our stock price, a sustained decline in valuations in the e-health, technology and Internet sectors, and the impact of recent trends in general economic conditions. Based on these indicators, we reviewed substantially all of our long-lived assets for impairment. As a result of this review, we determined that our long-lived and other assets, primarily goodwill and other acquired intangibles, were impaired and recorded a write-down of $3.827 billion during 2001.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts, we recorded a total charge in 2001 of $266.8 million, which consists of:

•	$123.2 million relating to the restructuring and exiting of contracts primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with the original relationships with Microsoft recorded as part of our acquisition of WebMD, Inc. in 1999 offset by a $15.6 million benefit for the settlement of certain obligations from the original Microsoft agreement as well as $5.3 million related to net settlements to exit contractual obligations.

•	$52.0 million associated with the settlement of the original Quintiles agreements.

•	personnel-related restructuring costs of $67.6 million, of which $52.0 million represented non-cash stock compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements. The balance relates to severance and outplacement services for approximately 615 employees that we identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company. This includes personnel related restructuring costs of $2.8 million related to severance and outplacement services for 115 employees that we notified of termination in relation to our Medscape acquisition and restructuring.

•	facilities charges of $15.5 million, comprised of future lease obligations and lease cancellation penalties.

•	$8.4 million of integration costs, which consist primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

      Interest Income, Net. Net interest income decreased to $29.1 million in 2001 from $50.0 million in 2000 and $54.9 million in 2000 on a pro forma basis. These decreases were due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our common stock, acquisitions during 2001 and 2000, and payments made under our restructuring and integration program.

      We expect interest income to decrease significantly in 2002 due to lower balances available for investment as well as lower rates of return available in the marketplace.

2000 and 1999

     Revenue. Revenue for 2000 and 1999 is as follows:

	2000		1999

	$	%	$	%

	(in millions)
Transaction services	270.4	52.3	46.3	45.3
Physician services	83.6	16.2	—	—
Portal services	140.1	27.1	6.8	6.7
Inter-segment eliminations and other	23.1	4.4	49.0	48.0

	517.2	100.0	102.1	100.0

      Our total revenue increased to $517.2 million in 2000 from $102.1 million in 1999. The increase is due primarily to the revenue sources that were acquired in our 1999 and 2000 acquisitions. Transaction services revenue increased to 52.3% of total revenue in 2000 from 45.3% in 1999 as a result of our acquisition of Envoy in May 2000 and CareInsite in September 2000. Physician services revenue comprised 16.2% of total revenue in 2000. There was no physician services revenue in 1999. This increase is related to the revenue from our acquisition of Medical Manager in September 2000. Portal services revenue increased to 27.1% of total revenue in 2000 from 6.7% in 1999 primarily resulting from the full year impact of revenue from sponsorships of the WebMD, Inc. physician portal acquired in November 1999 and the acquisition of OnHealth in September 2000. Inter-segment eliminations and other comprised 4.4% of total revenue in 2000 as compared to 48.0% in 1999. This decrease reflects the decision to exit our technology consulting and outsourcing relationships and other non-core product offerings as well as the increase of $3.1 million in the elimination of inter-segment revenues in 2000. There were no inter-segment revenues in 1999.

      Revenue from related parties, which consists primarily of services provided to Microsoft and News Corporation in 2000 and of services provided to Microsoft, UnitedHealth Group and SmithKline Labs in 1999, increased to $45.3 million in 2000 from $37.2 million in 1999. The increase was primarily due to increases in subscription and third party advertising revenue through our Microsoft strategic alliance and from health-related syndicated content licensed to News Corporation. Revenue from SmithKline Labs ceased being related party revenue in August 1999 when SmithKline Labs was sold to a third party that was not a stockholder, and revenue from UnitedHealth Group ceased being related party revenue in January 2000, when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our Board of Directors.

      Three of our customers, SmithKline Labs, Beech Street Corporation and UnitedHealth Group, each accounted for more than 10% of our revenue in 1999, and together accounted for approximately 40.7% of our revenue for the same period. None of our customers individually accounted for more than 10% of our revenue in 2000.

      Cost of Operations. Cost of operations increased to $383.6 million in 2000 from $88.6 million in 1999. The increase is attributable to expenses related to the companies acquired in 2000 and 1999, which contributed $141.5 million of the increase and increased personnel and network operation costs, the cost to acquire exclusive arrangements to provide consumer healthcare-related content to other Web sites and other costs required to support increased service revenue. Cost of operations as a percentage of revenues was 74.2% for the year ended December 31, 2000 compared to 86.7% for the year ended December 31, 1999. The decrease in cost of operations as a percentage of revenue is primarily related to product mix.

      Development and Engineering. Development and engineering expense increased to $58.8 million in 2000 from $29.7 million in 1999. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services. Expenses related to the companies acquired in 2000 were $5.1 million.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense increased to $530.9 million in 2000 from $82.3 million in 1999. Sales, marketing, general and administrative expense excluding non-cash expenses was $370.9 million in 2000 compared to $66.8 million in 1999. This increase was primarily attributable to the companies acquired in late 1999 and 2000. Non-cash expenses include content and distribution services expense of $87.5 million in 2000 and $7.9 million in 1999 and stock compensation expense of $72.5 million in 2000 and $7.6 million in 1999. The increase was due to non-cash expenses related to content and distribution services that resulted from the strategic alliances with News Corporation, which was consummated in January 2000, and Microsoft and DuPont which were established in November 1999 with our acquisition of WebMD, Inc. The increase in non-cash stock compensation was a result of the acquisitions made during 2000. Of the increase in sales, marketing, general and administrative expense, $120.4 million is a result of expenses incurred by the companies acquired in 2000.

      Depreciation, Amortization and Other. Depreciation, amortization and other increased to $2.187 billion in 2000 from $193.1 million in 1999. The increase is due primarily to the amortization of intangible assets associated with the companies acquired in 2000 and 1999 and $108.2 million of dividends and accretion of discount related to the Series A convertible preferred stock which was issued in 2000.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts, we recorded a total charge in the year ended December 31, 2000 of $452.9 million, which consisted of:

•	$320.9 million relating to the restructuring of contracts primarily associated with News Corporation and DuPont, of which $312.8 million represented non-cash charges

•	personnel-related restructuring costs of $70.1 million, of which $53.1 million represented non-cash stock option compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements. The balance relates to severance and outplacement services for approximately 1,100 employees that we identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company

•	facilities charges of $51.3 million, comprised of $37.2 million of future lease obligations and lease cancellation penalties and $14.1 million of non-cash fixed asset write-offs related to vacating duplicate facilities

•	$10.6 million of integration costs, which consist primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

      Loss on Investments. During 2000, we recorded a loss on equity investments in certain Internet-related companies of $39.6 million. We assessed various factors related to these investments, including the decline in the market prices where available, the review of each of the companies’ financial statements, including their cash positions and negative cash flow, as well as the change in market conditions with respect to the ability of companies such as these Internet start-up companies to raise additional capital. Based on this assessment, we determined that a permanent impairment existed in these investments.

      Interest Income, Net. Net interest income increased to $50.0 million in 2000 from $3.5 million in 1999. The increase was due to higher average cash balances resulting from the proceeds of Janus Capital Corporation’s $930 million investment in us through its managed mutual funds and $100 million from our strategic alliance with News Corporation, offset by the net cash paid for the companies acquired in 2000.

Results of Operations for 2001 by Operating Segment

      The following table presents the results of our operations for 2001 by quarter for each of our reportable segments:

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year Ended
	2001	2001	2001	2001	Dec. 31, 2001

	(in millions)
Revenues
Transaction services	$98.6	$97.8	$92.6	$95.0	$384.0
Physician services	66.1	66.5	62.1	65.5	260.2
Portal services	21.6	17.0	15.9	20.1	74.6
Inter-segment eliminations and other, net(a)	(1.8)	(2.6)	(3.6)	(4.2)	(12.2)

	$184.5	$178.7	$167.0	$176.4	$706.6

Income (loss) before restructuring and non-cash items
Transaction services	$8.9	$8.9	$10.6	$13.6	$42.0
Physician services	5.3	6.6	3.4	5.5	20.8
Portal services	(27.1)	(21.1)	(18.6)	(12.6)	(79.4)
Corporate and other	(30.7)	(26.2)	(21.3)	(16.6)	(94.8)
Interest income, net	10.9	8.1	6.4	3.7	29.1

	$(32.7)	$(23.7)	$(19.5)	$(6.4)	$(82.3)

Restructuring and non-cash items
Depreciation, amortization and other	$(759.8)	$(755.1)	$(751.5)	$(123.4)	$(2,389.8)
Non-cash content and distribution services and stock compensation	(38.2)	(31.8)	(26.4)	(27.5)	(123.9)
Impairment of long-lived and other assets	—	—	(3,826.9)	—	(3,826.9)
Restructuring and integration	(208.7)	(11.2)	(.3)	(46.6)	(266.8)

Loss from continuing operations	$(1,039.4)	$(821.8)	$(4,624.6)	$(203.9)	$(6,689.7)

(a)	Includes revenues related to technology outsourcing and consulting relationships and other non-core products that we decided to exit as a result of restructuring and integration efforts that commenced in the third quarter of 2000, and elimination of inter-segment revenues of $3.1, $3.2, $3.6 and $4.2 in the four quarters of 2001, respectively.

      The following is a discussion of the trends in quarterly results in each of our segments for 2001.

      Transaction Services. Revenues declined slightly between the March and June quarters primarily due to seasonality in this segment. Revenues declined between the June and September quarters due to seasonality and the elimination of revenues related to certain terminated product offerings or relationships, such as hospital and laboratory connectivity arrangements and the consolidation of duplicate product offerings. Revenues increased between the September and December quarters primarily as a result of seasonality. Medical related transactions tend to be highest in the December and March quarters as a result of a combination of the impact of the winter season and the resetting of insurance deductibles for patient visits to healthcare providers.

      Income before restructuring and non-cash items improved each consecutive quarter in both absolute dollars and a percentage of revenue as a result of our consolidation and integration efforts, particularly in the September and December quarters when the more significant operating facilities were combined.

      We may exit additional non-core products or relationships that could decrease revenues by as much as $5 million per quarter, beginning in the June 2002 quarter. We expect this to be more than offset by growth from new products and normal market growth. We do not anticipate that any loss of non-core revenues will have a negative impact on operating results. We anticipate continued improvements in operating efficiencies in 2002.

      Physician Services. Revenues increased slightly between the March and June quarters primarily as a result of increased sales of transaction processing subscription products to our installed base of physicians and the revenues from acquisitions completed at the end of the March quarter, offset in part by lower levels of new product sales due to the uncertain economy and its impact on the investment spending decisions of physician practices. Revenues declined between the June and September quarters primarily due to the impact of disruptions in sales and installation activity with physician offices resulting from the after-effects of the events of September 11, 2001. Revenues increased between the September and December quarters as the after-effects of September 11, 2001 abated.

      Income before restructuring and non-cash items increased between the March and June quarters due to the impact of certain large high margin sales in the June quarter. Income before restructuring and non-cash items decreased between the June and September quarters because of the impact of the after-effects of the events of September 11, 2001 on revenues and on shipping and traveling expenses. Income before restructuring and non-cash items increased in the December quarter as the after-effects of the events of September 11, 2001 abated.

      We expect some sequential quarter revenue growth in 2002 as we begin the introduction of our new product offerings. We expect income before restructuring and non-cash items for the year will increase in 2002, although sequential quarterly results may be impacted by roll out costs of new products in advance of revenue generation.

      Portal Services. Revenues declined between the March, June and September quarters as a result of the impact of the softening of the market for advertising on us and certain of our customers and partners and the timing of advertising placement based on the product marketing initiatives of our customers. Revenue increased between the September and December quarters due to higher revenues from our existing customers as they launched their product marketing initiatives, offset in part by a reduction in barter advertising revenues as we renegotiated the volume and site placement of advertising on our online distribution channels.

      Loss before restructuring and non-cash items declined each sequential quarter in 2001 as a result of our restructuring and integration and cost containment efforts. We have not yet completed the technology integration of our portal assets as well as the integration of the Medscape operations and WebMD portal operations. These efforts will continue during the first half of 2002.

      We anticipate portal revenues will increase slightly in 2002 as a result of the acquisition of the Medscape portal operations which occurred on December 26, 2001, and growth in sales to both new and existing customers, offset by a reduction in revenues as we eliminated certain non-core and non-profitable arrangements in 2001. We expect quarterly losses before restructuring and non-cash items to continue to decline each quarter in 2002 and generate income before non-cash and restructuring expenses in the December 2002 quarter.

      Inter-Segment Eliminations and Other, Net includes residual revenues from technology outsourcing and consulting relationships and other non-core products that were exited in 2001 of $1.1 million and $0.6 million in the March and June quarters. The increases in inter-segment eliminations each consecutive quarter results from the increased sales of transaction services products into the physician services customer base.

      We expect the trend in selling the transaction products into the physician service customer base to continue in 2002.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, corporate legal, human resources and risk management as well as the residual costs during the March and June quarters related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined each consecutive quarter in 2001 as a result of consolidating many duplicative corporate functions that existed in the companies acquired in 1999 and 2000.

      We expect that the corporate and other expenses will continue to decline in 2002 both in absolute dollars and as a percentage of revenues as we gain efficiencies as a result of the integration of these functions.

      Interest Income, Net declined in each consecutive quarter in 2001 due to a decline in cash available for investment and a continuing decline in interest rates.

      We anticipate that interest income will continue to decline in 2002 because of the significant amount of cash we used to repurchase our stock during the December 2001 quarter, cash used for acquisitions in the December 2001 quarter, and the continuing trend in lower interest rates.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of December 31, 2001, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in the integration of our acquisitions, strategic relationships, infrastructure and applications development. Our current expectation is to generate income before restructuring and integration charges, depreciation, amortization and other non-cash items in 2002.

      As of December 31, 2001, we had approximately $352.2 million in cash and cash equivalents and short-term investments. As of December 31, 2001, our working capital was $432.1 million. Subsequent to December 31, 2001, we invested approximately $150 million of cash and cash equivalents and short-term investments into securities with maturities of up to three years. As a result, we expect working capital will decrease when compared to December 31, 2001 as a result of classifying these investments as non-current assets.

      Cash used in operating activities was $139.2 million in 2001 compared to $461.6 million in 2000 and $76.0 million in 1999. The cash used during these periods was primarily attributable to the net losses of $6.684 billion in 2001, $3.086 billion in 2000 and $288.0 million in 1999, offset in part by non-cash charges of $6.526 billion, $2.767 billion and $208.6 million in 2001, 2000 and 1999, respectively. These non-cash charges consist of depreciation and amortization, impairment of long-lived and other non-cash expenses related to stock compensation, and content and distribution services, loss on investments and the non-cash portion of the restructuring and integration charge.

      Cash provided by investing activities was $83.2 million in 2001, compared to cash used in investing activities of $361.0 million in 2000 and cash provided by investing activities of $281.2 million in 1999. Cash provided in 2001 primarily related to maturities of federal agency notes. Cash used in 2000 primarily related to $286.9 million in net cash paid when we acquired Envoy, Medical Manager, CareInsite and OnHealth. Cash provided in 1999 primarily related to $296.5 million in net cash acquired when we merged with WebMD, Inc., MedE America and Medcast. Investments in property and equipment, excluding equipment acquired under capital leases, and internally developed software were $24.2 million in 2001, $30.2 million in 2000 and $27.0 million in 1999. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future.

      Cash used in financing activities was $181.7 million in 2001, primarily related to repurchase of our common stock, offset by proceeds from exercises of employee stock options. Cash provided by financing activities was $1.028 billion in 2000, primarily related to the net proceeds of the sale of our common stock to Janus and News Corporation and its affiliates, partially offset by repurchases of our common stock. Cash provided by financing activities was $61.1 million in 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options.

      In connection with the acquisition of CareInsite, we issued $10.0 million of Series B convertible redeemable preferred stock. On March 15, 2002, we redeemed the outstanding Series B preferred stock for $10.0 million in accordance with its terms.

      As of December 31, 2001, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2001 consisted primarily of obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration effort.

		Strategic
	Leases	Relationships	Total
Year Ending December 31,

	(In millions)
2002	$22.6	$7.3	$29.9
2003	19.0	.6	19.6
2004	15.7	—	15.7
2005	13.3	—	13.3
2006	11.2	—	11.1
Thereafter	52.7	—	52.7

      We believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our new products in 2002, for the foreseeable future. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either offset against the change in fair value of the hedged asset, liability or firm commitment through income, or held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. Adoption of SFAS No. 133 did not have a material impact on our financial condition or results of operations.

      On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt these pronouncements beginning January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will be amortized over their useful lives. As a result of adopting SFAS No. 141 and SFAS No. 142 effective as of January 1, 2002, the amortization of goodwill will be eliminated, resulting in a significant reduction of amortization expense for goodwill and certain other intangible assets. Additionally, we will be required to assess goodwill for impairment at least annually. We do not expect the impact of adopting the fair value based impairment test to be significant.

      On August 1, 2001, FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets.” We are required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 will not have a material impact on our financial condition or results of operations.

      On November 15, 2001, the FASB issued a Staff Announcement regarding EITF Topic D-103, which relates to the income statement classification of reimbursements received for out-of-pocket expenses. This Announcement requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to being offset against the related expense. Application of this Announcement is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Announcement. We will begin to apply the accounting prescribed in this Announcement in 2002. Upon application of this Announcement, we will reclassify reimbursements we have received for out-of-pocket expenses related to postage for customized billing statements mailed to patients on behalf of healthcare providers. This reclassification will result in an increase in revenue and cost of operations of $73.4 million for 2001 and $39.4 million for 2000.

Factors That May Affect Our Future Financial Condition or Results of Operations

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We must introduce new products and services and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological developments and changing customer needs. The pace of change in the markets we serve is rapid and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge.

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information technology products and services is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. See “Business — Competition” beginning on page 18.

New or newly integrated products and services will not become profitable unless they achieve sufficient levels of physician penetration and market acceptance

      There can be no assurance that physicians and payers will accept from us new products and services or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our transaction services and portal services into the physician office workflow, such as our handheld solution.

      Even physicians and payers who are already our customers may not purchase new or newly integrated products or services, especially when they are initially offered. Physicians using our existing products and services may refuse to adopt new or newly integrated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. Similarly, other healthcare participants may not accept new or newly integrated products and services from us developed for their use. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.

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

Developments in the healthcare industry could adversely affect our revenues

      Almost all of our revenues come from customers in various parts of the healthcare industry. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. Reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, including as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

      In addition, even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending on information technology and services or in some or all of the specific segments of that market we serve or are planning to serve. Expectations of our customers regarding pending or potential developments may also affect their budgeting processes and spending plans. We cannot provide assurance that the markets for our products and services will expand and develop or that we will have adequate technical, financial and marketing resources to maintain or increase our share of these markets or to enter additional markets.

      For additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see “Business — Government Regulation” beginning on page 20.

We have incurred and will continue to incur substantial losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception. During 2001, we identified certain indicators of possible impairment of long-lived assets, primarily goodwill and other acquired intangible assets and reviewed substantially all of our long-lived assets for impairment. These indicators included a further decline in the price of our common stock to its lowest price in the last twelve months accompanied by a significant decline in the volatility of our stock price, a sustained decline in valuations in the e-health, technology and Internet sectors, and the impact of recent trends in general economic conditions. As a result of this review, we determined that our long-lived and other assets, primarily goodwill and other acquired intangibles, were impaired and recorded a write-down of $3.827 billion during 2001. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or general economic conditions, could result in an additional assessment of our long-lived assets for impairment and could result in an additional impairment charge in the future.

      As of December 31, 2001, we had approximately $660.3 million of goodwill and other intangible assets reflected on our financial statements as a result of acquisitions. In the past, amortization of goodwill and other intangibles comprised a significant portion of our total net losses. However, as a result of the write-down related to our long-lived and other assets, primarily goodwill and other acquired intangibles, during the third quarter of 2001, and upon the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization and, as a result, we expect depreciation and amortization expense to be approximately $120 million to $130 million in 2002. We will be required to assess goodwill for impairment at least annually.

      In addition, we currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions in order to execute on our business plan. We expect that we will incur losses for at least the next 12 months and there can be no assurances that we will ever be profitable.

Revisions to or terminations of our strategic relationships could adversely affect our revenue

      As part of our restructuring and integration efforts, we undertook a review of our strategic relationships in light of several criteria, including strategic relevance to us and to the other party, potential conflicts with other relationships as a result of the numerous acquisitions we had made, profitability and impact on future revenue streams. As a result of this process, we entered into negotiations to revise or terminate many of those relationships. In some cases, we were able to redefine the relationships in a manner that better serves the needs of each party. In other cases, these discussions have resulted in termination of the relationships. These revisions and terminations have resulted in the elimination of potential revenues. Although we have substantially completed this process, we are still in discussions with certain of our partners in an effort to redefine those relationships in a manner that better serves the needs of each party. It is possible that, as a result of continuing discussions, these relationships may be revised or terminated, which may result in the elimination of additional revenue.

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and subject to rapid technological change. There can be no assurance that healthcare payers and providers will continue to use independent clearinghouses, such as WebMD Envoy, to transmit healthcare transactions. Some of our existing payer and provider customers and some of our strategic partners compete with us or plan to do so or belong to alliances that compete with us or plan to do so. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Business — Competition” beginning on page 18.

WebMD Envoy’s transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

      To market and increase the usage of our WebMD Envoy transaction services, we have developed relationships with practice management system vendors and large submitters of healthcare claims. WebMD Medical Manager is a competitor of these practice management system vendors. These vendors, as a result of our ownership of WebMD Medical Manager or for other reasons, may choose in the future to diminish or terminate their relationships with WebMD Envoy. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Envoy or WebMD Health. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Envoy’s transaction volume and financial results could be adversely affected.

WebMD Envoy’s transaction volume and financial results could be adversely affected if payers and providers conduct EDI transactions without using a clearinghouse

      There can be no assurance that healthcare payers and providers will continue to use WebMD Envoy and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers such as WebMD Envoy. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all.

Our ability to generate sufficient advertising and sponsorship revenue from our portal services is unproven

      We derive a portion of our revenues from advertising and sponsorships on our Web sites and other Web sites that license our content. The Internet advertising and sponsorship market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. Demand for Internet advertising in general has, during the past year, been weaker than in prior periods and there can be no assurance that such demand will return to the levels seen previously. We cannot provide assurance that we will be able to generate sufficient advertising or sponsorship revenue from our portal services to make these services profitable.

      We are seeking to enter into relationships with advertisers and sponsors in which we will be compensated based on specific negotiated criteria designed to demonstrate the value of our portal services to the advertisers and sponsors. The amount of compensation that we receive from such arrangements is inherently difficult to estimate and may be less than we believed it would be at the time of entering into such arrangements and at the time of performing the services.

Loss of a small number of key advertisers and sponsors could have a material adverse effect on our portal services revenues

      We expect that a substantial portion of our portal services revenue from advertising and sponsorship sales in any given future period may continue to come from a relatively small number of advertisers and sponsors. Thus, the loss of a small number of relationships with key advertisers and sponsors or reduction of their purchases could have a material adverse effect on our portal services revenues. We may lose such relationships or experience a reduction in purchases if we fail to meet our customers’ expectations or needs or to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry. See “Developments in the healthcare industry could adversely affect our revenues” on page 55 and “Business — Government Regulation” beginning on page 20.

The WebMD Health Network has limited experience with international operations and in adapting its services in non-United States markets

      To date, we have had limited experience in developing localized versions of our portal services and in marketing and operating our portal services internationally. However, we intend to continue to devote resources to expanding our portals business to select non-United States markets. To achieve this, we may enter into relationships with foreign business partners. We may experience difficulty in obtaining these partners and managing international operations because of distance, trade regulation, language barriers and cultural differences. The financial results of our international operations may be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political, regulatory and economic conditions, and difficulties we may encounter in protecting our intellectual property.

Our business could suffer if our software products and information technology systems contain errors, experience failures or do not meet customer expectations

      The software products and information technology systems we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our software products and information technology systems. We could face breach of warranty or other claims or additional development costs if our software contains undetected errors, or if our products experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

We could be subject to product liability claims if our products malfunction or provide inaccurate information

      We provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage. In addition, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts.

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

Performance problems with WebMD Envoy’s systems could adversely affect our business

      Our payer and provider customer satisfaction and our business could be harmed if WebMD Envoy experiences delays, failures or loss of data in its systems. We currently process our payer and provider transactions and data at our facilities and at a data center in Tampa, Florida that is operated by Verizon Data Services. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the Verizon facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

Some of our services will not be widely adopted until broadband connectivity is more generally available

      Some of our services and planned services require a continuous broadband connection between the physician’s office and our data center and/or the Internet. The availability of broadband connectivity varies widely from location to location and even within a single geographic area, due to factors such as the distance of a site from the central switching office. The future availability of broadband connections is unpredictable and is not within our control. While we expect that many physician office locations will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize our Internet-based services and the revenue we can expect to generate from those services.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

      A security breach could damage our reputation or result in liability. We retain confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, any well-publicized compromise of Internet security, whether or not related to our own operations, could reduce demand for our Internet-based services.

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure

      Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased usage.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations can be critical to our future performance. The amount and timing of the expected benefits of any acquisition are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business has established relationships;

•	our ability to retain or replace key personnel;

•	potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

      We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operations.

      Although our management attempts to evaluate the risks inherent in each transaction and to value acquisition candidates appropriately, we cannot assure you that we will properly ascertain all such risks or that acquired businesses and assets will perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, we are able to obtain from the seller.

Our business may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” beginning on page 29.

Healthcare regulation could adversely affect our business

      The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

      Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce and other products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.

      For more information regarding healthcare regulation to which we are or may be subject, see “Business — Government Regulation” beginning on page 20.

The effect of HIPAA on our business is difficult to predict and its implementation may cause unexpected problems

      As described under “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996” beginning on page 20 and “Business — Our Products and Services — Transaction Services or WebMD Envoy — HIPAA” on page 8, we believe that we are well-positioned to assist payers, providers and other healthcare participants with their efforts to comply with HIPAA and in their management of the period during which they and others are migrating to compliance. We are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and services. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions. The effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the HIPAA regulations will be made in the future or how those changes could affect our business.

      The extension of the deadline for complying with the HIPAA transaction standards will cause us to have a longer period of time in which we must accommodate our customers’ varying states of readiness to test new systems and move to the new standards. There can be no assurance that we will be able to meet our customers’ requested deadlines because of our inability to predict or significantly affect the timing of our customers’ requests for testing and validation of new systems and connections. The extended compliance period also may allow certain of our customers time to build compliant transaction systems that may diminish their need for certain of our transaction services.

Regulation of the Internet could adversely affect our business

      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for the methods of healthcare e-commerce that we are providing or developing or even prohibit the sale of particular products and services.

      For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” beginning on page 20.

We face potential liability related to the privacy and security of personal information we collect on our Web sites

      Internet user privacy has become a controversial issue both in the United States and abroad. We have privacy policies posted on our consumer portal and our professional portal that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we can give no assurance that the statements on our portals, or our practices, will be found sufficient to protect us from liability or adverse publicity in this area.

      For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see “Business — Government Regulation” beginning on page 20.

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

Third parties may bring claims against us as a result of content provided on our Web site, which may be expensive and time consuming to defend

      We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our Web site application. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

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

      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them.

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

The proposed disposition of our plastics and filtration technologies business may not be completed in accordance with our expectations

      The proposed disposition of our Porex plastics and filtration technologies business has taken longer than originally expected. We determined not to accept any of the offers made by potential buyers because we believed that the offers did not reflect the value of the Porex business. We plan to continue to explore various divestiture alternatives for the Porex business.

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

In the porous plastics area, Porex’s competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex’s products. In this area, Porex has several direct competitors in the United States, Europe and Asia. Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

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

Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the information under “Legal Proceedings” beginning on page 29.

Environmental regulation could adversely affect our plastics and filtration business. Certain environmental regulations apply to Porex’s business and Porex is subject to scheduled and random checks by environmental authorities. Porex seeks to conduct its business in substantial compliance with applicable regulations relating to the environment and hazardous wastes. However, we cannot be certain that Porex will not be found to have violated those regulations or taken other actions that cause it to be required to pay fines, remediation costs and damages, the amounts of which could be material.

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

      Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts for short-term investments and marketable securities expected to mature are $99.2 million during 2002.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

      Our financial statements required by this item are contained on pages F-1 through F-35 of this Annual Report on Form 10-K. See Item 14(a)(1) for a listing of financial statements provided.

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

      Except for the information regarding our executive officers required by Item 401 of Regulation S-K included in Part I of this Report, we will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

      We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions

      We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)-(2) Financial Statements and Schedules

      The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report.

      (a)(3) Exhibits

      See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein.

      (b) Reports on Form 8-K

      During the last quarter of the fiscal year ended December 31, 2001, the Registrant filed the following Report on Form 8-K:

•	Report on Form 8-K filed on October 15, 2001 pursuant to which the Registrant announced the settlement agreement between the Registrant and Quintiles Transnational Corp.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 25th day of March, 2002.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN J. WYGOD Martin J. Wygod	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 25, 2002

/s/ ANTHONY VUOLO Anthony Vuolo	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 25, 2002

/s/ MARK J. ADLER Mark J. Adler, M.D.	Director	March 25, 2002

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 25, 2002

/s/ L. JOHN DOERR L. John Doerr	Director	March 25, 2002

/s/ JAMES V. MANNING James V. Manning	Director	March 25, 2002

Signature	Capacity	Date

/s/ HERMAN SARKOWSKY Herman Sarkowsky	Director	March 25, 2002

/s/ MICHAEL A. SINGER Michael A. Singer	Director	March 25, 2002

/s/ JOSEPH E. SMITH Joseph E. Smith	Director	March 25, 2002

WebMD Corporation

Index to Consolidated Financial Statements and Supplemental Data

      The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7
Supplemental Financial Data:
The following financial supplementary data of the Registrant and its subsidiaries required to be included in Item 14(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

WebMD Corporation

      We have audited the accompanying consolidated balance sheets of WebMD Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

New York, New York

February 28, 2002

WebMD Corporation

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$253,011	$490,797
Short-term investments	99,194	—
Accounts receivable, net of allowance for doubtful accounts of $26,497 in 2001 and $26,205 in 2000	150,252	195,071
Current portion of prepaid content and distribution services	28,818	28,333
Assets held for sale	188,118	214,556
Other current assets	19,068	38,941

Total current assets	738,461	967,698

Marketable securities	15,707	219,686
Property and equipment, net	47,333	90,356
Prepaid content and distribution services	71,579	206,016
Goodwill, net	506,761	6,329,739
Intangible assets, net	153,538	439,455
Other assets	22,959	202,681

	$1,556,338	$8,455,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,180	$19,563
Accrued expenses	224,317	272,932
Deferred revenue	65,861	45,891

Total current liabilities	306,358	338,386

Other long-term liabilities	1,208	15,260

Series B convertible redeemable preferred stock, $.0001 par value; 200 shares authorized; 100 shares issued at December 31, 2001 and December 31, 2000	10,000	10,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized:
Series A convertible preferred stock; 2001: 213,000 shares authorized; no shares issued; 2000: 213,000 shares authorized, 155,951 shares issued	—	710,746
Common stock, $.0001 par value; 600,000,000 shares authorized; 2001: 366,956,160 shares issued; 2000: 361,233,643 shares issued	37	36
Additional paid-in capital	11,652,743	11,028,461
Treasury stock, at cost, 56,091,935 shares at December 31, 2001; 5,163,509 shares at December 31, 2000.	(222,582)	(30,759)
Accumulated other comprehensive income	12,093	4,996
Deferred stock compensation	(42,173)	(144,467)
Accumulated deficit	(10,161,346)	(3,477,028)

	1,238,772	8,091,985

	$1,556,338	$8,455,631

See accompanying notes.

WebMD Corporation

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue(1)	$706,595	$517,153	$102,149
Costs and expenses:
Cost of operations	468,688	383,565	88,576
Development and engineering	39,615	58,788	29,669
Sales, marketing, general and administrative	433,653	530,927	82,315
Depreciation, amortization and other	2,389,766	2,186,986	193,067
Impairment of long-lived and other assets	3,826,893	—	—
Restructuring and integration charge	266,755	452,919	—
Loss on investments	—	39,602	—
Interest income, net	29,106	50,026	3,486

Loss from continuing operations	(6,689,669)	(3,085,608)	(287,992)

Discontinued operations:
Net income from discontinued operations	5,351	—	—

Net loss	$(6,684,318)	$(3,085,608)	$(287,992)

Basic and diluted net loss per common share:
Loss from continuing operations	$(19.19)	$(12.61)	$(3.58)
Net income from discontinued operations	.01	—	—

Net loss per common share	$(19.18)	$(12.61)	$(3.58)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	348,569,519	244,688,375	80,366,695

(1)	Includes revenue from related parties of $3,000, $45,277 and $37,210 for the years ended December 31, 2001, 2000 and 1999, respectively.

See accompanying notes.

WebMD Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

			Stockholders’ Equity (continues on next page)

	Convertible
	Redeemable		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional	Deferred
							Paid-In	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation

Balance at December 31, 1998	—	$—	7,683,341	$46,101	54,463,097	$5	$123,670	$(6,935)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, warrant exercises and ESPP issuances	—	—	—	—	7,113,128	1	21,919	—
Repurchase of employee common stock	—	—	—	—	(147,201)	—	(608)	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,602	—	—	—	—	5,750,000	1	41,398	—
Conversion of preferred stock to common stock in connection with initial public offering	—	—	(7,683,341)	(46,101)	7,683,341	1	46,100	—
Issuance of common stock for services	—	—	—	—	8,020	—	48	—
Issuance of common stock for asset purchase	—	—	—	—	1,833,333	—	11,000	—
Issuance of common stock and assumption of options and warrants in connection with the 1999 mergers	—	—	—	—	76,865,578	8	4,120,851	—
Deferred stock compensation	—	—	—	—	—	—	6,261	(6,261)
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(474)	474
Stock compensation expense	—	—	—	—	—	—	—	7,633

Balances at December 31, 1999	—	—	—	—	153,569,296	16	4,370,165	(5,089)
Net loss	—	—	—	—	—	—	—	—
Unrealized gains on securities	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, warrant exercises, ESPP and 401(K) issuances	—	—	—	—	9,106,550	1	35,581	—
Issuance of stock in connection with private placements, strategic alliances and services	—	—	155,951	602,550	17,071,930	2	1,019,183	—
Reacquisition of warrants in connection with termination of a strategic alliance	—	—	—	—	—	—	(33,199)	—
Accretion of preferred stock	—	—	—	108,196	—	—	—	—
Issuance of common and preferred stock and assumption of options and warrants in connection with the 2000 mergers	100	10,000	—	—	181,485,867	17	5,499,835	(117,402)
Deferred stock compensation	—	—	—	—	—	—	83,752	(94,435)
Stock compensation expense	—	—	—	—	—	—	53,144	72,459
Purchase of treasury stock	—	—	—	—	—	—	—	—

Balances at December 31, 2000	100	10,000	155,951	710,746	361,233,643	36	11,028,461	(144,467)
Net loss	—	—	—	—	—	—	—	—
Unrealized gains on securities	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(K) and other issuances	—	—	—	—	3,722,517	1	12,994	—
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	2,000,000	—	24,739	—
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	(155,951)	(710,746)	—	—	559,575	—
Stock compensation expense	—	—	—	—	—	—	40,909	88,359
Purchase of treasury stock	—	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(13,935)	13,935

Balances at December 31, 2001	100	$10,000	—	$—	366,956,160	$37	$11,652,743	$(42,173)

WebMD Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Stockholders’ Equity (continued from prior page)

				Accumulated
	Treasury Stock			Other	Total
			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income	Equity

Balance at December 31, 1998	—	$—	$(103,428)	$—	$59,413
Net loss and comprehensive loss	—	—	(287,992)	—	(287,992)
Issuance of common stock for option exercises, warrant exercises and ESPP issuances	—	—	—	—	21,920
Repurchase of employee common stock	—	—	—	—	(608)
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,602	—	—	—	—	41,399
Conversion of preferred stock to common stock in connection with initial public offering	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	48
Issuance of common stock for asset purchase	—	—	—	—	11,000
Issuance of common stock and assumption of options and warrants in connection with the 1999 mergers	—	—	—	—	4,120,859
Deferred stock compensation	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—
Stock compensation expense	—	—	—	—	7,633

Balances at December 31, 1999	—	—	(391,420)	—	3,973,672
Net loss	—	—	(3,085,608)	—	(3,085,608)
Unrealized gains on securities	—	—	—	4,996	4,996

Comprehensive loss	—	—	—	—	(3,080,612)
Issuance of common stock for option exercises, warrant exercises, ESPP and 401(K) issuances	—	—	—	—	35,582
Issuance of stock in connection with private placements, strategic alliances and services	—	—	—	—	1,621,735
Reacquisition of warrants in connection with termination of a strategic alliance	—	—	—	—	(33,199)
Accretion of preferred stock	—	—	—	—	108,196
Issuance of common and preferred stock and assumption of options and warrants in connection with the 2000 mergers	—	—	—	—	5,382,450
Deferred stock compensation	—	—	—	—	(10,683)
Stock compensation expense	—	—	—	—	125,603
Purchase of treasury stock	5,163,509	(30,759)	—	—	(30,759)

Balances at December 31, 2000	5,163,509	(30,759)	(3,477,028)	4,996	8,091,985
Net loss	—	—	(6,684,318)	—	(6,684,318)
Unrealized gains on securities	—	—	—	7,097	7,097

Comprehensive loss	—	—	—	—	(6,677,221)
Issuance of common stock for option exercises, ESPP, 401(K) and other issuances	—	—	—	—	12,995
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	24,739
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	—	—	(151,171)
Stock compensation expense	—	—	—	—	129,268
Purchase of treasury stock	50,928,426	(191,823)	—	—	(191,823)
Adjustment to deferred stock compensation for terminations	—	—	—	—	—

Balances at December 31, 2001	56,091,935	$(222,582)	$(10,161,346)	$12,093	$1,238,772

See accompanying notes.

WebMD Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(6,684,318)	$(3,085,608)	$(287,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,389,766	2,186,986	193,067
Impairment of long-lived and other assets	3,826,893	—	—
Non-cash content and distribution services and stock compensation	123,925	159,932	15,567
Non-cash portion of restructuring charge	185,498	380,013	—
Loss on investments	—	39,602	—
Changes in operating assets and liabilities:
Accounts receivable	46,933	(31,419)	(20,653)
Other assets	20,842	16,342	(9,051)
Accounts payable	(5,970)	(45,441)	(29,356)
Accrued expenses	(46,688)	(90,372)	61,283
Prepaid content and distribution services	(7,609)	5,171	(1,868)
Deferred revenue	11,508	3,223	3,017

Net cash used in operating activities	(139,220)	(461,571)	(75,986)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(23,954)
Maturities of short-term investments	124,725	5,667	35,715
Purchases of long-term investments	—	(49,600)	—
Purchases of property and equipment	(24,223)	(30,221)	(27,045)
Cash paid in business combinations, net of cash acquired	(17,334)	(286,851)	296,450

Net cash provided by (used in) investing activities	83,168	(361,005)	281,166

Cash flows from financing activities:
Proceeds from issuance of common stock	12,995	1,065,848	62,711
Purchase of treasury shares	(191,823)	(30,759)	—
Payment of notes payable and other	(2,906)	(7,335)	(1,661)

Net cash (used in) provided by financing activities	(181,734)	1,027,754	61,050

Net (decrease) increase in cash and cash equivalents	(237,786)	205,178	266,230
Cash and cash equivalents at beginning of year	490,797	285,619	19,389

Cash and cash equivalents at end of year	$253,011	$490,797	$285,619

Supplemental disclosure of cash flow information:
Interest paid	$479	$651	$527

Supplemental schedule of non-cash investing and financing activities:
Issuance of equity securities in connection with business combinations, strategic alliances and services, and asset purchases	$24,739	$7,014,185	$4,131,907

Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliances	$(151,171)	$—	$—

Equipment acquired under capital lease obligations	$168	$215	$9,374

Deferred stock compensation related to acquisitions and options granted	$—	$211,837	$6,261

Conversion of convertible preferred stock to common stock	$—	$—	$46,101

See accompanying notes.

WebMD Corporation

Notes to Consolidated Financial Statements

December 31, 2001
(In thousands, except share and per share data)

1.     Summary of Significant Accounting Policies

Organization

      WebMD Corporation (the “Company”) was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation (“ActaMed”) in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/ WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/ WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and ActaMed for all years presented and for the WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite, OnHealth and other acquisitions for the period subsequent to each respective acquisition date.

      As a result of the Company’s restructuring and integration initiatives related to the above mentioned acquisitions, the Company has recently aligned its business into three operating segments as follows:

      Transaction Services or WebMD Envoy transmits electronic and Internet transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. This group provides connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., MedE America, Kinetra, Envoy and CareInsite acquisitions.

      Physician Services or WebMD Medical Manager develops and markets integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager brand. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes certain operations of Medical Manager and subsequent acquisitions.

      Portal Services or WebMD Health provides online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. The group also provides online content for use by media and healthcare partners in their Web sites. The group develops and sells on-line programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations of the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and subsequent acquisitions.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Porex Corporation and the Company’s other plastics and filtration technology subsidiaries (collectively referred to as “Porex”) are reflected as an asset held for sale.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of its prepaid content and distribution services, the carrying value of its assets held for sale, the carrying value of its long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets, the capitalization of software development costs, the carrying value of short-term and long-term investments, certain accrued expenses, revenue recognition and restructuring costs.

Cash and Cash Equivalents

      All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These short-term investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are invested in various investment-grade commercial paper, money market accounts and federal agency notes.

Marketable Securities

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date.

Long-Lived Assets

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to seven years for equipment and up to thirty-nine years for buildings. Leasehold improvements and equipment acquired under capital leases are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

Goodwill and Intangible Assets

      Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Amortization of intangible assets is computed on the straight-line basis over the respective estimated useful lives of the assets. For acquisitions completed prior to June 30, 2001, goodwill is being amortized over estimated useful lives of three to four years. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill recorded for acquisitions completed after June 30, 2001 is no longer subject to amortization (see Recent Accounting Pronouncements). Intangible assets related to acquired technology, customer lists, trademarks and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Recoverability

      In accordance with SFAS No. 121, “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” whenever events or changes in circumstances indicate that carrying amounts may not be recoverable, the Company reviews the recoverability of long-lived assets using an undiscounted cash flow methodology. The Company measures impairment losses using a discounted cash flow methodology.

Software Development Costs

Software to be Sold, Leased or Otherwise Marketed

      SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model. The costs incurred from the time a working model is available until general release are immaterial. There were no software costs capitalized in 2001, 2000 or 1999.

Internal Use Software

      The Company accounts for internal use software development costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. As of December 31, 2001, net capitalized software costs totaled $2,544, compared to $6,451 as of December 31, 2000. Capitalized software costs are amortized over a three-year period. In 2000, the Company capitalized $3,422 of internal direct costs in connection with the implementation of certain software projects. There were no such costs capitalized in 2001 and 1999.

Revenue Recognition

      Revenue is derived from the Company’s transaction services, physician services and portal services.

      The Company’s transaction services include administrative services, such as transaction processing for medical, dental, pharmacy claims, automated patient statements, and clinical lab and reporting services, such as lab test orders and results. Healthcare payers and providers pay fees to the Company for these services, generally on a per transaction basis. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. The Company also charges one-time implementation fees to providers and payers, that are recognized ratably over the contract term. Revenue from transaction services, which are generally priced on a per transaction or monthly basis, is recognized when the services are provided. Amounts received from healthcare providers related to postage, primarily for the mailing of customized billing statements to their patients, is recorded as a reduction of cost of operations. Such amounts were $73,408 and $39,357 for 2001 and 2000, respectively. See Recent Accounting Pronouncements for New Financial Accounting Standards Board (“FASB”) Staff Announcement Regarding the Classification of Such Reimbursements.

      The Company’s physician services include sales of The Medical Manager practice management system and related hardware, as well as the support and maintenance of these systems. Revenue from software licenses is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” for its software licenses. Software license fee revenue is recognized when a customer enters into a noncancelable license agreement, the software product has been delivered, there are

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Additionally, the total contract revenue is allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and the allocated revenue is recognized upon completion of those elements. Amounts billed in advance of recognized revenue are deferred. Revenue from the sale of hardware is recognized upon delivery to the customer. Revenue from support and maintenance contracts is recognized ratably over the contract period, which typically does not exceed one year. The Company also markets a variety of transaction processing services to physician practices, such as medical claim processing and automated patient statements. Payment for these services is typically monthly on a per transaction or fixed fee basis. Revenues are recognized when these services are provided.

      Portal services include advertising, sponsorship, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to the Company’s online distribution channels and the online and offline distribution channels of the Company’s strategic partners, as well as subscription fees to the Company’s physician portal. Subscription fees to the Company’s physician portal were discontinued as of December 31, 2000. Revenue from advertising is recognized as advertisements are delivered. Revenue from sponsorship arrangements is recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period the Company satisfies the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes the Company’s Internet-based services or purchases goods or services through the Company’s Web site or co-branded Web site with one of its strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period.

      The Company recognizes revenue related to the nonmonetary exchange of advertising for advertising when such exchanges are objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” for contractual agreements entered into prior to January 20, 2000. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. For contractual arrangements after January 20, 2000, the Company recognizes revenue based on the criteria set forth in Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) on Issue No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”). EITF 99-17 requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity received cash for similar transactions. Revenue recognized from arrangements deemed to be nonmonetary exchanges totaled approximately $19,009, $21,743 and $6,000 in 2001, 2000 and 1999, respectively. The costs related to these transactions were equal to the revenues and are included in sales, marketing, general and administrative expenses.

Concentration of Credit Risk

      None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2001 or 2000. Three of the Company’s customers each accounted for more than 10% of its revenue in 1999, and together accounted for approximately 41% of the Company’s revenue for the same period.

      The Company’s revenues are principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenues and results of operations.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The Company places its short-term investments in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated securities.

Income Taxes

      Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each year end. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Accounting for Stock-Based Compensation

      As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock option grants to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.”

Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

      The following table presents the calculation of basic and diluted net loss per common share:

	Years Ended December 31,

	2001	2000	1999

Net loss	$(6,684,318)	$(3,085,608)	$(287,992)

Basic and diluted:
Weighted-average shares of common stock outstanding	348,569,519	244,688,375	81,330,212
Less: Weighted-average shares subject to repurchase	—	—	(963,517)

Weighted-average shares used in computing basic and diluted net loss per common share	348,569,519	244,688,375	80,366,695

Basic and diluted net loss per common share	$(19.18)	$(12.61)	$(3.58)

      The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 159,058,030 in 2001, 169,664,930 in 2000 and 63,898,198 in 1999.

Recent Accounting Pronouncements

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for the year ended December 31, 2001. SFAS No. 133 establishes methods of accounting for

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (i) offset against the change in fair value of the hedged asset, liability of firm commitment through income or (ii) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. There was no material impact on the Company’s financial condition or results of operations from the adoption of SFAS No. 133.

      On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt these pronouncements beginning January 1, 2002, with certain provisions related to business combinations completed after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will be amortized over their useful lives. As a result of the Company’s adoption of SFAS No. 141 and SFAS No. 142: (i) no amortization was recorded for goodwill resulting from business combinations completed after June 30, 2001, (ii) effective as of January 1, 2002, the amortization of goodwill will be eliminated, resulting in a material reduction of amortization expense for goodwill and certain other intangible assets, and (iii) certain amounts previously classified as intangible assets will be reclassified as goodwill and consequently, no longer be subject to amortization. As a result of adopting SFAS No. 141 and No. 142, amortization expense is estimated to be approximately $100,000 in 2002. The Company does not expect the impact of adopting the fair value based impairment test to have a material impact on the Company’s financial condition or results of operations.

      On August 1, 2001, the FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets.” The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. Adoption of SFAS No. 144 will not have a material impact on the Company’s financial condition or results of operations.

      On November 15, 2001, the FASB issued a Staff Announcement regarding EITF Topic D-103, “Income Statement Classification of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This Announcement requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to offset against the related expense. Application of this Announcement is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified by this Announcement. The Company will adopt the accounting prescribed in this Announcement in 2002. Upon adoption, the Company will reclassify amounts it has received for expenses related to postage, primarily for the mailing of customized billing statements to patients on behalf of healthcare providers. This reclassification will result in an increase in both revenue and cost of operations of $73,408 for 2001 and $39,357 for 2000.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.     Business Combinations

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/ Medscape, Inc. (“Medscape”). Medscape operates both consumer and professional websites. The total purchase consideration for these assets was approximately $10,442 comprised of $9,242 in cash and estimated acquisition costs of $1,200. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $7,346 and intangible assets subject to amortization totaling $2,420 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with useful lives of 3 and 5 years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal services segment.

      In 2001, the Company acquired ten physician services companies for a total cost of $8,159, that was paid primarily in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $13,353 and an intangible asset subject to amortization of $100 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. Amortization of goodwill related to business combinations completed prior to June 30, 2001 has been provided based on an estimated useful life of three years. The intangible asset recorded has an estimated useful life of five years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2000 Acquisitions

Medical Manager and CareInsite

      On September 12, 2000, the Company completed its acquisition of Medical Manager, a provider of physician practice management systems in the U.S., and its publicly traded subsidiary CareInsite, a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. The Company exchanged 2.5 shares of its common stock for each share of Medical Manager common stock, 1.3 shares of its common stock for each share of CareInsite common stock and one share of its newly created Series B preferred stock for each share of CareInsite preferred stock. The total purchase consideration for Medical Manager and CareInsite was approximately $2,906,586, comprised of the issuance of 134,370,010 shares of the Company’s common stock having an aggregate value of $2,145,722, the issuance of 100 shares of the Company’s Series B convertible redeemable preferred stock with a value of $10,000, the assumption of options and warrants to purchase 81,084,865 shares of common stock with an aggregate fair value of $710,475 and estimated acquisition costs of $40,389, consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices are allocated to the tangible and intangible assets

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of purchase price, the Company recorded $54,000 for identifiable intangibles (primarily customer lists, trademarks and workforce) and $2,266,496 in goodwill. The identifiable intangibles are being amortized over their estimated useful lives of three to fifteen years. Goodwill is being amortized over three years. Medical Manager’s and CareInsite’s results of operations have been included in the Company’s consolidated financial statements from September 12, 2000, the closing date of the acquisition.

      In connection with the acquisition of Medical Manager and the related integration and consolidation, the Company’s Board of Directors approved management’s plan to dispose of Porex Corporation and its other plastics and filtration technologies subsidiaries (collectively referred to as “Porex”). See note 6.

OnHealth

      On September 12, 2000, the Company completed its acquisition of OnHealth, a source of consumer-oriented health and wellness information, products and services on the Web. The Company exchanged 0.189435 shares of its common stock for each share of OnHealth common stock. The total purchase consideration was approximately $363,010, comprised of $25,000 in loans to OnHealth, approximately 4,678,609 shares of common stock having an aggregate fair value of $287,267, the assumption of options and warrants to purchase 1,384,113 shares of common stock with an aggregate fair value of $46,893 and estimated acquisition costs of $3,850 consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of purchase price, total goodwill recorded in connection with the purchase was $374,634 and is being amortized over three years. OnHealth’s results of operations have been included in the consolidated financial statements from September 12, 2000, the closing date of the acquisition.

Envoy

      On May 26, 2000, the Company completed its acquisition of Envoy, a provider of electronic data interchange and transaction processing services to participants in the healthcare market, from Envoy’s parent, Quintiles Transnational Corp. (“Quintiles”). The total purchase consideration was approximately $2,440,240, comprised of a $400,000 cash payment, 35,000,000 shares of common stock having an aggregate fair value of $2,022,781 and an estimated $17,459 in acquisition costs (consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs). Stock received by Quintiles in the transaction was subject to restrictions on sale for one to two years from the date of issuance. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, the Company recorded $159,200 for identifiable intangibles (primarily customer lists and trademarks) and goodwill of $2,211,565. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years. Envoy’s results of operations have been included in the Company’s consolidated financial statements from May 26, 2000, the closing date of the acquisition. In October 2001, the Company reacquired the 35,000,000 shares of common stock owned by Quintiles. See Note 3.

Kinetra

      On January 31, 2000, the Company completed its acquisition of Kinetra, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company. Kinetra is a provider of health

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

information networks and healthcare e-commerce services that enhance decision-critical information flow within the healthcare field. The total purchase consideration for Kinetra was approximately $291,538, comprised of 7,437,248 shares of common stock having an aggregate value of $286,288, $5,250 of acquisition costs and a nominal amount of cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, the Company recorded $49,000 for identifiable intangibles (primarily customer lists, trademarks and acquired technology) and goodwill of $235,000. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill is being amortized over three years. Kinetra’s results of operations have been included in the Company’s consolidated financial statements from January 31, 2000, the closing date of the acquisition.

1999 Acquisitions

WebMD, Inc.

      On November 12, 1999, the Company completed its acquisition of WebMD, Inc., a provider of Web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers. The Company exchanged 1.796 shares of its common stock for each share of WebMD, Inc. common stock. The total purchase consideration was approximately $3,659,921, comprised of the issuance of 63,932,659 shares of common stock with an aggregate fair value of $2,204,478, the assumption of options and warrants to purchase 49,012,168 shares of common stock with an aggregate fair value of approximately $1,409,746, and $45,697 of acquisition costs (consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs) and approximately $2,530 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. Identifiable intangible assets of approximately $196,307, primarily related to acquired technology, customer lists, and trademarks are being amortized over one to five years. WebMD, Inc.’s results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

MedE America

      On November 12, 1999, the Company completed its acquisition of MedE America, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers. The Company exchanged 0.7494 shares of its common stock for each share of MedE America stock. The total purchase consideration was approximately $417,292, comprised of the issuance of 10,404,454 shares of the Company’s common stock with an aggregate fair value of $388,221, the assumption of options to purchase 468,584 shares of the Company’s common stock with an aggregate fair value of approximately $13,644, and $15,427 of acquisition costs. Acquisition costs consisted principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs and approximately $4,756 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. Identifiable intangible assets of approximately $105,545, primarily related to customer lists, trademarks and acquired technology, are being amortized over three to four years.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

MedE America’s results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

Medcast

      On November 12, 1999, the Company completed its acquisition of Medcast, an Internet-based medical news and information service. The total purchase consideration was approximately $112,953, comprised of the issuance of 2,528,465 shares of the Company’s common stock with an aggregate fair value of $101,391, the assumption of options to purchase 164,036 shares of the Company’s common stock with an aggregate fair value of approximately $3,378, $2,336 in cash and $5,848 of acquisition costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. Identifiable intangible assets of $17,700, primarily related to customer lists, trademarks and acquired technology are being amortized over two to three years. Medcast’s results of operations have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

Acquisition of Certain Clinical Assets

      In January 1999, the Company purchased certain assets from SmithKline Beecham Corporation, used by its subsidiary SmithKline Labs, to provide laboratory results delivery services in exchange for $2,000 in cash and 1,833,333 shares of the Company’s common stock with a value of $11,000. In conjunction with the asset acquisition agreement, the Company entered into a services agreement with SmithKline Labs under which the Company will provide certain electronic laboratory results delivery services to various provider sites. On August 16, 1999, SmithKline Labs was sold by SmithKline Beecham to an unrelated third party.

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for 2000 and 1999 gives effect to the acquisitions of WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite and OnHealth including the amortization of goodwill and other intangible assets as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these amounts for any future periods. The 2001 acquisitions have been excluded as the pro forma impact of such acquisitions was not significant.

	Year Ended December 31,

	2000	1999

Net revenue	$794,272	$631,857

Net loss	$(4,157,317)	$(3,589,792)

Basic and diluted net loss per share	$(11.63)	$(10.87)

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

3.     Significant Transactions

Quintiles Transnational Corporation

      As part of the transaction in which the Company acquired Envoy from Quintiles Transnational Corp. in May 2000, Quintiles and the Company entered into a Data Rights Agreement and an Internet Product Development and Marketing Agreement. In February 2000, Quintiles filed an action for breach of the Data Rights Agreement against the Company. On October 12, 2001, the Company and Quintiles entered into an agreement to settle this litigation (“Settlement Agreement”). Pursuant to the Settlement Agreement, the Company and Quintiles terminated the Data Rights Agreement and the Internet Product Development and Marketing Agreement and all other agreements between them. Pursuant to the court order in the litigation, Quintiles continued to receive de-identified data from the Company until February 28, 2002. The Company and Envoy have no further obligation to provide, and no longer provide, any data to Quintiles.

      In accordance with the terms of the Settlement Agreement, the Company purchased from Quintiles all 35,000,000 shares of WebMD common stock held by Quintiles for $185,000 in cash. The fair market value of the repurchased shares on the date of settlement was $126,000 and has been recorded as treasury stock. The excess of the purchase price of the shares over their fair market value was $59,000 and has been recorded as a component of restructuring and integration charges along with a benefit of $7,000 related to the release from certain obligations in relation to the Company’s acquisition of Envoy.

      The Settlement Agreement also provides that Quintiles will have the right to receive a payment (payable at the Company’s option in cash and/or stock) in the event that, on or before June 30, 2004, a transaction closes in which the Company is acquired at a price per the Company’s common share greater than $4.00 or in which Envoy is sold at an aggregate price of greater than $500,000. The Company is under no obligation to pursue either of these types of transactions. In the event an acquisition of the Company agreed to on or before June 30, 2003 closes on or before June 30, 2004, the payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35,000,000. In the event a sale of Envoy agreed to on or before June 30, 2003 closes on or before June 30, 2004, the payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500,000. If the acquisition of the Company or sale of Envoy is agreed to after June 30, 2003 and closes on or before June 30, 2004, the payment will be 80% of the above-mentioned payments.

America Online, Inc.

      In May 2001, the Company entered into an agreement for a strategic alliance with AOL Time Warner, Inc. (“AOL”). The term of the agreement is three years. Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on AOL properties that include AOL, AOL.com, CompuServe and Netscape.com. In addition, the Company created a co-branded personalized health service for AOL that features the Company’s personalized news, health assessment and monitoring tools, communities and newsletters, integrated with AOL’s calendaring and reminders. The Company and AOL intend, through the co-branded services, to provide users with the ability to communicate with their health plans, physicians, pharmacies and other providers. The Company and AOL will share revenue from advertising (whether or not related to healthcare), commerce and programming on the health channels of the AOL properties and on the co-branded service, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. In connection with the strategic alliance, the Company issued to AOL a warrant to purchase 2,408,908 shares of the Company’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and is being amortized over the term of the strategic alliance as a non-cash distribution expense included in sales, marketing, general and administrative expense.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

News Corporation

      Pursuant to an agreement signed and publicly announced in December 1999 and closed in January 2000, the Company entered into a strategic relationship with News Corporation. On December 29, 2000, this strategic alliance was revised by the parties. On February 15, 2001, the Company completed all transactions related to its revised strategic relationship with News Corporation. The original relationship and the new relationship are each described below.

Original Relationship

      The financial terms of the strategic relationship included: $700,000 in media services by News Corporation, comprised of $400,000 domestically and $300,000 internationally over 10 years; $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to the Company of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com. The Company issued an aggregate of 155,951 shares of Series A preferred stock, convertible into 21,282,645 shares of the Company’s common stock. In addition, affiliates of News Corporation purchased 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $100,000 in cash.

New Relationship

      The Company retained the right to receive $205,000 in domestic media services from News Corporation over ten years and will continue to provide content for use across News Corporation’s media properties for the next four years for cash payments totaling $12,000 annually. News Corporation transferred its 50% interest in the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD’s Series A convertible preferred stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. The Company included approximately $17,759, determined using the Black-Scholes option pricing model, as a non-cash restructuring charge related to this issuance.

Microsoft

      The Company entered into a five-year strategic alliance with Microsoft in May 1999. In March 2001, the Company executed a non-binding letter of intent with Microsoft with respect to a new relationship. In April 2001, the Company entered into definitive agreements with Microsoft to implement the new relationship, which is effective as of January 1, 2001. In connection with the original strategic relationship, Microsoft acquired shares of common stock and a warrant to purchase shares of common stock of WebMD, Inc. These securities were converted into securities of the Company as a result of the merger of the Company and WebMD, Inc. in November 1999. As of December 31, 2001, Microsoft had a warrant to purchase 13,676,389 shares of the Company’s common stock at an exercise price of $30.16 per share. The warrant is fully vested and expires on May 12, 2004. The original relationship and the new relationship are each described below.

Original Relationship

      Under the terms of the original strategic relationship, the Company developed, hosted and maintained on its servers a health channel for MSN and was required to pay Microsoft an aggregate of $162,000 in carriage fees for the distribution of that content. In addition, Microsoft and the Company each committed

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

co-marketing funds of $50,000 over the first two years of the term. As of December 31, 2000, the Company had recorded $30,562 as sales, marketing, general and administrative expense related to the carriage fees.

      Microsoft was required to remit to the Company 100% of the net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft placed on WebMD.com each year during the term until the Company received an amount equal to that year’s carriage fees, including guaranteed minimum amounts of $22,500 in each of the first two years of the term, and was required to share revenue equally with the Company after that. The Company was required to pay Microsoft a 25% commission on the portion of the revenue received up to the annual guaranteed minimum amounts for all advertisements placed by Microsoft. The Company recognized this advertising revenue when Microsoft notified it that advertisements had been placed on the health channel and billed by Microsoft, not based on the guaranteed minimum amounts. During 2000, the Company recognized $5,996, net of commissions, related to health channel advertising.

      Microsoft agreed to sponsor up to 5.0 million subscriber months, for $29.95 per month, of subscriptions to the Company’s physician Web site over the term of the agreement. The Company was required to pay a $5 per month commission on all subscriptions placed by Microsoft. During 2000, the Company recorded $16,114 as revenue, net of commissions, related to subscriptions sponsored by Microsoft.

      The Company was required to share with Microsoft 50% of net revenue from banner and other advertising on the Company’s physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, the Company was required to share 25% of this revenue with Microsoft. In addition, the Company was required to share with Microsoft 15% of the Company’s net revenue from e-commerce transactions and additional services not included in the basic subscription to the Company’s physician Web site generated by these sponsored subscriptions. There were no obligations to Microsoft as of December 31, 2000 relating to this provision.

     New Relationship

      To implement the new relationship, the parties entered into two definitive agreements. The first agreement related to technology matters and was terminated by the parties on September 14, 2001. No payments were made by either party under the terminated agreement. Under the second agreement, the Company will program the majority of the MSN health channel, and the Company and MSN will share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with the Company receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached) and 60% thereafter. The Company will no longer pay carriage fees to Microsoft. The term of this agreement is scheduled to expire on June 30, 2004. In connection with the new relationship, the parties agreed that Microsoft would no longer be responsible for funding the sponsorship of subscriptions to the Company’s physician portal, and the Company would no longer be required to share with Microsoft revenue generated by physician usage of the Company’s healthcare portals.

E.I. du Pont de Nemours and Company

      Prior to its merger with the Company, WebMD, Inc. entered into a strategic relationship under which E.I. du Pont de Nemours and Company (“DuPont”) agreed to be the exclusive provider of life science content. DuPont also agreed to certain co-promotion, marketing and banner rights on the Company’s Web site. DuPont agreed to pay carriage fees totaling $26,000 over three years. In addition, DuPont agreed to sponsor approximately 6 million subscriber months during the five-year term of the agreement. The

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Company and DuPont agreed to share in the revenue generated by the Web site for advertising, third party carriage fees and e-commerce. In connection with the agreement, the Company issued a warrant to DuPont to purchase 9,946,966 shares of common stock at $8.00 per share. The warrant vested immediately upon issuance and expires five years from the issuance date.

      In December 2000, in connection with its restructuring and integration efforts, the Company and DuPont agreed to terminate their strategic alliance. In connection with the termination of the existing agreement, DuPont surrendered a portion of its warrant to purchase common stock of the Company, and retained a right to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company recorded $33,199 in paid in capital related to the reacquisition of a portion of the warrant and a non-cash charge of $33,785 related to the write-off of prepaid content and distribution services as a component of restructuring and integration charges for the year ended December 31, 2000.

4.     Impairment of Long-Lived and Other Assets

      During 2001, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets. The indicators of possible impairment that were identified included a decline in the price of the Company’s common stock to its lowest price in the previous twelve months accompanied by a significant decline in the volatility of the Company’s stock price, a sustained decline in valuations in the e-health, technology and Internet sectors and the impact of recent trends in general economic conditions.

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

      The Company determined the amount of the impairment by comparing the fair value of each asset grouping to the related carrying value. The fair value for each asset grouping was determined primarily using a discounted cash flow approach. As a result of these comparisons and the adjustment to reflect the carrying value of the Company’s plastic and filtration technologies business to fair value (see note 6), the Company recorded a write-down of $3,826,893 related to its long-lived assets reflecting the difference between the carrying value and fair value of the asset groupings. The write-down consisted of $3,663,233 of goodwill, $94,186 of other acquired intangibles, $42,979 of other long-lived assets and $26,495 of assets held for sale.

5.     Restructuring and Integration Charges

      In the third quarter of 2000, the Company’s board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers.

      As part of the Company’s restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and the other party, potential conflicts with other relationships as a result of the numerous

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

acquisitions made by the Company, profitability and impact on future revenue streams. As a result of this process, the Company entered into discussions to revise or terminate many of those relationships. In some cases, the Company and the other party have agreed to redefine the relationships in a manner that better serves the needs of each party. In other cases, these discussions have resulted in the termination of relationships.

      In connection with the Company’s restructuring and integration efforts, the Company recorded a total charge in the year ended December 31, 2000 of $452,919 that consists of: (i) $320,879 relating to the restructuring of contracts primarily associated with News Corporation and DuPont, of which $312,791 represented non-cash charges, (ii) personnel-related restructuring costs of $70,173, of which $53,144 represented non-cash stock option compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 1,100 employees that the Company identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company, (iii) facilities charges of $51,262, comprised of $37,184 of future lease obligations and lease cancellation penalties and $14,078 of non-cash fixed asset write-offs related to vacating duplicate facilities, and (iv) $10,605 of integration costs, consisting primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of the Company’s business. Integration costs are recorded as expense in the period in which they arise.

      The Company’s restructuring and integration efforts continued in 2001, and a new plan to include the impact of eliminating duplicate functions resulting from the acquisition of Medscape (“Medscape Restructuring”) was initiated. As a result of the Medscape Restructuring, 115 employees were notified of termination in December 2001. In connection with the continuing restructuring and integration efforts, a charge was recorded for the twelve months ended December 31, 2001 of $266,755, that consists of: (i) $123,206 primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133,500 represented non-cash charges for the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999 offset by a $15,610 benefit for the settlement of certain obligations from the original strategic relationship with Microsoft , as well as net payments of $5,316 made to exit contractual obligations, (ii) $52,000 associated with the settlement of the original Quintiles agreements, of which $59,000 was a charge recorded for the difference between the purchase price and fair value of the 35,000,000 shares of the Company’s common stock acquired in October 2001, offset by a $7,000 benefit related to the release of the Company from certain obligations in relation to the Company’s acquisition of Envoy, (iii) personnel-related costs of $67,604, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 615 additional employees that the Company identified and notified of termination during the twelve months ended December 31, 2001, of which $2,777 related to 115 employees notified of termination as a result of the Medscape Restructuring, (iv) facilities charges of $15,538, comprised of future lease obligations and lease cancellation penalties related primarily to additional anticipated costs of exiting previously vacated facilities as a result of declines in rental values in certain markets and vacating additional facilities identified during the twelve months ended December 31, 2001, and (v) $8,407 of integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Other	Total

Initial accrual	$17,029	$37,184	$18,693	$72,906
Cash payments	(8,430)	(1,341)	(10,010)	(19,781)

Balance at December 31, 2000	8,599	35,843	8,683	53,125
Accrual	15,606	15,538	50,113	81,257
Cash payments	(20,749)	(10,484)	(58,796)	(90,029)

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353

      As of December 31, 2001, $2,777 related to the Medscape Restructuring is included in the severance portion of the accrual. The Company expects to pay substantially all the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, during 2002.

6.     Discontinued Operations

      In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company’s acquired businesses, the Company’s board of directors approved management’s plan to dispose of Porex Corporation. Porex was wholly owned by Medical Manager prior to the completion of the Company’s acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications.

      The expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included as a single line item in current assets as provided by the consensus reached by EITF No. 87-11, “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”). In accordance with EITF 87-11, the results of operations of Porex were excluded from the Company’s consolidated statements of operations prior to September 12, 2001. Porex had net income of $12,000 for the period from January 1, 2001 through September 12, 2001, and net income of $16,000 from the acquisition date through September 12, 2001. Porex’s net income reflects the impact of tax benefits from being included in the Company’s consolidated tax return.

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company is now required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The Company expects Porex to generate earnings while the Company continues to explore various divestiture alternatives. The fair value of Porex was estimated by management to be $185,000 in September 2001. As a result, the Company recorded an adjustment to its carrying value of $26,495. The adjustment to the carrying value is included in the impairment of long-lived and other assets (see note 4). The fair value of Porex continues to be recorded as assets held for sale. The net income for Porex for the period from September 13, 2001 to December 31, 2001 is reflected in the Company’s consolidated statement of operations as net income from discontinued operations. The Company received $5,294 of cash distributions from Porex in 2001. These distributions were recorded as a reduction of the carrying value in Porex.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Assets and liabilities of the discontinued operations were as follows:

Current assets	$72,440
Property, plant and equipment, net	46,725
Other long term assets, net	135,944
Current liabilities	(22,557)
Long term liabilities	(44,434)

Assets held for sale	$188,118

7.     Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” For the years ended December 31, 1999 and 2000, the Company reported and managed its operations within a single segment, as a provider of connectivity to participants in the healthcare industry. As a result of the substantial completion of the Company’s restructuring and integration efforts that began in the third quarter of 2000, the Company has recently aligned itself into three operating segments. Inter-segment revenues are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring and non-cash items. Non-cash items include depreciation, amortization, impairment charges, loss on investments and other non-cash expenses primarily comprised of stock compensation expense and the non-cash expenses related to content, distribution, advertising and services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances.

      Summarized financial information for each of the reportable segments is presented below. Segment information related to income or loss before restructuring and non-cash items for 2000 and 1999 has not been provided as the Company’s operations and internal reporting were not organized in a manner consistent with the current reportable segments and the Company has determined it is impracticable to identify such information.

	Years Ended December 31,

	2001	2000	1999

Revenues
Transaction services	$384,040	$270,392	$46,302
Physician services	260,209	83,633	—
Portal services	74,626	140,045	6,839
Eliminations and other, net(a)	(12,280)	23,083	49,008

	$706,595	$517,153	$102,149

Income (loss) before restructuring and non-cash items
Transaction services	$41,987	$—	$—
Physician services	20,827	—	—
Portal services	(79,437)	—	—
Corporate and other	(94,813)	—	—
Interest income, net	29,106	—	—

	$(82,330)	$(246,169)	$(79,358)

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2001	2000	1999

Restructuring and non-cash items
Depreciation, amortization and other	$(2,389,766)	$(2,186,986)	$(193,067)
Non-cash content and distribution services and stock compensation	(123,925)	(159,932)	(15,567)
Impairment of long lived and other assets	(3,826,893)	—	—
Restructuring and integration	(266,755)	(452,919)	—
Loss on investments	—	(39,602)	—

Loss from continuing operations	$(6,689,669)	$(3,085,608)	$(287,992)

(a)	Includes revenues related to information technology outsourcing, consulting and other operations that the Company began to exit as a result of restructuring and integration efforts that began in the third quarter of 2000, and elimination of inter-segment revenues of $14,061, $3,108 and $0 in 2001, 2000 and 1999, respectively.

The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented.

8.     Prepaid Content and Distribution Services

      In connection with obtaining Web site content and distribution services, the Company paid cash or issued equity instruments to certain service providers, in conjunction with business combinations or strategic alliances. The amount of payments made or the fair value of equity instruments issued has been capitalized and is being amortized over the term of the related agreement. Prepaid content and distribution services are summarized as follows:

	December 31,

	2001	2000

Current Portion
Content	$549	$4,589
Services	21,133	23,065
Distribution	7,136	679

	$28,818	$28,333

Long-Term Portion
Content	$417	$417
Services	63,384	64,321
Distribution	7,778	141,278

	$71,579	$206,016

9.     Long-Lived Assets

      During 2001, the Company recorded an impairment charge of $3,826,893 to write-down the carrying value of long-lived and other assets, primarily goodwill and acquired intangibles to fair value. See note 4.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2001	2000

Computer equipment	$33,369	$88,832
Land and buildings	4,201	6,001
Office equipment, furniture and fixtures	12,660	19,975
Purchased software for internal use	14,096	20,197
Leasehold improvements	6,520	19,095

	70,846	154,100
Less accumulated depreciation	(23,513)	(63,744)

Property and equipment, net	$47,333	$90,356

      Depreciation expense was $30,500, $29,548 and $9,710 for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following:

		December 31,
	Amortization
	Period	2001	2000

Goodwill	3-4 years	$2,418,004	$8,407,226
Customer lists	3-5 years	204,052	232,730
Other	2-5 years	184,092	372,509

		2,806,148	9,012,465
Less accumulated amortization		(2,145,849)	(2,243,271)

Goodwill and intangible assets, net		$660,299	$6,769,194

      Amortization expense was $2,359,265, $2,049,242 and $181,009 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2001	2000

Accrued outside services	$37,072	$26,302
Accrued merger costs	1,200	37,722
Accrued restructuring costs	44,353	53,125
Accrued compensation	41,543	29,288
Other accrued liabilities	100,149	126,495

Total accrued expenses	$224,317	$272,932

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

11.     Commitments and Contingencies

Legal Matters

Porex Mammary Implant Litigation

      Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone mammary implants. The typical case or claim alleges that the individual’s mammary implants caused one or more of a wide range of ailments. Certain of the actions against Porex have been dismissed or settled by the manufacturer or insurance carriers of Porex without material cost to Porex. The Company believes its insurance coverage provides adequate coverage against liabilities that could arise from actions or claims arising out of Porex’s distribution of implants.

Envoy Securities Litigation

      Envoy and some of its officers were named as defendants in three identical lawsuits filed in the United States District Court for the Middle District of Tennessee, Nashville Division. The plaintiff in each of these lawsuits purported to represent a class of persons who purchased the securities of Envoy during the class period from February 12, 1997 through August 18, 1998. In these three original complaints, the plaintiffs sued the defendants for violations of the federal securities laws. The District Court ordered the three cases consolidated under the caption In re Envoy Corporation Securities Litigation, and on December 28, 1998, the plaintiffs, pursuant to the district court’s consolidation orders, filed a consolidated class action complaint. The consolidated complaint reasserted the federal securities law claims and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation.

      Plaintiffs allege that the defendants made material misrepresentations and omissions in Envoy’s public filings and public statements concerning Envoy’s financial statements and Envoy’s accounting for some charges taken in connection with acquisitions. Plaintiffs allege that, as a result of defendants’ alleged actions, Envoy’s reported earnings during the class period were overstated and the price for Envoy’s common stock was artificially inflated. Plaintiffs seek recovery of an unspecified sum in damages on behalf of persons who allegedly purchased Envoy’s stock at allegedly inflated prices.

      On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs’ claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the court dismissed the consolidated complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. On May 31, 2000, defendants filed a motion to dismiss the amended consolidated complaint. The court on February 2, 2001 entered an order denying in part and granting in part defendants’ motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to defendants Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants.

      The parties have engaged in preliminary settlement discussions which have not yet resulted in agreement on terms for a settlement.

      The Agreement and Plan of Merger among Healtheon/ WebMD, Pine Merger Corp., Envoy, Quintiles and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify the Company with respect to this litigation.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Other Legal Proceedings

      In the normal course of business, the Company is involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on the Company’s financial position and results of operations.

Strategic Relationships

      The Company has agreements with various content providers and strategic partners whereby the Company is committed to pay certain amounts in connection with content and distribution services obtained for use on its Web site and certain distribution arrangements. The Company’s non-cancelable future commitments under these agreements are as follows:

Year Ending December 31,
2002	$7,305
2003	625
Thereafter	—

$7,930

Leases

      The Company leases its office and other facilities under operating lease agreements that expire at various dates through February 2013. Total rent expense for all operating leases was approximately $18,968, $14,376 and $2,925 in 2001, 2000 and 1999, respectively. Future minimum lease commitments under non-cancelable lease agreements (including leases identified as part of the Company’s restructuring and integration efforts) at December 31, 2001 were as follows:

	Gross Operating	Sublease	Net Operating
	Leases	Income	Leases
Year Ending December 31,
2002	$22,837	$(240)	$22,597
2003	19,212	(197)	19,015
2004	15,891	(160)	15,731
2005	13,306	(25)	13,281
2006	11,160	—	11,160
Thereafter	52,650	—	52,650

Total minimum lease payments	$135,056	$(622)	$134,434

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

12.     Retirement Plan

      The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for Company matching and discretionary contributions. The Company has recorded expenses related to these plans of $5,449 and $222 for 2001 and 2000, respectively. There were no Company contributions to the plans in 1999.

13.     Stockholders’ Equity

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

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the Company announced that its Board of Directors authorized an additional $50,000 under the Program. As of December 31, 2001, the Company has repurchased 15,928,426 shares at a cost of approximately $65,823 under the Program. These shares are reflected as treasury shares in the accompanying consolidated balance sheet.

      On October 12, 2001, the Company and Quintiles Transnational Corporation settled the litigation between the two companies. Under the terms of the settlement, the companies agreed to terminate all of their business agreements and the Company agreed to purchase from Quintiles for $185,000 in cash all 35,000,000 shares of the Company’s common stock held by Quintiles. These shares are reflected as treasury shares in the accompanying consolidated balance sheet. The fair market value of these shares on the date of the settlement was $126,000 and has been recorded as treasury stock. The excess of the purchase price of the shares over their fair market value was $59,000 and has been recorded as a component of restructuring and integration charges.

Series A Convertible Preferred Stock

1998 Series A

      In November 1998, the Company issued 7,683,341 shares of Series A Convertible Preferred Stock (“1998 Series A Preferred”) for $46,101 of cash proceeds. Upon the closing of the initial public offering in February 1999, all of the outstanding shares of 1998 Series A Preferred were converted into shares of common stock.

2000 Series A

      In January 2000, the Board of Directors authorized 213,000 shares of Series A Convertible Preferred Stock (“2000 Series A Preferred”) with a par value of $0.0001 per share and a face value of $5,000 per share. The 2000 Series A Preferred is entitled to quarterly dividends at a per annum rate of 10.5% of the face amount plus any accrued and unpaid dividends, payable in additional shares of 2000 Series A Preferred. With respect to dividend rights, other than the right to receive additional shares of 2000 Series A Preferred, rights on liquidation, winding up or dissolution, whether voluntary or involuntary, the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Series A Preferred ranks on a parity with the Company’s common stock and junior to the Series B Preferred. The 2000 Series A Preferred converts into common stock automatically on the third anniversary of the date of issuance. The 2000 Series A Preferred holders are entitled to vote with common stockholders on an as converted basis.

      At December 31, 2000, there were 155,951 shares of 2000 Series A Preferred stock outstanding, convertible into 21,282,645 shares of the Company’s common stock. In connection with the revised strategic alliance during 2001 with News Corporation, the 155,951 shares of 2000 Series A Preferred were surrendered to the Company and at December 31, 2001 no shares of Series A Preferred stock were outstanding.

      Included in depreciation, amortization and other in the accompanying statement of operations for the year ended December 31, 2000 is $108,196 representing dividends and accretion of discount related to the 2000 Series A Preferred Stock.

Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized 200 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Preferred in exchange for all the outstanding shares of CareInsite’s preferred stock. The Series B Preferred ranks, with respect to the payment of dividends and to distribution of assets upon liquidation, dissolution or winding up, whether voluntary or involuntary, senior to all of the Company’s common stock and to the 2000 Series A Preferred. The Series B Preferred pays no annual dividend and shares in any dividends paid on the common stock on an as converted basis. The Series B Preferred is convertible in March 2002 into an aggregate of 263,957 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred is redeemable for an aggregate of $10,000 by the Company or the holder in March 2002 or by the holder following the notice of a change of control of the Company. In March 2002, the Company will redeem the outstanding Series B Preferred for $10,000 in accordance with its terms.

      The Series B Preferred holder generally has no voting rights. However, as long as Series B Preferred are outstanding, the Company may not, without the affirmative vote or consent of the holder of a majority of the Series B Preferred voting separately as a class, directly or indirectly or through merger or consolidation, (i) amend, alter or repeal any provision of the certificate of incorporation or corporate bylaws so as to adversely affect the rights, preferences, privileges or powers of the Series B Preferred; (ii) authorize or issue any new class of shares of capital stock having a preference with respect to dividends, redemption and/or liquidation over the Series B Preferred; or (iii) reclassify any capital stock into shares having a preference with respect to the dividends, redemption and/or liquidation over the Series B Preferred.

Warrants

      The Company has warrants outstanding to purchase 35,873,529 shares of common stock at prices ranging from $.67 to $74.22 per share, with a weighted average exercise price of $24.39 per share. Substantially all of the outstanding warrants are currently vested and exercisable.

      In January 2000, in connection with an Internet marketing and services agreement entered into with a distributor, the Company issued a warrant to purchase 4,376,445 shares of the Company’s common stock at $1.00 per share. The warrant vests over a four-year period, subject to certain performance thresholds. As of December 31, 2000, the Company estimated that the performance thresholds were not achieved and no value was assigned to the warrants. As of December 31, 2001, the Company estimated the distributor was entitled to a warrant for 2,000,000 shares and recorded $13,418, determined using the Black-Scholes option

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

pricing model, as a non-cash distribution services expense included in sales, marketing, general and administrative expense. In January 2002, the Internet marketing and services agreement was terminated and the distributor retained a warrant to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The warrant is fully vested and expires on January 24, 2007.

14.     Stock Option Plans

      The Company has various stock option plans (collectively, the “Plans”) for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates. Options are generally granted at prices not less than the fair market value on the date of grant. Options granted under the Plans expire within four to fifteen years from the date of grant. An aggregate of 16,548,218 shares of common stock remain reserved for issuance under the Plans at December 31, 2001.

      In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At December 31, 2001, there were options to purchase 7,437,500 shares of common stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.

      In connection with the mergers with Medical Manager, CareInsite and OnHealth, the Company assumed all the outstanding options issued under the respective stock option plans and arrangements and, after the application of the exchange ratio, reserved 76,640,029 shares for Medical Manager and CareInsite and 1,354,482 shares for OnHealth of common stock for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of these acquisitions, options for 21,265,330 and 1,067,796 shares, respectively, were fully vested. The remainder of the shares vest based upon the terms of the original plans ranging from three to five years.

      In 1999, the Company assumed all outstanding options issued under the respective stock option plans and arrangements and, after application of the exchange ratio, reserved the following shares of common stock per merger: 14,734,986 for WebMD, Inc., 468,584 for MedE America, and 164,036 for Medcast, for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of these acquisitions, the number of fully vested options were: 8,637,406 for WebMD, Inc., 60,136 for MedE America, and 83,626 for Medcast. The remainder of the options vest based upon the terms of the original plans, generally four years.

      The Company recorded deferred stock compensation as a component of stockholders’ equity of approximately $211,837 and $6,261 in 2000 and 1999, respectively. No deferred stock compensation was recorded in 2001. These amounts represented the difference between the exercise price and the deemed fair value of common stock on the date the stock options were granted. The components of the $211,837 of deferred stock compensation recorded in 2000 are: (i) $117,402 related to 54,538,222 unvested options assumed in the Medical Manager, CareInsite and OnHealth mergers, (ii) $79,577 related to 7,943,761 options granted to Envoy employees at $4.23 per share on June 20, 2000 and (iii) $14,858 related to 1,365,416 options granted to certain Company executives in May and June of 2000 with exercise prices ranging from $2.00 to $9.06. At December 31, 2001, the Company had a total of approximately $42,173 remaining to be amortized on a graded vesting method over the remaining three years.

      The Company recorded stock compensation expense, primarily related to deferred stock compensation recorded in connection with acquisitions, of $129,268, $125,603 and $7,633 in 2001, 2000 and 1999, respectively, of which $51,998 and $53,144 were included in restructuring and integration charges in 2001 and 2000, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      A summary of the status of the Company’s stock option plans for the three year period ended December 31, 2001 is presented below:

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	per Share	Shares	per Share	Shares	per Share

Outstanding at the beginning of the year	128,045,133	$15.79	27,644,846	$9.98	11,512,800	$2.06
Granted	23,057,311	4.39	41,419,515	15.85	7,407,738	20.41
Assumed	—	—	77,994,511	17.18	15,367,606	7.95
Exercised	(2,701,776)	3.17	(7,769,440)	3.49	(5,501,438)	2.71
Cancelled	(27,216,167)	19.34	(11,244,299)	19.85	(1,141,860)	7.54

Outstanding at the end of the year	121,184,501	12.99	128,045,133	15.79	27,644,846	9.98

Exercisable at the end of the year	65,352,769	$14.15	43,800,961	$13.54	9,207,424	$3.91

      The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2001:

	Outstanding			Exercisable

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
		Exercise	Life		Exercise
Exercise Prices	Shares	Price	(In Years)	Shares	Price

$0.0500 - $3.4300	20,039,149	$3.0506	8.89	2,840,175	$0.7556
$3.5300 - $6.0400	18,672,675	4.8874	6.10	14,936,426	4.9188
$6.0500 - $11.5500	22,768,829	10.2653	7.65	9,270,519	9.8634
$11.5625 - $13.8462	17,816,657	13.1068	7.45	10,167,327	13.1655
$13.8750 - $18.7500	18,721,513	16.0076	7.38	14,331,065	15.9461
$18.8125 - $34.2308	19,965,413	25.4522	6.55	11,878,985	25.7098
$34.3269 - $105.0000	3,200,265	45.8460	6.93	1,928,272	46.6424

	121,184,501	$12.9902	7.35	65,352,769	$14.1506

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

      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Expected volatility	0.9	1.0	1.0
Risk free interest rate	3.04%	5.29%	5.60%
Expected option lives (years)	0.5-3.5	0.5-3.5	3.3
Weighted fair value of options granted at prices equal to market price during the year	$2.70	$11.79	$8.08
Weighted fair value of options granted at prices below market price during the year	$—	$11.19	$—

      The pro forma information is as follows:

	Year Ended December 31,

	2001	2000	1999

Net loss (in thousands):
As reported	$(6,684,318)	$(3,085,608)	$(287,992)

Pro forma	$(6,728,997)	$(3,280,942)	$(322,999)

Basic and diluted net loss per common share
As reported	$(19.18)	$(12.61)	$(3.58)

Pro forma	$(19.30)	$(13.41)	$(4.02)

      The pro forma results indicated above are not intended to be indicative of or a projection of future results.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time, (the “1998 Purchase Plan”) became effective upon the completion of the initial public offering on February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the lesser of the fair market value on the first and last day of each purchase period. A total of 1,981,194 shares of common stock remain reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in connection with the 2000 mergers, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 876,960 and 1,006,645 shares were issued under this plan during 2001 and 2000, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

15.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$715,424	$429,736
Restructuring costs	30,905	52,188
Research and development tax credits	11,607	2,353
Other accrued expenses	19,328	10,107
Fair value of investments	11,209	15,094
Allowance for doubtful accounts	10,495	9,958
Depreciation	3,281	3,963
Other	677	946

Total deferred tax assets	802,926	524,345
Valuation allowance	(728,915)	(277,152)

Net deferred tax assets	74,011	247,193

Deferred tax liabilities:
Intangible assets	(35,032)	(189,484)
Tax basis	(15,327)	(38,000)
Other	(23,652)	(19,709)

Total deferred tax liabilities	(74,011)	(247,193)

Net deferred tax assets and liabilities	$—	$—

      The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	2001	2000	1999

United States federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Impairment and restructuring expenses	18.3	3.0	—
Goodwill amortization	11.3	23.8	21.6
Valuation allowance	4.9	8.1	12.8
Other	(0.5)	(0.9)	(0.4)

Effective income tax rate	—	—	—

      A valuation allowance equal to 100% of the deferred tax assets and liabilities has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. The valuation allowance for deferred tax assets increased by $451,763 and $159,660 in 2001 and 2000, respectively.

      At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,882,695, that expire in 2004 through 2021, and federal tax credits of approximately $11,607, which expire in 2006 through 2021.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

16.     Related Party Transactions

      Revenue from related parties consists of revenue attributable to News Corporation (until February 15, 2001, the date News Corporation surrendered its Series A Convertible Preferred Stock), Microsoft (until October 22, 2001, the date Charles G.V. Stevens, Vice President of Microsoft’s Enterprise Partner Group, resigned from the Board of Directors), UnitedHealth Group (until January 23, 2000, the date William W. McGuire, M.D., the Chairman and Chief Executive Officer of UnitedHealth Group, resigned from the Board of Directors) and SmithKline Labs (until August 16, 1999, the date SmithKline Labs was sold to an unrelated third party).

17.     Fair Value Of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	2001		2000

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$253,011	$253,011	$490,797	$490,797

Short-term investments	97,005	99,194	—	—
Marketable Securities	5,803	15,707	214,690	219,686

	$355,819	$367,912	$705,487	$710,483

      As of December 31, 2001, the Company’s short-term investments consisted principally of U.S. Treasury Notes and Certificates of Deposit. At December 31, 2000, the Company’s marketable securities consisted principally of U.S. Treasury Notes and Federal Agency Notes. At December 31, 2001, marketable securities represented equity investments in publicly traded companies.

      A summary of the fair value and gains and losses relating to the Company’s financial instruments is as follows:

	December 31,

	2001			2000

	Cost Basis	Fair Value	Gain	Cost Basis	Fair Value	Gain

Available for sale
Debt securities	$97,005	$99,194	$2,189	$214,690	$219,686	$4,996
Equity securities	5,803	15,707	9,904	—	—	—

	$102,808	$114,901	$12,093	$214,690	$219,686	$4,996

      The Company’s investments in debt securities have contractual maturities of one year or less.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

18.     Quarterly Financial Data (Unaudited)

      The following table summarizes the quarterly financial data for the years ended December 31, 2001 and 2000. Net loss per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

			Net loss per share
	Revenues	Net Loss	(Basic and Diluted)

2001
March 31, 2001	$184,491	$(1,039,359)	$(2.91)
June 30, 2001	178,714	(821,783)	(2.30)
September 30, 2001	167,035	(4,623,646)	(12.86)
December 31, 2001	176,355	(199,530)	(.62)

Year Ended December 31, 2001	706,595	(6,684,318)	(19.18)

2000
March 31, 2000	$65,881	$(431,465)	$(2.47)
June 30, 2000	101,074	(518,304)	(2.64)
September 30, 2000	151,247	(786,925)	(3.17)
December 31, 2000	198,951	(1,348,914)	(3.75)

Year Ended December 31, 2000	517,153	(3,085,608)	(12.61)

[This page intentionally left blank]

Schedule II.     Valuation and Qualifying Accounts

	Years Ended December 31, 2001, 2000, and 1999

	Balance at	Charged to
	Beginning	Costs and			Balance at
	of Year	Expenses	Acquired	Write-offs	End of Year

	(In thousands)
December 31, 2001
Allowance for Doubtful Accounts	26,205	26,739	484	(26,931)	26,497
Valuation Allowance for Deferred Tax Assets	277,152	329,942	121,821	—	728,915
December 31, 2000
Allowance for Doubtful Accounts	2,681	11,867	14,859	(3,202)	26,205
Valuation Allowance for Deferred Tax Assets	117,492	249,783	(90,123)	—	277,152
December 31, 1999
Allowance for Doubtful Accounts	152	3,531	1,011	(2,013)	2,681
Valuation Allowance for Deferred Tax Assets	40,530	36,783	40,179	—	117,492

S-1

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Reorganization dated as of February 24, 1998 among Registrant, MedNet Acquisition Corp. and ActaMed Corporation (incorporated by reference to Exhibit 2.0 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
2.2	—	Agreement and Plan of Reorganization dated as of April 20, 1999, as amended, among Registrant, Merc Acquisition Corp. and MedE America Corporation (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.3	—	Agreement and Plan of Reorganization dated as of May 20, 1999, as amended, among Registrant, WebMD, Inc. and Water Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.4	—	Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/ WebMD Corporation, GNN Merger Corp. and Greenberg News Networks, Inc. (incorporated by reference to Exhibit 2.3 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.5	—	Purchase Agreement dated as of December 20, 1999 among Electronic Data Systems Corporation, Eli Lilly and Company, Integrated Medical Systems, Inc., Kinetra LLC and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed February 10, 2000)
2.6	—	Agreement and Plan of Merger dated as of January 22, 2000 among Registrant, Envoy Corporation, Quintiles Transnational Corp. and QFinance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed January 27, 2000)
2.7	—	Agreement and Plan of Merger dated as of February 13, 2000 between Registrant and Medical Manager Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/ A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.8	—	Agreement and Plan of Merger dated as of February 13, 2000 among Registrant, Avicenna Systems Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K/ A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.9	—	Agreement and Plan of Merger dated as of February 15, 2000 among Registrant, Tech Acquisition Corporation and OnHealth Network Company (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/ A filed February 22, 2000)
2.10	—	Asset Purchase Agreement dated as of December 26, 2001 by and among Registrant, Medscape, Inc., Medscape Enterprises, Inc., and MedicaLogic/ Medscape, Inc. (incorporated by reference to Exhibit 2.1 to MedicaLogic/ Medscape, Inc.’s Report on Form 8-K filed January 10, 2002)
3.1	—	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed September 13, 2000), as amended by Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	—	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	—	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit
No.		Description

10.1	—	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.2	—	Form of Series B Preferred Stock Purchase Warrant between Registrant and certain of Registrant’s Investors (incorporated by reference to Exhibit 10.22 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.3	—	Amended and Restated Investors’ Rights Agreement dated as of January 28, 1998 among Registrant and certain of Registrant’s Security Holders (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.4	—	Amended and Restated Investors’ Rights Agreement dated as of January 28, 1998 among Registrant and certain of Registrant’s Security Holders (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.5	—	Warrant to purchase shares of common stock of Registrant dated December 29, 2000 issued to Gleacher & Co. LLC (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.6	—	Warrant to purchase shares of common stock of Registrant dated March 9, 2000 issued to Eric J. Gleacher (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.7*	—	Distribution and Cross Promotion Agreement dated May 6, 1999 among Microsoft Corporation, WebTV Networks, Inc., MSNBC Interactive News, L.L.C. and WebMD, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.8	—	Investment Agreement dated May 12, 1999 among WebMD, Inc., Microsoft Corporation and each of the other persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.9	—	Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.10*	—	Agreement dated May 19, 1999 among Registrant, WebMD, Inc. and Microsoft Corporation (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.11	—	Letter Agreement dated March 27, 2000 between Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.12	—	Stock Purchase Agreement dated January 26, 2000 between Registrant and Janus Capital Corporation (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.13	—	Healtheon/ WebMD Corporation Registration Rights Agreement dated January 26, 2000 between Registrant and Janus Capital Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.14	—	Healtheon/ WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/ FIT Cable, LLC, AHN/ FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

Exhibit
No.		Description

10.15	—	Healtheon/ WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.16	—	Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.17	—	Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.18	—	Data Rights Agreement dated as of May 26, 2000, as amended, between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.19	—	Internet Product Development and Marketing Agreement dated as of May 26, 2000 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.20**	—	Letter Agreement dated June 18, 2000 between Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.20 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.21**	—	Amended and Restated Stock Option Agreement dated August 21, 2000 between Medical Manager Corporation and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.22**	—	Amended and Restated Employment Agreement dated June 18, 2000 among Medical Manager Corporation, CareInsite, Inc. and Marvin P. Rich (incorporated by reference to Exhibit 10.26 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.23**	—	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10.24**	—	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.25**	—	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed August 1, 2000)
10.26**	—	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 333-90795) filed November 12, 1999)
10.27**	—	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.28**	—	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.29**	—	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)

Exhibit
No.		Description

10.30**	—	1991 Director Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.31**	—	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.3 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.32**	—	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.3 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.33**	—	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.34**	—	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.35**	—	1996 Class C Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.1 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.36**	—	1997 Class D Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.37**	—	1998 Class E Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.1 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.38**	—	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.39**	—	Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10.40**	—	1995 Avicenna NQ Stock Option Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-19043) filed December 31, 1996)
10.41**	—	1998 Porex Technologies Corp. Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.42**	—	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.43**	—	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.44**	—	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/ Prospectus included in Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
10.45**	—	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)

Exhibit
No.		Description

10.46**	—	Letter Agreement dated September 11, 2000 between Medical Manager Corporation and Marvin P. Rich (incorporated by reference to Exhibit 10.50 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.47**	—	Employment Agreement dated February 1, 1998 between WebMD, Inc. and K. Robert Draughon (incorporated by reference to Exhibit 10.51 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.48**	—	Letter Agreement dated September 12, 2000 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.52 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.49**	—	Letter Agreement dated September 12, 2000 between Registrant and Jack D. Dennison (incorporated by reference to Exhibit 10.53 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.50**	—	Letter Agreement dated October 11, 2000 between Registrant and Jack D. Dennison (incorporated by reference to Exhibit 10.54 to Registrant’s Amendment on Form 10-K/ A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.51	—	Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/ WebMD Cable Corporation, Healtheon/ WebMD Internet Corporation, The News Corporation Limited, Fox Entertainment Group, Inc. AHN/ FIT Cable, LLC and AHN/ FIT Internet, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.52	—	International Assignment Agreement dated as of February 15, 2001 among Registrant, HW International Holdings, Inc., The News Corporation Limited, Eastrise Profits Limited and IJV Holdings Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.53	—	Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 1, 2001)
10.54**	—	Letter Agreement dated September 26, 2001 between Registrant and Marvin P. Rich (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.55**	—	Agreement dated October 8, 2001 between Registrant and Martin J. Wygod
21	—	Subsidiaries of Registrant
23.1	—	Consent of Ernst & Young LLP, Independent Auditors
24.1	—	Power of Attorney (see page 68)

*	Confidential treatment was received with respect to certain portions of this document.

**	Agreement relates to executive compensation