Form 10-K/A
period 2001-12-31
WEBMD CORP /NEW/
filed 2002-04-30
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

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

Registrant’s telephone number including area code: (201) 703-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of each class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $8.17 on March 15, 2002, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $2,325,775,845. As of March 15, 2002, the registrant had outstanding 312,383,902 shares of common stock.

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Amended & Restated 1998 Employee Stock Purchase
2001 Employee Non-Qualified Stock Option Plan
Employment Agreement
Letter Agreement
Employment Agreement
Employment Agreement
Agreement
Form of Amended and Restated Stock Option Agree.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this report. The following table sets forth information regarding our current directors:

Name	Age	Position

Martin J. Wygod(1)	62	Chairman of the Board of Directors and Chief Executive Officer
Mark J. Adler, M.D.(2)(3)	45	Director
Paul A. Brooke(1)	56	Director
L. John Doerr(1)(2)(3)	50	Director
James V. Manning(1)	55	Director
Herman Sarkowsky	76	Director
Michael A. Singer	54	Director and Member of the Office of the President
Joseph E. Smith(1)(2)(3)	63	Director

(1)	Member of the Executive Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee

      Martin J. Wygod has served as Chairman of the Board of Directors of WebMD since March 2001, as our Chief Executive Officer since October 2000 and as a director since September 2000. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. From May 1989 until September 2000, Mr. Wygod was Chairman of the Board and a director of Medical Manager Corporation and its predecessor, Synetic, Inc. For part of that time, he was also Chief Executive Officer of Medical Manager. He also served as Chairman of the Board of CareInsite, Inc. from 1999 until September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

      Mark J. Adler, M.D., has served as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until September 2000. Dr. Adler is an oncologist and has been medical director of the San Diego Cancer Center since he founded it in 1991 and is a director of the San Diego Cancer Research Institute. He is also currently President and Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California.

      Paul A. Brooke has served as a director of WebMD since November 2000. Mr. Brooke has been the managing member of PMSV Holdings LLC, a private investment firm, since 1993 and a venture partner of MPM Bioventures, a venture capital firm specializing in the healthcare industry, since 1997. Mr. Brooke has also been an advisory director to each of Morgan Stanley and Skyline Partners since April 2000. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC.

      L. John Doerr has served as a director of WebMD since July 1997. He has been a general partner at Kleiner Perkins Caufield & Byers, or KPCB, a venture capital firm, since 1980. Prior to joining KPCB, Mr. Doerr worked at Intel Corporation for five years. He is also a director of Amazon.com, Inc., an online merchant, Drugstore.com, Inc., an online personal healthcare retailer, Handspring, Inc., a maker of handheld personal computers, Homestore.com, Inc., a web-based home-related information company, Intuit Inc., a financial software company, and Sun Microsystems, Inc., a computer software company.

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

      Michael A. Singer has served as a member of the Office of the President of WebMD since September 2001 and as Chief Executive Officer and President, WebMD Medical Manager and as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until September 2000. Mr. Singer was Vice Chairman and Co-Chief Executive Officer of Medical Manager from July 1999 until September 2000. Mr. Singer was Chairman of the Board and Chief Executive Officer of Medical Manager Health Systems, Inc., then known as Medical Manager Corporation, and its predecessors for more than five years prior to July 1999.

      Joseph E. Smith has served as a director of WebMD since September 2000. Mr. Smith was a director of CareInsite from 1999 until September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, most recently as Corporate Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith is a director of Boren, LePore and Associates, Inc., a pharmaceutical services company. He also serves on the Board of Trustees of the International Longevity Center, a non-profit organization.

      The terms of Messrs. Doerr and Smith will expire at our annual meeting in 2002, the terms of Messrs. Brooke, Manning and Wygod will expire at our annual meeting in 2003 and the terms of Dr. Adler and Messrs. Sarkowsky and Singer will expire at our annual meeting in 2004.

      No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer of WebMD, except that Messrs. Manning, Singer, Smith and Wygod and Dr. Adler were originally appointed as directors in connection with the merger transactions in September 2000 involving WebMD, Medical Manager and CareInsite.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements, except that Herman Sarkowsky filed an amended Form 3 to reflect the fact that he owned, at the time he became a director of WebMD, 21,000 more shares than previously reported.

Item 11.     Executive Compensation

Executive Compensation

      The following table sets forth information concerning the compensation earned for services rendered to WebMD by the “named executive officers.” The named executive officers are our chief executive officer and our five other most highly compensated executive officers who earned more than $100,000 in 2001 and were serving as executive officers at the end of 2001. Also included in this table is information concerning one individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2001.

      In accordance with the rules of the SEC, this table does not include certain perquisites and other benefits received by the named executive officers, which do not exceed the lesser of $50,000 or 10% of any officer’s salary and bonus disclosed in this table.

Summary Compensation Table

						Long-Term
						Compensation

		Annual Compensation				Awards

						Securities
						Underlying		All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Options(#)		Compensation($)

Martin J. Wygod	2001	$350,750	(1)	$—		1,395,000		$—
Chairman of the Board of	2000	300	(2)	—		—	(3)	—
Directors and Chief
Executive Officer
Kevin M. Cameron	2001	450,000		100,000		500,000		—
Executive Vice President,	2000	135,000	(2)	—		—	(4)	—
Business Development(5)
Roger C. Holstein	2001	450,000		175,000		500,000		—
Chief Executive Officer,	2000	121,250	(2)	—		—	(6)	—
WebMD Health(5)
Charles A. Mele	2001	450,000		100,000		500,000		—
Executive Vice President,	2000	135,000	(2)	—		—	(7)	—
General Counsel and
Secretary
Michael A. Singer	2001	450,000		100,000		500,000		—
Chief Executive Officer	2000	135,000	(2)	—		—	(8)	—
and President, WebMD Medical Manager(5)
Anthony Vuolo	2001	450,000		100,000		500,000		—
Executive Vice President	2000	135,000	(2)	—		—	(9)	—
and Chief Financial Officer
Patricia Fili-Krushel(10)	2001	541,667		136,986	(11)	—		343,750	(12)
Former Chief Executive	2000	727,564	(13)	363,014	(13)	550,000		—
Officer, Consumer Sales and Services

(1)	Mr. Wygod’s annual salary was increased to $1.4 million per year, effective as of October 1, 2001. See “Compensation Agreements with Executive Officers — Arrangements with Martin J. Wygod” below.

(2)	Messrs. Wygod, Cameron, Holstein, Mele, Singer and Vuolo were not employed by us prior to our mergers with Medical Manager and CareInsite on September 12, 2000. As a result, only compensation that we paid to those executive officers beginning on that date is reflected in this table.

(3)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 3,000,000 shares of our common stock at an exercise price of $12.75 per share, 25,000 shares of our common stock at an exercise price of $10.00 per share, 25,000 shares of our common stock at an exercise price of $14.80 per share, 25,000 shares of our common stock at an exercise price of $15.50 per share, 25,000 shares of our common stock at an exercise price of $22.90 per share and 585,000 shares of our common stock at an exercise price of $13.8462 per share.

(4)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 625,000 shares of our common stock at an exercise price of $12.2125 per share, 325,000 shares of our common stock at an exercise price of $17.5481 per share, 125,000 shares of our common stock at an exercise price of $11.55 per share and 200,000 shares of our common stock at an exercise price of $12.75 per share.

(5)	Also a member of WebMD’s Office of the President.

(6)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 20,000 shares of our common stock at an exercise price of $5.20 per share, 625,000 shares of our common stock at an exercise price of $12.90 per share, 625,000 shares of our common stock at an exercise price of $13.95 per share, 234,000 shares of our common stock at an exercise price of $13.8462 per share and 750,000 shares of our common stock at an exercise price of $11.55 per share.

(7)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 75,000 shares of our common stock at an exercise price of $5.80 per share, 487,500 shares of our common stock at an exercise price of $12.90 per share, 212,500 shares of our common stock at an exercise price of $14.75 per share, 208,000 shares of our common stock at an exercise price of $13.8462 per share, 187,500 shares of our common stock at an exercise price of $18.20 per share, 97,500 shares of our common stock at an exercise price of $34.2308 per share, 625,000 shares of our common stock at an exercise price of $11.55 per share and 200,000 shares of our common stock at an exercise price of $12.75 per share.

(8)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 1,625,000 shares of our common stock at an exercise price of $28.55 per share and 1,125,000 shares of our common stock at an exercise price of $11.55 per share.

(9)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 100,000 shares of our common stock at an exercise price of $4.60 per share, 312,500 shares of our common stock at an exercise price of $4.00 per share, 77,500 shares of our common stock at an exercise price of $12.90 per share, 125,000 shares of our common stock at an exercise price of $13.95 per share, 125,000 shares of our common stock at an exercise price of $14.75 per share, 97,500 shares of our common stock at an exercise price of $13.8462 per share, 187,500 shares of our common stock at an exercise price of $18.20 per share, 97,500 shares of our common stock at an exercise price of $34.2308 per share, 625,000 shares of our common stock at an exercise price of $11.55 per share and 200,000 shares of our common stock at an exercise price of $12.75 per share.

(10)	Ms. Fili-Krushel resigned in July 2001.

(11)	The amount of Ms. Fili-Krushel’s bonus reflects the portion attributable to 2001.

(12)	Represents amount that we paid to Ms. Fili-Krushel pursuant to a letter agreement that we entered into with Ms. Fili-Krushel in connection with her resignation as our Chief Executive Officer,

Consumer Sales and Services. For more information, see “Compensation Arrangements with Executive Officers — Arrangements with Patricia Fili-Krushel” below.

(13)	Ms. Fili-Krushel was not employed by us prior to April 10, 2000. As a result, only compensation that we paid to Ms. Fili-Krushel beginning on that date is reflected in this table. The amount of Ms. Fili-Krushel’s bonus reflects the portion attributable to 2000.

      The following table presents information concerning the options to purchase our common stock granted during the fiscal year ended December 31, 2001 to our named executive officers.

Option Grants in Fiscal 2001

	Number of Securities		Percent of Total	Exercise or
	Underlying Options		Options Granted to	Base Price Per		Grant Date
Name	Granted(#)		Employees in 2001(1)	Share	Expiration Date	Present Value(2)

Martin J. Wygod	1,395,000	(3)	6.1%	$3.43	9/20/11	$3,104,108
Kevin M. Cameron	500,000	(3)	2.2%	3.43	9/20/11	1,112,584
Roger C. Holstein	500,000	(3)	2.2%	3.43	9/20/11	1,112,584
Charles A. Mele	500,000	(3)	2.2%	3.43	9/20/11	1,112,584
Michael A. Singer	500,000	(3)	2.2%	3.43	9/20/11	1,112,584
Anthony Vuolo	500,000	(3)	2.2%	3.43	9/20/11	1,112,584
Patricia Fili-Krushel	—		—	—	—	—

(1)	Based upon the total number of options that we granted to our employees during 2001.

(2)	The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (a) the respective option exercise prices, (b) the exercise of options within three and one-half years of the date that they become exercisable, (c) a risk-free interest rate of 3.04% per annum and (d) volatility of 0.9. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure you that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(3)	These options vest and become exercisable at the rate of 1/3 per year beginning on the first anniversary of the date of grant.

      The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 2001. The values of in-the-money options are based on the year-end closing price of our common stock as of December 31, 2001 of $7.06 and are net of the option exercise price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares	Value	at December 31, 2001		at December 31, 2001
	Acquired on	Realized
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)

Martin J. Wygod	—	$—	1,334,000	3,746,000	$—	$5,063,850
Kevin M. Cameron	—	—	352,917	1,422,083	—	1,815,000
Roger C. Holstein	20,000	9,800 (1)	1,406,100	1,327,900	—	1,815,000
Charles A. Mele	—	—	1,193,617	1,324,383	—	1,815,000
Michael A. Singer	—	—	1,906,250	1,343,750	—	1,815,000
Anthony Vuolo	—	—	1,001,917	1,445,583	1,202,250	1,815,000
Patricia Fili-Krushel	—	—	550,000	—	—	—

(1)	Value realized upon exercise on July 24, 2001 of options to purchase 20,000 shares of our common stock.

Director Compensation

      Our directors do not receive any cash fees for their service on our Board of Directors or any Board committee, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings. All Board members are eligible to receive stock options under our 2000 Long-Term Incentive Plan and our 1996 Stock Plan, and outside directors receive stock options pursuant to automatic grants of stock options under our 2000 Long-Term Incentive Plan annually on January 1. The options to purchase common stock of Medical Manager or CareInsite issued to those of our directors who previously were directors of those companies were converted into options to purchase WebMD common stock at the time of WebMD’s merger transactions with those companies.

      Each of Messrs. Brooke, Doerr, Manning, Sarkowsky and Smith and Dr. Adler and two of our former directors, Dennis B. Gillings and Charles G.V. Stevens, received an automatic grant of options to purchase 20,000 shares of WebMD common stock, with an exercise price equal to $7.9375 per share, in January 2001 and an additional grant of options to purchase 20,000 shares of WebMD common stock, with an exercise price equal to $3.43 per share, in September 2001. The options granted to Dr. Gillings and Mr. Stevens were cancelled when they resigned from our Board of Directors on October 8, 2001 and October 22, 2001, respectively.

Compensation Arrangements with Executive Officers

Arrangements with Martin J. Wygod

      In October 2001, we entered into a five-year employment agreement with Martin J. Wygod. The employment agreement provides that Mr. Wygod will be Chairman and Chief Executive Officer of WebMD. Given that WebMD satisfied the performance threshold described in the employment agreement, Mr. Wygod’s annual base salary increased to $1.4 million, effective as of October 1, 2001.

      In the event of termination of Mr. Wygod’s employment by us without “cause” or by Mr. Wygod for “good reason,” as those terms are defined in his employment agreement, Mr. Wygod would become a consultant for us and would be entitled to receive his salary (the greater of his actual salary and the $1.4 million) and continuation of benefits for the longer of two years and the expiration of the term of the employment period. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod which have not vested prior to the date of termination would be vested as of the date of termination and, assuming there has not been a “change in control” (as defined in the employment agreement), would continue to be exercisable for so long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he would receive the same benefits as described above, except that his salary would continue at the rate in effect at the time of his termination.

      The employment agreement provides that in the event of a “change in control” (as defined in the employment agreement, which definition includes certain business combination transactions) of WebMD all outstanding options and other forms of equity compensation would become immediately vested on the date of the change in control and, if following the change in control, Mr. Wygod’s employment terminates for any reason other than cause, they will continue to be exercisable until the tenth anniversary of the applicable date of grant. A change in control is also an event that constitutes “good reason” for purposes of a termination by Mr. Wygod.

      The employment agreement contains confidentiality obligations that survive indefinitely, and nonsolicitation and noncompetition obligations that continue until the second anniversary of the date his employment has ceased.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Kevin M. Cameron

      We are party to an employment agreement with Kevin Cameron, Executive Vice President — Business Development and Member of the Office of the President, which provides for an employment period through April 4, 2005. Mr. Cameron is currently on medical leave from our company.

      In the event of the termination of Mr. Cameron’s employment by us “without cause” or by him for “good reason”, as those terms are defined in Mr. Cameron’s employment agreement, he would be entitled to a continuation of his base salary ($450,000 per year) for twelve months. In addition, 20% of the stock options granted to Mr. Cameron in connection with his initial employment would remain outstanding and continue to vest and become exercisable as if he remained in our employ through the next scheduled vesting date of each option. Any shares that vested on or prior to the date of termination will remain outstanding for three years from the date of termination and any shares that vest after the date of termination will remain outstanding for three years from the date of such vesting. The option granted on August 21, 2000 would be deemed fully vested and remain outstanding through the tenth anniversary of the date of grant. A change in control (as defined in the employment agreement) is an event that constitutes good reason. A “change in control” only occurs if there is a business combination and Martin J. Wygod is no longer either the Chairman of the Board or a senior executive officer of the acquiring company with responsibilities substantially equivalent to the responsibilities that he had prior to the change in control. Our mergers with Medical Manager and CareInsite were expressly excluded from the definition of a change in control.

      In the event of the termination of Mr. Cameron’s employment due to his death or disability, he would be entitled to a continuation of his base salary for twelve months. In addition, his stock options would immediately vest on the date of termination and would remain exercisable for the period specified in the applicable option agreement.

      If Mr. Cameron’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Cameron would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations, which survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date employment has ceased.

Arrangements with Roger C. Holstein

      We are party to an employment agreement with Roger Holstein, our Chief Executive Officer — WebMD Health and Member of the Office of the President, which provides for an employment period through November 6, 2002 and which will automatically renew for successive one month periods unless prior written notice is given. Mr. Holstein currently receives an annual base salary of $450,000.

      In the event of the termination of Mr. Holstein’s employment by us “without cause” (which includes our delivery of notice of our desire not to renew the agreement) or by him for “cause”, as those terms are defined in Mr. Holstein’s employment agreement, he would be entitled to a continuation of his base salary for 24 months. In addition, all of Mr. Holstein’s options will continue to vest and remain exercisable for two years from the date of termination.

      In the event of a change in control, Mr. Holstein may resign at any time after the first anniversary of a change in control and he would continue to vest in all of his options and otherwise be treated as if he remained in our employ until the last applicable vesting date with respect to each option. A “change in control” only occurs if Martin J. Wygod is no longer either the Chairman of the Board, Chief Executive Officer or a senior executive officer with responsibilities substantially equivalent to the responsibilities that he had prior to the change in control.

      In the event of the termination of Mr. Holstein’s employment due to his death or disability, he would continue to vest and otherwise be treated as if he remained in our employ through the last vesting date applicable to each option grant

      If Mr. Holstein’s employment is terminated by us for cause or by him without cause, he is not entitled to any further compensation or benefits. In addition, Mr. Holstein would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations, which survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

Arrangements with Charles A. Mele

      We are party to an employment agreement with Charles A. Mele, our Executive Vice President — General Counsel and Secretary, which provides for an employment period through July 1, 2006. Mr. Mele currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation.

      In the event of the termination of Mr. Mele’s employment due to his death or disability, by us “without cause” or by Mr. Mele for “good reason”, as those terms are defined in Mr. Mele’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination) and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Mele which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement. A change in control (which is defined in the employment agreement) of WebMD is an event that constitutes good reason.

      If Mr. Mele’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Mele would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations, which survive indefinitely and non-solicitation and non-competition obligations that end on the later of the second anniversary of the date employment has ceased and the last day of the term of the agreement.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Michael A. Singer

      We are party to an employment agreement with Michael A. Singer, our President and Chief Executive Officer — WebMD Medical Manager and Member of the Office of the President, which provides for an employment period through July 23, 2004. Mr. Singer currently receives an annual base salary of $450,000.

      In the event of the termination of Mr. Singer’s employment by us “without cause” or by Mr. Singer for “good reason”, as those terms are defined in Mr. Singer’s employment agreement, he would be entitled to: (i) continuation of his base salary in effect at the time of termination through the later of two years from the date of termination or the expiration of the term of the employment agreement and (ii) continued participation in our benefit plans (or comparable plans) for the duration of the severance period or, if earlier, until he is eligible for comparable plans with a subsequent employer. In addition, the option granted to Mr. Singer on June 5, 2000 will be deemed fully vested and exercisable on the date of termination and would remain exercisable for the duration of the severance period. If a change in control (as defined in the employment agreement) occurs, Mr. Singer may resign for good reason at any time after the six month anniversary of the change in control (or immediately if the incumbent directors did not approve the change in control).

      The merger with Medical Manager Corporation constituted a change in control and an event of good reason for purposes of Mr. Singer’s employment agreement after the six month anniversary of the merger date (March 12, 2001). On September 5, 2000, Mr. Singer agreed that if he resigned following March 12, 2001 as a result of the Medical Manager merger, his severance benefits would be based upon an annual base salary of $250,000 and his June 5, 2000 option would not vest. The option granted to Mr. Singer on July 23, 1999 was deemed fully vested on the six month anniversary of the merger.

      In the event of the termination of Mr. Singer’s employment due to his death or disability, he would be entitled to a continuation of his base salary and benefits for the period through the expiration of the term of the agreement. In addition, the option granted to Mr. Singer on June 5, 2000 will be deemed fully vested and exercisable on the date of termination and would remain exercisable though such period.

      If Mr. Singer’s employment is terminated by us for cause, he is not entitled to any further compensation or benefits. In addition, Mr. Singer would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations, which survive indefinitely and non-solicitation and non-competition obligations that end on the later of (a) the first anniversary of the date of termination; (b) July 23, 2004; or (c) the last day on which Mr. Singer is receiving severance or benefits following his separation from the employ of our company.

Arrangements with Anthony Vuolo

      We are party to an employment agreement with Anthony Vuolo, our Executive Vice President — Chief Financial Officer, which provides for an employment period through July 1, 2006. Mr. Vuolo currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation.

      In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us “without cause” or by Mr. Vuolo for “good reason”, as those terms are defined in Mr. Vuolo’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination); and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Vuolo which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement. A change in control (as defined in the employment agreement) of WebMD is an event that constitutes good reason.

      If Mr. Vuolo’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Vuolo would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations, which survive indefinitely and non-solicitation and non-competition obligations that end on the later of the second anniversary of the date employment has ceased and the last day of the term of the agreement.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Patricia Fili-Krushel

      In connection with Patricia Fili-Krushel’s resignation as our Chief Executive Officer — Consumer Sales and Services, we entered into a letter agreement with Ms. Fili-Krushel effective July 13, 2001. Pursuant to the letter agreement, WebMD agreed to pay to Ms. Fili-Krushel, in installments during the three-year period following her resignation: (a) 50% of her annual base salary of $1,000,000 from July 13, 2001 through May 13, 2004 and (b) $750,000, which represents 50% of her minimum annual bonus of $500,000 for 2001, 2002 and 2003. In addition, the option to purchase 550,000 shares of WebMD common stock granted to Ms. Fili-Krushel was deemed vested, but continues to become exercisable in accordance with its original terms and remains exercisable through June 15, 2004.

      Ms. Fili-Krushel is subject to nonsolicitation, noncompetition and confidentiality provisions. WebMD’s obligations under the letter agreement are conditioned on Ms. Fili-Krushel’s compliance with these provisions.

Compensation Committee Interlocks and Insider Participation

      The current members of the Compensation Committee of our Board of Directors are Mark J. Adler, M.D., L. John Doerr and Joseph E. Smith. During 2001, Eric J. Gleacher, who resigned as a member of the Board of Directors in February 2001, was also a member of the Compensation Committee. Mr. Gleacher is the Chief Executive Officer and Chairman of the Board of Gleacher & Co. LLC, which provided financial advisory services to us prior to 2001.

      No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 1, 2002, by each of our directors, each of our named executive officers, as described above under “Item 11. Executive Compensation” and by all of our directors and executive officers as a group. As of April 1, 2002, no person or entity was known by us to beneficially own more than 5% of our common stock.

      The number and percentage of our shares of common stock owned is based on 312,760,837 shares outstanding as of April 1, 2002. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock that a person has the right to acquire within 60 days of April 1, 2002, including pursuant to options or warrants that are currently exercisable or exercisable within 60 days of April 1, 2002, are deemed to be outstanding and beneficially owned by that person for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common
Name and Address of Beneficial Owner	Stock		Warrants	Options	Percent

Mark J. Adler, M.D.	32,000	(1)	—	43,917	*
Paul A. Brooke	371,667	(2)	—	17,917	*
Kevin M. Cameron	25,000		—	498,750	*
L. John Doerr(3)	8,410,459		29,359	35,001	2.7
Patricia Fili-Krushel	—		—	550,000	*
Roger C. Holstein	20,436		—	1,406,100	*
James V. Manning	859,047	(4)	—	55,917	*
Charles A. Mele	564,581	(5)	—	1,253,450	*
Herman Sarkowsky	570,994	(6)	—	317,917	*
Michael A. Singer	9,222,625	(7)	—	1,906,250	3.5
Joseph E. Smith	29,250		—	43,917	*
Anthony Vuolo	27,029	(8)	—	1,086,750	*
Martin J. Wygod	7,943,090	(9)	—	1,646,500	3.1
All executive officers and directors as a group (16 persons)	27,618,498		29,359	9,604,781	11.6

*	Less than 1%.

(1)	Represents 10,000 shares held by Dr. Adler and 22,000 shares held by the Adler Family Trust.

(2)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(3)	Represents 264,677 shares held by Mr. Doerr, 6,469,957 shares held and 27,891 shares issuable upon the exercise of warrants held by Kleiner Perkins Caufield & Byers VII L.P., 1,275,736 shares held by KPCB Java Fund and 400,089 shares held and 1,468 shares issuable upon the exercise of warrants held by KPCB Life Sciences Zaibatsu Fund II. KPCB Life Sciences Zaibatsu Fund II and KPCB VII are wholly controlled by KPCB VII Associates. KPCB Java Fund is controlled by KPCB VIII. Mr. Doerr is a general partner of KPCB VIII and KPCB VII Associates. The address for Mr. Doerr is c/o Kleiner, Perkins, Caufield & Byers, 2750 Sand Hill Road, Menlo Park, CA 94025.

(4)	Represents 787,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Manning and Mr. Wygod are trustees and share voting and dispositive power.

(5)	Represents 80,975 shares held by Mr. Mele, 1,622 shares allocated to Mr. Mele’s account under a 401(k) Plan and 481,984 shares held by the Rose Foundation, a private charitable foundation of which Mr. Mele and Mr. Wygod are trustees and share voting and dispositive power.

(6)	Represents 437,662 shares held by Mr. Sarkowsky, 95,832 shares held by Sarkowsky Family L.P. and 37,500 shares held by a charitable foundation of which Mr. Sarkowsky is a director.

(7)	Represents 9,171,875 shares held by MAS 1997 Family Limited Partners, the general partner of which is a company controlled by Mr. Singer and the sole limited partner of which is Mr. Singer, and 50,750 shares held by MDDS Partnership Limited, the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members.

(8)	Represents 24,833 shares held by Mr. Vuolo, 1,610 shares allocated to Mr. Vuolo’s account under a 401(k) Plan and 586 shares held by Mr. Vuolo’s spouse.

(9)	Represents 7,220,927 shares held by Mr. Wygod, 7,600 shares held by Mr. Wygod’s spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Wygod and Mr. Manning are trustees and share voting and dispositive power, and 481,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Item 13.     Certain Relationships and Related Transactions

Microsoft

      We entered into a five-year strategic alliance with Microsoft in May 1999. In March 2001, we executed a non-binding letter of intent with Microsoft with respect to a new relationship. In April 2001, we entered into definitive agreements with Microsoft to implement the new relationship, which was effective as of January 1, 2001. In connection with the original relationship, Microsoft acquired shares of common stock and a warrant to purchase shares of common stock of WebMD, Inc. As a result of our merger with WebMD, Inc. in November 1999, the shares of common stock were converted into 11,933,340 shares of our common stock and the warrant was converted into a warrant to purchase 13,676,389 shares of our common stock at an exercise price of $30.16 per share. We repurchased the 11,933,340 shares of common stock from Microsoft in November 2001 for approximately $50 million in cash. The warrant is outstanding and is fully vested and expires on May 12, 2004. The original relationship and the new relationship are each described below. On October 22, 2001, Charles G.V. Stevens resigned as director of WebMD, a position to which he was elected in accordance with the terms of the original relationship.

      Original Relationship. Under the terms of the original strategic relationship, WebMD developed, hosted and maintained on its servers a health channel for MSN and was required to pay Microsoft an aggregate of $162,000,000 in carriage fees for the distribution of that content. In addition, Microsoft and WebMD each committed co-marketing funds of $50,000,000 over the first two years of the term. During 2000, WebMD recognized $30,562,000, as sales, marketing, general and administrative expense related to the carriage fees.

      Microsoft was required to remit to WebMD 100% of the net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft placed on WebMD.com each year during the term until we received an amount equal to that year’s carriage fees, including guaranteed minimum amounts of $22,500,000 in each of the first two years of the term, and was required to share revenue equally with us after that. WebMD was required to pay Microsoft a 25% commission on the portion of the revenue received up to the annual guaranteed minimum amounts for all advertisements placed by Microsoft. WebMD recognized this advertising revenue when Microsoft notified us that advertisements had been placed on the health channel and billed by Microsoft, not based on the guaranteed minimum amounts. During 2000, WebMD recognized $5,996,000, net of commissions, related to health channel advertising.

      Microsoft agreed to sponsor up to 5.0 million subscriber months, for $29.95 per month, of subscriptions to our physician Web site over the term of the agreement. WebMD was required to pay a $5 per month commission on all subscriptions placed by Microsoft. During 2000, WebMD recorded $16,114,000, as revenue, net of commissions, related to subscriptions sponsored by Microsoft.

      WebMD was required to share with Microsoft 50% of net revenue from banner and other advertising on our physician Web site generated by sponsored subscriptions until Microsoft received the amount it had incurred for its sponsored subscriptions. Thereafter, WebMD was required to share 25% of this revenue with Microsoft. In addition, WebMD was required to share with Microsoft 15% of WebMD’s net revenue from e-commerce transactions and additional services not included in the basic subscription to WebMD’s physician Web site generated by these sponsored subscriptions. There were no obligations to Microsoft during 2000 relating to this provision.

      New Relationship. To implement the new relationship, the parties entered into two definitive agreements. The first agreement related to technology matters and was terminated by the parties on September 14, 2001. No payments were made by either party under the terminated agreement. Under the second agreement, we will program the majority of the MSN health channel, and WebMD and MSN will share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with WebMD receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached) and 60% thereafter. We will no longer pay carriage fees to

Microsoft. The term of this agreement is scheduled to expire on June 30, 2004. In connection with the new relationship, the parties agreed that Microsoft would no longer be responsible for funding the sponsorship of subscriptions to WebMD’s physician portal, and we would no longer be required to share with Microsoft revenue generated by physician usage of WebMD’s healthcare portals.

Quintiles Transnational Corporation

      As part of the transaction in which WebMD acquired Envoy Corporation from Quintiles Transnational Corp. in May 2000, WebMD entered into a Data Rights Agreement and an Internet Product Development and Marketing Agreement with Quintiles and Dennis B. Gillings, Ph.D., was appointed to the Board of Directors of WebMD, a position from which he resigned effective October 8, 2001. During 2001, Quintiles did not make any payments to WebMD pursuant to either of these agreements.

      As part of a settlement of litigation between WebMD and Quintiles, the parties terminated the Data Rights Agreement and the Internet Product Development Agreement and all other agreements between them pursuant to a Settlement Agreement dated October 12, 2001. In accordance with the terms of the Settlement Agreement, on October 12, 2001, WebMD purchased from Quintiles, for $185 million in cash, all 35 million shares of WebMD common stock held by Quintiles and Quintiles ceased being a related party of WebMD.

      The Settlement Agreement also provides that Quintiles will have the right to receive a payment (payable at WebMD’s option in cash and/or stock) in the event that, on or before June 30, 2004, WebMD is acquired at a price per WebMD share greater than $4.00 or Envoy is sold at an aggregate price of greater than $500 million. WebMD has no obligation to pursue either of these types of transactions.

•	In the case of an acquisition of WebMD on or before June 30, 2003, the payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35 million. If the acquisition occurs after June 30, 2003 and on or before June 30, 2004, the payment will be 80% of the payment described in the prior sentence.

•	In the case of a sale of Envoy on or before June 30, 2003, the payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500 million. If the sale occurs after June 30, 2003 and on or before June 30, 2004, the payment will be 80% of the payment described in the prior sentence.

News Corporation

      Pursuant to an agreement signed and publicly announced in December 1999 and closed in January 2000, WebMD entered into a strategic relationship with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates, which we refer to collectively as News Corporation. On December 29, 2000, this strategic alliance was revised by the parties. On February 15, 2001, WebMD completed all transactions related to its revised strategic relationship with News Corporation and News Corporation ceased being a related party of WebMD. The original relationship and the new relationship are described below.

      Original Relationship. The financial terms of the relationship included: $700,000,000 in media services by News Corporation, comprised of $400,000,000 domestically and $300,000,000 internationally over 10 years; a $100,000,000 cash investment commitment by News Corporation in an international joint venture; a $60,000,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to WebMD of 50% interests in The Health Network, a health-focused cable network, and thehealthnetwork.com. WebMD issued an aggregate of 155,951 shares of Series A preferred stock, convertible into 21,282,645 shares of WebMD’s common stock. In addition, News Corporation purchased 2,000,000 shares of WebMD common stock for an aggregate purchase price of $100,000,000 in cash.

      New Relationship. WebMD retained the right to receive $205,000,000 in domestic media services over ten years from News Corporation and will continue to provide content to News Corporation for use across News Corporation’s media properties for the next four years for cash payments totaling $12 million annually. News Corporation transferred its 50% interest in the international joint venture to WebMD and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. WebMD transferred its interest in The Health Network to News Corporation. WebMD was also relieved of all future capital commitments to The Health Network.

      In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD’s Series A convertible preferred stock, which would have converted into 21,282,645 shares of WebMD common stock. WebMD granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. News Corporation has registration rights with respect to the shares of common stock issuable upon exercise of the warrant.

Officer Loans

      On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, our Executive Vice President, Business Development. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan is full recourse and is secured by a pledge by Mr. Draughon of all shares of our common stock, and all options to purchase shares of our common stock, owned by him. As of April 1,2002, approximately $365,000 of the principal amount and $20,000 of accrued interest were outstanding.

      On September 11, 2000, Medical Manager loaned $500,000 to Kevin M. Cameron, a member of WebMD’s Office of the President and our Executive Vice President, Business Development, which loan was assumed by us in our merger with Medical Manager. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 6.22%. The loan is secured by a pledge by Mr. Cameron of all shares of our common stock, and all options to purchase shares of our common stock, owned by him. As of April 1, 2002, the entire principal amount and approximately $50,000 of accrued interest were outstanding.

Other

      We were reimbursed approximately $163,000 by a corporation controlled by Martin J. Wygod, our Chairman of the Board of Directors and Chief Executive Officer, for the partial use of our office facilities and for services rendered by our employees during 2001.

      We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, a member of WebMD’s Office of the President and Chief Executive Officer and President, WebMD Medical Manager and a member of our Board of Directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2009. During 2001, the amount of rent payable under the lease was approximately $755,000.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(3) Exhibits

      See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2002.

WEBMD CORPORATION

By:	/s/ LEWIS H. LEICHER

Lewis H. Leicher
Senior Vice President and
Assistant General Counsel

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of February 24, 1998 among Registrant, MedNet Acquisition Corp. and ActaMed Corporation (incorporated by reference to Exhibit 2.0 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
2.2	Agreement and Plan of Reorganization dated as of April 20, 1999, as amended, among Registrant, Merc Acquisition Corp. and MedE America Corporation (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.3	Agreement and Plan of Reorganization dated as of May 20, 1999, as amended, among Registrant, WebMD, Inc. and Water Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.4	Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/ WebMD Corporation, GNN Merger Corp. and Greenberg News Networks, Inc. (incorporated by reference to Exhibit 2.3 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 17, 1999)
2.5	Purchase Agreement dated as of December 20, 1999 among Electronic Data Systems Corporation, Eli Lilly and Company, Integrated Medical Systems, Inc., Kinetra LLC and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed February 10, 2000)
2.6	Agreement and Plan of Merger dated as of January 22, 2000 among Registrant, Envoy Corporation, Quintiles Transnational Corp. and QFinance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed January 27, 2000)
2.7	Agreement and Plan of Merger dated as of February 13, 2000 between Registrant and Medical Manager Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.8	Agreement and Plan of Merger dated as of February 13, 2000 among Registrant, Avicenna Systems Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K/A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.9	Agreement and Plan of Merger dated as of February 15, 2000 among Registrant, Tech Acquisition Corporation and OnHealth Network Company (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/A filed February 22, 2000)
2.10	Asset Purchase Agreement dated as of December 26, 2001 by and among Registrant, Medscape, Inc., Medscape Enterprises, Inc., and MedicaLogic/ Medscape, Inc. (incorporated by reference to Exhibit 2.1 to MedicaLogic/ Medscape, Inc.’s Report on Form 8-K filed January 10, 2002)
3.1	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed September 13, 2000), as amended by Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.		Description

4.2		Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.1		Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.2		Form of Series B Preferred Stock Purchase Warrant between Registrant and certain of Registrant’s Investors (incorporated by reference to Exhibit 10.22 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.3		Amended and Restated Investors’ Rights Agreement dated as of January 28, 1998 among Registrant and certain of Registrant’s Security Holders (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
10.4		Services Agreement dated January 27, 1999 between WebMD, Inc. and Gleacher NatWest, Inc., currently known as Gleacher & Co. LLC (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.5		Warrant to purchase shares of common stock of Registrant dated December 29, 2000 issued to Gleacher & Co. LLC (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.6		Warrant to purchase shares of common stock of Registrant dated March 9, 2000 issued to Eric J. Gleacher (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.7*		Distribution and Cross Promotion Agreement dated May 6, 1999 among Microsoft Corporation, WebTV Networks, Inc., MSNBC Interactive News, L.L.C. and WebMD, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.8		Investment Agreement dated May 12, 1999 among WebMD, Inc., Microsoft Corporation and each of the other persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.9		Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.10	*	Agreement dated May 19, 1999 among Registrant, WebMD, Inc. and Microsoft Corporation (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-86685) filed September 30, 1999)
10.11		Letter Agreement dated March 27, 2000 between Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.12		Stock Purchase Agreement dated January 26, 2000 between Registrant and Janus Capital Corporation (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.13		Healtheon/ WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

Exhibit No.		Description

10.14		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.15		Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.16		Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.17		Data Rights Agreement dated as of May 26, 2000, as amended, between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.18		Internet Product Development and Marketing Agreement dated as of May 26, 2000 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.19	**	Amended and Restated Stock Option Agreement dated August 21, 2000 between Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.20	**	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10.21	**	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan
10.22	**	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed August 1, 2000)
10.23	**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10.24	**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.25	**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.26	**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.27	**	1991 Director Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.28	**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.3 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.29	**	Form of Stock Option Agreement made as of December 7, 1994 between Medical Manager Corporation and certain individuals (incorporated by reference to Exhibit 4.5 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-21555) filed February 11, 1997)

Exhibit No.		Description

10.30	**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.31	**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.32	**	1996 Class C Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.1 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.33	**	1997 Class D Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.34	**	1998 Class E Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.1 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.35	**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.36	**	Form of Stock Option Agreement between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10.37	**	1995 Avicenna NQ Stock Option Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-19043) filed December 31, 1996)
10.38	**	1998 Porex Technologies Corp. Stock Option Plan of Medical Manager Corporation (incorporated by reference to Exhibit 4.2 to Medical Manager Corporation’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.39	**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.40	**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.41	**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/ Prospectus included in Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
10.42	**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.43		Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/ WebMD Cable Corporation, Healtheon/ WebMD Internet Corporation, The News Corporation Limited, Fox Entertainment Group, Inc. AHN/FIT Cable, LLC and AHN/FIT Internet, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.44		International Assignment Agreement dated as of February 15, 2001 among Registrant, HW International Holdings, Inc., The News Corporation Limited, Eastrise Profits Limited and IJV Holdings Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

Exhibit No.		Description

10.45		Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)
10.46	**	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended
10.47	**	Employment Agreement dated as of April 4, 2000 between Registrant (as successor to Medical Manager Corporation) and Kevin Cameron
10.48	**	Employment Agreement dated as of November 6, 1997 between Registrant (as successor to Synetic, Inc.) and Roger C. Holstein (incorporated by reference to Exhibit 10.13 to Synetic, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998)
10.49	**	Employment Agreement dated as of May 16, 1999 between Registrant (as successor to Synetic, Inc.) and Michael A. Singer (incorporated by reference to Exhibit 10.26 to Medical Manager Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10.50	**	Letter Agreement dated as of September 5, 2000 between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer
10.51	**	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Charles A. Mele, as amended
10.52	**	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Anthony Vuolo, as amended
10.53	**	Agreement dated as of July 2, 2001 between Registrant and Patricia Fili-Krushel
10.54	**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000 between Registrant (as successor to Medical Manager Corporation) and each of Kevin Cameron, Charles A. Mele and Anthony Vuolo
10.55	**	Agreement dated October 8, 2001 between Registrant and Martin J. Wygod***
21		Subsidiaries of Registrant***
23.1		Consent of Ernst & Young LLP, Independent Auditors***
24.1		Power of Attorney***

*	Confidential treatment was received with respect to certain portions of this document.

**	Agreement relates to executive compensation.

***	Previously filed as an exhibit to this Annual Report on Form 10-K.