Form 10-Q
period 2002-03-31
WEBMD CORP /NEW/
filed 2002-05-15
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from            to

Commission file number 0-24975

WEBMD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒  No ☐

As of April 30, 2002, there were 313,323,771 shares of the

Registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2002

		Page
		Number

Cautionary Statement Regarding Forward-Looking Statements		3
Part I	Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	4
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	5
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Part II	Other Information
Item 1.	Legal Proceedings	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		38
Exhibit Index		E-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 24, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 24 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,709	$253,011
Short-term investments	19,360	99,194
Accounts receivable, net	150,570	150,252
Current portion of prepaid content and distribution services	27,108	28,818
Assets of discontinued operations	225,455	232,552
Other current assets	20,300	19,068

Total current assets	644,502	782,895
Marketable debt securities	154,910	—
Marketable equity securities	17,603	15,707
Property and equipment, net	46,316	47,333
Prepaid content and distribution services	67,705	71,579
Goodwill, net	524,389	506,761
Intangible assets, net	111,114	153,538
Other assets	20,716	22,959

	$1,587,255	$1,600,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,556	$16,180
Accrued expenses	233,940	224,317
Deferred revenue	74,332	65,861
Liabilities of discontinued operations	41,695	44,434

Total current liabilities	363,523	350,792

Other long-term liabilities	642	1,208
Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; no shares issued at March 31, 2002; 100 shares issued at December 31, 2001	—	10,000
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized Series A convertible preferred stock, 213,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; March 31, 2002: 368,694,928 shares issued; December 31, 2001: 366,956,160 shares issued	37	37
Additional paid-in capital	11,657,622	11,652,743
Treasury stock, at cost, 56,091,935 shares	(222,582)	(222,582)
Accumulated other comprehensive income	13,078	12,093
Deferred stock compensation	(34,117)	(42,173)
Accumulated deficit	(10,190,948)	(10,161,346)

Total stockholders’ equity	1,223,090	1,238,772

	$1,587,255	$1,600,772

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue (1)	$196,332	$202,941
Costs and expenses:
Cost of operations	123,453	143,794
Development and engineering	9,697	12,372
Sales, marketing, general and administrative	73,672	128,558
Depreciation and amortization	30,590	759,797
Restructuring and integration	(3,750)	208,683
Interest income, net	2,940	10,904

Loss from continuing operations	(34,390)	(1,039,359)

Discontinued operations:
Net income from discontinued operations	4,788	—

Net loss	$(29,602)	$(1,039,359)

Basic and diluted net loss per common share:
Loss from continuing operations	$(.11)	$(2.91)
Net income from discontinued operations	.02	—

Net loss per common share	$(.09)	$(2.91)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	311,668	356,806

(1)	Includes revenue from related parties of $0 and $3,000 for the three months ended March 31, 2002 and 2001, respectively.

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,602)	$(1,039,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,590	759,797
Non-cash content and distribution services and stock compensation	14,836	38,186
Non-cash portion of restructuring and integration charge	—	185,498
Changes in operating assets and liabilities:
Accounts receivable	(318)	12,768
Prepaid content and distribution services	(1,649)	(12,591)
Other assets, net	5,241	(5,229)
Accounts payable	(2,679)	7
Accrued expenses	9,534	10,203
Deferred revenue	8,393	3,071

Net cash provided by (used in) operating activities	34,346	(47,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	79,248	119,000
Purchases of long-term investments	(154,855)	—
Purchases of property and equipment	(4,039)	(5,840)
Cash paid in business combinations, net of cash acquired	(787)	—

Net cash provided by (used in) investing activities	(80,433)	113,160

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,351	2,859
Payments of notes payable and other	(566)	—
Redemption of Series B Preferred Stock	(10,000)	—

Net cash provided by (used in) financing activities	(5,215)	2,859

Net increase (decrease) in cash and cash equivalents	(51,302)	68,370
Cash and cash equivalents at beginning of period	253,011	490,797

Cash and cash equivalents at end of period	$201,709	$559,167

See notes to consolidated financial statements.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

      WebMD Corporation (the “Company”) was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation (“ActaMed”) in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/ WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/ WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and ActaMed for all periods presented and for the WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite, OnHealth and other acquisitions for the period subsequent to each respective acquisition date.

      The Company has aligned its business into three operating segments as follows:

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

      Portal Services or WebMD Health provides online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. The group also provides online content for use by media and healthcare partners in their Web sites. The group develops and sells online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations of the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and subsequent acquisitions.

Basis of Presentation

      The unaudited consolidated financial statements have been prepared by management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Porex Corporation and the Company’s other plastics and filtration subsidiaries (collectively referred to as “Porex”) are reflected as assets and liabilities of discontinued operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of prepaid content and distribution services, the carrying value of assets and liabilities of discontinued operations, the carrying value of its long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets, the capitalization of software development costs, the carrying value of short-term and long-term investments, certain accrued expenses, revenue recognition and restructuring costs.

Revenue

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to offset against the related expense. Upon application, comparative financial statements for prior periods are required to be reclassified. The Company reclassified amounts it has received for expenses related to postage, primarily for the mailing of customized billing statements to patients on behalf of healthcare providers. This reclassification resulted in an increase in previously reported revenue and cost of operations of $18,450 for the three months ended March 31, 2001.

      Revenue from related parties consists of revenues for services provided to News Corporation for the three months ended March 31, 2001. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock. There was no revenue from related parties for the three months ended March 31, 2002.

      Revenue recognized from the nonmonetary exchange of advertising for advertising (“Barter”) totaled approximately $5,695 for the three months ended March 31, 2001. There were no revenues recognized from Barter transactions for the three months ended March 31, 2002. The costs related to these transactions were equal to the revenues and are included in sales, marketing, general and administrative expenses.

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2. Business Combinations

2002 Acquisitions

      During the three months ended March 31, 2002, the Company acquired two physician services companies for a total cost of $875 which was paid in cash. These acquisitions were accounted for using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $984 was recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/Medscape, Inc. (“Medscape”). Medscape operates both consumer and professional Web sites. The total purchase consideration for these assets was approximately $10,442 comprised of $9,242 in cash and estimated acquisition costs of $1,200. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $7,347 and intangible assets subject to amortization totaling $2,419 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with estimated useful lives of 3 and 5 years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal services segment.

      In 2001, the Company acquired ten physician services companies for a total cost of $8,159, which was paid primarily in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $13,353 and an intangible asset subject to amortization of $100 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. Amortization of goodwill related to business combinations completed prior to June 30, 2001 has been provided through December 31, 2001 based on an estimated useful life of three years. The intangible asset recorded has an estimated useful life of five years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

      The pro forma impact of the 2002 Acquisitions and the 2001 Acquisitions was not significant when compared to the periods presented.

3. Restructuring and Integration Charge

      In the third quarter of 2000, the Company’s board of directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers. As part of the Company’s restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and the other party, potential conflicts with other relationships as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. As a result of this process, the Company entered into discussions to revise or terminate many of those relationships. In some cases, the Company and the other party have agreed to redefine the relationships in a manner that better serves the needs of each party. In other cases, these discussions have resulted in the termination of relationships. The Company’s restructuring and integration efforts continued in 2001, and a new plan to include the impact of eliminating duplicate functions resulting from the acquisition of Medscape in December 2001 was initiated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Company’s restructuring and integration efforts, a charge was recorded in the quarter ended March 31, 2001 of $208,683, which consisted of: (i) $138,039 relating to the restructuring of our strategic relationships primarily associated with Microsoft, of which $133,500 represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999, (ii) personnel-related costs of $63,463, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the three months ended March 31, 2001, (iii) facilities charges of $1,985, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the quarter ended March 31, 2001, and (iv) $5,196 of integration costs, consisting of employee retention arrangements related to exit activities.

      The Company has substantially completed its restructuring efforts. Restructuring and integration for the three months ended March 31, 2002 is comprised of a $3,750 benefit resulting from a payment received in settlement of certain contractual obligations.

      The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Other	Total

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353
Accruals	—	—	(3,750)	(3,750)
Cash payments	(2,319)	(2,252)	3,750	(821)

Balance at March 31, 2002	$1,137	$38,645	$—	$39,782

      The Company expects to pay substantially all the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, during 2002.

4. Stockholders’ Equity

     Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the Company announced that its Board of Directors authorized an additional $50,000 under the Program. As of March 31, 2002, the Company has repurchased a total of 15,928 shares at a cost of approximately $65,823 under the Program. These shares are reflected as treasury shares in the accompanying consolidated balance sheet. The Company did not repurchase any of its common stock during the three months ended March 31, 2002.

Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized two hundred shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Preferred in exchange for all the outstanding shares of CareInsite’s preferred stock. The Series B Preferred was convertible in March 2002 into an aggregate of 264 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred was redeemable for an aggregate of $10,000 by the Company or the holder in March 2002 or by the holder following the notice of a change of control of the Company. In March 2002, the Company redeemed the outstanding Series B Preferred for $10,000 in accordance with its terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Discontinued Operations

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

      In accordance with EITF 87-11 “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”), the results of operations of Porex were excluded from the Company’s consolidated statements of operations prior to September 12, 2001. Porex had net income of $2,613 for the period from January 1, 2001 through March 31, 2001. Porex’s net income reflects the impact of tax benefits from being included in the Company’s consolidated tax return.

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company is required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The Company expects Porex to generate earnings while the Company continues to explore various divestiture alternatives. As a result of the Company’s adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) on January 1, 2002, the assets and liabilities representing the fair value of Porex are presented separately within the asset and liability sections of the Company’s Consolidated Financial Statements. The net income for Porex of $4,788 for the period from January 1, 2002 to March 31, 2002 is reflected in the Company’s consolidated statement of operations as net income from discontinued operations. The Company recorded $9,146 of cash distributions received from Porex during the three months ended March 31, 2002 as a reduction in carrying value.

      Assets and liabilities of the discontinued operations as of March 31, 2002 were as follows:

Assets
Current assets	$67,031
Property, plant and equipment, net	46,462
Other long term assets, net	111,962

$225,455

Liabilities
Current liabilities	$(21,044)
Long term liabilities	(20,651)

$(41,695)

6. Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Inter-segment revenues are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring and non-cash items. Non-cash items include depreciation, amortization, and other non-cash expenses primarily comprised of stock compensation expense and the non-cash expenses related to content, distribution, advertising and services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances. The Company does not disaggregate assets for internal management reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for each of the segments and a reconciliation to loss from continuing operations is presented below:

	Three Months Ended
	March 31,

	2002	2001

Revenues
Transaction services	$117,927	$117,095
Physician services	66,089	66,125
Portal services	17,134	21,607
Eliminations and other, net (a)	(4,818)	(1,886)

	$196,332	$202,941

Income (loss) before restructuring and non-cash items
Transaction services	$17,538	$8,877
Physician services	6,252	5,257
Portal services	(4,837)	(27,122)
Corporate and other	(14,607)	(30,609)
Interest income, net	2,940	10,904

	$7,286	$(32,693)

Restructuring and non-cash items
Depreciation, amortization and other	$(30,590)	$(759,797)
Non-cash content and distribution services and stock compensation	(14,836)	(38,186)
Restructuring and integration	3,750	$(208,683)

Loss from continuing operations	$(34,390)	(1,039,359)

(a)	Includes revenues related to information technology outsourcing, consulting and other operations that the Company began to exit as a result of restructuring and integration efforts that began in the third quarter of 2000, and elimination of inter-segment revenues of $4,818 and $3,052 for the three months ended March 31, 2002 and 2001, respectively.

7. Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      The Company has excluded all convertible redeemable preferred stock, warrants and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted loss per share was 155,771 shares at March 31, 2002 and 162,420 shares at March 31, 2001.

8. Goodwill and Other Intangible Assets

      Effective July 1, 2001 the Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141) and effective January 1, 2002 the company adopted SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangibles assets with definite useful lives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121) which was superceded by SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill during the fourth quarter of each year.

      The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

	Transaction	Physician	Portal
	Services	Services	Services	Total

Balance as of January 1, 2002	$333,412	166,002	7,347	$506,761
Adjustment for acquired workforce intangibles	8,555	8,089	—	16,644
Goodwill recorded during the period	—	984	—	984

Balance as of March 31, 2002	$341,967	175,075	7,347	$524,389

      Intangible Assets subject to amortization consist of the following:

	March 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$204,052	(122,168)	$81,884	$204,052	(103,303)	$100,749
Tradename	24,329	(5,807)	18,522	24,329	(3,072)	21,257
Technology, patents and other	143,119	(132,411)	10,708	159,763	(128,231)	31,532

Total	$371,500	(260,386)	$111,114	$388,144	(234,606)	$153,538

      Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$100,800
2003	30,200
2004	3,400
2005	2,200
2006	300
2007	—

      The pro forma results of operations for the three months ended March 31, 2001 assuming the provisions of SFAS No. 142 were applied as follows:

March 31, 2001

Loss from continuing operations (as reported)	$(1,039,359)
Add back amortization for
Goodwill	704,480
Workforce	3,699

Adjusted loss from continuing operations	$(331,180)

Basic and diluted net loss per common share:
Loss from continuing operations (as reported)	$(2.91)
Add back amortization for Goodwill	1.97
Workforce	0.01

Adjusted loss from continuing operations	$(0.93)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Recent Accounting Pronouncements

      On January 1, 2002, the Company adopted SFAS No. 144 which prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact on the Company’s financial condition or results of operations from the adoption of SFAS No. 144 was not material.

10. Commitments and Contingencies

      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in our 2001 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s financial position and results of operations.

11. Subsequent Events

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) in a private offering. The Notes are convertible into an aggregate 32,387 shares of the Company’s common stock, at a rate of 107.9564 shares of the Company’s common stock per $1,000 principal amount, subject to adjustment in certain circumstances. This rate results in a conversion price of $9.263 per share. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include the funding of acquisitions and repurchases of shares of its common stock, and for working capital.

      The Company is continuing to pursue the disposal of Porex as a sale transaction. The Board of Directors has also authorized the Company to pursue an alternative that involves splitting off Porex as a separate publicly traded company. This split off transaction would be accomplished by offering stockholders of the Company the opportunity to receive Porex shares in exchange for shares of the Company’s common stock. On May 14, 2002, Porex Holdings, Inc., a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission regarding the split off alternative. The Company has not yet made a decision regarding the method of disposal of Porex.

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

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, carrying value of short-term and long-term investments, deferred tax assets, collectibility of customer receivables, discontinued operations, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, certain accrued expenses, accruals related to our restructuring program, contingencies and litigation.

      We believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue. Our revenue recognition policies for each segment are as follows:

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the several acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value of long-lived assets excluding goodwill, whenever indicators of impairment are present. We will perform a goodwill impairment test on at least an annual basis. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or general economic conditions, could result in an assessment of our long-lived assets for impairment and could result in an impairment charge in the future.

•	Investments. Our investments at March 31, 2002 consist principally of U.S. Treasury Notes, Federal Agency Notes and Certificates of Deposit. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated amounts of accounts receivable that may not be recoverable. Actual future events and experience may require revisions in our estimates for bad debt expense.

•	Discontinued Operations. Our board of directors approved our plan to dispose of our plastics and filtration technologies subsidiaries, collectively referred to as Porex. Our estimate of the fair value of the assets and liabilities of Porex are stated on our balance sheet. Porex’s ability to continue to generate earnings in the future could affect the carrying amount, and possibly result in a future impairment charge. Additionally, our completion of the divestiture of this asset could result in a gain or loss in the future to the extent that proceeds received differs from our carrying value.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of the domestic advertising service we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration effort, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions could have an impact on these estimates.

•	Warrants. We have issued warrants to acquire shares of our common stock as consideration for services. The value of these warrants has been determined using the Black-Scholes model which may not necessarily be representative of the cash consideration we could have received in exchange for the warrants.

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

      Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability, and impact on future revenue streams. These discussions have resulted in significant revisions to some of our strategic relationships. Our restructuring and integration efforts continued in 2001, and a new plan to include the impact of eliminating functions resulting from our acquisition of Medscape in December 2001 was initiated. Although we are substantially complete with this process, we are still in discussions with certain of our partners in an effort to redefine those relationships in a manner that better serves the needs of each party. It is possible that, as a result of continuing discussions, these relationships may be revised or terminated, which may result in the elimination of existing revenue of as much as $5.0 million on a quarterly basis beginning in the June 2002 quarter. We do not expect an adverse impact on profitability as a result of any potential elimination of revenues.

      In connection with our restructuring and integration efforts, we recorded a restructuring and integration benefit of $3.8 million in the quarter ended March 31, 2002 and charges of $208.7 million, of which $185.5 million were non-cash charges, in the quarter ended March 31, 2001. Our efforts are substantially complete and our remaining obligation related to these efforts is estimated to be $39.8 million, which is included in accrued expenses.

      As we announced on September 28, 2000, our board of directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. In accordance with EITF 87-11, the expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included in current assets. At that time, we reduced the consolidated balance sheet for all items that pertained specifically to Porex. As the divestiture of Porex was not completed within the one year period allotted by EITF 87-11, we are now required to record the results of Porex in our statement of operations as of September 13, 2001, as a discontinued operation in accordance with EITF 90-6. We expect Porex to continue to generate earnings while we continue to explore various divestiture alternatives. The fair value of Porex is reflected as assets and liabilities of discontinued operations.

Results of Operations

      Revenue is derived from our three business segments: transaction services, physician services and portal services. Our transaction services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. Our physician services include sales of The Medical Manager® practice management system, which addresses the administrative, financial, clinical and practice management needs of physician practices. Portal services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. Revenues for 2001 reflect the reclassification of reimbursements for certain out of pocket expenses as a result of adoption of EITF 01-14 effective January 1, 2002. See “Recent Accounting Pronouncements”.

      Cost of operations consists of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems by physician services, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain re-sellers of our transaction services products and non-cash expenses related to content and distribution services.

      Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance, costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, AOL and other partners. Stock compensation primarily relates to deferred compensation associated with the fair value of stock options issued in exchange for outstanding stock options of companies acquired in 2000, and the excess of the market price over the exercise price of options granted to employees.

      The following discussion includes a comparison of the results of operations for the quarter ended March 31, 2002 to the quarter ended March 31, 2001.

     Consolidated

      Revenue. Total revenues were $196.3 million this quarter compared to $202.9 million a year ago, a decline of $6.6 million. Portal Service revenues and Inter-segment eliminations and other were responsible for $4.5 million and $2.9 million, respectively, of the revenue decline offset by a $.8 million increase in Transaction Service revenues.

      Revenue from related parties was $3.0 million a year ago. These revenues consist of services provided to News Corporation. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

     Costs and Expenses

      Cost of Operations. Cost of operations decreased to $123.5 million this quarter from $143.8 million a year ago. As a percent of revenue, our cost of operations declined to 62.9% this quarter from 70.9% a year ago. This decrease was a result of the elimination of costs from our restructuring and integration initiatives, primarily reduced personnel related and facilities costs from consolidating data center operations in our transaction services division as well as in our portal services division. Also contributing to the decrease were the elimination of direct costs associated with residual revenue from technology outsourcing and consulting relationships and other non-core products that were exited in 2001. Cost of operations for this quarter includes approximately $1.0 million in non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense decreased to $9.7 million this quarter from $12.4 million a year ago. The decrease is due to the impact of cost reductions resulting from our restructuring and integration efforts, primarily reduced personnel costs in our portal services division.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $73.7 million this quarter from $128.6 million a year ago. Sales, marketing, general and administrative expenses excluding non-cash expenses decreased to $59.8 million this quarter from $90.4 million a year ago. The decrease in sales, marketing, general and administrative expenses excluding non-cash expenses is due to the elimination of costs from our restructuring and integration efforts, primarily reduced advertising and distribution costs in our portal services division. Non-cash expenses related to content and distribution services were $6.3 million this quarter and $8.2 million a year ago. Non-cash stock compensation was $7.6  million this quarter and $30.0 million a year ago. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 1999 and 2000 acquisitions.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $30.6 million for this quarter from $759.8 million a year ago. The decrease was primarily attributable to the adoption of SFAS No. 142 on January 1, 2002, which eliminates amortization expenses related to goodwill and certain intangibles and requires these assets to be tested for impairment at least annually. We recorded goodwill and intangible amortization of $708.2 million a year ago related to goodwill and certain intangible assets that are no longer subject to amortization. We plan to conduct an annual impairment test for goodwill during the fourth quarter of each year.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts we recorded a benefit of $3.8 million this quarter and a charge of $208.7 million a year ago. The benefit of $3.8 million recorded in this quarter related to a payment received in settlement of certain contractual obligations. The $208.7 million charge recorded a year ago consists of:

•	$138.0 million relating to the restructuring of strategic relationships primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999,

•	personnel-related restructuring costs of $63.5 million, of which $52.0 million represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the company identified and notified of termination during the prior quarter,

•	facilities charges of $2.0 million, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the prior quarter,

•	$5.2 million of integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of our business.

      Interest Income, net. Net interest income decreased to $2.9 million this quarter from $10.9 million a year ago. This decrease is due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our stock, acquisitions during 2002 and 2001, and payments made under our restructuring and integration program combined with lower available rates of return.

     Segments

      Our segments are as follows:

•	Transaction Services or WebMD Envoy. We transmit electronic and Internet transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. This segment includes certain operations from the former Healtheon, and the ActaMed, MedE America, WebMD, Inc., Kinetra, Envoy and CareInsite acquisitions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager brand. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes certain operations from Medical Manager and subsequent acquisitions.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and Medscape acquisitions.

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

      Quarterly results for the periods ended March 31, 2002 and 2001 for each of our segments and a reconciliation to loss from continuing operations is presented below:

	Quarter Ended March 31,

	2002	2001

Revenue
Transaction services	$117.9	$117.1
Physician services	66.1	66.1
Portal services	17.1	21.6
Inter-segment eliminations and other, net	(4.8)	(1.9)

	$196.3	$202.9

Income (loss) before restructuring and non-cash items
Transaction services	$17.5	$8.9
Physician services	6.3	5.2
Portal services	(4.8)	(27.1)
Corporate and other	(14.6)	(30.6)
Interest income, net	2.9	10.9

	$7.3	$(32.7)

Restructuring and non-cash items
Depreciation and amortization	$(30.6)	$(759.8)
Non-cash content and distribution services and stock compensation	(14.8)	(38.2)
Restructuring and integration	3.7	(208.7)

Loss from continuing operations	$(34.4)	$(1,039.4)

      The following discussion is a comparison of the results of operations for the quarter ended March 2002 to the quarter ended March 31, 2001.

      Transaction Services. Transaction Services revenues increased by $.8 million or 1.0% from a year ago primarily due to higher transaction volumes which was offset by a reduction in revenue of $2.9 million related to certain terminated products and relationships, such as hospital and laboratory connectivity arrangements, and consolidation of duplicate product offerings.

      Income before restructuring and non-cash items increased $8.6 million or 97% from a year ago. As a percent of revenue, income before restructuring and non-cash items improved to 14.8% from 7.6%. This improvement was as a result of our consolidation and integration efforts. These consolidation and integration efforts, which were substantially complete in the fourth quarter of 2001, included the elimination of duplicate data centers resulting in reduced personnel and occupancy related expenses as well as other operating expenses.

      We may exit additional non-core products or relationships that could decrease revenues by as much as $5 million per quarter, beginning sometime during the June 2002 quarter. We expect this to be more than offset by growth from new products and normal market growth for 2002, although the June 2002 quarter revenues may be lower than this quarter as a result of eliminating these relationships. We do not anticipate that any loss of these revenues will have a negative impact on operating results. We anticipate continued improvements in operating efficiencies in 2002.

      Physician Services. Physician Services revenues were unchanged compared to a year ago reflecting increased sales of network services and increased maintenance revenues offset by lower levels of new product sales which, we believe, is the result of the continuing uncertain economy and its impact on the investment spending decisions of physician practices.

      Income before restructuring and non-cash items increased this quarter by $1.1 million or 21.2% from a year ago. As a percent of revenue, income before restructuring and non-cash items improved to 9.5%

from 7.9%. This improvement was primarily a result of lower outsourcing and occupancy related expenses as a result of our cost containment efforts.

      We expect some sequential quarterly revenue growth in 2002 as we begin the introduction of our new product offerings. We expect income before restructuring and non-cash items for the year will increase in 2002 compared to 2001, although sequential quarterly results may be impacted by roll out costs of new products in advance of revenue generation.

      Portal Services. Portal Services revenues decreased by $4.5 million or 20.8% from a year ago due to the elimination of arrangements which generated barter revenue of $5.7 million and the impact of continued softness in the market for advertising partially offset by approximately $4.5 million of revenue related to our acquisition of Medscape in late 2001.

      Loss before restructuring and non-cash items declined by $22.3 million or 82.3% from a year ago. As a percent of revenue, losses before restructuring and non-cash items improved to 28.1% from 125.5% a year ago. This improvement resulted from our restructuring, integration and cost containment efforts. These efforts, which are continuing in 2002, have resulted in substantial savings in personnel costs, marketing, advertising and distribution costs, facilities and other operating expenses. We expect to continue to realize savings in these areas during 2002.

      We expect quarterly losses before restructuring and non-cash items to continue to decline each quarter in 2002 and to generate income before non-cash and restructuring expenses in the December 2002 quarter.

      Inter-Segment Eliminations and Other, Net. The increase in inter-segment eliminations over a year ago resulted from the higher sales of transaction services products into the physician services customer base offset by the elimination of $1.1 million in revenues from technology outsourcing and consulting relationships and other non-core products exited in 2001.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, corporate legal, human resources and risk management as well as the residual costs during the prior quarter related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined to $14.6 million this quarter from $30.6 million a year ago as a result of consolidating many duplicative corporate functions and the elimination of residual expenses related to discontinued products. These efforts resulted in reduced expenses in occupancy, personnel, outside services and other operating expenses.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of March 31, 2002, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in the integration of our acquisitions, strategic relationships, infrastructure and applications development.

      As of March 31, 2002, we had approximately $221.1 million in cash and cash equivalents and short-term investments and working capital of $281.0 million. Additionally, we had long-term investments of $154.9 million in marketable debt securities and $17.6 in marketable equity securities.

      We expect that our cash and cash equivalents, short-term investments and long-term investments in marketable debt securities to increase significantly from the investment of the proceeds from our offering of $300 million of 3 1/4% Convertible Subordinated Notes issued in April 2002, which are convertible into an aggregate of approximately 32.4 million shares of common stock. Additionally, we expect interest expense to increase significantly as a result of our issuance of these Notes, which will be offset by the interest income related to the investment of the proceeds of the Notes.

      Cash provided by operating activities was $34.3 million this quarter compared to cash used in operating activities of $47.6 million a year ago. The cash provided from operating activities was a result of the net loss of $29.6 million for the quarter was offset by non-cash charges of $45.4 million and net changes in operating assets and liabilities of $18.5 million. The positive impact of changes in operating assets and liabilities may reverse in future quarters, depending on the timing of quarter end in relation to items such as internal payroll cycles and the timing of receipt of invoices from our vendors. The cash used in operating activities a year ago was primarily attributable to a net loss of $1.0 billion, offset by non-cash charges of $983.5 million. These non-cash charges consist of depreciation and amortization, non-cash expenses related to stock compensation, content and distribution services and the non-cash portion of the restructuring and integration charge.

      Cash used in investing activities was $80.4 million this quarter compared to cash provided by investing activities of $113.2 million a year ago. Cash used in investing activities this quarter primarily related to purchases of long term marketable debt securities partially offset by maturities of short term marketable debt securities. Cash provided by investing activities a year ago primarily related to maturities of short term marketable debt securities. Investments in property and equipment were $4.0 million this quarter compared to $5.8 million a year ago. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future.

      Cash used in financing activities was $5.2 million this quarter, primarily related to the redemption of our Series B preferred stock, offset by the net proceeds from exercises of employee stock options. Cash provided by financing activities was $2.9 million a year ago, primarily related to the net proceeds from exercises of employee stock options.

      As of March 31, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 2002 consisted primarily of obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration effort.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

		(In Millions)
2002	$23.1	$7.3	$30.4
2003	19.5	.6	20.1
2004	16.1	—	16.1
2005	13.7	—	13.7
2006	11.6	—	11.6
Thereafter	$52.7	$—	$52.7

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

Recent Accounting Pronouncements

      On August 1, 2001, FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets.” We adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 did not have a significant impact on our financial condition or results of operations.

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to being offset against the related expense. Application of EITF No. 01-14 is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified to comply with this guidance. As a result of applying EITF No. 01-14, we reclassified reimbursements we received for out-of-pocket expenses related to postage for customized billing statements mailed to patients on behalf of healthcare providers. This reclassification resulted in an increase in both revenue and cost of operations of $18.4 million for the quarter ended March 31, 2001.

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

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information technology products and services is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. See “— We face significant competition for our products and services” below.

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

      For additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see “— Government regulation could adversely affect our business” below and the information contained under “Business — Government Regulation” in our 2001 Annual Report on Form 10-K.

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

      WebMD Health faces competition both in attracting members and visitor traffic and in generating revenue from advertisers, sponsors and others. We compete with numerous companies and organizations for the attention of healthcare professionals and consumers including traditional offline media such as network and cable television, print journals, conferences, continuing medical education programs and symposia. We also face significant competition from online information resources. There are thousands of healthcare-related Web sites on the Internet. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations. In addition, to the extent that we are successful in increasing revenue from our portals, competition for our portals audience and for the potential sources of revenue are likely to increase.

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

Loss of a small number of key advertisers and sponsors could have a material adverse effect on our portal services revenues

      We expect that a substantial portion of our portal services revenue from advertising and sponsorship sales in any given future period may continue to come from a relatively small number of advertisers and sponsors. Thus, the loss of a small number of relationships with key advertisers and sponsors or reduction of their purchases could have a material adverse effect on our portal services revenues. We may lose such relationships or experience a reduction in purchases if we fail to meet our customers’ expectations or needs or to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry. See “— Developments in the healthcare industry could adversely affect our revenues” above, “Government regulation could adversely affect our business” below and the information contained under “Business — Government Regulation” in our 2001 Annual Report on Form 10-K.

The WebMD Health Network has limited experience with international operations and in adapting its services in non-United States markets

      To date, we have had limited experience in developing localized versions of our portal services and in marketing and operating our portal services internationally. However, we intend to continue to devote resources to expanding our portals business to select non-United States markets. To achieve this, we may enter into relationships with foreign business partners. We may experience difficulty in obtaining these partners and managing international operations because of distance, trade and privacy regulation, language barriers and cultural differences. The financial results of our international operations may be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political, regulatory and economic conditions, and difficulties we may encounter in protecting our intellectual property.

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

Our business may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” below and the information under “Legal Proceedings” in our 2001 Annual Report on Form 10-K.

Government regulation could adversely affect our business

      Healthcare Regulation — General. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.

      Existing laws and regulations also could create liability, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

      HIPAA. Under the Health Insurance Portability and Accountability Act, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmissions of certain health information. As more fully described under “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996” in our 2001 Annual Report on Form 10-K, portions of these rules apply to our operations and create both risks and opportunities for our business. The effect of HIPAA, and the regulations issued pursuant to HIPAA, on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, will be made in the future or how those changes could affect our business.

      Regulation of the Internet. The Internet and its associated technologies are subject to government regulation. For example, the Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Our failure, or the failure of our business partners, to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for the methods of healthcare e-commerce that we are providing or developing or even prohibit the sale of particular products and services.

      Other Regulation. Other state and federal statutes and regulations may affect our operations. We carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws. However, many of these laws are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices. For more information regarding government regulation to which we are or may be subject, see “Business — Government Regulation” in our 2001 Annual Report on Form 10-K.

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

The proposed disposition of our plastics and filtration technologies business may not be completed in accordance with our expectations.

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

      Healthcare regulation could adversely affect our plastics and filtration technologies business. Porex manufactures and distributes medical/ surgical devices. Certain of Porex’s products are FDA-regulated medical devices, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. Because Porex’s medical devices are in commercial distribution, we are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Our failure to comply could subject us to FDA enforcement action and sanctions. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

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

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the discussion of these actions in “Legal Proceedings — Porex Mammary Implant Litigation” in our 2001 Annual Report on Form 10-K.

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

      Principal amounts expected to mature are $19.2 million and $156.0 million for the remainder of 2002 and 2004, respectively. We have investments totaling $156.0 million in federal agency notes that were callable subjecting us to interest rate risk on the reinvestment of these securities.

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

      In March 1999, the defendants filed a motion to dismiss all of plaintiffs’ claims. Plaintiffs then voluntarily dismissed their state law claims. In September 1999, the court dismissed the consolidated complaint without prejudice. In November 1999, the plaintiffs filed an amended consolidated complaint. In May 2000, defendants filed a motion to dismiss the amended consolidated complaint. The court in February 2001 entered an order denying in part and granting in part defendants’ motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to defendants Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants.

      In April 2002, the court certified a class of plaintiffs consisting of all persons, other than defendants, who purchased shares of Envoy common stock between February 27, 1997 and August 18, 1998.

      The parties have engaged in preliminary settlement discussions which have not yet resulted in agreements on terms for a settlement.

      The Agreement and Plan of Merger among Healtheon/WebMD, Pine Merger Corp., Envoy, Quintiles Transnational Corp., and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify us with respect to this litigation.

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

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this quarterly report.

      (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

•	Report on Form 8-K filed on March 26, 2002, pursuant to which the Registrant announced its Convertible Notes offering.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: May 15, 2002

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002
4.2	Registration Rights Agreement dated as of April 1, 2002 between WebMD Corporation and UBS Warburg LLC
4.3	Form of 3 1/4% Convertible Subordinated Notes Due 2007 (included in Exhibit 4.1)

E-1