Form 10-Q
period 2002-06-30
WEBMD CORP /NEW/
filed 2002-08-14
CIK 1009575

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes ☒     No ☐

As of August 6, 2002, there were 297,066,577 shares of the

Registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 28, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 28 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,590	$253,011
Short-term investments	4,448	99,194
Accounts receivable, net	145,844	150,252
Current portion of prepaid content and distribution services	26,453	28,818
Assets of discontinued operations	229,789	232,552
Other current assets	19,093	19,068

Total current assets	570,217	782,895

Marketable debt securities	447,401	—
Marketable equity securities	15,819	15,707
Property and equipment, net	49,637	47,333
Prepaid content and distribution services	61,473	71,579
Goodwill, net	521,979	506,761
Intangible assets, net	89,569	153,538
Other assets	27,495	22,959

	$1,783,590	$1,600,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,529	$16,180
Accrued expenses	225,324	224,317
Deferred revenue	77,118	65,861
Liabilities of discontinued operations	42,419	44,434

Total current liabilities	354,390	350,792

Convertible subordinated notes	300,000	—
Other long-term liabilities	531	1,208
Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; no shares issued at June 30, 2002; 100 shares issued at December 31, 2001	—	10,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 213,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 370,310,783 shares issued at June 30, 2002; 366,956,160 shares issued at December 31, 2001	37	37
Additional paid-in capital	11,665,342	11,652,743
Treasury stock, at cost; 70,837,462 shares at June 30, 2002; 56,091,935 shares at December 31, 2001	(311,329)	(222,582)
Accumulated other comprehensive income	14,271	12,093
Deferred stock compensation	(26,495)	(42,173)
Accumulated deficit	(10,213,157)	(10,161,346)

Total stockholders’ equity	1,128,669	1,238,772

	$1,783,590	$1,600,772

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue (1)	$196,135	$197,444	$392,467	$400,385
Costs and expenses:
Cost of operations	119,369	138,096	242,822	281,890
Development and engineering	10,103	9,141	19,800	21,513
Sales, marketing, general and administrative	70,488	113,809	144,160	242,367
Depreciation and amortization	30,845	755,073	61,435	1,514,870
Restructuring and integration	—	11,211	(3,750)	219,894
Gain on investments	5,866	—	5,866	—
Interest income	5,878	8,256	8,839	19,207
Interest expense	2,835	153	2,856	200

Loss from continuing operations	(25,761)	(821,783)	(60,151)	(1,861,142)

Discontinued operations:
Income from discontinued operations	3,552	—	8,340	—

Net loss	$(22,209)	$(821,783)	$(51,811)	$(1,861,142)

Basic and diluted net (loss) income per common share:
Loss from continuing operations	$(.08)	$(2.30)	$(.19)	$(5.21)
Income from discontinued operations	.01	—	.02	—

Net loss	$(.07)	$(2.30)	$(.17)	$(5.21)

Weighted-average shares outstanding used in computing basic and diluted net (loss) income per common share	309,462	357,878	310,565	357,342

(1)	Includes revenue from related parties of $3,000 for the six months ended June 30, 2001.

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,811)	$(1,861,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,435	1,514,870
Amortization of debt issuance costs	374	—
Non-cash content and distribution services and stock compensation	28,299	69,932
Non-cash portion of restructuring and integration charge	—	185,498
Gain on investments	(5,866)	—
Changes in operating assets and liabilities:
Accounts receivable	4,412	9,962
Prepaid content and distribution services	(938)	(10,310)
Other assets, net	2,882	5,098
Accounts payable	(4,607)	(4,762)
Accrued expenses	4,713	(13,879)
Deferred revenue	10,871	5,004

Net cash provided by (used in) operating activities	49,764	(99,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available for sale securities	101,826	119,000
Purchases of available for sale securities	(201,565)	—
Purchases of held to maturity securities	(244,213)	—
Purchases of property and equipment	(10,177)	(14,381)
Cash paid in business combinations, net of cash acquired	(2,569)	(6,042)

Net cash provided by (used in) investing activities	(356,698)	98,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,120	7,208
Net proceeds from issuance of convertible debt	292,000	—
Payments of notes payable and other	(2,860)	(2,163)
Redemption of Series B Preferred Stock	(10,000)	—
Purchases of treasury stock	(88,747)	(2,835)

Net cash provided by financing activities	198,513	2,210

Net increase (decrease) in cash and cash equivalents	(108,421)	1,058
Cash and cash equivalents at beginning of period	253,011	490,797

Cash and cash equivalents at end of period	$144,590	$491,855

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of equity securities in connection with strategic alliances and services	$15	$17,500

Issuance of equity securities to satisfy retirement plan obligations	$5,249	$—

See notes to consolidated financial statements.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, unaudited)

1.	Summary of Significant Accounting Policies

Organization and Business

      WebMD Corporation (the “Company”) was incorporated in December 1995 and commenced operations in January 1996, as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation (“ActaMed”) in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company, ActaMed, WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite and OnHealth for all periods presented. All other acquisitions have been included for the period subsequent to their respective acquisition date.

      The Company has aligned its business into three operating segments as follows:

      Transaction Services or WebMD Envoy transmits electronic and Internet transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. This group provides connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., MedE America, Kinetra, Envoy and CareInsite acquisitions.

      Physician Services or WebMD Medical Manager develops and markets integrated physician practice management systems, including administrative, financial and clinical applications and services, primarily under The Medical Manager, Intergy and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes operations of Medical Manager and subsequent acquisitions.

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

Basis of Presentation

      The unaudited consolidated financial statements have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. Porex Corporation and the Company’s other plastics and filtration subsidiaries (collectively referred to as “Porex”) are reflected as assets and liabilities of discontinued operations.

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Revenue

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to an offset against the related expense. Upon application, comparative financial statements for prior periods are required to be reclassified. The Company reclassified amounts it had paid for expenses related to postage, primarily for the mailing of customized billing statements to patients on behalf of healthcare providers. This reclassification resulted in an increase in previously reported revenue and cost of operations of $18,730 and $37,180 for the three and six months ended June 30, 2001. Postage expense included in cost of operations for the three and six months ended June 30, 2002 was $19,467 and $37,842, respectively.

      Revenue from related parties consists of revenues for services provided to News Corporation during the three months ended March 31, 2001. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock. There was no revenue from related parties for the three and six months ended June 30, 2002 or the three months ended June 30, 2001.

      Revenue recognized from the nonmonetary exchange of advertising for advertising (“Barter”) totaled approximately $5,813 and $11,508 for the three and six months ended June 30, 2001. There were no revenues recognized from Barter transactions for the three and six months ended June 30, 2002. The costs related to these transactions were equal to the revenues and are included in sales, marketing, general and administrative expenses.

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. These reclassifications had no net effect on previously reported financial position or results of operations.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Business Combinations

2002 Acquisitions

      During the six months ended June 30, 2002, the Company acquired eight physician services companies for a total cost of $2,569 which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $2,048 and intangible assets subject to amortization of $937 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $281 related to non-compete agreements with estimated useful lives of one to five years and $656 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/Medscape, Inc. (“Medscape”). Medscape operates both consumer and professional Web sites. The total purchase consideration for these assets was approximately $10,442 comprised of $9,242 in cash and estimated acquisition costs of $1,200. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $7,347 and intangible assets subject to amortization totaling $2,420 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with estimated useful lives of 3 and 5 years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal Services segment.

      In 2001, the Company acquired ten physician services companies for a total cost of $8,159, which was paid primarily in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $9,879 and intangible assets subject to amortization of $3,453 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. Amortization of goodwill related to business combinations completed prior to June 30, 2001 has been provided through December 31, 2001. The intangible assets are comprised of $886 related to non-compete agreements with estimated useful lives of one to five years and $2,567 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the three months ended June 30, 2001, a charge of $11,211 was recorded which consisted of $8,000 in payments made to customers to exit contractual obligations and $3,211 of additional integration costs for employee retention arrangements related to exit activities. During the six months ended June 30, 2001, a charge of $219,894 was recorded, which consisted of: (i) $138,039 relating to the restructuring of the strategic relationships primarily associated with Microsoft, of which $133,500 represented non-cash charges related to the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999, (ii) personnel-related costs of $63,463, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 350 additional employees that the Company identified and notified of termination during the three months ended March 31, 2001, (iii) facilities charges of $1,985, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the quarter ended March 31, 2001, (iv) $8,000 in payments made to customers to exit contractual obligations and (v) $8,407 of integration costs, consisting of employee retention arrangements related to exit activities. Integration costs are recorded as an expense in the period in which they arise.

      The Company has substantially completed its restructuring efforts. Restructuring and integration activity for the six months ended June 30, 2002 is comprised of a $3,750 benefit resulting from a payment received in settlement of certain contractual obligations.

      The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Other	Total

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353
Accruals	—	—	(3,750)	(3,750)
Cash payments	(2,445)	(4,132)	3,750	(2,827)

Balance at June 30, 2002	$1,011	$36,765	$—	$37,776

      The Company expects to pay substantially all the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, during 2002.

4. Stockholders’ Equity

     Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the Company announced that its Board of Directors authorized an additional $50,000 under the Program. As of June 30, 2002, the Company has repurchased a total of 16,574 shares at a cost of approximately $69,829 under the Program, of which 646 shares were repurchased during the quarter ended June 30, 2002

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for an aggregate purchase price of $4,006. These shares are reflected as treasury shares in the accompanying consolidated balance sheet. The Company did not repurchase any of its common stock during the three months ended March 31, 2002.

     Cerner Corporation Repurchase

      During the three months ended June 30, 2002, the Company repurchased 14,100 shares of its common stock from Cerner Corporation at a purchase price of $6.01 per share or an aggregate purchase of $84,741. The repurchase of the shares from Cerner Corporation was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the stock repurchase program.

     Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized two hundred shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the Company issued one hundred shares of Series B Preferred in exchange for all the outstanding shares of CareInsite’s preferred stock. The Series B Preferred was convertible in March 2002 into an aggregate of 264 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred was redeemable for an aggregate of $10,000 by the Company or the holder in March 2002 or by the holder following the notice of a change of control of the Company. In March 2002, the Company redeemed the outstanding Series B Preferred for $10,000 in accordance with its terms.

5. Convertible Subordinated Notes

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) in a private offering. The Company incurred issuance costs related to the Notes of $8,000, which are included in other long-term assets. Interest will accrue at the rate of 3 1/4% per annum and is payable semi-annually on April 1 and October 1 of each year, with the first interest payment to be made on October 1, 2002. Unless previously redeemed or converted, the Notes will mature on April 1, 2007. The Notes are convertible into an aggregate of approximately 32,387 shares of the Company’s common stock, subject to adjustment in certain circumstances. The Notes are redeemable at the Company’s option, at any time after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The debt issuance costs are being amortized using the effective interest method over the term of the Notes. The amortization of the debt issuance costs is included in interest expense.

6. Discontinued Operations

      In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company’s acquired businesses, the Company’s Board of Directors approved management’s plan to dispose of Porex. Porex was wholly owned by Medical Manager prior to the completion of the Company’s acquisition of Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications.

      In accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”), the results of operations of Porex were excluded from the Company’s consolidated statements of operations prior to September 12, 2001. Porex had net income of $3,590 and $6,203 for the three and six months ended June 30, 2001. Porex’s net income reflects the impact of tax benefits from being included in the Company’s consolidated tax return.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company is required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The Company expects Porex to generate earnings while the Company continues to explore various divestiture alternatives. As a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) on January 1, 2002, the assets and liabilities representing the fair value of Porex are presented separately within the asset and liability sections of the Company’s consolidated balance sheets. The net income for Porex of $3,552 million and $8,340 million for the three and six months ended June 30, 2002 is reflected in the Company’s consolidated statement of operations as income from discontinued operations. The Company recorded $9,088 of net cash distributions received from Porex during the three months ended March 31, 2002 as a reduction in carrying value. Porex made no cash distributions during the three months ended June 30, 2002.

      Assets and liabilities of the discontinued operations as of June 30, 2002 were as follows:

Assets:
Current assets	$72,366
Property, plant and equipment, net	46,399
Other long term assets, net	111,024

$229,789

Liabilities:
Current liabilities	$22,675
Long term liabilities	19,744

$42,419

      The Company is continuing to pursue the disposal of Porex as a sale transaction. The Board of Directors had also authorized the Company to pursue an alternative that would have involved splitting off Porex as a separate publicly traded company. This split-off transaction would have been accomplished by offering stockholders of the Company the opportunity to receive Porex shares in exchange for shares of the Company’s common stock. On May 14, 2002, Porex Holdings, Inc., a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission regarding the split-off alternative. On July 17, 2002, Porex Holdings withdrew the registration statement that it had filed with respect to a possible split-off of Porex from the Company in light of then current market conditions. The Company will continue to pursue potential sale transactions as a means of disposing of Porex and may, in the future, consider alternative means of disposition, such as an IPO, exchange offer or other transaction, subject to market conditions.

7. Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Inter-segment revenues are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring, non-cash and other items. Non-cash items include depreciation, amortization, and other non-cash expenses primarily comprised of stock compensation expense and the non-cash expenses related to content, distribution, advertising and services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances. The Company does not disaggregate assets for internal management reporting.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for each of the segments and a reconciliation to loss from continuing operations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Transaction services	$117,204	$116,558	$235,131	$233,653
Physician services	66,068	66,471	132,157	132,596
Portal services	18,006	17,045	35,140	38,652
Eliminations and other, net (a)	(5,143)	(2,630)	(9,961)	(4,516)

	$196,135	$197,444	$392,467	$400,385

Income (loss) before restructuring, non-cash and other items
Transaction services	$18,264	$8,886	$35,802	$17,763
Physician services	6,234	6,638	12,486	11,895
Portal services	(2,219)	(21,140)	(7,056)	(48,262)
Corporate and other	(12,641)	(26,240)	(27,248)	(56,849)
Interest income	5,878	8,256	8,839	19,207
Interest expense	(2,835)	(153)	(2,856)	(200)

	$12,681	$(23,753)	$19,967	$(56,446)

Restructuring, non-cash and other items
Depreciation and amortization	$(30,845)	$(755,073)	$(61,435)	$(1,514,870)
Non-cash content and distribution services and stock compensation	(13,463)	(31,746)	(28,299)	(69,932)
Gain on investments	5,866	—	5,866	—
Restructuring and integration	—	(11,211)	3,750	(219,894)

Loss from continuing operations	$(25,761)	$(821,783)	$(60,151)	$(1,861,142)

(a)	Includes revenues related to information technology outsourcing, consulting and other operations that the Company began to exit as a result of restructuring and integration efforts that began in the third quarter of 2000, and elimination of inter-segment revenues of $5,143 and $9,961 for the three and six months ended June 30, 2002, respectively, and $3,245 and $6,297 for the three and six months ended June 30, 2001, respectively.

8. Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company is currently in the process of registering resales of the convertible subordinated notes and, therefore, until the registration statement becomes effective, the current market for this security is limited to “qualified institutional buyers,” as defined in Rule 144A

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promulgated under the Securities Act of 1933. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2002		December 31, 2001

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$144,590	$144,590	$253,011	$253,011
Short-term investments	4,448	4,448	97,005	99,194
Marketable securities — long term	448,949	467,725	5,803	15,707
Liability:
Convertible subordinated notes	$300,000	$256,125	—	—

      As of June 30, 2002, the Company’s short-term investments consisted of certificates of deposit, marketable debt securities consisted of Federal agency notes and U.S. Treasury notes and marketable equity securities consisted of an equity investment in a publicly traded company. At December 31, 2001, the Company’s short-term investments consisted principally of U.S. Treasury notes and certificates of deposit, and marketable equity securities consisted of equity investments in publicly traded companies.

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value and gains relating to the Company’s investments in debt and equity securities:

	June 30, 2002			December 31, 2001

	Cost Basis	Fair Value	Gain	Cost Basis	Fair Value	Gain

Available for sale securities:
Certificates of deposit and marketable debt securities	$206,014	$207,636	$1,622	$97,005	$99,194	$2,189
Equity securities	3,170	15,819	12,649	5,803	15,707	9,904

	$209,184	$223,455	$14,271	$102,808	$114,901	$12,093

Held-to-maturity securities:
Marketable debt securities	$244,213	$248,718	$4,505	$—	$—	$—

      As of June 30, 2002, the Company’s investments in certificates of deposit had contractual maturities of less than one year and an aggregate principal amount of $4,448. The Company’s investments in available-for-sale marketable debt securities had contractual maturities of less than two years and an aggregate principal amount of $200,000. The investments in held-to-maturity debt securities had contractual maturities of two to five years and an aggregate principal amount of $242,110.

      During the three months ended June 30, 2002 the Company sold one of its investments in marketable equity securities for proceeds of $7,026, which resulted in a gain of $5,866. The proceeds from this sale have been included in “proceeds from maturities and sales of available for sale securities” in the accompanying statements of cash flows and the gain has been reflected as “gain on investments” in the accompanying statements of operations for both of the three and six month periods ended June 30, 2002.

9. Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has excluded all convertible redeemable preferred stock, convertible subordinated notes, warrants and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares excluded from the calculations of diluted loss per common share was approximately 183,903 and 169,837 shares for the three and six months ended June 30, 2002, respectively, and 161,320 and 163,300 shares for the three and six months ended June 30, 2001, respectively.

10. Goodwill and Other Intangible Assets

      Effective July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141), and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121), which was superceded by SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill during the fourth quarter of each year.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Transaction	Physician	Portal
	Services	Services	Services	Total

Balance as of January 1, 2002	$333,412	166,002	7,347	$506,761
Adjustment for acquired workforce intangibles	8,555	8,089	—	16,644
Goodwill recorded during the period	—	2,048	—	2,048
Adjustments to finalize purchase price allocations	—	(3,474)	—	(3,474)

Balance as of June 30, 2002	$341,967	172,665	7,347	$521,979

      Intangible assets subject to amortization consist of the following:

	June 30, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$207,275	(141,122)	$66,153	$204,052	(103,303)	$100,749
Tradenames	24,329	(8,542)	15,787	24,329	(3,072)	21,257
Technology, patents and other	144,287	(136,658)	7,629	159,763	(128,231)	31,532

Total	$375,891	(286,322)	$89,569	$388,144	(234,606)	$153,538

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$101,262
2003	30,830
2004	4,031
2005	2,840
2006	896
2007	400

      The pro forma results of operations for the three and six months ended June 30, 2001, assuming the provisions of SFAS No. 142 were applied, are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Loss from continuing operations (as reported)	$(821,783)	$(1,861,142)
Add back amortization for:
Goodwill	708,838	1,413,318
Workforce	3,685	7,384

Adjusted loss from continuing operations	$(109,260)	$(440,440)

Basic and diluted net loss per common share:
Loss from continuing operations (as reported)	$(2.30)	$(5.21)
Add back amortization for:
Goodwill	1.98	3.96
Workforce	0.01	0.02

Adjusted loss from continuing operations	$(0.31)	$(1.23)

      The pro forma results of operations for the years ended December 31, 2001, 2000 and 1999, assuming the provisions of SFAS 142 were applied, are as follows:

	Years Ended December 31,

	2001	2000	1999

Loss from continuing operations (as reported)	$(6,689,669)	$(3,085,608)	$(287,992)
Add back amortization for:
Goodwill	2,202,982	1,872,563	151,814
Workforce	14,050	9,300	555

Adjusted loss from continuing operations	$(4,472,637)	$(1,203,745)	$(135,623)

Basic and diluted net loss per common share:
Loss from continuing operations (as reported)	$(19.19)	$(12.61)	$(3.58)
Add back amortization for:
Goodwill	6.32	7.65	1.89
Workforce	0.04	0.04	0.00

Adjusted loss from continuing operations	$(12.83)	$(4.92)	$(1.69)

11. Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating SFAS 146, to determine the effect, if any, on the Company’s consolidated financial position and results of operations.

      On January 1, 2002, the Company adopted SFAS No. 144 which prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of their carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact on the Company’s financial condition and results of operations from the adoption of SFAS No. 144 was not material.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The Company is required to adopt this standard on January 1, 2003. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long–lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company is currently evaluating SFAS 143 to determine the effect, if any, on the Company’s consolidated financial position and results of operations.

12. Commitments and Contingencies

      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2001 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s financial position or results of operations.

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

      This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Cautionary Statement Regarding Forward-Looking Statements” on page 3.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the several acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value of long-lived assets excluding goodwill, whenever indicators of impairment are present. We will perform a goodwill impairment test on at least an annual basis. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or general economic conditions, could result in an assessment of our long-lived assets for impairment and could result in an impairment charge in the future.

•	Investments. Our investments at June 30, 2002 consisted of Federal agency notes, certificates of deposit, U.S. Treasury notes and an equity investment in a public company. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated amounts of accounts receivable that may not be recoverable. Actual future events and experience may require revisions in our estimates for bad debt expense.

•	Discontinued Operations. Our Board of Directors approved our plan to dispose of our plastics and filtration technologies subsidiaries, collectively referred to as Porex. Our estimate of the fair value of the assets and liabilities of Porex are stated on our balance sheet. Porex’s ability to continue to generate earnings in the future or changes outside of our control, such as the volatility of the financial markets and the availability and terms of financing for potential acquirors, could affect the carrying amount, and possibly result in a future impairment charge. Additionally, our completion of the divestiture of this asset could result in a gain or loss in the future to the extent that proceeds received differs from our carrying value.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of the domestic advertising services we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration effort, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions, could have an impact on these estimates.

•	Warrants. We have issued warrants to acquire shares of our common stock as consideration for services. The value of these warrants has been determined using the Black-Scholes model, which may not necessarily be representative of the cash consideration we could have received in exchange for the warrants.

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

      In connection with our restructuring and integration efforts, we recorded a restructuring and integration benefit of $3.8 million in the quarter ended March 31, 2002, charges of $11.2 million during the quarter ended June 30, 2001 and charges of $219.9 million, of which $185.5 million were non-cash charges, in the six months ended June 30, 2001. No activity was recorded to the statement of operations during the three months ended June 30, 2002. Our efforts are substantially complete and our remaining obligation related to these efforts is estimated to be $37.8 million, which is included in accrued expenses as of June 30, 2002.

      As we announced on September 28, 2000, our Board of Directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. In accordance with EITF 87-11, the expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included in current assets. At that time, we reduced the consolidated balance sheet for all items that pertained specifically to Porex. As the divestiture of Porex was not completed within the one year period allotted by EITF 87-11, we are now required to record the results of Porex in our statement of operations as of September 13, 2001, as a discontinued operation in accordance with EITF 90-6. We expect Porex to continue to generate earnings while we continue to explore various divestiture alternatives. As a result of the Company’s adoption of SFAS 144 on January 1, 2002, the fair value of Porex is reflected as assets and liabilities of discontinued operations.

      The Board of Directors had also authorized the Company to pursue an alternative that would have involved splitting off Porex as a separate publicly traded company. This split-off transaction would have been accomplished by offering stockholders of the Company the opportunity to receive Porex shares in exchange for shares of the Company’s common stock. On May 14, 2002, Porex Holdings, Inc., a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission regarding the split off alternative. On July 17, 2002, Porex Holdings withdrew the registration statement that it had filed with respect to a possible split-off of Porex from the Company in light of then current market conditions. The Company will continue to pursue potential sale transactions as a means of disposing of Porex and may, in the future, consider alternative means of disposition, such as an IPO, exchange offer or other transaction, subject to market conditions.

Results of Operations

      Revenue is derived from our three business segments: Transaction Services, Physician Services and Portal Services. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. Physician Services include sales of The Medical Manager® practice management system, which addresses the administrative, financial, clinical and practice management needs of physician practices. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. Revenues for 2001 reflect the reclassification of reimbursements for certain out of pocket expenses as a result of adoption of EITF 01-14 effective January 1, 2002. See “Recent Accounting Pronouncements.”

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

      The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001.

     Consolidated

      Revenue. Revenues for the three months ended June 30, 2002 were $196.1 million compared to $197.4 million a year ago. Physician Services revenues and inter-segment eliminations and other were responsible for $.4 million and $2.5 million, respectively, of the revenue decline for the quarter partially offset by increases of $.6 million and $1.0 million in Transaction Services and Portal Services segments, respectively.

      Revenues for the six months ended June 30, 2002 were $392.5 million compared to $400.4 million a year ago. Physician Services, Portal Services and inter-segment eliminations and other accounted for $0.4 million, $3.5 million and $5.4 million, respectively, of the revenue decline partially offset by an increase of $1.5 million in Transaction Services revenue.

      Revenue from related parties was $3.0 million during the six months ended June 30, 2001. These revenues consist of services provided to News Corporation. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

     Costs and Expenses

      Cost of Operations. Cost of operations decreased to $119.4 million and $242.8 million for the three and six months ended June 30, 2002 from $138.1 million and $281.9 million a year ago. Our cost of operations represented 61% and 62% of revenues for the three and six month periods ended June 30, 2002, respectively, compared to 70% for both the three and six month periods ended June 30, 2001. This decrease was primarily due to the elimination of costs as a result of our restructuring and integration initiatives, primarily reduced personnel related and facilities costs from consolidating data center operations in our Transaction Services segment as well as in our Portal Services segment. Also contributing to the decrease were the elimination of direct costs associated with residual revenue from technology outsourcing and consulting relationships and other non-core products that were exited in 2001. Cost of operations for the three and six month periods ended June 30, 2002 includes approximately $0.8 million and $1.7 million in non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense increased to $10.1 million during the three months ended June 30, 2002 from $9.1 million a year ago. The increase was due to the Company’s increased investment in product offerings partially offset by the impact of cost reductions resulting from our restructuring and integration efforts.

      During the six month period ended June 30, 2002, development and engineering decreased $1.7 million or 8% to $19.8 million from a year ago mainly due to the impact of cost reductions resulting from our restructuring and integration efforts, partially offset by increased investment in the Company’s product offerings.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $70.5 million and $144.2 million for the three and six month periods ended June 30, 2002 compared to $113.8 million and $242.4 million a year ago, which represents decreases of 38% and 41% during the three month and six month periods, respectively. Sales, marketing, general and administrative expenses excluding non-cash expenses decreased to $57.8 million and $117.6 million for the three and six month periods ended June 30, 2002 compared to $82.1 million and $172.4 million a year ago. The decrease in sales, marketing, general and administrative expenses excluding non-cash expenses is due to the elimination of costs as a result of our restructuring and integration efforts. The nature of these expenses are primarily reduced advertising expenses related to the elimination of barter arrangements and distribution costs in our Portal Services segment as well as reduced personnel related costs across all segments. Non-cash expenses related to content and distribution services were $5.4 million and $11.7 million for the three and six month periods ended June 30, 2002, compared to $8.2 million and $16.4 million a year ago. This decrease was primarily due to the expiration of certain content and distribution alliance agreements. Non-cash stock compensation was $7.3 million and $14.9 million for the three and six months ended June 30, 2002 compared to $23.5 million and $53.5 million a year ago. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 1999 and 2000 acquisitions.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $30.8 million and $61.4 million for the three and six month period ended June 30, 2002 compared to $755.1 million and $1.515 billion a year ago. The decrease was primarily attributable to the adoption of SFAS No. 142 on January 1, 2002, which eliminates amortization expenses related to goodwill and certain intangibles and requires these assets to be tested for impairment at least annually. We recorded goodwill and intangible amortization of $712.5 million and $1.421 billion during the three and six month period ended June 30, 2001 related to goodwill and certain intangible assets that are no longer subject to amortization. We plan to conduct an annual impairment test for goodwill during the fourth quarter of each year.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts, we recorded a benefit of $3.8 million during the six months ended June 30, 2002 related to a payment received in settlement of certain contractual obligations. No activity was recorded during the three months ended June 30, 2002. During the six months ended June 30, 2001, we recorded a charge of $219.9 million. The $219.9 million charge recorded a year ago consists of:

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

      Gain on Investments. Gain on investments of $5.9 million represents the excess of the selling price over the cost basis of one of our investments in available for sale securities that was sold during the quarter ended June 30, 2002.

      Interest Income. Interest income decreased to $5.9 million and $8.8 million during the three and six month periods ended June 30, 2002 from $8.3 million and $19.2 million a year ago. This decrease is due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our stock, acquisitions during 2002 and 2001, and payments made under our restructuring and integration program combined with lower available rates of return offset in part by interest income related to the $292 million of net proceeds received from our issuance of 3 1/4% Convertible Subordinated Notes on April 1, 2002.

      Interest Expense. Interest expense increased to $2.8 million and $2.9 million for the three and six months ended June 30, 2002 from $0.2 million and $0.2 million a year ago, as a result of interest expense and amortization of debt issuance costs related to the Convertible Subordinated Notes issued in April 2002.

      Income from Discontinued Operations. Income from discontinued operations for the three and six months ended June 30, 2002 was $3.6 million and $8.3 million. The decline in income from discontinued operations from the quarter ended March 31, 2002 to the quarter ended June 30, 2002 was primarily the result of restructuring, impairment and other charges of $1.8 million related to the consolidation of certain facilities.

     Segments

      Our segments are as follows:

•	Transaction Services or WebMD Envoy. We transmit electronic and Internet transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon, and the ActaMed, MedE America, WebMD, Inc., Kinetra, Envoy and CareInsite acquisitions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, primarily under The Medical Manager, Intergy and Medical Manager Network Services (“Network Services”) brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes operations from Medical Manager and subsequent acquisitions.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and Medscape acquisitions.

      We evaluate the performance of our business segments based upon income or loss before restructuring, non-cash and other items. Non-cash items include depreciation, amortization, impairment charges, losses on investments and non-cash expenses related to content and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Results for the three and six month periods ended June 30, 2002 and 2001 for each of our segments and a reconciliation to loss from continuing operations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue
Transaction services	$117,204	$116,558	$235,131	$233,653
Physician services	66,068	66,471	132,157	132,596
Portal services	18,006	17,045	35,140	38,652
Inter-segment eliminations and other, net	(5,143)	(2,630)	(9,961)	(4,516)

	$196,135	$197,444	$392,467	$400,385

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income (loss) before restructuring, non-cash and other items
Transaction services	$18,264	$8,886	$35,802	$17,763
Physician services	6,234	6,638	12,486	11,895
Portal services	(2,219)	(21,140)	(7,056)	(48,262)
Corporate and other	(12,641)	(26,240)	(27,248)	(56,849)
Interest income	5,878	8,256	8,839	19,207
Interest expense	(2,835)	(153)	(2,856)	(200)

	$12,681	$(23,753)	$19,967	$(56,446)

Restructuring, non-cash and other items
Depreciation and amortization	$(30,845)	$(755,073)	$(61,435)	$(1,514,870)
Non-cash content and distribution services and stock compensation	(13,463)	(31,746)	(28,299)	(69,932)
Gain on investments	5,866	—	5,866	—
Restructuring and integration	—	(11,211)	3,750	(219,894)

Loss from continuing operations	$(25,761)	$(821,783)	$(60,151)	$(1,861,142)

      The following discussion is a comparison of the results of operations for the three and six month periods ended June 30, 2002 to the three and six month periods ended June 30, 2001.

      Transaction Services. Revenues were $117.2 million and $235.1 million for the three and six months ended June 30, 2002, an increase of $0.6 million and $1.5 million compared to a year ago. The increases were due to higher transaction volumes which were offset by reductions of $6.4 million and $9.3 million for the three and six months ended June 30, 2002 related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings. These relationships were exited throughout 2001 and during the three months ended June 30, 2002.

      Income before restructuring, non-cash and other items for the three and six months ended June 30, 2002 increased by $9.4 million or 105.5% and $18 million or 101.6%, respectively, compared to a year ago. As a percent of revenue, income before restructuring, non-cash and other items improved to 15.6% and 15.2% for the three and six months ended June 30, 2002, respectively, compared to 7.6% a year ago. The improvement was a result of our consolidation and integration efforts which resulted in lower personnel and occupancy related expenses and the elimination of certain unprofitable products and relationships.

      We expect continued improvement in income before restructuring, non-cash and other items for Transaction Services throughout the balance of 2002. This improvement is due in part to the full impact of certain products and relationships that were terminated during the quarter ended June 30, 2002.

      Physician Services. Revenues were $66.1 million and $132.2 million for the three and six months ended June 30, 2002, a decrease of $0.4 million compared to those same periods from a year ago. The decrease was attributable to lower levels of new product sales, which we believe were due to a combination of the timing of the introduction of new products during 2002 and the impact of the continuing uncertain economic conditions on the investment decisions of physician practices. These decreases were largely offset by higher revenues from maintenance and Network Services offerings and the cumulative revenues from the 2001 and 2002 Acquisitions which contributed $1.4 million and $3.1 million more in revenues for the three and six months ended June 30, 2002 compared to a year ago.

      Income before restructuring, non-cash and other items decreased by $0.4 million for the three months ended June 30, 2002 and increased by $0.6 million for the six months ended June 30, 2002 compared to a year ago. As a percent of revenue, income before restructuring, non-cash and other items was 9.4% for each of the three and six months ended June 30, 2002 compared to 10.0% and 9.0% a year ago. These changes related to changes in the mix of revenues and roll-out costs related to our new products.

      We expect income before restructuring, non-cash and other items for Physician Services will increase in 2002 compared to 2001 although sequential quarterly results may be impacted by rollout costs of new products in advance of revenue generation.

      Portal Services. Revenues were $18.0 million and $35.1 million for the three and six months ended June 30, 2002. Revenue increased by $1.0 million for the three months ended June 30, 2002 compared to a year ago. Revenue for the six months ended June 30, 2002 decreased by $3.5 million. These changes in revenues were impacted by the elimination of arrangements which generated barter revenue of $5.8 million and $11.5 million for the three and six months ended June 30, 2001 offset in part by the acquisition of Medscape in late 2001 which contributed $5.4 million and $9.9 million in revenues for the three and six months ended June 30, 2002.

      Losses before restructuring, non-cash and other items for the three and six months ended June 30, 2002 declined by $18.9 million or 89.5% and $41.2 million or 85.4% compared to a year ago. As a percent of revenue, the loss before restructuring, non-cash and other items improved to 12.3% and 20.1% for the three and six months ended June 30, 2002 compared to 124.0% and 124.9% a year ago. This improvement resulted from our restructuring, integration and cost containment efforts which has resulted in substantial reductions in personnel, marketing, advertising, content, distribution and other expenses. We expect to continue to realize further reductions in 2002.

      We expect quarterly losses before restructuring, non-cash and other items to continue to decline and to generate Portal Services income before restructuring, non-cash and other items in the December 2002 quarter.

      Inter-Segment Eliminations and Other, Net. The increase in inter-segment eliminations for the three and six months ended June 30, 2002 compared to a year ago, resulted from the higher sales of Transaction Services products into the Physician Services customer base offset by the elimination of $0.6 million and $1.8 million in revenues during the three and six months ended June 30, 2001, from technology outsourcing and consulting relationships and other non-core products exited in 2001.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management as well as the residual costs during the prior year periods related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined to $12.6 million and $27.2 million during the three and six month periods ended June 30, 2002 from $26.2 million and $56.8 million a year ago as a result of consolidating many duplicative corporate functions and the elimination of residual expenses related to discontinued products. These efforts resulted in reduced expenses in occupancy, personnel, outside services and other operating expenses.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of June 30, 2002, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in the integration of our acquisitions, strategic relationships, infrastructure and product development.

      As of June 30, 2002, we had approximately $149.0 million in cash and cash equivalents and short-term investments and working capital of $215.8 million. Additionally, we had long-term investments of $447.4 million in marketable debt securities and $15.8 million in marketable equity securities.

      Cash provided by operating activities was $49.8 million during the six months ended June 30, 2002 compared to cash used in operating activities of $99.7 million a year ago. The cash provided from operating activities was a result of the net loss of $51.8 million for the six month period, offset by non-cash charges of $89.7 million and net changes in operating assets and liabilities of $17.3 million. The positive impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as internal payroll cycles and the timing of receipt of invoices from our vendors. The cash used in operating activities a year ago was primarily attributable to a net loss of $1.861 billion, offset by non-cash charges of $1.77 billion. These non-cash charges consist of depreciation and amortization, non-cash expenses related to stock compensation, content and distribution services and the non-cash portion of the restructuring and integration charge.

      Cash used in investing activities was $356.7 million for the six months ended June 30, 2002 compared to cash provided by investing activities of $98.6 million a year ago. Cash used in investing activities this six month period primarily related to purchases of held to maturity and available for sale securities partially offset by proceeds from the maturities, and to a lesser extent, sales of available for sale securities. Cash provided by investing activities a year ago primarily related to maturities of short term marketable debt securities. Investments in property and equipment were $10.2 million for the six months ended June 30, 2002 compared to $14.4 million a year ago. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future.

      Cash provided by financing activities was $198.5 million during the six months ended June 30, 2002, primarily related to the receipt of net proceeds of $292.0 million from our offering of $300.0 million aggregate principal amount of 3 1/4% Convertible Subordinated Notes. The Notes are convertible into an aggregate of approximately 32.4 million shares of common stock. We also received net proceeds of $8.1 million related to exercises of employee stock options, offset by $88.7 million used to repurchase 14.7 million shares of our stock and $10 million used to redeem the Series B Preferred stock. Cash provided by financing activities was $2.2 million a year ago, primarily related to the net proceeds from exercises of employee stock options.

      As of June 30, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at June 30, 2002 consisted primarily of our commitments related to the $300 million of Convertible Subordinated Notes, obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration effort.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

	(In Millions)
2002	$24.0	$6.0	$30.0
2003	22.2	1.1	23.3
2004	20.0	0.5	20.5
2005	16.0	0.5	16.5
2006	13.6	0.5	14.1
Thereafter	55.9	0.1	56.0

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

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating SFAS No. 146 to determine the effect, if any, on our consolidated financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. We are currently evaluating the impact of SFAS No. 143, to determine the effect, if any, it may have on our consolidated financial position and results of operations. We are required to adopt this standard on January 1, 2003.

      On August 1, 2001, FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets.” We adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of their carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The adoption of SFAS No. 144 did not have a significant impact on our financial condition or results of operations.

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to being offset against the related expense. Application of EITF No. 01-14 is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified to comply with this guidance. As a result of applying EITF No. 01-14, we reclassified reimbursements we received for out-of-pocket expenses related to postage for customized billing statements mailed to patients on behalf of healthcare providers.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception. Although we have begun to generate positive cash flows from operations, we continue to incur losses in accordance with generally accepted accounting principles due to depreciation, amortization and other non-cash items. As a result of these non-cash expenses, we expect that we will incur net losses for at least the next 12 months. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions in order to execute on our business plan.

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

      In addition, there can be no assurance that healthcare payers and providers will continue to use WebMD Envoy and other independent companies to transmit healthcare transactions. Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third party EDI service providers such as WebMD Envoy. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. A significant portion of WebMD Envoy’s transaction volume comes from the country’s largest commercial payers. We cannot provide assurance that we will be able to maintain our existing links to these or other payers on satisfactory terms, if at all, or that we will be able to develop new links with additional payers.

      Competitors of WebMD Envoy may, for periods of time, price competing transaction services at levels that produce little or no profit in order to seek to increase their market share with respect to those or related services. As a result, WebMD Envoy may experience reductions in the amount of its revenues as a result of decreases in either transaction volume or pricing, or a combination of both. For example, WebMD Envoy’s pharmacy transaction transmission services have recently been subject to pricing pressures and the volume of or revenue from these transactions transmitted by WebMD Envoy may decline.

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

Loss of a small number of key advertisers and sponsors could have a material adverse effect on our Portal Services revenues

      A substantial portion of our Portal Services revenues come from a relatively small number of advertisers and sponsors. We expect this to continue in the future. Thus, the loss of one or a small number of relationships with key advertisers and sponsors or reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. See “— Developments in the healthcare industry could adversely affect our revenues” above, “Government regulation could adversely affect our business” below and the information contained under “Business — Government Regulation” in our 2001 Annual Report on Form 10-K.

The WebMD Health Network has limited experience with international operations and in adapting its services in non-United States markets

      To date, we have had limited experience in developing localized versions of our portals and in marketing and operating portals internationally. However, we intend to continue to devote resources to expanding our portals business to select non-United States markets. To achieve this, we may enter into relationships with foreign business partners. We may experience difficulty in obtaining these partners and managing international operations because of distance, trade and privacy regulation, language barriers and cultural differences. The financial results of our international operations may be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political, regulatory and economic conditions, and difficulties we may encounter in protecting our intellectual property.

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

WebMD Envoy’s ability to provide transaction services depends on services provided by telecommunications companies

      WebMD Envoy relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. Recently, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to WebMD Envoy. WebMD Envoy’s inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have a material adverse effect on its financial results.

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

A new hardware and software platform being implemented by WebMD Health may not perform as expected

      WebMD Health is in the process of implementing a new hardware and software platform for creating and delivering our Web sites. WebMD Health’s new platform may not perform as expected, which could result in interruptions in WebMD Health’s operation of our Web sites or an increase in response time of those sites if, for example, the new platform is unable to be scaled to handle required traffic loads or is incompatible or not sufficiently compatible with systems of third parties with which it must interface. Any significant interruption in WebMD Health’s ability to operate our Web sites could have an adverse effect on its relationship with users and sponsors and, as a result, on its financial results. In addition, a new platform may be subject to security breaches or other failures that did not occur during testing of the platform, the occurrence of which could damage our reputation or result in liability.

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

Business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

      We intend to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

•	cash and cash equivalents on hand and marketable securities,

•	proceeds from the incurrence of indebtedness, and

•	proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities.

Our issuance of additional securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance,

•	cause substantial dilution of our earnings per share, and

•	adversely affect the prevailing market price for our outstanding securities.

We do not intend to seek securityholder approval for any such acquisition or security issuance unless required by applicable law or regulation or the terms of existing securities.

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

Our business may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see the information under “Legal Proceedings” in our 2001 Annual Report on Form 10-K.

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

      HIPAA. Under the Health Insurance Portability and Accountability Act, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmissions of certain health information. As more fully described under “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996” in our 2001 Annual Report on Form 10-K, portions of these rules apply to our operations and create both risks and opportunities for our business. The effect of HIPAA, and the regulations issued pursuant to

HIPAA, on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, will be made in the future or how those changes could affect our business.

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

Third parties may challenge the enforceability of our online agreements

      The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our portals are unenforceable. A finding by a court that these agreements are invalid could harm our business and require costly changes to our portals.

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

The proposed disposition of our Porex plastics business may not be completed in accordance with our expectations

      The proposed disposition of our Porex plastics business has taken longer than originally expected. We determined not to accept any of the offers made by potential buyers because we believed that the offers did not reflect the value of the Porex business. We plan to continue to explore various divestiture alternatives for the Porex business.

Until we dispose of our plastics and filtration technologies business, we will be subject to risks associated with that business

      Until the proposed disposition of our Porex plastic and filtration technologies business is completed, we will continue to operate that business and to be subject to additional risks associated with that business, which include:

Porex faces significant competition for its products and services. In the porous plastics area, Porex’s competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex’s products. Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

The market for Porex’s injection molded solid plastic components and products, including its medical products, is highly competitive and highly fragmented. Porex’s pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers. Porex’s injection molding and mold making services compete with services offered by several foreign and domestic companies. The MEDPOR® Biomaterial products compete for surgical use against autogenous and allograph materials and alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers. Many of Porex’s competitors have greater financial, technical, product development, marketing and other resources than Porex does. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products and services they provide or may provide in the future.

Healthcare regulation could adversely affect Porex’s business. Porex manufactures and distributes medical/surgical devices, such as plastic and reconstructive surgical implants and tissue expanders, which are subject to government regulations, under the Federal Food, Drug & Cosmetic Act, or FDC Act, and additional regulations promulgated by the Food and Drug Administration, or the FDA. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

Porex may not be able to source the raw materials it needs or may have to pay more for these raw materials. Porex relies on a limited number of suppliers to provide some of the raw materials that it uses to manufacture is products. Porex has no long-term contracts for the purchase of these raw materials. If Porex cannot obtain adequate quantities of necessary materials from those suppliers, Porex may not be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. In addition, because the primary resource used in plastic resins is petroleum, the cost of plastic resins for use in Porex’s products varies to a great extent with the price of petroleum. Porex’s inability to acquire sufficient plastic resins at a reasonable price would affect its ability to maintain its margins until it is able to raise its prices to its customers.

Limited sources, unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of raw materials could have a material adverse effect on Porex’s business and financial results. In addition, if Porex seeks to increase the prices it charges for its products as a result of an increase in its raw materials costs, Porex may lose market share to competitive products made from other materials.

The nature of Porex’s products exposes it to product liability claims and may make it difficult to get adequate insurance coverage. The products sold by Porex, whether sold directly to end-users or sold to other manufacturers for inclusion in the products that they sell, expose it to potential risk for product liability claims, particularly with respect to Porex’s life sciences, clinical, surgical and medical products. Some of Porex’s products are designed to be implanted in the human body for long periods of time. Design defects and manufacturing defects with respect to such Products sold by Porex or failures that occur with the products of Porex’s manufacturer customers that contain components made by Porex could result in product liability claims and/or a recall of one or more of Porex’s products. Porex also manufactures products that are used in the processing of blood for medical procedures and the delivery of medication to patients. We believe that Porex carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex’s insurance coverage will not arise. In addition, Porex’s insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past, we cannot assure you that in the future Porex will be able to obtain this insurance at an acceptable cost.

In many instances, Porex enters into indemnity agreements with its manufacturing customers. These indemnity agreements generally provide that these customers would indemnify Porex from liabilities that may arise from the sale of their products that incorporate Porex components to, or the use of such products by, end-users. While Porex generally seeks contractual indemnification from its customers, any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If Porex does not have adequate contractual indemnification available, product liability claims, to the extent not covered by insurance, could have a material adverse effect on its business, operating results and financial condition.

Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the discussion of these actions in “Legal Proceedings — Porex Mammary Implant Litigation” in our 2001 Annual Report on Form 10-K.

Environmental regulation could adversely affect our plastics and filtration business. Porex is subject to domestic and foreign environmental laws and regulations apply and is subject to scheduled and random checks by environmental authorities. Porex’s business involves the handling, storage and disposal of materials that are classified as hazardous. Although Porex’s safety procedures for handling, storage and disposal of these materials are designed to comply with the standards prescribed by applicable laws and regulations, Porex may be held liable for environmental damages that result from Porex’s operations. Porex may be required to pay fines, remediation costs and damages, which could have a material adverse effect on its results of operations.

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

      Principal amounts expected to mature are $4.4 million, $356.0 million and $86.1 million for the remainder of 2002, 2004 and 2006, respectively. These include investments totaling $156.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $2.1 million and $1.9 million, during the three and six month periods ended June 30, 2002, respectively, and $(0.5) million and $(0.6) million during the three and six month periods ended June 30, 2001, respectively. The results of operations of Porex for the three and six month periods ended June 30, 2001 were excluded from the Company’s consolidated statements of operations in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold.” We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

PART II

OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds

      On April 1, 2002, WebMD issued $300,000,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) to UBS Warburg LLC in a private transaction exempt from registration under Section 4(2) of the Securities Act, for resale to “qualified institutional buyers” pursuant to Rule 144A promulgated under the Securities Act. The Notes are convertible into an aggregate of approximately 32,387,000 shares of WebMD common stock, at a rate of 107.9564 shares per $1,000 principal amount of Notes. For additional information, see Note 5 to the consolidated financial statements included in this Quarterly Report and Exhibits 4.1, 4.2 and 4.3 to WebMD’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

      On June 19, 2002, WebMD issued 17,675 shares of WebMD common stock to Kleiner Perkins Caufield & Byers VII and 1,963 shares of WebMD common stock to KPCB Life Sciences Zaibatsu Fund II in transactions exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of outstanding warrants.

ITEM 5.     Other Information

      WebMD will hold its 2002 Annual Meeting of Stockholders on October 24, 2002. Proposals that WebMD’s stockholders intend to present at the 2002 Annual Meeting must be received by WebMD no later than the close of business on August 26, 2002, in order that they may be considered for possible inclusion in WebMD’s proxy statement and form of proxy for that meeting. In addition, WebMD’s Bylaws establish an advance notice procedure pursuant to which stockholder proposals not included in WebMD’s proxy statement may be brought before a meeting of stockholders. For nominations or other business to be properly brought before WebMD’s 2002 Annual Meeting by a stockholder, that stockholder must deliver written notice, complying with the requirements of WebMD’s Bylaws, to the Secretary of WebMD not later than the close of business on August 26, 2002. All notices of proposals by stockholders should be sent to: Secretary, WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this Quarterly Report, other than Exhibits 99.1 and 99.2, which are being furnished to accompany this Quarterly Report solely for the purpose of complying with Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and shall not be deemed filed as part of this Quarterly Report.

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed September 13, 2000), as amended by Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.1	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers
99.1	Statement of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. § 1350
99.2	Statement of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. § 1350

E-1