Form 10-Q
period 2002-09-30
WEBMD CORP /NEW/
filed 2002-11-08
CIK 1009575

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes ☒     No ☐

As of November 5, 2002, there were 297,268,556 shares of the

Registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2002

		Page
		Number

Cautionary Statement Regarding Forward-Looking Statements		3
Part I	Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	4
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	5
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	44
Signatures		45
Exhibit Index		E-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 31, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new services or newly integrated services,

•	the inability to successfully deploy new applications or newly integrated applications,

•	difficulties in forming and maintaining mutually beneficial relationships with customers and strategic partners,

•	the inability to attract and retain qualified personnel, and

•	general economic, business or regulatory conditions affecting the healthcare, information technology and Internet industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 31 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,024	$253,011
Short-term investments	8,977	99,194
Accounts receivable, net	145,089	150,252
Federal income tax receivable	12,887	—
Current portion of prepaid content and distribution services	25,799	28,818
Assets of discontinued operations	217,337	232,552
Other current assets	24,103	19,068

Total current assets	577,216	782,895
Marketable debt securities	450,725	—
Marketable equity securities	14,025	15,707
Property and equipment, net	51,310	47,333
Prepaid content and distribution services	55,241	71,579
Goodwill, net	525,902	506,761
Intangible assets, net	65,608	153,538
Other assets	27,428	22,959

	$1,767,455	$1,600,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,343	$16,180
Accrued expenses	212,792	224,317
Deferred revenue	73,702	65,861
Liabilities of discontinued operations	40,448	44,434

Total current liabilities	338,285	350,792
Convertible subordinated notes	300,000	—
Other long-term liabilities	506	1,208
Series B convertible redeemable preferred stock, $0.0001 par value; 200 shares authorized; no shares issued at September 30, 2002; 100 shares issued at December 31, 2001	—	10,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 213,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 370,546,615 shares issued at September 30, 2002; 366,956,160 shares issued at December 31, 2001	37	37
Additional paid-in capital	11,665,791	11,652,743
Treasury stock, at cost; 74,074,669 shares at September 30, 2002; 56,091,935 shares at December 31, 2001	(326,366)	(222,582)
Accumulated other comprehensive income	17,146	12,093
Deferred stock compensation	(19,325)	(42,173)
Accumulated deficit	(10,208,619)	(10,161,346)

Total stockholders’ equity	1,128,664	1,238,772

	$1,767,455	$1,600,772

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue (1)	$200,201	$185,128	$592,668	$585,513
Costs and expenses:
Cost of operations	116,714	129,699	359,536	411,589
Development and engineering	9,739	8,958	29,539	30,471
Sales, marketing, general and administrative	62,981	98,804	207,141	341,171
Depreciation and amortization	31,011	751,487	92,446	2,266,357
Impairment of long-lived and other assets	—	3,826,893	—	3,826,893
Restructuring and integration	(2,100)	267	(5,850)	220,161
Gain on investments	681	—	6,547	—
Interest income	5,093	6,449	13,932	25,656
Interest expense	2,819	69	5,675	269
Other income	2,323	—	2,323	—

Loss from continuing operations before income tax benefit	(12,866)	(4,624,600)	(73,017)	(6,485,742)
Federal income tax benefit	12,887	—	12,887	—

Income (loss) from continuing operations	21	(4,624,600)	(60,130)	(6,485,742)
Discontinued operations:
Income from discontinued operations	4,517	954	12,857	954

Net income (loss)	$4,538	$(4,623,646)	$(47,273)	$(6,484,788)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$.00	$(12.86)	$(.20)	$(18.11)
Income from discontinued operations	.02	.00	.05	.00

Net income (loss)	$.02	$(12.86)	$(.15)	$(18.11)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$.00	$(12.86)	$(.20)	$(18.11)
Income from discontinued operations	.01	.00	.05	.00

Net income (loss)	$.01	$(12.86)	$(.15)	$(18.11)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	297,352	359,600	306,161	358,095

Diluted	308,537	359,600	306,161	358,095

(1)	Includes revenue from related parties of $3,000 for the nine months ended September 30, 2001.

See notes to consolidated financial statements.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,273)	$(6,484,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,446	2,266,357
Impairment of long-lived and other assets	—	3,826,893
Amortization of debt issuance costs	740	—
Non-cash content and distribution services and stock compensation	41,117	96,414
Non-cash portion of restructuring and integration charge	—	185,498
Gain on investments	(6,547)	—
Changes in operating assets and liabilities:
Accounts receivable	5,384	37,358
Federal income tax receivable	(12,887)	—
Prepaid content and distribution services	(201)	(8,071)
Other assets, net	(5,378)	23,758
Net assets of discontinued operations	11,229	(954)
Accounts payable	(3,122)	(7,716)
Accrued expenses	(6,037)	(32,874)
Deferred revenue	6,822	10,630

Net cash provided by (used in) operating activities	76,293	(87,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale securities	106,108	119,000
Proceeds from the redemption of held-to-maturity securities	56,000	—
Purchases of available-for-sale securities	(206,983)	—
Purchases of held-to-maturity securities	(299,111)	—
Purchases of property and equipment	(16,834)	(20,689)
Cash paid in business combinations, net of cash acquired	(9,574)	(6,042)

Net cash (used in) provided by investing activities	(370,394)	92,269

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,783	9,545
Net proceeds from issuance of convertible debt	292,000	—
Payments of notes payable and other	(2,885)	(2,489)
Redemption of Series B Preferred Stock	(10,000)	—
Purchases of treasury stock	(103,784)	(12,195)

Net cash provided by (used in) financing activities	184,114	(5,139)

Net decrease in cash and cash equivalents	(109,987)	(365)
Cash and cash equivalents at beginning of period	253,011	490,797

Cash and cash equivalents at end of period	$143,024	$490,432

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of equity securities in connection with strategic alliances and services	$24	$10,246

Issuance of equity securities to satisfy retirement plan obligations	$5,530	$590

Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliances	$—	$(151,171)

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

      The Company has aligned its business into three operating segments as follows:

      Transaction Services or WebMD Envoy transmits transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. This group provides connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., MedE America, Kinetra, Envoy and CareInsite acquisitions.

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

      Portal Services or WebMD Health provides online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. The group also provides online content for use by media and healthcare partners in their Web sites. The group develops and sells online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations of the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and Medscape acquisitions.

Basis of Presentation

      The unaudited consolidated financial statements have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. Porex Holdings, Inc. and the Company’s other plastics and filtration subsidiaries (collectively referred to as “Porex”) are reflected as assets and liabilities of discontinued operations.

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, the carrying value of prepaid content and distribution services, the carrying value of assets and liabilities of discontinued operations, the carrying value of its long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets, the capitalization of software development costs, the carrying value of short-term and long-term investments, certain accrued expenses, revenue recognition and restructuring costs.

Revenue

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to an offset against the related expense. Upon application, comparative financial statements for prior periods are required to be reclassified. The Company reclassified amounts it had paid for expenses related to postage, primarily for the mailing of customized billing statements to patients on behalf of healthcare providers. This reclassification resulted in an increase in previously reported revenue and cost of operations of $18,093 and $55,273 for the three and nine months ended September 30, 2001. Postage expense included in cost of operations for the three and nine months ended September 30, 2002 was $21,686 and $59,528, respectively.

      Revenue from related parties consists of revenues for services provided to News Corporation during the three months ended March 31, 2001. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock. There was no revenue from related parties for the three and nine months ended September 30, 2002 or the six months ended September 30, 2001.

      Revenue recognized from the nonmonetary exchange of advertising for advertising (“Barter”) totaled approximately $5,814 and $17,322 for the three and nine months ended September 30, 2001, respectively. There were no revenues recognized from Barter transactions for the three and nine months ended September 30, 2002. The costs related to these transactions were equal to the revenues derived from these transactions and are included in sales, marketing, general and administrative expenses.

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. These reclassifications had no net effect on previously reported financial position or results of operations.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Business Combinations

2002 Acquisitions

      During the nine months ended September 30, 2002, the Company acquired sixteen physician services companies for a total cost of $9,574, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $7,586 and intangible assets subject to amortization of $2,965 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $983 related to non-compete agreements with estimated useful lives of one to five years and $1,982 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/Medscape, Inc. (“Medscape”). Medscape operated both consumer and professional Web sites. The total purchase consideration for these assets was approximately $9,852, comprised of $9,242 in cash and acquisition costs of $610. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the final allocation of the purchase price, goodwill of $5,732 and intangible assets subject to amortization totaling $2,420 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with estimated useful lives of three and five years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal Services segment.

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

      The pro forma impact of the 2002 Acquisitions and the 2001 Acquisitions was not significant in any of the periods presented.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline in the volatility of the Company’s stock price, a sustained decline in valuations in the e-health, technology and Internet sectors and the impact of recent trends in general economic conditions.

      The Company reviewed substantially all of its long-lived assets for impairment. The Company’s long-lived assets primarily related to goodwill and other acquired intangible assets recorded in connection with the acquisitions of WebMD, Inc., MedE America and Medcast in November 1999 and the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth during 2000. The Company utilized its common stock as the primary consideration for the acquisitions.

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

      The Company determined the amount of the impairment by comparing the fair value of each asset grouping to the related carrying value. The fair value for each asset grouping was determined using a discounted cash flow approach. As a result of these comparisons, the Company recorded a write-down of $3,800,398 related to its long-lived assets reflecting the difference between the carrying value and fair value of the asset groupings. The write-down consisted of $3,663,233 of goodwill, $94,186 of other acquired intangibles and $42,979 of other long-lived assets consisting of computer equipment, leasehold improvements, office equipment and furniture and fixtures. The Company continues to use the majority of the other long-lived assets.

      The Company also recorded a $26,495 write-down to reduce the carrying value of Porex to fair value.

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

      During the three months ended September 30, 2001, a charge of $267 was recorded which consisted of (i) personnel-related costs of $2,324 associated with severance and outplacement services for approximately 150 employees that the Company notified of termination, (ii) a facilities charge of $13,553 primarily associated with additional anticipated costs of exiting previously vacated facilities as a result of a decline in rental values in certain markets, and (iii) a $15,610 cash benefit relating to the settlement of certain obligations under the original strategic relationship with Microsoft.

      A charge of $220,161 was recorded for the nine months ended September 30, 2001, which consisted of (i) $122,429 primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133,500 represented non-cash charges related to the write off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD,

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. in 1999 offset by a $15,610 cash benefit relating to the settlement of certain obligations from the original strategic relationship with Microsoft, (ii) personnel-related costs of $65,787, of which $51,998 represented non-cash stock option compensation charges primarily related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining balance relating to severance and outplacement services for approximately 500 employees that the Company identified and notified of termination during the nine months ended September 30, 2001, (iii) facilities charges of $15,538, comprised of future lease obligations and lease cancellation penalties related to additional anticipated costs of existing previously vacated facilities as a result of decline in rental values in a certain market and vacating additional facilities identified during the nine months ended September 30, 2001, (iv) $8,000 in payments made to customers to exit contractual obligations, and (v) $8,407 of integration costs, consisting of employee retention arrangements related to exit activities.

      The Company has substantially completed its restructuring efforts. Restructuring and integration activity for the three and nine months ended September 30, 2002 is comprised of benefits of $2,100 and $5,850, respectively, resulting from the settlements of certain contractual obligations.

      The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Other	Total

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353
Accruals	—	—	(5,850)	(5,850)
Cash payments	(2,904)	(6,019)	5,850	(3,073)

Balance at September 30, 2002	$552	$34,878	$—	$35,430

      The Company expects to pay the remaining restructuring and integration liabilities noted above, other than those related to lease payments that are long-term in nature, during 2002.

5. Stockholders’ Equity

     Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100,000 and on November 7, 2002 it was increased to $150,000. As of September 30, 2002, the Company had repurchased a total of 19,811 shares at a cost of approximately $84,866 under the Program, of which 3,237 and 3,883 shares were repurchased during the three and nine months ended September 30, 2002 for an aggregate purchase price of $15,037 and $19,043, respectively. These repurchased shares are reflected as treasury shares in the accompanying consolidated balance sheet.

     Cerner Corporation Repurchase

      During the three months ended June 30, 2002, the Company repurchased 14,100 shares of its common stock from Cerner Corporation at a purchase price of $6.01 per share, or an aggregate purchase price of $84,741. The repurchase of the shares from Cerner Corporation was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Stock Repurchase Program.

     Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized two hundred shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6. Convertible Subordinated Notes

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) in a private offering. Interest on the Notes will accrue at the rate of 3 1/4% per annum and is payable semi-annually on April 1 and October 1 of each year; the first interest payment was made on October 1, 2002. Unless previously redeemed or converted, the Notes will mature on April 1, 2007. The Notes are convertible into an aggregate of approximately 32,387 shares of the Company’s common stock, subject to adjustment in certain circumstances. The Notes are redeemable at the Company’s option at any time after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the Notes of approximately $8,000, which are included in other long-term assets net of amortization. The debt issuance costs are being amortized using the effective interest method over the term of the Notes. The amortization of the debt issuance costs is included in interest expense.

7. Discontinued Operations

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

      In accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”), the results of operations of Porex were excluded from the Company’s consolidated statements of operations prior to September 12, 2001. Porex had net income of $3,425 for the period from July 1, 2001 through September 12, 2001 and net income of $12,514 for the period from January 1, 2001 through September 12, 2001, respectively. Porex’s net income reflects the impact of tax benefits from being included in the Company’s consolidated tax return.

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company is required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The Company expects Porex to generate earnings while the Company continues its divestiture process. As a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) on January 1, 2002, the assets and liabilities representing the fair value of Porex are presented separately within the asset and liability sections of the Company’s consolidated balance sheets. The net income for Porex of $4,517 and $12,857 for the three and nine months ended September 30, 2002 is reflected in the Company’s

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations as income from discontinued operations. The Company recorded $15,000 and $24,086 of net cash distributions received from Porex during the three and nine months ended September 30, 2002, respectively, as a reduction in carrying value.

      Assets and liabilities of the discontinued operations as of September 30, 2002 were as follows:

Assets:
Current assets	$65,154
Property, plant and equipment, net	46,023
Other long term assets, net	106,160

$217,337

Liabilities:
Current liabilities	$27,238
Long term liabilities	13,210

$40,448

While the Company has received various proposals to acquire Porex, the disposal of Porex has taken longer than anticipated. If the disposal process of Porex is not completed by the time the Company issues its 2002 financial results, Porex will be reclassified as a continuing operation in the Company’s financial statements.

8. Segment Information

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for each of the segments and a reconciliation to income (loss) from continuing operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Transaction services	$115,026	$110,695	$350,157	$344,348
Physician services	70,581	62,113	202,738	194,709
Portal services	19,851	15,908	54,991	54,560
Eliminations and other, net (a)	(5,257)	(3,588)	(15,218)	(8,104)

	$200,201	$185,128	$592,668	$585,513

Income (loss) before restructuring, non-cash and other items
Transaction services	$24,327	$10,615	$60,129	$28,378
Physician services	7,174	3,437	19,660	15,332
Portal services	3,577	(18,564)	(3,479)	(66,826)
Corporate and other	(11,493)	(21,339)	(38,741)	(78,188)
Interest income	5,093	6,449	13,932	25,656
Interest expense	(2,819)	(69)	(5,675)	(269)

	$25,859	$(19,471)	$45,826	$(75,917)

Restructuring, non-cash and other items
Depreciation and amortization	$(31,011)	$(751,487)	$(92,446)	$(2,266,357)
Impairment of long-lived and other assets	—	(3,826,893)	—	(3,826,893)
Non-cash content and distribution services and stock compensation	(12,818)	(26,482)	(41,117)	(96,414)
Restructuring and integration benefit (charge)	2,100	(267)	5,850	(220,161)
Gain on investments	681	—	6,547	—
Other income	2,323	—	2,323	—
Income tax benefit	12,887	—	12,887	—

Income (loss) from continuing operations	$21	$(4,624,600)	$(60,130)	$(6,485,742)

(a)	Includes revenues related to information technology outsourcing, consulting and other operations that the Company began to exit as a result of restructuring and integration efforts that began in the third quarter of 2000, and elimination of inter-segment revenues of $5,257 and $15,218 for the three and nine months ended September 30, 2002, respectively, and $3,588 and $9,885 for the three and nine months ended September 30, 2001, respectively.

9. Fair Value of Financial Instruments

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	September 30, 2002		December 31, 2001

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$143,024	$143,024	$253,011	$253,011
Short-term investments	8,962	8,977	97,005	99,194
Marketable securities — long term	447,619	473,183	5,803	15,707
Liability:
Convertible subordinated notes	$300,000	$237,375	—	—

      As of September 30, 2002, the Company’s short-term investments consisted of certificates of deposit and asset backed securities, marketable debt securities consisted of Federal agency notes, U.S. Treasury notes and an asset backed security and marketable equity securities consisted of an equity investment in a publicly traded company. At December 31, 2001, the Company’s short-term investments consisted principally of U.S. Treasury notes and certificates of deposit, and marketable equity securities consisted of equity investments in publicly traded companies.

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value and unrealized gains relating to the Company’s investments in debt and equity securities:

	September 30, 2002			December 31, 2001

			Unrealized			Unrealized
	Cost Basis	Fair Value	Gain	Cost Basis	Fair Value	Gain

Available-for-sale securities:
Certificates of deposit and marketable debt securities	$209,780	$216,071	$6,291	$97,005	$99,194	$2,189
Equity securities	3,170	14,025	10,855	5,803	15,707	9,904

	$212,950	$230,096	$17,146	$102,808	$114,901	$12,093

Held-to-maturity securities:
Marketable debt securities	$243,631	$252,064	$8,433	$—	$—	$—

      As of September 30, 2002, the Company’s short-term investments in certificates of deposit and asset backed securities had contractual maturities of less than one year and an aggregate principal amount of $8,896. The Company’s investments in available-for-sale marketable debt securities had contractual maturities of less than two years and an aggregate principal amount of $201,000. The investments in held-to-maturity debt securities had contractual maturities of less than two years and two to five years and aggregate principal amounts of $100,000 and $141,110, respectively.

      During the three months ended September 30, 2002, one of the Company’s investments in Federal agency notes was called for early redemption by the issuer for net proceeds of $56,000. As a result of the redemption, the Company realized a gain of $681 reflecting the difference between the proceeds received and the related carrying amount of the investment. The proceeds from this redemption have been included in “proceeds from the redemption of held-to-maturity securities” in the accompanying statements of cash flows and the gain has been included in “gain on investments” in the accompanying statements of operations for the three and nine months ended September 30, 2002.

      During the three months ended June 30, 2002 the Company sold one of its investments in marketable equity securities for proceeds of $7,026, which resulted in a gain of $5,866. The proceeds from this sale

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been included in “proceeds from maturities and sales of available-for-sale securities” in the accompanying statements of cash flows and the gain has been reflected as “gain on investments” in the accompanying statements of operations for the nine months ended September 30, 2002.

10. Net Income (Loss) Per Common Share

      Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to consider the effect of potentially dilutive securities.

      The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing operations	$21	$(4,624,600)	$(60,130)	$(6,485,742)

Weighted average shares of common stock outstanding used in computing basic income (loss) per share	297,352	359,600	306,161	358,095
Dilutive effect of options/warrants	11,185	—	—	—

Adjusted weighted average shares of common stock outstanding used in computing diluted income (loss) per share	308,537	359,600	306,161	358,095

Income (loss) per share from continuing operations:
Basic	$.00	$(12.86)	$(.20)	$(18.11)

Diluted	$.00	$(12.86)	$(.20)	$(18.11)

      The Company has excluded all convertible redeemable preferred stock, convertible preferred stock and convertible subordinated notes as well as certain warrants and certain outstanding stock options from the calculation of diluted income (loss) per common share because such securities are anti-dilutive for the periods presented. The total weighted average number of shares excluded from the calculations of diluted income (loss) per common share was approximately 150,505 and 163,393 shares for the three and nine months ended September 30, 2002, respectively, and 158,508 and 161,703 shares for the three and nine months ended September 30, 2001, respectively.

11. Income Taxes

      During the three months ended September 30, 2002, the Company recognized a Federal income tax benefit of $12,887 related to the carryback of its 2001 net operating losses. The net operating losses were carried back to prior tax years of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The Company’s ability to carry back losses to these periods was a result of the “Job Creation and Workers Assistance Act of 2002” that was enacted on March 9, 2002, which extended the carry back period for operating losses incurred in 2001 and 2002 to five tax years. The Company recorded the Federal tax benefit in conjunction with filing the Company’s fiscal 2001 Federal tax returns and claim for carry back losses, both of which were completed during the three months ended September 30, 2002.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Goodwill and Other Intangible Assets

      Effective July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141), and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121), which was superseded by SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill during the fourth quarter of each year.

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Transaction	Physician	Portal
	Services	Services	Services	Total

Balance as of January 1, 2002.	$333,412	166,002	7,347	$506,761
Adjustment for acquired workforce intangibles	8,555	8,089	—	16,644
Goodwill recorded during the period	—	7,586	—	7,586
Adjustments to finalize purchase price allocations	—	(3,474)	(1,615)	(5,089)

Balance as of September 30, 2002.	$341,967	178,203	$5,732	$525,902

      Intangible assets subject to amortization consist of the following:

	September 30, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$208,601	(160,107)	$48,494	$204,052	(103,303)	$100,749
Tradenames	24,329	(11,278)	13,051	24,329	(3,072)	21,257
Technology, patents and other	144,988	(140,925)	4,063	159,763	(128,231)	31,532

Total	$377,918	(312,310)	$65,608	$388,144	(234,606)	$153,538

      Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$101,391
2003	31,134
2004	4,335
2005	3,136
2006	1,158
2007	604

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma results of operations for the three and nine months ended September 30, 2001, assuming the provisions of SFAS No. 142 were applied, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Loss from continuing operations (as reported)	$(4,624,600)	$(6,485,742)
Add back amortization for:
Goodwill	703,047	2,116,365
Workforce	3,713	11,097

Adjusted loss from continuing operations	$(3,917,840)	$(4,358,280)

Basic and diluted net loss per common share:
Loss from continuing operations (as reported)	$(12.86)	$(18.11)
Add back amortization for:
Goodwill	1.96	5.91
Workforce	.01	.03

Adjusted loss from continuing operations	$(10.89)	$(12.17)

13. Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that SFAS 146 will have a material effect on the Company’s consolidated financial position or results of operations.

      On January 1, 2002, the Company adopted SFAS No. 144, which prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of their carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact on the Company’s financial condition and results of operations from the adoption of SFAS No. 144 was not material.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The Company is required to adopt this standard on January 1, 2003. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not anticipate that SFAS 143 will have a material effect on the Company’s consolidated financial position or results of operations.

14. Commitments and Contingencies

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Subsequent Event

      On October 31, 2002, the Company acquired WellMed, Inc., a privately held company, for approximately $20 million in cash. WellMed develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The results of operations of WellMed will be included in the Company’s financial statements from the acquisition closing date and will be included in the Portal Services segment.

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

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, carrying value of short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, discontinued operations, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, certain accrued expenses, accruals related to our restructuring program, contingencies and litigation.

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

Physician Services or WebMD Medical Manager. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers may also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally paid on a monthly or per transaction basis, as we provide the service.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We will perform a goodwill impairment test on at least an annual basis. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or general economic conditions, could result in an assessment of our long-lived assets for impairment and could result in an impairment charge in the future.

•	Investments. Our investments at September 30, 2002 consisted of Federal agency notes, asset backed securities, certificates of deposit, U.S. Treasury notes and an equity investment in a public company. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated amounts of accounts receivable that may not be recoverable. Actual future events and experience may require revisions in our estimates for bad debt expense.

•	Discontinued Operations. Our Board of Directors approved our plan to dispose of our plastics and filtration technologies subsidiaries, collectively referred to as Porex. Our estimate of the fair value of the assets and liabilities of Porex are stated on our balance sheet. Expectations regarding Porex’s future financial performance and factors that affect valuations of companies in general, such as volatility in the financial markets and the availability and terms of financing for potential acquirers of companies, could affect our carrying value in the future and possibly result in a future impairment charge. Additionally, our completion of the divestiture of this asset could result in a gain or loss in the future to the extent that proceeds received differs from our carrying value. While we have received various proposals to acquire Porex, the disposal of Porex has taken longer than anticipated. If the disposal process of Porex is not completed by the time we issue our 2002 financial results, Porex will be reclassified as a continuing operation in our financial statements.

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

      In connection with our restructuring and integration efforts, we recorded a restructuring and integration benefit of $2.1 million and $5.9 million during the three and nine months ended September 30, 2002. Our efforts are substantially complete and our remaining obligations related to these efforts is estimated to be $35.4 million, which is included in accrued expenses as of September 30, 2002.

      As we announced on September 28, 2000, our Board of Directors approved management’s plan to dispose of Porex, which we acquired in our merger with Medical Manager on September 12, 2000. Porex designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. In accordance with EITF 87-11, the expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included in current assets. At that time, we reduced the consolidated balance sheet for all items that pertained specifically to Porex. As the divestiture of Porex was not completed within the one year period allotted by EITF 87-11, we are now required to record the results of Porex in our statement of operations as of September 13, 2001, as a discontinued operation in accordance with EITF 90-6. We expect Porex to continue to generate earnings while we continue to explore various divestiture alternatives. As a result of our adoption of SFAS 144 on January 1, 2002, the fair value of Porex is reflected as assets and liabilities of discontinued operations.

      While we have received various proposals to acquire Porex, the disposal of Porex has taken longer than anticipated. If the disposal process of Porex is not completed by the time we issue our 2002 financial results, Porex will be reclassified as a continuing operation in our financial statements.

Results of Operations

      Revenue is derived from our three business segments: Transaction Services, Physician Services and Portal Services. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy and Medical Manager Network Services brands. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. Revenues for 2001 reflect the reclassification of reimbursements for certain out-of-pocket expenses as a result of adoption of EITF 01-14 effective January 1, 2002. See “Recent Accounting Pronouncements.”

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

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance, costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, AOL and other partners. Stock compensation primarily relates to deferred compensation associated with the fair value of the vested portion of stock options issued in exchange for outstanding stock options of companies acquired in 2000, and the excess of the market price over the exercise price of options granted to employees.

      The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001.

     Consolidated

      Revenue. Revenues for the three months ended September 30, 2002 were $200.2 million compared to $185.1 million a year ago. Transaction Services, Physician Services and Portal Services were responsible for $4.3 million, $8.5 million and $3.9 million, respectively, of the revenue increase for the quarter, which was partially offset by an increase of $1.7 million in inter-segment eliminations and other.

      Revenues for the nine months ended September 30, 2002 were $592.7 million, compared to $585.5 million a year ago. Transaction Services, Physician Services and Portal Services accounted for $5.8 million, $8.0 million and $0.4 million, respectively, of the revenue increase, which was partially offset by an increase of $7.1 million in inter-segment eliminations and other.

Costs and Expenses

      Cost of Operations. Cost of operations decreased to $116.7 million and $359.5 million for the three and nine months ended September 30, 2002 from $129.7 million and $411.6 million a year ago. Our cost of operations represented 58.3% and 60.7% of revenues for the three and nine month periods ended September 30, 2002, respectively, compared to 70.1% and 70.3% for the three and nine month periods ended September 30, 2001. This decrease was primarily due to the elimination of costs as a result of our restructuring and integration initiatives, consisting primarily of reduced personnel-related and facilities costs from consolidating data center operations in our Transaction Services segment as well as in our Portal Services segment. Also contributing to the decrease were the elimination of direct costs associated with residual revenue from technology outsourcing and consulting relationships and other non-core products that were exited in 2001. As we have substantially completed our restructuring and integration initiatives, continued decreases in cost of operations as a percentage of revenues, if any, are not expected to occur at the same rate as the decrease from 2001. Cost of operations for the three and nine month periods ended September 30, 2002 includes approximately $0.5 million and $2.2 million in non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense increased to $9.7 million during the three months ended September 30, 2002 from $9.0 million a year ago. The increase was due to our increased investment in product offerings in both the Transaction Services and Physician Services segments, partially offset by the impact of cost reductions resulting from our restructuring and integration efforts.

      Development and engineering expense for the nine months ended September 30, 2002 was $29.5 million, a decrease of $0.9 million from a year ago. The decrease was mainly due to the impact of cost reductions resulting from our restructuring and integration efforts, partially offset by increased investment in our product offerings.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $63.0 million and $207.1 million for the three and nine month periods ended September 30, 2002, compared to $98.8 million and $341.2 million a year ago, which represents decreases of 36.3% and 39.3% during the three and nine month periods, respectively. Sales, marketing, general and administrative expenses excluding non-cash expenses decreased to $50.6 million and $168.1 million for the three and nine month periods ended September 30, 2002, compared to $72.4 million and $244.8 million a year ago. The decrease in sales, marketing, general and administrative expenses excluding non-cash expenses is due to the elimination of costs as a result of our restructuring and integration efforts. The nature of these expenses are primarily reduced personnel-related costs across all segments as well as reduced advertising expenses related to the elimination of barter arrangements and distribution costs in our Portal Services segment. As we have substantially completed our restructuring and integration initiatives, continued decreases in sales, marketing, general and administrative expenses, if any, are not expected to occur at the same rate as the decreases from 2001. Non-cash expenses related to content and distribution services were $5.7 million and $17.4 million for the three and nine month periods ended September 30, 2002, compared to $9.8 million and $26.2 million a year ago. This decrease was primarily due to the expiration of certain content and distribution alliance agreements. Non-cash stock compensation was $6.7 million and $21.6 million for the three and nine months ended September 30, 2002, compared to $16.6 million and $70.2 million a year ago. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 1999 and 2000 acquisitions.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $31.0 million and $92.4 million for the three and nine month periods ended September 30, 2002, compared to

$751.5 million and $2.3 billion a year ago. The decrease was primarily attributable to the adoption of SFAS No. 142 on January 1, 2002, which eliminates amortization expenses related to goodwill and certain intangibles and requires these assets to be tested for impairment at least annually. We recorded goodwill and intangible amortization of $706.8 million and $2.1 billion during the three and nine month periods ended September 30, 2001 related to goodwill and certain intangible assets that are no longer subject to amortization. We plan to conduct an annual impairment test for goodwill during the fourth quarter of each year.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts, we recorded benefits of $2.1 million and $5.9 million during the three and nine months ended September 30, 2002 related to the settlements of certain contractual obligations. During the nine months ended September 30, 2001, we recorded a charge of $220.2 million of which $0.3 million was recorded during the three months ended September 30, 2001. The $220.2 million charge recorded a year ago consists of:

•	$122.4 million relating to the restructuring of strategic relationships primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with our original Microsoft agreement recorded as part of our acquisition of WebMD, Inc. in 1999, offset by a benefit of $15.6 million relating to the settlement of certain obligations from the original strategic relationship with Microsoft,

•	personnel-related restructuring costs of $65.8 million, of which $52.0 million represented non-cash stock option compensation charges primarily related to the resignation of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 500 employees that we identified and notified of termination during the nine months ended September 30, 2001,

•	facilities charges of $15.5 million, comprised of future lease obligations and lease cancellation penalties related to vacating additional facilities identified during the nine months ended September 30, 2001,

•	$8.0 million in payments made to customers to exit contractual obligations, and

•	$8.4 million of integration costs, consisting of employee retention arrangements related to exit activities.

      Gain on Investments. Gain on investments of $6.5 million consists of a $5.9 million gain related to one of our investments in available-for-sale securities that was sold during the quarter ended June 30, 2002 and a $0.6 million gain related to one of our investments in held-to-maturity securities that was called for early redemption during the quarter ended September 30, 2002.

      Interest Income. Interest income decreased to $5.1 million and $13.9 million during the three and nine month periods ended September 30, 2002 from $6.4 million and $25.7 million a year ago. This decrease is due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our stock, acquisitions during 2002 and 2001, and payments made under our restructuring and integration program, combined with lower available rates of return, offset in part by interest income related to the $292 million of net proceeds received from our issuance of 3 1/4% Convertible Subordinated Notes on April 1, 2002.

      Interest Expense. Interest expense increased to $2.8 million and $5.7 million for the three and nine months ended September 30, 2002 from $0.1 million and $0.3 million a year ago as a result of interest expense and amortization of debt issuance costs related to the 3 1/4% Convertible Subordinated Notes issued in April 2002.

      Other Income. Other income of $2.3 million during the three and nine months ended September 30, 2002 relates to the settlement of various preacquisition issues related to certain of the companies acquired in 1998 through 2000.

      Income from Discontinued Operations. Income from discontinued operations for the three and nine months ended September 30, 2002 was $4.5 million and $12.9 million compared to $1.0 million of income during the three and nine months ended September 30, 2001. The income from discontinued operations for the 2001 periods is not comparable to 2002 as, in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of operations of Porex were excluded from our consolidated statement of operations prior to September 12, 2001.

      Federal Income Tax Benefit. Federal income tax benefit of $12.9 million during the three and nine months ended September 30, 2002 reflects the carryback of net operating losses to the prior periods of certain acquired subsidiaries in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Workers Assistance Act of 2002” that was enacted on March 9, 2002.

     Segments

      Our segments are as follows:

•	Transaction Services or WebMD Envoy. We transmit transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon, and the ActaMed, MedE America, WebMD, Inc., Kinetra, Envoy and CareInsite acquisitions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, primarily under The Medical Manager, Intergy and Medical Manager Network Services (“Network Services”) brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes operations of Medical Manager and subsequent acquisitions.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth and Medscape acquisitions.

      We evaluate the performance of our business segments based upon income or loss before restructuring, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, gain on investments, other income and non-cash expenses related to content and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Results for the three and nine month periods ended September 30, 2002 and 2001 for each of our segments and a reconciliation to income (loss) from continuing operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue
Transaction services	$115,026	$110,695	$350,157	$344,348
Physician services	70,581	62,113	202,738	194,709
Portal services	19,851	15,908	54,991	54,560
Inter-segment eliminations and other, net	(5,257)	(3,588)	(15,218)	(8,104)

	$200,201	$185,128	$592,668	$585,513

Income (loss) before restructuring, non-cash and other items
Transaction services	$24,327	$10,615	$60,129	$28,378
Physician services	7,174	3,437	19,660	15,332
Portal services	3,577	(18,564)	(3,479)	(66,826)
Corporate and other	(11,493)	(21,339)	(38,741)	(78,188)
Interest income	5,093	6,449	13,932	25,656
Interest expense	(2,819)	(69)	(5,675)	(269)

	$25,859	$(19,471)	$45,826	$(75,917)

Restructuring, non-cash and other items
Depreciation and amortization	$(31,011)	$(751,487)	$(92,446)	$(2,266,357)
Impairment of long-lived and other assets	—	(3,826,893)	—	(3,826,893)
Non-cash content and distribution services and stock compensation	(12,818)	(26,482)	(41,117)	(96,414)
Restructuring and integration benefit (charge)	2,100	(267)	5,850	(220,161)
Gain on investments	681	—	6,547	—
Other income	2,323	—	2,323	—
Income tax benefit	12,887	—	12,887	—

Income (loss) from continuing operations	$21	$(4,624,600)	$(60,130)	$(6,485,742)

      The following discussion is a comparison of the results of operations for the three and nine month periods ended September 30, 2002 to the three and nine month periods ended September 30, 2001.

      Transaction Services. Revenues were $115.0 million and $350.2 million for the three and nine months ended September 30, 2002, an increase of $4.3 million and $5.8 million compared to a year ago. The increases were due to higher transaction volumes and the impact of the postal rate increase that was effective July 1, 2002 of approximately $1.8 million for the three and nine months ended September 30, 2002. These increases were partially offset by the net reduction in revenues of $6.7 million and $16.1 million for the three and nine months ended September 30, 2002, respectively, when compared to those same periods a year ago. These reductions in revenue related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings.

      Income before restructuring, non-cash and other items for the three and nine months ended September 30, 2002 increased by $13.7 million or 129.2% and $31.8 million or 111.9%, respectively, compared to a year ago. As a percentage of revenue, income before restructuring, non-cash and other items improved to 21.1% and 17.2% for the three and nine months ended September 30, 2002, respectively, compared to 9.6% and 8.2% a year ago. The improvement was a result of our consolidation and integration efforts which resulted in lower personnel and occupancy-related expenses and the elimination of certain unprofitable products and relationships.

      We expect continued improvement in revenues and income before restructuring, non-cash and other items for Transaction Services throughout the balance of 2002, compared to last year.

      Physician Services. Revenues were $70.6 million and $202.7 million for the three and nine months ended September 30, 2002, an increase of $8.5 million and $8.0 million, compared to those same periods a year ago. The increase in revenue for the three months ended September 30, 2002 is primarily attributable to an increase in Network Services revenues as well as higher systems sales and maintenance revenues compared to the same period a year ago. The increase in revenues during the nine months ended September 30, 2002 was largely due to higher Network Services revenues and higher maintenance revenues, partially offset by a decrease in system sales compared to the same period a year ago. The higher sales in the quarter ended September 30, 2002 reflect the full quarter impact of the June 2002 release of Intergy. The cumulative revenues from the 2001 and 2002 Acquisitions contributed $1.3 million and $4.4 million more in revenues for the three and nine months ended September 30, 2002, compared to a year ago.

      Income before restructuring, non-cash and other items increased by $3.7 million and $4.3 million for the three and nine months ended September 30, 2002, respectively, compared to a year ago. As a percentage of revenue, income before restructuring, non-cash and other items was 10.2% and 9.7% for the three and nine months ended September 30, 2002 compared to 5.5% and 7.9% a year ago. These improvements related to changes in the mix of revenues offset by roll-out costs related to our new products.

      We expect that revenue and income before restructuring, non-cash and other items for Physician Services will increase in 2002 compared to last year although the results for the balance of 2002 may be impacted by continued roll-out costs of new products in advance of revenue generation.

      Portal Services. Revenues were $19.9 million and $55.0 million for the three and nine months ended September 30, 2002. Revenues increased by $3.9 million and $0.4 million for the three and nine months ended September 30, 2002, compared to a year ago. These changes in revenues were impacted by the acquisition of Medscape in late 2001, which contributed $5.9 million and $15.8 million in revenues, which was partially offset by the elimination of arrangements which generated barter revenue of $5.8 million and $17.3 million for the three and nine months ended September 30, 2001. Revenue from related parties was $3.0 million during the nine months ended September 30, 2001. These revenues consist of services provided to News Corporation. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered our Series A convertible preferred stock.

      Income before restructuring, non-cash and other items for the three months ended September 30, 2002 was $3.6 million, compared to a loss of $18.6 million a year ago. Losses before restructuring, non-cash and other items for the nine months ended September 30, 2002 and 2001 were $3.5 million and $66.8 million, respectively, a decline of $63.3 million or 94.8% compared to a year ago. As a percentage of revenue, the income (loss) before restructuring, non-cash and other items improved to 18.0% and (6.3)% for the three and nine months ended September 30, 2002, compared to (116.7)% and (122.5)% a year ago. These improvements from our restructuring, integration and cost containment efforts have resulted in substantial reductions in personnel, marketing, advertising, content, distribution and other expenses.

      We expect revenue for the three months ended December 31, 2002 will increase compared to the three months ended September 30, 2002 at a rate equal to or higher than the increase between the same quarters last year. Revenues have tended to be higher in the fourth quarter due to the timing of the product marketing initiatives of our customers. We expect income before restructuring, non-cash and other items will increase for the three months ending December 31, 2002 compared to the three months ended September 30, 2002 as a result of the increased revenues.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management as well as the residual costs during the prior year periods related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined to $11.5 million and $38.7 million during the three and nine month periods ended September 30, 2002 from $21.3 million and $78.2 million a year ago as a result of consolidating many duplicative corporate functions and the elimination of residual expenses related to discontinued products. These efforts resulted in reduced expenses in occupancy, personnel, outside services and other operating expenses.

      Inter-Segment Eliminations and Other, Net. The increase in inter-segment eliminations for the three and nine months ended September 30, 2002, compared to a year ago, resulted from higher sales of Transaction Services products into the Physician Services customer base, offset by the elimination of $1.8 million in revenues during the nine months ended September 30, 2001, from technology outsourcing and consulting relationships and other non-core products exited in 2001.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of September 30, 2002, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of September 30, 2002, we had approximately $152.0 million in cash and cash equivalents and short-term investments and working capital of $238.9 million. Additionally, we had long-term investments of $450.7 million in marketable debt securities and $14.0 million in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future.

      Cash provided by operating activities was $76.3 million during the nine months ended September 30, 2002 compared to cash used in operating activities of $87.5 million a year ago. The cash provided from operating activities was primarily a result of the net loss of $47.3 million for the nine month period and net changes in operating assets and liabilities of $15.4 million, offset by non-cash charges of $134.3 million, respectively. The cash used in operating activities a year ago was primarily attributable to a net loss from continuing operations of $6.5 billion, offset primarily by non-cash charges of $6.4 billion. The non-cash charges consist of depreciation and amortization, impairment of long-lived and other assets, non-cash expenses related to content and distribution services and stock compensation, amortization of debt issuance costs and the non-cash portion of the restructuring and integration charge.

      Cash used in investing activities was $370.4 million for the nine months ended September 30, 2002, compared to cash provided by investing activities of $92.3 million a year ago. Cash used in investing activities during the nine months ended September 30, 2002 primarily related to $506.1 million of purchases of held-to-maturity and available-for-sale securities, partially offset by $162.1 million of proceeds from the maturities, sales and redemption of available-for-sale and held-to-maturity securities. Cash provided by investing activities a year ago primarily related to maturities of short term marketable debt securities. Investments in property and equipment were $16.8 million for the nine months ended September 30, 2002, compared to $20.7 million a year ago.

      Cash provided by financing activities was $184.1 million during the nine months ended September 30, 2002, primarily related to the receipt of net proceeds of $292.0 million from our offering of $300.0 million aggregate principal amount of 3 1/4% Convertible Subordinated Notes. The Notes are convertible into an aggregate of approximately 32.4 million shares of common stock. We also received net proceeds of $8.8 million related to exercises of employee stock options, offset by $103.8 million used to repurchase 18.0 million shares of our common stock and $10 million used to redeem our Series B Preferred Stock. Cash used in financing activities was $5.1 million a year ago, primarily related to $12.2 million used to repurchase shares of our common stock partially offset by $9.5 million net proceeds from exercises of employee stock options.

      As of September 30, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at September 30, 2002 consisted primarily of our commitments related to the $300 million of Convertible Subordinated Notes, obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration efforts.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

	(In Millions)
2002	$24.1	$6.0	$30.1
2003	22.3	1.1	23.4
2004	20.2	0.5	20.7
2005	16.2	0.5	16.7
2006	13.8	0.5	14.3
Thereafter	56.0	0.1	56.1

      We believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the continued roll-out of our new products in 2002 and for the foreseeable future. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that SFAS No. 146 will have a material effect on our consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not anticipate that SFAS No. 143 will have a material effect on our consolidated financial position or results of operations. We are required to adopt this standard on January 1, 2003.

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

      Effective January 1, 2002, we adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” formerly FASB Staff Announcement Topic D-103 issued in November 2001, which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to being offset against the related expense. Application of EITF No. 01-14 is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified to comply with this guidance. As a result of applying EITF No. 01-14, we reclassified reimbursements we received for out-of-pocket expenses related to postage for customized billing statements mailed to patients on behalf of healthcare providers.

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

      Achieving market acceptance for new or newly integrated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or newly integrated products and services will justify amounts spent for their development, marketing and roll-out.

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

      HIPAA. Under the Health Insurance Portability and Accountability Act, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmissions of certain health information. As more fully described under “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996” in our 2001 Annual Report on Form 10-K, portions of these rules apply to our operations and create both risks and opportunities for our business. We are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and related services. The effect of HIPAA, and the regulations issued pursuant to HIPAA, on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. We may incur significant expenses relating to compliance with HIPAA. Our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. In addition, our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, will be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

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

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors and support providers, including physician practice management system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers;

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally;

•	consortiums of health insurance companies, dental insurance companies and pharmacy benefit management companies that have announced that they are developing electronic transaction services for use by their members and other potential customers;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	general purpose consumer online services and portals and other high-traffic Web sites that provide access to healthcare-related content and services;

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

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

Loss of a small number of key advertisers and sponsors could have a material adverse effect on our Portal Services revenues

      A substantial portion of our Portal Services revenues come from a relatively small number of advertisers and sponsors. We expect this to continue in the future. Thus, the loss of one or a small number of relationships with key advertisers and sponsors or reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. See “— Developments in the healthcare industry could adversely affect our revenues” and “Government regulation could adversely affect our business” above and the information contained under “Business — Government Regulation” in our 2001 Annual Report on Form 10-K.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business has established relationships;

•	our ability to retain or replace key personnel;

•	potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

      We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operations.

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

If our systems or other systems that they interface with experience security breaches or are otherwise perceived to be insecure, our business could suffer

      A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities.

It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception. Although we generated positive earnings in the three months ended September 30, 2002 in accordance with generally accepted accounting principles, we incurred a loss for the nine months ended September 30, 2002 and expect to report a loss for the year ended December 31, 2002 in accordance with generally accepted accounting principles. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions in order to execute on our business plan and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

The proposed disposition of Porex may not be completed in accordance with our expectations

      Porex is being held for sale and accounted for as a discontinued operation in our financial statements. See Note 7 to the Consolidated Financial Statements included in this Quarterly Report. The proposed disposition of Porex has taken longer than originally expected. If the disposal process is not completed by the time we issue our 2002 financial results, Porex will be reclassified as a continuing operation in our financial statements.

Changes in our expectations regarding Porex’s future financial performance or factors affecting valuations of businesses in general could result in future impairment charges with respect to Porex

      Our estimate of the fair value of the assets and liabilities of Porex, as set forth on our most recent balance sheet, may be subject to change based on several factors. These factors include expectations regarding Porex’s future financial performance and factors that affect valuations of companies in general, such as volatility in the financial markets and the availability and terms of financing for potential acquirors of companies. The financial performance of certain of Porex’s subsidiaries is being negatively impacted by adverse economic conditions and increased competitive pressures. See “Until we dispose of Porex, we will be subject to risks associated with its business — Porex faces significant competition for its products and services” below. The carrying value of Porex on our balance sheet may be subject to future impairment charges and, furthermore, a completion of the divestiture of Porex could result in a loss to the extent that the amount of the proceeds received is lower than our carrying value.

Until we dispose of Porex, we will be subject to risks associated with its business

      Until the proposed disposition of Porex is completed, we will continue to operate that business and to be subject to additional risks associated with its business, which include:

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

      The market for Porex’s injection molded solid plastic components and products, including its medical products, is highly competitive and highly fragmented. Porex’s pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers. Porex’s injection molding and mold making services compete with services offered by numerous foreign and domestic companies. Porex is experiencing increasing competitive pressures with respect to the products and services referred to in this paragraph.

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

      Healthcare regulation could adversely affect Porex. Porex manufactures and distributes medical/surgical devices, such as plastic and reconstructive surgical implants and tissue expanders, which are subject to government regulations, under the Federal Food, Drug and Cosmetic Act, or FDC Act, and additional regulations promulgated by the Food and Drug Administration, or the FDA. Future healthcare products may also be subject to these regulations and approval processes. Compliance with these regulations and the process of obtaining approvals can be costly, complicated and time-consuming, and we cannot assure you that these approvals will be granted on a timely basis, if ever.

      Porex may not be able to source the raw materials it needs or may have to pay more for those raw materials. Porex relies on a limited number of suppliers to provide some of the raw materials that it uses to manufacture its products. If Porex cannot obtain adequate quantities of necessary materials from those suppliers, Porex may not be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Porex’s inability to acquire sufficient quantities of raw materials at a reasonable price would affect its ability to maintain its margins, which could have a material adverse effect on Porex’s business and financial results.

      The nature of Porex’s products exposes it to product liability claims that may not be adequately covered by indemnity agreements or insurance. The products sold by Porex, whether sold directly to end-users or sold to other manufacturers for inclusion in the products that they sell, expose it to potential risk of product liability claims, particularly with respect to Porex’s life sciences, clinical, surgical and medical products. Some of Porex’s products are designed to be implanted in the human body for long periods of time. Design defects and manufacturing defects with respect to such products sold by Porex or failures that occur with the products of Porex’s manufacturer customers that contain components made by Porex could result in product liability claims and/or a recall of one or more of Porex’s products. Porex also manufactures products that are used in the processing of blood for medical procedures and the delivery of medication to patients. We believe that Porex carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex’s insurance coverage will not arise. In addition, Porex’s insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past, we cannot assure you that in the future Porex will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone gel mammary implants. For more information regarding these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation” in our 2001 Annual Report on Form 10-K.

      Environmental regulation could adversely affect Porex. Porex is subject to domestic and foreign environmental laws and regulations and is subject to scheduled and random checks by environmental authorities. Porex’s business involves the handling, storage and disposal of materials that are classified as hazardous. Although Porex’s safety procedures for handling, storage and disposal of these materials are designed to comply with the standards prescribed by applicable laws and regulations, Porex may be held liable for any environmental damages that result from Porex’s operations. Porex may be required to pay fines, remediation costs and damages, which could have a material adverse effect on its results of operations.

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

      Principal amounts expected to mature are $2.7 million, $7.2 million, $300.0 million and $141.1 million during the remainder of 2002, 2003, 2004 and 2006, respectively. These include investments totaling $155.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $(0.2) million and $1.7 million, during the three and nine month periods ended September 30, 2002, respectively, and $1.0 million and $0.4 million during the three and nine month periods ended September 30, 2001, respectively. The results of operations of Porex for the three and nine month periods ended September 30, 2001 were excluded from our consolidated statements of operations in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold.” We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.     Controls and Procedures

      WebMD management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, which was completed during the 90 days prior to the date on which this Quarterly Report was filed with the Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

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

      (b) The following Current Report on Form 8-K was filed during the quarter ended September 30, 2002:

•	Current Report on Form 8-K filed July 19, 2002 regarding WebMD’s Annual Meeting of Stockholders

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: November 8, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Martin J. Wygod, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of WebMD Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ MARTIN J. WYGOD

Martin J. Wygod
Chairman and Chief Executive Officer
(Principal executive officer)

I, Anthony Vuolo, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of WebMD Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief Financial Officer
(Principal financial officer)

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