Form 10-K
period 2002-12-31
WEBMD CORP /NEW/
filed 2003-03-27
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐

     As of June 28, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,533,835,956 (based on the closing price of the common stock of $5.63 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates). As of March 7, 2003, there were 303,935,066 shares of WebMD common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2003 Annual Meeting of Stockholders is incorporated by reference into Part III.

      WebMD®, Web-MD®, WebMD Health®, The Medical Manager®, ULTIATM, IntergyTM, Envoy®, ExpressBill®, Medscape®, WellMed®, Personal Health ManagerTM, Personal Health InsightTM, POREX®, KippMed®, MEDPOR®, Quality Scientific Products® and QSP® are trademarks of WebMD Corporation or its subsidiaries. Additional trademarks of WebMD and its subsidiaries are listed on page 26 of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 58, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new services or newly integrated services,

•	the inability to successfully deploy new applications or newly integrated applications,

•	difficulties in forming and maintaining mutually beneficial relationships with customers and strategic partners,

•	the inability to attract and retain qualified personnel, and

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastic industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 58 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.     Business

INTRODUCTION

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

      We make available free of charge at www.webmd.com (in the “About WebMD” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Overview of Our Businesses

      Our business is comprised of four segments. Three of our business segments, Portal Services or WebMD Health, Transaction Services or WebMD Envoy and Physician Services or WebMD Medical Manager, provide various types of healthcare information services and technology solutions. Our fourth business segment, Plastic Technologies, is known as Porex. The following overview describes our key products, services and markets:

•	Healthcare Information Services and Technology Solutions. We provide a range of information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, suppliers and consumers. Our products and services promote administrative efficiency and assist in reducing the cost of healthcare and creating better patient outcomes.

—	WebMD Health. Our Portal Services segment, WebMD Health, offers a variety of online resources and services for consumers and healthcare professionals. Our online offerings for consumers help them become better informed about healthcare choices and assist them in playing an active role in managing their own health. Our offerings for healthcare professionals help them improve their clinical knowledge, as well as their communication with patients regarding treatment options for specific health conditions.

We reach a large audience of health-involved consumers and clinically active healthcare professionals. We work closely with pharmaceutical, medical device and other healthcare companies to develop innovative online channels of communication to our audience, or targeted portions of our audience, that complement their offline education, marketing and customer service programs.

In addition, through WellMed from WebMD, we provide employers and health plans with access to a suite of online tools and related services, for use by their employees and plan members. These tools and services provide a framework for better decision-making by healthcare consumers and can assist employers and plans in managing demand while improving quality of care.

We generate revenue by selling advertising on our portals and the online and offline properties of our strategic partners, by selling sponsorships of specific pages, sections or events on our portal and related e-mailed newsletters, and by licensing our content and our online tools and related software and services. The majority of our WebMD Health revenues come from a small number of customers. Our WebMD Health customers include pharmaceutical, biotech and medical device companies, employers and health plans and media distribution companies. In 2002, WebMD Health revenues were $84.3 million.

—	WebMD Envoy. Our Transaction Services segment, WebMD Envoy, transmits electronic transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. The use of electronic transactions significantly reduces processing time and costs, as compared to mail, fax or telephone, and increases productivity for both payers and providers. The transactions that we facilitate include:

• administrative transactions, such as claims submission and status inquiry, eligibility and patient coverage verification, referrals and authorizations, and electronic remittance advice, and

•	clinical transactions, such as lab test ordering and reporting of results.

We also provide automated patient billing services to providers, including statement printing and mailing services. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing value-added services to providers and payers in connection with our transmission of their transactions.

We generate revenue by selling our transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. We also generate revenue by selling our patient statement services, typically on a per statement basis. A significant portion of WebMD Envoy revenues come from the country’s leading national and regional healthcare payers. In 2002, WebMD Envoy revenues were $466.8 million.

—	WebMD Medical Manager. Our Physician Services segment, WebMD Medical Manager, develops and markets information technology systems for healthcare providers, primarily under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Our systems include:

• administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently, and

• electronic medical record and other clinical applications that assist them in delivering quality patient care.

In addition, through Medical Manager Network Services, we provide integrated access to our WebMD Envoy transaction services.

Our systems are scalable to meet the needs of a wide variety of healthcare provider settings, from small physician groups to large clinics, and across various medical specialties. Customers can purchase a base system and then add additional modules and services over time to expand their use of state-of-the-art technology as needed.

We generate revenue from one-time fees for licenses to our software modules and for system hardware and from recurring fees for the maintenance and support of our software and system hardware. Pricing depends on the number and type of software modules to be licensed, the number of users, the complexity of the installation and other factors. Our Medical Manager Network Services and some of our other WebMD Medical Manager products and services are priced on a monthly fee per user basis or a per transaction basis. In 2002, WebMD Medical Manager revenues were $275.3 million.

We believe that the combination, in one company, of WebMD Health, WebMD Envoy and WebMD Medical Manager makes us well positioned to create significant improvements in the way that information is used by the healthcare industry, enabling increased efficiency, better decision-making and, ultimately, higher quality patient care at a lower cost.

•	Plastic Technologies. Our Plastic Technologies segment, Porex, develops, manufactures and distributes proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of our finished products, as well as manufacturers that include our components in their products for the medical device, life science, research and clinical laboratory, surgical and other markets. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 65 countries. In 2002, Porex revenues were $120.0 million, over 70% of which were from healthcare and related markets.

      During 2002, our revenues were divided among our segments as follows: 50.4% from WebMD Envoy, 29.7% from WebMD Medical Manager, 9.1% from WebMD Health and 13.0% from Porex. The sum of these percentages equals 102.2% of our total revenues of $925.9 million because $20.5 million of our revenues are from inter-segment transactions and are eliminated when we consolidate our results.

      A more complete description of our products and services follows. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” beginning on page 53 and note 8 to the consolidated financial statements in this Annual Report.

Acquisition History

      In May 1998, Healtheon Corporation completed a merger with ActaMed Corporation. In November 1999, Healtheon completed mergers with WebMD, Inc., MedE America Corporation and Greenberg News Networks, Inc., known as Medcast. Following these mergers, Healtheon changed its name to Healtheon/ WebMD Corporation. Healtheon/ WebMD completed acquisitions of Kinetra LLC and Envoy Corporation in January 2000 and May 2000, respectively. On September 12, 2000, Healtheon/ WebMD completed mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company and changed its name to WebMD Corporation. In December 2001, WebMD acquired the portal assets of MedicaLogic/ Medscape, Inc., which we refer to as Medscape. In October 2002, WebMD acquired WellMed, Inc. In addition, we acquired ten physician services companies in 2001 and 21 in 2002. For additional information regarding these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition History” on page 46 and note 2 to the consolidated financial statements in this Annual Report.

      For information regarding the restructuring and integration plans we implemented following our mergers with Medical Manager, CareInsite and OnHealth and following our acquisition of Medscape, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Integration Initiatives” on page 47 and note 5 to the consolidated financial statements in this Annual Report. We have substantially completed these restructuring and integration efforts.

HEALTHCARE INFORMATION SERVICES AND TECHNOLOGY SOLUTIONS

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

     WebMD Health

      Our Portal Services segment is known as WebMD Health and includes certain operations from WebMD, Medscape, Healtheon, Medcast, OnHealth and WellMed.

Overview

      We offer a variety of online resources and services for consumers and healthcare professionals through our WebMD Medscape Health Network, which consists of:

•	WebMD Health, our consumer portal is located at www.webmd.com. WebMD Health provides access to health and wellness content. We also distribute our content, and reach additional consumers, through AOL Health with WebMD and MSN Health with WebMD.

•	Medscape from WebMD, our portal for physicians and allied healthcare professionals, is located at www.medscape.com. At Medscape, physicians and other healthcare professionals have access to resources that include timely medical news and professional conference coverage, continuing medical education activities, full-text medical journal articles and drug and medical literature databases.

We also license our content to health plans and other healthcare partners for use on their Web sites.

      The WebMD Medscape Health Network reaches a large audience of health-involved consumers and clinically active healthcare professionals. We work closely with pharmaceutical, medical device and other healthcare companies to develop innovative online channels of communication to our audience, or targeted portions of our audience, that complement their offline education, marketing and customer service programs. Companies can sponsor specific pages or sections of our portals or specific events, programs and newsletters, all of which are clearly labeled as sourced from or sponsored by the specific sponsor. In addition, sponsors can target specific demographic groups, condition-specific groups or specialty-specific groups through the WebMD Medscape Health Network. Performance of our sponsored programs, including the number of impressions, visitors and actions taken, is tracked and reported to the sponsor on a regular basis.

      In addition, through WellMed from WebMD, we provide employers and health plans with access to a suite of online tools and related services, for use by their employees and plan members. These tools and services provide a framework for better decision-making by healthcare consumers and can assist employers and plans in managing demand while improving quality of care. WebMD Health and WellMed help people become better informed about healthcare choices and assist them in playing an active role in managing their own health. We acquired WellMed in the fourth quarter of 2002 and are in the process of integrating WebMD Health content into the WellMed services offerings and some of our WellMed functionality and technology into our WebMD Health and Medscape offerings.

      We generate revenue by selling advertising on our portals and the online and offline properties of our strategic partners, by selling sponsorships of specific pages, sections or events on our portal and related e-mailed newsletters, and by licensing our content and our online tools and related software and services. The majority of our WebMD Health revenues come from a small number of customers. Our WebMD Health customers include pharmaceutical, biotech and medical device companies, employers and health plans and media distribution companies.

WebMD Health Consumer Portal

      Consumer interest in convenient and reliable sources of general information on health and wellness topics continues to grow. In addition, consumers increasingly seek to educate themselves about available treatment options for specific health conditions or injuries. We believe that these trends are likely to continue, as consumers are asked to bear an increasingly large share of their healthcare expenditures due to changes in the design of the medical plans and prescription drug plans being offered by payers and employers. Traditional media have sought to meet this demand by introducing magazines focused on health and wellness and by increasing news coverage of healthcare-related issues. The Internet allows us to offer consumers the resources they are looking for, with immediate access to searchable information and dynamic interactive content.

      WebMD Health provides access to health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services. Consumers are also welcome to access content at our professional portal, Medscape from WebMD. The content and service offerings on WebMD Health include:

•	Original and Licensed Content. We offer proprietary, medically reviewed health and wellness news articles written daily by our staff of journalists. We also offer searchable access to a library of health and wellness articles, reference information and interactive presentations, some of which we own and some of which we have licensed from others. Our articles and other content cover various health-related topics, including: specific diseases and chronic health conditions, medical tests, pregnancy and parenting, diet and nutrition, fitness and sports medicine, and sexuality and relationships.

•	Membership. Consumers can choose to become members of WebMD Health, which allows them to create a personalized home page, tailored to their interests. Members can also select from more than 20 different e-mail newsletters on health-related topics or specific conditions and have access to our communities and events, as described below. We have built a large database of consumers who have expressed interest in receiving our clinical alerts, newsletters and reports on specific diseases, conditions and other health and wellness topics.

•	Communities. Our communities allow our members to participate in real-time discussions in our chat rooms and on our message boards, many of which are monitored by healthcare professionals. Members can share experiences and exchange information with other members who share their health condition or concern.

•	Clinical Trials Matching and Listing Services. In collaboration with Veritas Medicine, WebMD Health offers a clinical trial matching service that assists in matching individuals to clinical trials. In collaboration with CenterWatch, WebMD offers a listing of clinical trials that are currently recruiting participants.

•	Events. Our events include one-time programs and series in which experts make presentations and answer questions on specific health-related topics. Members can also use our “Ask the Experts” service to post their health questions for experts. Our events also include WebMD University programs, which are four-week courses, live moderated by experts, on specific subjects. WebMD University programs have included: 4 Weeks to an Easier Pregnancy, 4 Weeks to a Healthier Heart and 4 Weeks to Breathe Free.

•	Interactive Personal Health Management Tools and Other Features. We provide access to interactive tools, calculators, quizzes and slide shows on health topics, including an immunization planner, body mass index and calorie counter. WebMD Health also has features that allow consumers to search for a physician or clinic in their area. We are in the process of integrating additional tools from our WellMed offerings into WebMD Health.

Medscape from WebMD

      Medscape from WebMD is designed to meet the information needs of medical professionals. Medscape from WebMD is organized by medical specialty area, such as hematology-oncology and cardiology, to make it easier for members to access the information most relevant to them. We also have areas organized by profession or interest area, including sites for nurses, pharmacists, medical students, users interested in medical policy and practice management issues, and members with a particular interest in technology and medicine. Our extensive and up-to-date medical content and easy-to-use search capabilities assist medical professionals in keeping abreast of medical advances and obtaining fast, accurate answers to medical questions online. In addition, physicians and their office staffs can access tools for creating customized practice Web sites and opportunities to purchase other products and services. There are no membership fees and no general usage charges for the site; however, we do charge usage or subscription fees for some premium content and services.

      Our content and service offerings, a combination of original material and content licensed from major professional publishers, are generally presented by specialty and include:

•	Continuing Medical Education (CME). More than 30 states and many medical specialty societies require physicians and selected other medical professionals to certify annually that they have accumulated a minimum number of CME hours to maintain licensure or membership. We offer a selection of free, regularly updated CME activities for physicians, registered nurses, pharmacists and other healthcare professionals, including original programs and online multimedia adaptations of live events. We also provide services that track CME credits accumulated through our site for our users. In addition, many of our CME-certified programs also carry Continuing Education (CE) credit for nurses and/or pharmacists.

All of our CME activities have been planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and have been produced in collaboration with ACCME-accredited CME providers. In August 2002, ACCME awarded Medscape a two-year, provisional accreditation as a CME provider, allowing Medscape to certify online CME activities.

In July 2002, Pharmaceutical Research and Manufacturers of America (PhRMA), a trade association of pharmaceutical manufacturers, instituted a new voluntary Code on Interactions with Healthcare Professionals, which outlined guidelines for how sales representatives and others involved in marketing pharmaceuticals should interact with healthcare professionals. The PhRMA Code is intended to help ensure that these interactions benefit patients and enhance the practice of medicine and to avoid concerns about inappropriate influence on the prescribing practices of physicians. The PhRMA Code provides that these interactions should not consist of entertainment, dining or recreation, but should focus on informing the healthcare professional about scientific and clinical information and supporting research and education. While providing subsidies directly to healthcare professionals for travel, lodging and other expenses of attending CME or scientific conferences is no longer permitted, sponsorship or underwriting of CME programs or conferences continues to be. We believe that the guidelines contained in this Code are likely to benefit providers of online CME and other online informational materials for healthcare professionals, such as Medscape, as pharmaceutical manufacturers seek efficient, effective and appropriate sponsorships and channels of communication.

•	Newsletters. Members receive MedPulse®, our weekly e-mail newsletter, which is published in more than 25 specialty-specific editions and highlights new information and CME activities on the Medscape site of interest to each particular specialty. We also provide commercially supported “Special Reports” newsletters, which contain information on specific conditions and treatments.

•	Medical Conference Coverage. We provide overviews and analysis of key data and presentations from about 150 professional meetings each year, including major conferences in a variety of specialties. This benefits our members who were unable to attend and those who did attend but might not have been able to see all of the presentations of interest to them, as well as the sponsors of the conferences, by increasing the size of the audience exposed to this material. We cover a number of these conferences in collaboration with the societies and organizations that present them.

•	Medical News and Clinical Alerts. We provide original, daily medical news stories written by our staff of journalists and reviewed by our staff of physicians, in addition to news provided by professional wire services. Our news group also regularly produces analytical reports based on interviews with experts and newsmakers. In addition, we provide real-time alerts on such critical clinical issues as pharmaceutical recalls and product advisories.

•	Resource Centers. Resource Centers are regularly updated collections of clinical content, selected by Medscape’s editors, focused on a specific topic, condition or theme. Content includes news, journal articles, conference coverage, expert columns and CME programs. Medscape currently has more than 50 Resource Centers across multiple specialties.

•	Electronic Journals. We publish four original electronic-only journals, including two indexed in the National Library of Medicine’s MEDLINE reference database — Medscape General Medicine (MedGenMed) and Medscape Women’s Health. MedGenMed, the world’s first online-only, primary source, peer-reviewed medical journal, was established in April 1999. As of November 2002, it had published more than 500 papers. In December 2002, we relaunched MedGenMed at www.medgenmed.com with specialty sections for HIV-AIDS, Gastroenterology, Hematology-Oncology, Pulmonary Medicine, Orthopedics and Sports Medicine and Psychiatry/ Mental Health. Medscape’s other e-journals are Topics in Advanced Practice Nursing and TechMed, which focuses on the use of technology in medical practice.

•	Medscape Publishers’ Circle. Medscape Publishers’ Circle is a collection of high-quality clinical information from prominent medical publishers, available free to registered Medscape members.

•	Medical Reference Applications. Our medical reference applications include:

—	a custom drug information database,

—	an easy-to-use interface to MEDLINE, a database of abstracts of medical journals, and

—	proprietary medical illustrations that can be used by physicians as an important visual aid in communicating information to patients.

•	Medical Reference Services. These services include the professional medical reference texts WebMD Scientific American® Medicine and ACS Surgery: Principles and Practice, each available for sale by subscription to individual physicians and to institutions in multiple formats (print, CD-ROM and online). WebMD Scientific American® Medicine has been a comprehensive and continually updated internal medicine reference for 25 years. ACS Surgery: Principles and Practice, formerly Scientific American Surgery, is an official publication of the American College of Surgeons, although wholly owned by WebMD.

      Users must register as members to utilize the features of Medscape from WebMD. This enables us to deliver targeted medical content based on our members’ registration profiles. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. For example, a member registered as a cardiologist is automatically directed to Medscape Cardiology, rather than a more generic home page. Every member, however, regardless of medical specialty or professional status, has access to the full suite of original and licensed content through a uniform, easy-to-use interface.

WellMed from WebMD

      WellMed from WebMD is a suite of online tools and related services that provides a framework for better decision-making by healthcare consumers and allows employers and health plans to manage demand, while improving the quality of care. WellMed from WebMD helps employers and plans provide employees and plan members with answers to healthcare and plan benefit questions and other personalized information and feedback. This allows employees and plan members to make informed benefit, provider and treatment selection decisions. WellMed’s applications are integrated into the client’s Intranet or Web site and work with the client’s specific health and benefit programs, disease management vendors and other health-related systems and content and can be co-branded or customized to match client branding and “look and feel.”

      By educating and encouraging their employees and plan members to take a more active role in their healthcare, employers and plans can realize cost savings from better decision-making, while also improving healthcare outcomes. Other potential benefits to an employer or plan include efficiently identifying and enrolling candidates in disease management or other health management programs and assisting in managing appropriate drug utilization. We receive fees from employers for use of our applications and services by their employees, and from health plans for use by their members.

      WellMed from WebMD integrates health and wellness content, a personal medical record, health assessment tools, decision support tools, health improvement programs and targeted messaging. Employees and plan members are given access to Personal Health Manager, a suite of consumer applications that provides a personalized framework to manage health, wellness and benefit information and facilitate healthy behavior. Personal Health Manager incorporates:

•	Health risk and condition assessment tools that provide recommendations for improvement and behavior change and preventive care guidelines;

•	Health monitoring tools, including Child Health Manager, which enables parents and guardians to track the health of children age six and younger;

•	An online personal health record that gives individuals or family members the ability to store and maintain health information in a secure centralized location, including both self-reported information and external data, such as lab test results and prescription records;

•	Healthcare content from WebMD Health and other sources;

•	Secure messaging, including reminders and alerts based on profiled data and event-based rules; and

•	Health and lifestyle improvement programs, in areas such as smoking cessation, nutrition and exercise.

      WellMed from WebMD also includes Personal Health Insight, an online service center that provides specialized decision-support for clients, including aggregated information regarding utilization of the Personal Health Manager tools and results of messaging campaigns. With Personal Health Insight, employers and plans can analyze aggregate health data in real time, address population health risks and proactively implement preventive programs.

Sales and Marketing

      A team of sales, marketing and account management personnel represents the WebMD Medscape Health Network to pharmaceutical companies, medical device companies, health plans and other healthcare and consumer companies. These individuals work closely with clients and potential clients to develop innovative means of using the WebMD Medscape Health Network to bring their companies, and their products and services, to the attention of target groups of consumers and healthcare professionals and to create channels of communication with these audiences.

      A separate team of sales, marketing and account management personnel represents WellMed from WebMD to employers and health plans. These individuals customize our services for each client according to the client’s specific plan design and business objectives.

      We seek to attract traffic and new members to WebMD Health through a variety of methods, including online and offline media campaigns. The primary focus of our media campaigns has been member registration.

      We seek to attract traffic and new members to Medscape through a variety of methods, including advertising on other Internet sites and in medical journals, pharmaceutical and other healthcare publications and other targeted publications. We also promote Medscape at industry conferences, trade shows and medical meetings and by using direct mail.

     WebMD Envoy

      Our Transaction Services segment is known as WebMD Envoy and includes certain transaction operations of Envoy, Healtheon, Kinetra, MedE America, ActaMed, WebMD, Inc. and CareInsite.

Overview

      Healthcare providers must interact effectively with healthcare payers, from the first point of patient contact until final payment has been received, in order to ensure timely reimbursement and comply with managed care requirements. Unfortunately, in these interactions, providers and payers often juggle a confusing combination of electronic and manual processes, phone calls and faxes, and disparate software systems. Our WebMD Envoy clearinghouse provides an electronic link between payers and providers that allows them to conduct medical, pharmacy and dental transactions electronically. However, we provide much more than just a passive clearinghouse connection — we provide electronic reimbursement cycle management solutions that can be used by payers and providers to automate the entire reimbursement process. In addition, as a complement to our electronic transmission services, our WebMD ExpressBill operations provide print and mail services to providers, including patient statement processing. We also provide connectivity and tools for automating clinical functions.

      The customers for WebMD Envoy’s services consist of healthcare providers, such as physician offices, dental offices, billing services, national laboratories, pharmacies, hospitals, and healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmacy benefit management companies, commercial health insurance companies and managed care organizations. We provide those customers connectivity and transaction services through an integrated electronic transaction processing system, which includes proprietary software, host computer hardware, network management, switching services and interfaces. We refer to these services as electronic data interchange or EDI. Healthcare payers and providers pay fees to us for our services, generally on a per transaction basis or, in the case of some providers, as a flat rate per month. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. We may also charge one-time implementation fees to providers and payers. A significant portion of our WebMD Envoy revenues come from the country’s leading national and regional healthcare payers.

      We work with numerous physician and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and our clearinghouse. Most practice management and hospital information systems support, and can be integrated with, WebMD Envoy transaction services. Many practice management system vendors, including WebMD Medical Manager, market a private label brand of our transaction services that they have integrated with their systems. We pay a sales commission, based on volume, to some of these vendors as an inducement to use WebMD Envoy as the clearinghouse for the transactions made through their systems. We have long-standing relationships with many vendors of practice management systems, including Misys Healthcare Systems, IDX Systems Corporation, PracticeWorks, Inc., Dentrix Dental Systems, Inc. and Vitalworks Inc. on a national level, as well as over 500 regional and local vendors. We work together with these vendors to increase the percentage of healthcare transactions that are handled electronically.

Products and Services

      General. Providers access our transaction services both directly and through their relationships with integrated delivery networks, clinics, physician and dental practice management system vendors, hospital information management system vendors, and retail pharmacy chains. Providers initiate transactions using our proprietary applications, their practice management systems or other computer systems or networks. Providers submit transactions to our clearinghouse by modem connections using regular telephone lines, using dedicated high speed telecommunications services and over the Internet. At our clearinghouse, the transaction is edited for accuracy, validated for format and completeness, then translated in accordance with the payer’s specifications and sent to the payer’s claims adjudication and/or real-time database systems. Claims that cannot be processed by the payer are reported back to the provider, with the reasons for the rejection, for correction and resubmission.

      Our clearinghouse maintains direct connections with many healthcare payers, including Medicare contractors and Medicaid agencies, Blue Cross and Blue Shield organizations, commercial health insurance companies, pharmacy benefit management companies and managed care organizations. Our direct payer connectivity facilitates high levels of service by minimizing the number of intermediaries between the provider and the payer. Our direct connections with payers typically consist of dedicated networks between the payer and our clearinghouse. Most transactions are currently transmitted to the payers using our proprietary software, data format specifications and dedicated telephone lines, with some transmitted securely over the Internet. We have developed innovative programs that work with payers, providers and practice management system vendors to try to increase the percentage of healthcare transactions that are transmitted electronically and the value of these transactions to our customers. Other clearinghouses also use our services to transmit transactions that they have received from providers to payers. We make payments, based on volume, to some of these clearinghouses as an inducement to use WebMD Envoy to complete the transactions submitted through their systems.

      Medical and Dental Administrative Services. Our medical and dental administrative services provide the connectivity and transaction processing services needed for providers and payers in the healthcare industry to automate key business functions and communicate with each other. WebMD Envoy provides connectivity throughout the healthcare reimbursement cycle:

•	beginning with insurance eligibility verification,

•	continuing through the claim submission process,

•	followed by tracking the reimbursement through claim status inquiries, and

•	concluding with electronic remittance information and payment posting.

Our administrative services also include referrals and authorizations, pre-certifications, and other transactions as requested by our clients.

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

      Providers can use our services to verify patient enrollment and eligibility and to obtain authorization from payers, at the point of care, for services and referrals to other providers. Providers can submit real-time or batch claims to us for processing and reimbursement by payers and inquire as to the status of claims previously submitted. Most claims are submitted to us as batch claims, which are collected by providers throughout the day and submitted to us in bulk. We then sort, format and edit the claims to meet a particular payer’s requirements before transmission to the payer. Providers can receive an electronic remittance advice which provides payer payment information and an explanation of the settlement of a related claim. We also offer automated patient billing services to providers that include electronic data transmission and formatting, statement printing and mailing services. See “— WebMD ExpressBill” below.

      We provide various products designed to assist healthcare providers and payers in utilizing our administrative services, including:

•	WebMD Office. Through our WebMD Office Internet-based service, providers can securely access our transaction services through either a standard dial-up or high speed DSL or cable modem. WebMD Office can be used as a stand-alone system or as a complement to a practice management system through an import and data management function that allows transactions to be generated from the practice management system and submitted through WebMD Office. In addition, our practice management system vendor partners may elect to market a private-label brand version of WebMD Office.

•	AccuClaim Plus. Our AccuClaim Plus solution is designed for the claims submission processes of hospitals and large physician practices. AccuClaim Plus interfaces with their existing management systems, importing claim files and subjecting them to payer-specific edits, prompting users to correct claim errors prior to submission to payers in order to minimize the claim reject rate while increasing the first pass and auto-adjudication rate at the payer’s adjudication system.

•	WebMD Empower. WebMD Empower is an EDI-enabling software and data hosting solution that gives healthcare payers the ability to automate communication with their providers through our network, using our infrastructure, and to improve auto-adjudication rates. WebMD Empower takes claims data submitted to the WebMD Envoy clearinghouse, applies value-added editing, including checks against payer-specific business rules and data, and sends it directly to the payer’s information system. For real-time transactions, WebMD Empower works by downloading appropriate eligibility, provider, benefit, referral/ authorization and claims data from the payer’s system onto our server. Downloads are performed periodically or in real time as information in the payer’s database is updated.

      Pharmacy Administrative Services. A typical pharmacy benefit transaction takes place in a real-time setting using a pharmacy management system or other claim submission product. The claim is submitted to WebMD Envoy in a standard format and includes all required information about the prescription. The claim is then routed to the appropriate adjudicating processor where the claim is processed within seconds. Response information includes patient coverage, formulary compliance (specific drug coverage), potential drug interactions, patient’s co-payment due and anticipated reimbursement amount due to the pharmacy from the payer.

      WebMD ExpressBill. Through WebMD ExpressBill, we provide print and mail services to healthcare practitioners, hospitals and high volume commercial customers throughout the United States. WebMD ExpressBill accepts client data via modem or the Internet, generates printed materials and prepares them for mailing. Our WebMD ExpressBill services include:

•	Patient Mailings. On behalf of healthcare provider customers, we print invoices, account statements, collection letters, recall notices and other communications and mail them to patients.

•	Paper Claims. Claims that cannot be sent electronically to payers can be sent by healthcare providers electronically to WebMD ExpressBill, where we print and mail them on their behalf.

•	Payment Processing. We process payments on behalf of providers and other customers, receiving and depositing checks, posting payments and transmitting funds in accordance with customer instructions.

•	Electronic Payment Services. Our electronic payment services offer healthcare providers the ability to receive payment via the Internet.

•	Value-Added Services. We offer value-added services designed to make it easy and cost-effective for providers to get information out to their patients and for our business clients to communicate with their customers. WebMD ExpressBill offers a full-service graphics department that works with clients to design letters, brochures, newsletters and other communications. WebMD ExpressBill can also insert customer-supplied inserts.

      Lab Ordering and Reporting Services. We provide clinical lab ordering and reporting services through dedicated terminals and teleprinters and through WebMD Clinician, our Internet-based product. These products support the ordering of clinical tests and the reporting of test results between healthcare providers and labs. WebMD Clinician reduces costs and improves the quality of patient care by improving order entry accuracy and expediting the delivery of lab results, while enhancing the ability to share those results with multiple physicians. In addition, we provide similar services to practice management system vendors, hospital information system vendors and electronic medical record vendors through an application programming interface known as Clinician eXT.

      Value-Added Services. We have initiated steps to enhance the quantity, quality and value to payers and providers of our transaction services.

•	Our “all-payer” suite of services includes the capture, validation and routing of claims transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid. Additionally, our all-payer services include the return of an electronic remittance transaction, which is the equivalent of a paper “explanation of benefits,” from the payers back to the originating provider. The goal is to provide a single source EDI reimbursement cycle management solution for providers and practice management system vendors. A single EDI solution reduces administrative burdens on the provider office in sending claims transactions and receiving electronic remittance advice transactions and, more importantly, allows us to provide a single report back to the provider office regarding those transactions. That, in turn, allows the provider office to determine more easily whether it has been paid on a particular claim and how much. Provider offices without such a solution typically receive five or more different reports that they then have to reconcile in order to manage their accounts receivable. We are expanding our connectivity to support a broader set of transaction services to non-commercial payers in key markets as well as improving the functional capability of our claims and accounts receivable management solutions in order to improve the quality and value of our services to both payers and providers. We market our “all-payer” services directly to healthcare providers and through our practice management system partners.

•	We are working with our practice management system vendor partners to integrate real-time transactions into their provider software systems. WebMD Medical Manager is incorporating our full suite of real-time services into their software, making these transactions available to the provider in their normal office workflow.

•	We also offer payers the opportunity to work with us in targeted programs to educate physicians and dentists to increase the utilization of electronic services. When a payer agrees to participate in such a program, WebMD utilizes information supplied by the payer to target providers that may not be sending claims electronically.

HIPAA

      Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated adoption of a set of regulations relating to standards and requirements for the electronic submission of certain health information. As a supplier of EDI-enabling products and connectivity services to patients, payers, providers and third party vendors, WebMD Envoy is affected by many of the HIPAA provisions. The government can impose civil monetary penalties for failure to comply with standard transaction and code sets. For a description of the HIPAA regulations, see “Government Regulation — Health Insurance Portability and Accountability Act of 1996” beginning on page 27.

      The HIPAA transaction standards regulations establish format and data content standards for eight of the most common healthcare transactions. Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing HIPAA requirements and in overcoming other connectivity challenges that HIPAA does not eliminate. Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve HIPAA transaction standards compliance by contracting with a clearinghouse, like WebMD Envoy, to translate between standard and non-standard formats. In addition, use of a clearinghouse allows providers and payers to move to HIPAA standards independently, reducing transition costs and risks. As various healthcare entities are in different stages of migration during transition, WebMD Envoy is prepared to translate claim information from non-compliant to compliant formats and vice versa. We are actively involved in standard-setting and other industry organizations to share our experiences and perspectives and help policy-makers understand the implications of current HIPAA transition positions and practices. However, the standardization of formats and data standards required by HIPAA may facilitate use of direct EDI links, allowing transmission of transactions between some healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

      We are committed to facilitating our customers’ compliance with HIPAA and have built the necessary infrastructure to accommodate and translate HIPAA-standard transactions. We are marketing HIPAA-ready provider transaction methods, as well as offering our payer customers and other healthcare participants support in their own compliance efforts. We are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and services. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions.

Sales and Marketing

      WebMD Envoy’s sales and marketing efforts are conducted by sales, marketing and account management personnel located throughout the United States. WebMD Envoy’s primary sales and marketing strategy focuses on promoting its transaction services to organizations that have relationships with or access to a large number of providers, such as practice management systems vendors, hospital information systems vendors, practice management companies and other clearinghouses. In certain cases, we agree to pay a sales commission based on transaction volume to these organizations as an inducement to use WebMD Envoy as the clearinghouse for the transactions made through their systems or by providers with which they have relationships. We also market our transaction services directly to healthcare payers, as well as to small and large physician practices, dentists, hospitals and other healthcare providers. In the pharmacy transactions area, WebMD Envoy has established relationships with large retail pharmacy chains and pharmacy software vendors. We market our WebMD ExpressBill services through the same channels as our transaction services, including practice management system and other software vendors, as well as directly to healthcare industry participants and other high volume commercial customers.

WebMD Medical Manager

      Our Physician Services segment is known as WebMD Medical Manager and includes certain operations of Medical Manager and subsequent acquisitions.

Overview

      We develop and market information technology systems for healthcare providers, primarily under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Our systems include administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently and clinical applications that assist them in delivering quality patient care. These applications and related services:

•	automate scheduling, billing, receivables management and other administrative and financial management tasks,

•	enable providers to maintain electronic medical records and to automate the documentation of patient encounters, and

•	facilitate the use of electronic data interchange for administrative and clinical healthcare transactions.

      Our Intergy product was created using knowledge gained from 20 years of experience in healthcare technology development. We believe that the Intergy system will allow us to compete more effectively for sales to larger sites because of the advanced data handling and storage capabilities that we have incorporated in the system architecture. Intergy systems can also be configured to be cost-effective for practices consisting of one or two physicians. We expect that most of our future sales of practice management systems will be Intergy systems. However, we intend to continue to develop and support The Medical Manager system, which is currently the most widely used physician practice management system in the United States, and to market the customized versions of the system designed to meet the functionality needs of radiologists, public health and community health markets and family planning clinics.

      Both Intergy and The Medical Manager systems are scalable to meet the needs of a wide variety of healthcare provider settings, from small physician groups to large clinics, and across various medical specialties. Customers can purchase a base system and then add additional modules and services over time to expand their use of state-of-the-art technology as needed. We believe that there is a significant opportunity to increase the use by physician practices of electronic data interchange transactions and electronic medical record systems and are focusing on cross-selling these products and services to our existing customers and as part of our new systems sales. See “— Medical Manager Network Services” and “— EMR and Imaging Systems” below for descriptions of these products and services.

      Healthcare providers pay us a one-time license fee for the purchase of a license to our software or to additional software modules and for system hardware and also pay us recurring fees for the maintenance and support of our software. Many providers also pay us recurring fees for the provision of hardware support and maintenance. Pricing depends on several factors, including the number and type of modules to be licensed, the number of users per site, the number of practices, the operating system, the hardware to be supported and the complexity of the installation. We license ULTIA to physician practices on a per provider per month subscription basis. Healthcare providers pay us fees for our Medical Manager Network Services transactions services, generally on a per provider per month subscription basis or a per transaction basis.

Practice Management Systems

      Intergy. Intergy, our new practice management software product, is designed to meet the needs of physician practices of any size or specialty, from single physician practices to large multi-specialty healthcare provider organizations. The Intergy system is the result of a significant, multi-year commitment to engineering and development of a completely new practice management system. The Intergy system’s graphical user interface (GUI) packages complex medical practice functions into easy-to-navigate windows with consistent point-and-click drop down menus and buttons. The Intergy software operates on Windows and UNIX-based servers, together with Windows-based workstations.

      The Intergy base package allows an office to automate appointment scheduling and recalls, registration, encounter form management, billing, collections and other administrative and financial functions. The appointment scheduler includes such features as waiting lists, appointment tracking and multiple-resource searches and displays. Recall notices are generated automatically to remind patients to schedule appointments. The base package also includes a wide range of tools to manage financial and billing functions, including charge posting, checkout payment, insurance billing, refunds, transfers, unapplied credits and collections. The Intergy system also has a customizable security system, with access to functions and features that can be defined for each user based on practice policies and procedures.

      One of our optional administrative and financial modules is the managed care system, which provides functions required to track incoming and outgoing referrals to facilities and specialists and to provide risk management capabilities. The managed care system assists providers in automating: referral management, capitation payment posting, and contract management and profitability tracking. The system is designed to work in all managed care scenarios, including primary and specialty care.

      Optional clinical modules include imaging systems and tools that can be used to create and maintain electronic medical records and automate the documentation of patient encounters at the point of care, to manage clinical workflow, to write and send electronic prescriptions, and to request and review laboratory tests and results. See “— EMR and Imaging Systems” below. All of these solutions are fully integrated with the Intergy system. Intergy users can also elect to implement some or all of the integrated products and services described below under “— Additional Products and Services,” including our ULTIA handheld wireless device, and our Medical Manager Network Services connectivity services, described below under “— Medical Manager Network Services.”

      The Medical Manager. The Medical Manager system provides physician practices with a broad range of patient care and practice management features. The Medical Manager software has been designed to operate on a wide range of hardware platforms and, due to its scalability, can be a cost-effective solution in small, medium and large practice settings. We also offer The Medical Manager system in customized versions to meet the functionality needs of radiologists, public health and community health markets and family planning clinics and intend to continue to market The Medical Manager system in these formats.

      The Medical Manager software’s base package serves as the foundation of the system and includes an appointment scheduler, billing system, financial management system and other features. Additional modules containing advanced administrative and financial features are also available, including automated collections, advanced billing, multiple resource scheduling and managed care modules. The Medical Manager system also has optional electronic medical record and document and image management system products. See “— EMR and Imaging Systems” below. The Medical Manager users can elect to implement some or all of the integrated products and services described below under “— Additional Products and Services,” including our ULTIA handheld wireless device, and our Medical Manager Network Services connectivity services, described below under “— Medical Manager Network Services.”

      Other Practice Management Systems. Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems with smaller user bases. We currently maintain these other systems and may provide periodic updates to the users of these systems.

Medical Manager Network Services

      Both Intergy and The Medical Manager systems support integrated use of our WebMD Envoy EDI services through Medical Manager Network Services. For a description of WebMD Envoy’s EDI services, see “WebMD Envoy” on page 10. The administrative transactions supported include electronic claims, claims status inquiry, eligibility verification, electronic referral authorization/ status, patient statements and remittances. We also provide connectivity to laboratories, pharmacies, third party connectivity networks and hospitals and credit card authorization services. We believe that the HIPAA transaction standards rule will drive increased adoption of healthcare EDI services through Medical Manager Network Services. For additional information regarding the HIPAA privacy standards rule, see “Governmental Regulation — Health Insurance Portability and Accountability Act of 1996 — HIPAA Transaction Standards” on page 28.

      Using Intergy or The Medical Manager systems with Medical Manager Network Services, providers have access to HIPAA-ready EDI functionality that is integrated into their practice management workflow and recordkeeping systems. Integrated EDI allows providers and their staff to send and receive EDI transactions from within the practice management system and to generate reports regarding these transactions, including whether submitted claims have been accepted or rejected. These capabilities can be combined with our “all-payer” suite of transaction services to provide a single-source electronic reimbursement management solution (see “WebMD Envoy — Value-Added Services” on page 14). In addition, our systems perform automated eligibility verification by contacting payers electronically overnight so that the practice can start the day with pre-checked eligibility and benefits for each scheduled patient. This information is stored as part of the patient’s record. In addition, eligibility checking for unscheduled patients can be performed in real time.

      Medical Manager Network Services also provides integrated access to our WebMD ExpressBill print and mail services for patient statements, collection notices and recall notices. Practices transmit the required data from Intergy or The Medical Manager systems to our processing center. From there, customized statements, letters and inserts and complete mailing services are provided. Customization options include logos and patient education inserts.

EMR and Imaging Systems

      Healthcare providers record, use and share various types of clinical data about their patients, including patient histories, examination notes, lab results, medication orders and referrals. Much of this data is currently recorded in handwritten or printed form on paper records, often referred to as patient charts. As the amount of patient information maintained by a practice increases, so do the logistical challenges of moving paper charts from site to site and physician to physician. Many healthcare organizations are finding that the most promising solution to this challenge is the use of electronic medical record, or EMR, and imaging systems. These systems allow providers to share patient charts and other medical records, access them simultaneously and view them from remote locations. EMR systems not only help healthcare providers enhance clinical processes and patient safety, they also assist them in sharing information appropriately and efficiently and in collecting and managing the data necessary to meet the requirements of third-party billing procedures and contractual requirements.

      Our suite of EMR applications allows healthcare providers to computerize their patient records without disrupting the way they practice medicine. We also provide technical assistance and support that helps the practice transition from the paper chart to the fully electronic medical record. Our Encounter Documentation Module automates the documentation of a patient encounter at the point of care. This product allows healthcare providers to generate progress notes — and estimated evaluation and management service levels — simply by pointing and clicking on the findings appropriate to a patient exam, reducing the need for transcription services and enhancing the accuracy of documentation of care provided. Customization tools allow the practice to create pre-defined, disease-specific templates, with lists of symptoms or other information that can be easily completed at any workstation.

      Our EMR suite includes a prescription module that automates the process of writing and tracking prescriptions, providing improved efficiency with both the clinical and administrative aspects of the prescription process. The resulting prescription can be printed or called in to the patient’s preferred pharmacy. With optional services through Medical Manager Network Services, practices can perform full drug utilization review (DUR) screenings, transmit prescriptions electronically to connected pharmacies, and verify formulary compliance with the patient’s health plan.

      Our Laboratory System module allows providers to access, review and maintain all lab results from within the EMR system. Practices may also arrange a sponsorship through national and regional laboratories to place orders and receive accurate and timely lab test results via a direct, bi-directional link with the sponsoring laboratory. Test results are received electronically from the sponsoring laboratory and are stored directly in the patient’s file for viewing, printing and analysis.

      Using our EMR applications, healthcare providers can locate all tasks needing their attention. For example, items on the provider’s clinical task list are automatically generated whenever a lab report is ready, a transcription needs to be signed, or a prescription refill needs approval. Tasks can then be completed using the system or forwarded to another provider in the practice, accompanied by appropriate notes.

      We also offer our Document Image Management (DIM) system, which is fully integrated with our Intergy and The Medical Manager practice management systems. The DIM system allows a practice to scan, store, catalog and retrieve documents, images and sound files in electronic form, which then becomes part of the patient’s medical record and can be accessed from multiple workstations simultaneously. DIMDXTM, the diagnostic version of our imaging system, allows a practice to organize and store X-rays and other diagnostic images. Using an imaging system, multiple files can be viewed at the same time making it possible to view diagnostic reports alongside images or compare before-and-after images such as pre- and post-operative X-rays.

      Our Digital Office Manager module provides additional capabilities for the scanning and organization of documents that are practice-related rather than patient-specific. Documentation such as contracts and personnel records are easily and efficiently managed with the Digital Office Manager, which can handle video, Adobe® Acrobat® and sound files as well as spreadsheets and word processing documents.

      We believe that the HIPAA privacy standards rule will drive increased adoption of imaging and EMR applications because such solutions can make it easier for providers to fulfill their obligations under the rule, including with respect to managing and documenting usage restrictions and providing patients with access to and the ability to amend their records. We believe that, as a result of the need to be HIPAA-compliant, existing users of The Medical Manager and Intergy systems will become more likely to add our integrated imaging and clinical solutions to their current configuration. For additional information regarding the HIPAA privacy standards rule, see “Governmental Regulation — Health Insurance Portability and Accountability Act of 1996 — HIPAA Privacy Standards” on page 28.

Additional Products and Services

      ULTIA Handheld Solution. Healthcare providers are becoming increasingly aware of the benefits of using wireless handheld computers in their practices. ULTIA, our handheld point-of-care solution, combines the power of our clinical and administrative systems with the convenience of mobile handheld connectivity. ULTIA runs on a handheld device, such as a Compaq®iPaq®. From anywhere in the office, healthcare providers can use ULTIA with a wireless local area network, or LAN, to access information stored within, or to enter data into, the Intergy or The Medical Manager system, giving them instant access at the point-of-care to:

•	appointment schedules, hospital rounds information and clinical tasks needing the provider’s attention;

•	a user-friendly electronic prescription writer, with integrated DUR and formulary checking, which electronically submits prescriptions to the patient’s chosen pharmacy and, at the same time, adds prescription information directly to the patient’s electronic medical record in the Intergy or The Medical Manager software;

•	electronic lab ordering and reporting of results that can be viewed using ULTIA, available through the Intergy or The Medical Manager system in the provider’s office;

•	their patients’ electronic medical records, including demographic data, progress notes, medications, lab results, procedure histories and other information and transcribed patient documentation; and

•	a fully customized encounter form for capturing patient charges, which displays procedure and diagnosis codes in customized checklists and automatically posts charge information to the practice management system.

Physicians can also use ULTIA to digitally record dictation and then send the voice file electronically for transcription, reducing the number of devices the physician has to carry and reducing turn-around time.

      In addition, ULTIA provides a range of offsite functionality that can be used at hospitals and other remote locations. Using the wireless LAN connection, up to ten days of hospital rounds and patient data can be downloaded to the handheld device. This information is then accessible to the provider when he or she is working at another location. The provider can enter new data and capture patient charges, all of which are then uploaded to The Medical Manager or Intergy system when the provider returns to the office. Using ULTIA Online, providers can access remotely, using a secure Internet connection, the clinical, administrative and financial data on the Intergy or The Medical Manager system in their office. See “— ULTIA Online” below.

      ULTIA Online. ULTIA Online allows physicians whose offices use the Intergy or The Medical Manager practice management system to remotely access, via an encrypted Internet connection through our Medscape portal, information contained in their office’s practice management system, including daily schedules, patient records and clinical items that need their attention. This enables physicians to view, in a secure manner, information residing on their office-based computer system from any personal or handheld computer with a connection to the Internet. The physician can use this connection to send and receive secure e-mail messages, to write and send electronic prescriptions, or to create laboratory orders and view test results. ULTIA Online also provides access to Medscape health content and related services. See “— WebMD Health — Medscape from WebMD” beginning on page 7.

      Remote Monitoring System. Our Remote Monitoring System, or RMS, allows for a pro-active approach to system support and maintenance. Real-time connections allow us to monitor installations of our Intergy and ULTIA systems for problems that need immediate attention or for potential problems that are likely to need attention in the near future or that are adversely affecting system performance. RMS checks for particular conditions on a fixed schedule. For example, when a server has reached a defined percentage of capacity, an alert is forwarded to us to analyze the situation. This type of monitoring allows the system to be supported regardless of whether our customers become aware of problems or report them. In addition, if a required technical component has failed, we will be alerted to take action without the time it takes for a customer to call our help desk and have a support representative analyze and address the issue. For example, RMS alerts us if a prescription sits in the prescription queue for longer than a specified amount of time, thus notifying us of a potential system or connection issue. The issue can then be immediately addressed, even if it has not yet come to the attention of, or been reported by, our customer.

      InfoPOINT and InfoCENTRAL. InfoPOINT, our advanced decision support and reporting application, is designed to provide timely access to practice data for informed managerial decision-making and to automate the process of generating reports using data from The Medical Manager and Intergy systems. The InfoPOINT system has user-friendly screens that simplify the process of creating a report and can produce both the predefined standard reports built into the system as well as ad hoc reports defined by the user. InfoPOINT also provides access to tools to analyze that data and to export it to other applications. InfoCENTRAL is a flexible data warehouse solution, designed to support ambulatory healthcare organizations such as group practices, managed care organizations and physician services organizations. InfoCENTRAL consolidates financial, administrative, clinical and other data and manages the interface to the practice management system.

Sales and Marketing

      We market and distribute our WebMD Medical Manager systems and related services nationally through a direct sales organization, who are also supported by field technicians and training and support personnel.

      We also distribute our systems through independent dealers and resellers. In the past few years, we have acquired a significant number of our independent dealers and resellers and we may continue to make these acquisitions in the future. We believe that the acquisition of independent dealers and resellers enables us to establish direct relationships with end users of our software products, thereby enhancing our ability to sell additional products and services to these end users.

Competition for Our Healthcare Information Services and Technology Solutions

      The markets for healthcare information services and technology solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors and support providers, including physician practice management system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers;

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally;

•	consortiums of health insurance companies and of pharmacy benefit management companies that have announced that they are developing electronic transaction services for use by their members and other potential customers;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	general purpose consumer online services and portals and other high-traffic Web sites that provide access to healthcare-related content and services;

•	public sector and non-profit Web sites that provide healthcare information and online tools without advertising or commercial sponsorships; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

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

POREX

Overview

      Our plastic technologies segment is known as Porex. We acquired Porex in our merger with Medical Manager in September 2000 and our Board of Directors approved a plan to dispose of Porex. As a result,

Porex was classified in our financial statements as an asset held for sale and a discontinued operation. While we have received various proposals to acquire Porex, we believe that the offers did not reflect an appropriate value for Porex; accordingly, during February 2003, we decided to terminate our formal efforts to divest Porex. As a result, we have reclassified Porex as a continuing operation within the accompanying consolidated financial statements and footnotes from September 2000 for all periods presented.

      Porex was originally founded in 1961 in Fairburn, Georgia. Initially manufacturing porous plastic “nibs” for writing instruments, the business expanded its production capabilities through internal development efforts and acquisitions. Through Porex, we develop, manufacture and distribute proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of its finished products as well as manufacturers that include our components in their products, which we refer to as original equipment manufacturers or OEMs. Over 70% of Porex’s sales are to customers in healthcare and related markets.

      Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 65 countries. In 2002, Porex derived approximately 68% of its revenues from the United States, approximately 20% from Europe, approximately 10% from Asia and approximately 2% from Canada and Latin America.

      Porex expects to continue its efforts to develop new porous and solid plastic products and technologies. Porex also intends to try to develop new porous structures using other materials such as fiber and membranes, which are preferred in certain applications over Porex’s porous plastic materials. In addition, Porex may acquire businesses with products and technologies that complement its current product offerings or that would assist Porex in its efforts to enter additional markets.

Porous Plastic Products

      Porous Plastics. Porous plastics are permeable plastic structures having omni-directional (porous in all directions) inter-connecting pores to permit the flow of fluids and gases. These pores, depending upon the number and size, control the flow of liquids and gases. We manufacture porous plastics with pore sizes between approximately 1 and 500 micrometers. One micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye. Our ability to control pore size provides the opportunity to serve numerous applications, including:

•	Filtering. In filtration applications, the pore structure acts as both a surface filter and a depth filter. The structure acts as a surface filter by trapping particles larger than its average pore size and as a depth filter by trapping much smaller particles deep in its complex channels. Unlike the direct passages in woven synthetic materials and metal screens, the pores in porous plastics join to form many tortuous paths. Examples of these applications include: filters for drinking water purification, air filters, fuel filters for power tools and appliances and other liquid filters for clarification of drugs, blood separation and chemicals.

•	Venting. In venting applications, the pore structure allows gases to easily escape while retaining fluids. Examples of these applications include: vents for medical devices, printers and automotive batteries; and caps and closures.

•	Wicking. When used as a wicking device, the pore structure creates capillary channels for liquid transfer allowing fluid to flow, or wick, from a reservoir. Examples of these applications include: nibs or tips for writing instruments, such as highlighters and coloring markers; fluid delivery components for printers and copiers; fragrance wicks; and absorbent media for diagnostic testing.

•	Diffusing. When used in diffusion applications, porous plastic components emit a multitude of small, evenly distributed bubbles. Examples of these applications include air diffusers for fermentation, metal finishing and plating.

•	Muffling. In muffling applications, exhaust air is channeled through a tortuous path, causing significant sound reduction by breaking up and diffusing the sound waves. Examples of these applications include industrial mufflers for pneumatic equipment.

      We produce porous plastic components and products in our own manufacturing facilities, which are equipped to manufacture products for our customers in custom-molded shapes, sheets, tubes or rods, depending on customer needs. Porex believes that there are significant opportunities for new applications of existing porous plastic technologies. During the past several years, porous plastic components have been successfully introduced in applications such as antimicrobial filters, self-sealing filters, consumer fragrance wicks and industrial wastewater remediation components.

      Other Porous Media. We believe that, in some applications, fiber and other porous membranes are preferred over our standard porous plastic materials. We use fiber technology for applications requiring high flow rates. Based on the same principles used in making our standard porous plastic products, fibers are thermally bonded into a matrix. This fiber material is well-suited for use in filtration and wicking applications, including our products for the consumer fragrance market. We also use sub-micron porous polytetrafluoroethylene, or PTFE, membranes to serve product markets where porous plastics do not have the physical properties to meet application demands. PTFE material is commonly known as Teflon®.

      Markets for Our Porous Plastic Products. Our porous plastic products are used in healthcare, consumer and industrial applications, including the following:

•	Healthcare Products. We manufacture a variety of porous plastic components for the healthcare industry that are incorporated into the products of other manufacturers. These components are used to vent or diffuse gases or fluids and are used as membrane supports, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices.

We also use proprietary porous plastic technology to produce Medpor® implants for use in aesthetic and reconstructive surgery of the head and face. These permanent implants, which are composed of biocompatible porous high-density plastics, allow for rapid growth of the patient’s tissue and capillary blood vessels. Since the initial product introduction in 1985, we have continued to introduce new products to meet the market’s needs for a variety of shapes, sizes and uses of porous plastic implants.

•	Consumer Products. Our porous plastics are used in a variety of office and home products. These products include writing instrument tips, or “nibs,” which we supply to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Our porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. We also produce a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. We manufactures a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components.

Other Products and Services

      Laboratory Products. We design, manufacture and distribute injection molded plastic products used in laboratory applications, such as liquid handling, sample collection, preparation and storage. We distribute these products through a network of approximately 250 global, national and regional laboratory distributors and directly to research and clinical laboratories. We market these products under our own brands, including Quality Scientific Plastics, or QSP, and Online Products for Science, or OPS, as well as under numerous private label arrangements and generic packaging. These products include:

•	Pipette Tips. A pipette is a device for transferring precise amounts of liquid. We offer more than 70 specific designs of pipette tips, covering a volume range of 0.1 to 10,000 microns, available with or without aerosol barrier filters. We produce pipette tips for use with both automated and manual instrumentation.

•	Tubes and Closures. We offer a variety of specialty test tubes, closures for test tubes and tube racks intended for storage of samples. The products are molded with uniform size, shape and wall thickness to provide precise fit with automated equipment and secure closures.

      Medical Devices and Components. We design, engineer, manufacture and market injection molded plastic medical components and finished medical devices. These components and devices are primarily incorporated into or used with the products of other manufacturers. These products include:

•	caps and connectors used with the tubing for intravenous delivery of fluids,

•	manifolds with access ports for the intravenous administration of fluids during surgical procedures, and

•	needleless access connector ports for the administration of IV fluids, which eliminate the need for special adapters or sharp needles for fluid delivery.

      Operating Room Products. We also produce two product lines for the operating room supplies market: surgical markers and surgical drainage systems.

      Services. Using the expertise we have developed for our own operations, we provide clean room injection molding services, assembly services and engineering services to third party medical device manufacturers on a contract basis. In addition, we design and fabricate plastic injection molds for third parties.

Competition

      Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence.

      The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. The MEDPOR® Biomaterial products compete for surgical use against autogenous and allograph materials and alloplastic biomaterials.

      The market for Porex’s injection molded solid plastic components and products, is highly competitive and highly fragmented. For example, Porex’s pipette tips compete with similar products manufactured by domestic and foreign manufacturers. Porex’s injection molding and mold making services compete with services offered by numerous foreign and domestic companies. Porex has been experiencing increasing competitive pressures with respect to the products and services referred to in this paragraph.

      Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

      Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products and services they provide or may provide in the future.

Raw Materials

      The principal raw materials used by Porex include a variety of plastic resins that are generally available from a number of suppliers. The raw materials for these plastic resins are petroleum based and may be subject to significant and rapid price increases based on factors affecting the pricing of petroleum products in general, which could have a material adverse effect on the margins of some of our plastic products.

      Some of Porex’s products also require high-grade plastic resins with specific properties as raw materials. While Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade plastic resins that meet its requirements, it relies on a limited number of sources for some of these plastic resins. If Porex experiences a reduction or interruption in supply from these sources, it may not be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates, which could have a material adverse effect on its business and financial results.

Marketing

      Sales and marketing of our porous plastic products are conducted by a sales and marketing team of professionals with in-depth knowledge of plastic technologies. Marketing activities include advertising in various trade publications and directories and participating at tradeshows. Sales to OEM customers in the United States of our porous plastic products are made directly by our sales and marketing team. Internationally, these products are sold by our sales and marketing team and through independent distributors and agents.

      We sell our MEDPOR Biomaterial products directly to medical centers, trauma centers, hospitals and private practice surgeons using independent and direct sales representatives. Internationally, these products are sold in over 40 countries through local stock distributors. We provide training, materials and other support to the sales representatives and distributors. Market awareness is primarily achieved through exhibitions in conjunction with medical specialty meetings, presentations by surgeons at medical meetings, journal publication of clinical papers, a group sponsored “visiting speaker” program and direct mail programs. Journal advertising is placed on a selected basis and we maintain an active database of contacts for targeted direct mail programs.

      Sales and marketing of our injection molded plastic laboratory products are conducted by a team of professionals with extensive market experience. Marketing activities include providing training, technical support and field support to the salespersons of our distributors and working with our distributors to develop marketing and promotional programs. In addition, members of our sales force travel with our major distributors’ sales people, making joint sales calls to end user laboratories. Marketing activities for our injection molded medical devices and medical device components include product specific advertising, trade exhibits and direct marketing, as well as working with independent distributors.

EMPLOYEES

      As of December 31, 2002, we had approximately 5,450 employees, of which approximately 170 work in our corporate headquarters or related functions, approximately 1,720 are WebMD Envoy employees, approximately 360 are WebMD Health employees, approximately 2,260 are WebMD Medical Manager employees and approximately 940 are Porex employees.

DEVELOPMENT AND ENGINEERING

      We have developed internally and acquired through acquisitions healthcare information services and technology solutions products and services. Our development and engineering expense totaled $43.8 million in 2002, $43.8 million in 2001 and $60.0 million in 2000.

      The markets for some of our products and services are characterized by rapid change and technological advances. Our future success will depend, in part, upon our ability to enhance our existing products and services, to respond effectively to technological changes, and to introduce new and newly integrated applications and technologies that address the changing needs of our customers. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced development personnel. However, we cannot provide assurance that we will be able to successfully complete the development of new products or services, enhancements to existing products or services. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products, services or technologies noncompetitive or obsolete.

INTELLECTUAL PROPERTY

      We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our healthcare information services and technology solutions.

      We use numerous trademarks, tradenames and service marks for our healthcare information services and technology solutions in the United States and, in some cases, internationally, including WebMD®, Web-MD®, WebMD Health®, The Medical Manager®, ULTIATM, IntergyTM, Envoy®, ExpressBill®, Medscape®, Publishers’ Circle®, WellMed®, Personal Health ManagerTM, Personal Health InsightTM, MedPulse®, Kinetra®, OmniChart®, Digital Office Manager®, MMClient®, MMWin®, and DIMDXTM. Porex uses trademarks and trade names in the United States and internationally, including POREX®, CVATM, DECapTM, KippMed®, Lateral-FloTM, MEDPOR®, Needleless Access ConnectorTM, NACTM, Quality Scientific Products®, QSP®, SQUEEZE-MARK®, TLS®, Q-SlideTM, Online Products for Science® and OPS®. In addition to our trademark registrations and applications, we have registered the domain names “webmd.com,” “my.webmd.com” and “medscape.com” and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks and domain names adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.

      We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software and healthcare content used on our Web sites, as well as various products incorporated into our physician practice management systems. These third party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license a majority of our content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of licensed content.

      The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unavailable or limited in many foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that competitors or others will adopt product or service names similar to our names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Moreover, because domain names derive value from the individual’s ability to remember such names, our domain name will lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. In the future, litigation may be necessary to enforce and protect our trademarks, trade names, service marks, trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

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

      We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there have been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any patent the loss of which would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

      Porex relies upon a combination of patent and trade secret laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures in its efforts to protect its intellectual property and proprietary rights. For example, Porex seeks to protect its proprietary manufacturing technology by designing and fabricating its own manufacturing equipment and molds. In addition, in some cases, Porex has patented specific products and processes and intends to do so in some instances in the future. The majority of Porex’s patents relate to porous plastics and medical devices and medical device components. Porex seeks to take appropriate steps to protect its intellectual property and proprietary rights and intends to defend those rights as may be necessary. However, we cannot provide assurance that the steps it has taken to protect these rights are adequate. In the future, litigation may be necessary to enforce and protect those rights, which would divert management resources, may be expensive and may not effectively protect those rights.

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

Health Insurance Portability and Accountability Act of 1996

      General. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with two of the five subsequently published in final form. The two rules published in final form are Standards for Electronic Transactions, published August 17, 2000, and Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. These rules took effect on October 16, 2000 and April 14, 2001, respectively, with compliance by healthcare providers, healthcare clearinghouses and large health plans originally required two years following the respective effective dates. Small health plans are given an additional year to comply. On December 27, 2001, President Bush signed into law H.R. 3323, the Administrative Simplification Compliance Act (now known as Public Law 107-105). This law provides for a one-year extension, to October 16, 2003, of the date for complying with the HIPAA standard transactions and code set requirements for any covered entity that submitted to the Secretary of the United States Department of Health and Human Services, or HHS, a plan of how the entity would come into compliance with the requirements by the new deadline.

      HIPAA Transaction Standards. The HIPAA Standards for Electronic Transactions rule is commonly referred to as the transaction standards rule. The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants. The transaction standards rule establishes format and data content standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. We are committed to facilitating our customers’ compliance with the HIPAA transaction standards and have built the necessary infrastructure to accommodate HIPAA-standard transactions.

      The intent of the transaction standards rule was to promulgate new standards, under which any party transmitting or receiving any of these eight healthcare transactions electronically would send and receive data in a single format, rather than the large number of different data formats currently used. The standardization of formats and data standards required by HIPAA may facilitate use of direct EDI links, allowing transmission of transactions between some healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results. However, the transaction standards rule also provides business opportunities for healthcare EDI clearinghouses such as WebMD Envoy. See “— WebMD Envoy — HIPAA” and “— WebMD Medical Manager — Medical Manager Network Services” for additional information regarding the risks and opportunities resulting from the HIPAA transaction standards rule. The effect of the HIPAA transaction standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the rule and its implementation or that we will be able to take advantage of any resulting business opportunities. Our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

      We may incur significant expenses relating to compliance with the transaction standards rule. The cost to us of performing our transaction services in compliance with HIPAA will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants comply with HIPAA’s transaction standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. In addition, some of our customers may delay implementation of HIPAA-ready solutions until near the applicable deadline, which may result in technical difficulties and customer relations problems if there is insufficient time for us to implement our solutions for all who are then seeking them.

      We are unable to predict what changes to the transaction standards rule might be made in the future or how those changes could affect our business. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions.

      HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule is commonly referred to as the privacy standards rule. This rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities is April 14, 2003. On August 14, 2002, HHS finalized critical changes to the privacy standards rule. The rule, including these changes, must be implemented by April 14, 2003. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our products and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the HIPAA privacy standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the privacy standards rule and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the privacy standards rule might be made in the future or how those changes could affect our business.

      HIPAA Security Standards. On February 20, 2003, the United States Department of Health and Human Services published the final HIPAA security standards regulations, commonly referred to as the security rule. The security rule establishes detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The security standards rule applies to all portions of our business that process healthcare transactions, that provide technical services to other participants in the healthcare industry, and to portions of our business that enable electronic communications of patient information among healthcare industry participants. Most participants in the healthcare industry must be in compliance with the security rule by April 21, 2005. Some of the security standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The security rule may require us to incur significant costs in evaluating our products and in establishing that our systems meet the 42 specifications. We are unable to predict what changes might be made to the security standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the security standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the security standards rule and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

International Data Regulation

      Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for us, impose additional operational requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

Consumer Protection Regulation

      The Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

      In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extra-territorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability for us, result in adverse publicity and negatively affect our businesses.

Regulation of Healthcare Relationships

      Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In 2002, the Office of the Inspector General, or OIG, of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services, such as us, implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/ sponsorship arrangements, and the advertising/ sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      Anti-Fraud Laws. We currently provide transaction services to healthcare providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of products or services, or result in delays or cancellations of orders or in the revocation of endorsement of our products and services by healthcare participants.

Regulation of Medical Devices

      Overview. We manufacture and market medical devices subject to extensive regulation by the Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, pre-market clearance, pre-market approval (referred to as PMA approval), advertising and promotion, and sales and distribution. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions, and civil penalties; recall or seizure of our products; issuance of public notices or warnings; operating restrictions, partial suspension or total shutdown of production; refusal of our requests for 510(k) clearance or PMA approval of new products, withdrawal of 510(k) clearance or PMA approvals already granted, and criminal prosecution.

      Access to U.S. Market. Each medical device that we wish to commercially distribute in the U.S. will likely require either 510(k) clearance or PMA approval from the FDA prior to commercial distribution, unless exempt. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a pre-market notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or to a “preamendment” class III device (in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in Class III requiring PMA approval.

•	510(k) Clearance Process. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared device or a preamendment device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with it, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	PMA Approval Process. If the FDA denies 510(k) clearance for a product, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA, a new PMA or PMA supplement may be required in the event of a modification to the device, its labeling or its manufacturing process.

•	Clinical Studies. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE to the FDA for advance approval is not required. Both types of studies are subject to record keeping, reporting and other IDE regulation requirements.

      Post-market Regulation. After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

      Products. Certain of Porex’s products are FDA-regulated medical devices, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. In addition, the FDA regulates WebMD Medical Manager’s DIMDX System as a medical image management device. It received 510(k) clearance on August 25, 2000. Subsequently, we have made modifications to certain of Porex’s products and to the DIMDX System that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require us to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Because Porex’s medical devices and the DIMDX System are in commercial distribution, we are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Our failure to comply could subject us to FDA enforcement action and sanctions.

      The FDA has a long-standing draft software policy exempting computer software products from active regulation as medical devices if they are decision support systems intended to involve competent human intervention before any impact on human health occurs (in other words, where clinical judgment and experience can be used to check, interpret and potentially challenge a system’s output). Except for the cleared DIMDX System, we believe that, under the draft software policy, the Intergy and The Medical Manager practice management systems are subject to limited FDA regulation and do not require 510(k) clearance or PMA approval. Medical Manager Health Systems has created an interface between the Intergy and The Medical Manager practice management systems and the image device. We are marketing the interface and the image device as the DIMDX System. We believe that the sale of our practice management systems with the DIMDX System does not require a new 510(k) clearance or PMA approval. ULTIA permits access to the Intergy and The Medical Manager practice management systems and makes it available in a wireless handheld format, including allowing access to the medical images stored in the DIMDX System. Because any displayed medical images are not intended for diagnostic use, we believe that ULTIA’s ability to access such medical images does not subject it to a 510(k) clearance or PMA approval requirement. We cannot assure you, however, that the FDA would agree with any of these conclusions. If the FDA does not agree, we may be required to obtain 510(k) clearance or PMA approval for these products and may be required to cease marketing and/or recall such products until 510(k) clearance or PMA approval is obtained.

      The FDA’s draft software policy has been under review for several years. A risk exists that the Intergy or The Medical Manager practice management system or other of our software or hardware components could in the future become subject to some or all of the medical device regulation requirements. In addition, the FDA may take the position that other products and services we offer, such as ULTIA, are subject to FDA regulation. We also may expand our services in the future to areas that subject us to FDA regulation. Except with respect to Medical Manager Health Systems and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations is time consuming, burdensome and expensive and could delay our introduction of new applications or services.

FDA and FTC Regulation of Advertising

      The FDC Act requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to their marketing in interstate commerce. It is a violation of the Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for their approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

      Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as nonpromotional and fall outside the FDA’s jurisdiction. The FDA does however evaluate such CME activities to determine whether they are independent of the drug product’s sponsor. In order to determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent from a manufacturer, such content must fully comply with the FDA’s requirements.

      There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug product. More serious civil sanctions include seizures, as well as injunctions and their resulting consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines.

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

Item 2.     Properties

      We believe that the offices and other facilities described are, in general, in good operating condition and adequate for our current operations.

Headquarters

      We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 40,000 square feet of space, under leases that expire in March 2006.

WebMD Envoy, WebMD Health and WebMD Medical Manager

      We lease important facilities in:

•	Nashville, Tennessee for WebMD Envoy’s headquarters and primary data and call centers;

•	Alachua, Florida for WebMD Medical Manager’s development and engineering operations; and

•	New York, New York for WebMD Health’s headquarters and its editorial and marketing operations.

      We also use facilities in approximately 110 additional locations throughout the United States, 10 of which are owned and the rest of which are leased. These locations include sales and other offices, production centers, data centers and call centers.

Porex

      We use approximately 400,000 square feet for Porex’s headquarters and for office and manufacturing operations related to its porous plastics and other porous media product lines, including: the Porex headquarters and largest plant, which are located on property that we own in Fairburn, Georgia, a suburb of Atlanta; facilities that we own in Newnan, Georgia and Bautzen, Germany; and space that we lease in Kuala Lampur, Malaysia and Alness, Scotland. In addition, Porex uses approximately 330,000 square feet of office and manufacturing space for its injection molded plastic product lines, including 160,000 square feet of space in ten buildings in a business park located in Petaluma, California (seven of which are owned and three of which are leased); and 170,000 square feet of space in Ontario, California.

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

      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 10, 2003, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of March 10, 2003, no implant-related claims were pending against Porex. During calendar year 2002, there were two implant-related claims made against Porex by individuals, as compared with two claims during 2001, two claims made during 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

      Porex believes that its present coverage, together with its insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex’s distribution of silicone mammary implants. However, Porex cannot be certain that particular cases and claims will not result in liability that is greater than expected based on Porex’s prior experience. If so, Porex’s liability could exceed the amount of its insurance coverage. Furthermore, certain actions and claims seek punitive and compensatory damages arising out of alleged intentional torts. If these claims are successful, such damages may or may not be covered, in whole or in part, by Porex’s insurance policies.

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

      On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs’ claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the court dismissed the consolidated complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. In May 2000, defendants filed a motion to dismiss the amended consolidated complaint. In February 2001, the court entered an order denying in part and granting in part defendants’ motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants. In April 2002, the court certified a class of plaintiffs consisting of all persons, other than defendants, who purchased shares of Envoy common stock between February 27, 1997 and August 18, 1998.

      Discovery in the case has been completed and a trial date has been set for September 9, 2003. On March 3, 2003, defendants filed a motion for summary judgment. Plaintiffs are required to respond to the motion by May 5, 2003 and, following that, defendants will have until May 26, 2003 to file a reply brief. Defendants have requested oral argument on the summary judgment motion and expect that the court will hear oral argument sometime after briefing is completed. The parties have engaged in preliminary settlement discussions which have not resulted, thus far, in agreement on terms for a settlement.

      The Agreement and Plan of Merger among Healtheon/ WebMD, Pine Merger Corp., Envoy, Quintiles Transnational Corp., and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify us with respect to this litigation.

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      Since July 2001, seven purported class action lawsuits have been filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of our initial public offering, in the United States District Court for the Southern District of New York. Three of these suits also named WebMD and certain former officers and directors of WebMD as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits have been filed in connection with approximately 300 other initial public offerings that occurred in 1999, 2000 and 2001.

      The complaints against WebMD and its former officers and directors allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in our initial public offering. Claims under Section 12(a)(2) of the Securities Act of 1933 have also been brought against the underwriters. These claims have been consolidated, along with claims relating to approximately 300 other initial public offerings, in the Southern District of New York.

      We believe that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to us, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in our initial public offering, we believe that we will have a claim for indemnification from the underwriters. The plaintiffs have dismissed the claims against the four former officers and directors of WebMD without prejudice, pursuant to Reservation of Rights and Tolling Agreements with those individuals.

      On July 15, 2002, the approximately 300 issuer defendants in the consolidated action, including WebMD, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District

Court denied, with certain exceptions not relevant to WebMD, the issuer defendants’ motion to dismiss. This ruling permits the claims against WebMD and most other issuers to proceed to discovery. Issuers’ counsel have engaged in discussions with plaintiffs about the scope of discovery, and the plaintiffs have not issued any formal discovery requests to WebMD at this time. In addition, the issuer defendants in the consolidated action (including WebMD), along with the affected insurance companies and the plaintiffs, have engaged in mediation under the auspices of former United States District Court Judge Politan in an effort to settle the case among those parties. We are unable to predict whether the efforts at mediation will be successful.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of stockholders held on October 24, 2002, our stockholders voted to elect Joseph E. Smith as a Class I director for a term ending in 2005, as follows:

266,239,141	—	votes for
3,610,607	—	votes withheld

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

      The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2001
First quarter	$10.63	$4.56
Second quarter	9.44	4.50
Third quarter	7.10	3.22
Fourth quarter	7.15	3.29
2002
First quarter	$8.86	$6.25
Second quarter	7.78	5.05
Third quarter	6.23	4.25
Fourth quarter	9.30	4.54

      On March 7, 2003, there were approximately 4,650 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

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

Sales of Unregistered Securities During the Fourth Quarter of 2002

      On December 6, 2002, WebMD issued 1,048,783 shares of WebMD common stock to Cerner Investment Corp. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant. The aggregate exercise price received by WebMD was approximately $3.2 million.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. The following data reflects the reclassification of our Plastic Technologies business, Porex, as a continuing operation since the date of its acquisition on September 12, 2000. Previously, Porex had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as discontinued operations subsequent to September 12, 2001. During February 2003, we decided to terminate our formal divestiture efforts relating to Porex.

	Years Ended December 31,

	2002(b)	2001(b)	2000(b)	1999	1998

	(In thousands, except per share data)
Consolidated Statements of
Operations Data:
Revenue(a)	$925,877	$901,028	$591,602	$102,149	$48,838
Costs and expenses:
Cost of operations(a)	545,142	604,201	441,008	88,576	43,014
Development and engineering	43,849	43,839	59,957	29,669	19,002
Sales, marketing, general and administrative	291,710	457,540	538,497	82,315	25,605
Depreciation, amortization and other	130,074	2,400,804	2,190,273	193,067	16,055
Impairment of long-lived and other assets	609	3,826,893	—	—	—
Restructuring and integration (benefit) charge	(4,690)	266,755	452,919	—	—
(Gain) loss on investments	(6,547)	—	40,365	—	—
Interest income	19,662	30,544	51,533	4,013	1,262
Interest expense	8,940	1,101	910	527	472
Other income, net	3,844	—	—	—	—

Loss before income tax (benefit) provision	(59,704)	(6,669,561)	(3,080,794)	(287,992)	(54,048)
Income tax (benefit) provision	(10,002)	2,757	814	—	—

Net loss	$(49,702)	$(6,672,318)	$(3,081,608)	$(287,992)	$(54,048)

Basic and diluted net loss per common share	$(.16)	$(19.14)	$(12.59)	$(3.58)	$(1.54)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	304,168	348,570	244,688	80,367	34,987

	As of December 31,

	2002(b)	2001(b)	2000(b)	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$190,429	$386,522	$507,656	$291,286	$36,817
Long-term marketable securities	456,716	18,769	222,774	—	—
Working capital	119,484	290,868	445,809	216,304	27,934
Total assets	1,766,248	1,601,454	8,487,108	4,123,668	79,940
Convertible subordinated notes	300,000	—	—	—	—
Other long-term liabilities	628	8,851	23,121	2,695	2,984
Convertible redeemable preferred stock	—	10,000	10,000	—	—
Convertible preferred stock	—	—	710,746	—	—
Stockholders’ equity	1,153,801	1,255,512	8,097,435	3,973,672	59,413

(a)	Effective January 1, 2002, we adopted EITF 01-14 and, as a result, have reclassified the reimbursement of out-of-pocket expenses as a component of both revenues and cost of operations. This reclassification resulted in an increase in previously reported revenue and cost of operations of $73,408 and $39,357 for 2001 and 2000, respectively. There was no change to previously reported amounts for 1999 or 1998.

(b)	We terminated our formal divestiture efforts related to Porex, our Plastic Technologies segment, in February 2003. Consequently, the related assets, liabilities and results of operations have been reclassified to reflect Porex as a continuing operation since the date of its acquisition on September 12, 2000. The following table presents summary financial information related to Porex, which is now included in our consolidated results, as of and for the periods ended December 31, 2002, 2001 and 2000, respectively:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$119,992	$121,025	$35,092
Costs and expenses:
Cost of operations	61,807	62,105	18,086
Development and engineering	4,506	4,224	1,169
Sales, marketing, general and administrative	23,673	23,887	7,570
Depreciation and amortization	8,638	11,038	3,287
Impairment of long-lived and other assets	609	—	—
Restructuring and integration charge	1,160	—	—
Loss on investments	—	—	763
Interest income, net	115	337	597
Income tax provision	2,885	2,757	814

Net income	$16,829	$17,351	$4,000

	As of December 31,

	2002	2001	2000

	(In thousands)
Cash, cash equivalents and short-term investments	$15,786	$34,317	$16,859
Long-term marketable securities	—	3,062	3,088
Working capital	21,876	46,883	31,053
Total assets	228,098	249,529	235,833
Other long-term liabilities	129	7,643	7,861

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

      The following discussion reflects our Plastic Technologies business, Porex, as a continuing operation since the date of its acquisition on September 12, 2000. Previously, Porex had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as discontinued operations subsequent to September 12, 2001. During February 2003, we terminated our formal divestiture efforts relating to Porex.

Critical Accounting Policies and Estimates

      Our discussion and analysis of WebMD’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, certain accrued expenses, accruals related to our restructuring program, contingencies and litigation.

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

Physician Services or WebMD Medical Manager. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally paid on a monthly or per transaction basis, as we provide the service.

Portal Services or WebMD Health. Customers pay us for advertising, sponsorship, healthcare management tools, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. In 2000, we also were paid subscription fees for our physician portal. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or co-branded Web site with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

Plastic Technologies or Porex. We develop, manufacture and distribute porous and solid plastic products and components. For standard products, we recognize revenue upon shipment of product, net of sales returns and allowances. Reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, we recognize revenue upon completion and customer acceptance. Amounts received in advance of meeting these criteria are deferred until we meet these criteria.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2002. During 2001, we identified certain indicators of possible impairment of our long-lived assets, primarily goodwill and other intangible assets. We evaluated our long-lived assets for impairment by determining identifiable cash flows to related asset groupings, and compared the projected undiscounted cash flows for each asset grouping to its carrying value. Once we determined there was an impairment, we quantified the impairment based on projected discounted cash flows. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or reporting units or general economic conditions, could result in an additional assessment of our long-lived assets for impairment and could result in an additional impairment charge in the future.

•	Investments — Our investments at December 31, 2002, consist principally of certificates of deposit, municipal bonds, asset backed securities, Federal Agency Notes, U.S. Treasury Notes and an equity investment in a publicly traded company. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2002, we had net operating loss carryforwards of approximately $1.8 billion. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration — In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of advertising services we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration efforts, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions, could have an impact on these estimates.

Acquisition History

      We rapidly and significantly expanded our operations through acquisitions. We completed the following significant acquisitions during 1999 and 2000:

		Shares of Our	Shares of Our	Options and	Purchase
		Preferred Stock	Common	Warrants	Price
Company Acquired	Date Acquired	Issued	Stock Issued	Assumed	(in millions)

WebMD, Inc.	November 1999	—	63,932,659	49,012,168	$3,659.9
MedE America	November 1999	—	10,404,454	468,584	417.3
Medcast	November 1999	—	2,528,465	164,036	113.0
Kinetra	January 2000	—	7,437,248	—	291.5
Envoy	May 2000	—	35,000,000	—	2,440.2
OnHealth	September 2000	—	4,678,609	1,384,113	363.0
Medical Manager/ CareInsite	September 2000	100	134,370,010	81,084,865	2,906.6

      All of these acquisitions were accounted for using the purchase method. Our financial information presented reflects the results of operations for WebMD, Inc., MedE America and Medcast from the closing date of November 12, 1999, Kinetra from the closing date of January 31, 2000, Envoy from the closing date of May 26, 2000, and Medical Manager, CareInsite and OnHealth from the closing date of September 12, 2000.

      In 2001, we also completed 11 additional acquisitions. In December 2001, we acquired the portal assets of MedicaLogic/Medscape, Inc. (“Medscape”) for $9.2 million in cash plus $0.6 million of expenses. In connection with this acquisition, we recorded goodwill of $5.7 million and intangible assets of $2.4 million. The intangible assets are being amortized over their estimated useful lives of three to five years. Also, throughout 2001, we acquired ten physician services companies for the total cost of $8.2 million which was paid primarily in cash. We recorded goodwill of $9.9 million and other intangible assets of $3.4 million associated with these acquisitions. The intangible assets have estimated useful lives of one to nine years.

      In 2002, we completed 22 additional acquisitions. On October 31, 2002, we acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19.0 million comprised of $18.8 million in cash and estimated acquisition costs of $.3 million. In connection with the preliminary allocation of the purchase price, we recorded goodwill of $18.0 million and an intangible asset of $2.7 million with an estimated useful life of three years. Also, throughout 2002, we acquired 21 physician services companies for a total cost of $14.4 million which was paid in cash. In connection with the preliminary allocation of the purchase price, goodwill of $11.8 million and intangible assets subject to amortization of $4.0 million were recorded. The intangible assets have estimated useful lives of one to nine years.

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

      Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. These discussions have resulted in significant revisions to some of our strategic relationships. Our restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from our acquisition of Medscape in December 2001 was initiated. Additionally, our Plastic Technologies segment consolidated a manufacturing facility in 2002 as part of a separate restructuring plan.

      In connection with our restructuring and integration efforts, we recorded restructuring and integration charges of $266.8 million in 2001, of which $185.5 million was non-cash, and charges of $452.9 million in 2000, of which $380.0 million was non-cash. We have substantially completed our restructuring and integration efforts, with the primary exception being remaining lease payments of previously vacated facilities. Restructuring activity in 2002 was limited to a net benefit of $4.7 million, which includes the Plastic Technologies restructuring charge of $1.2 million. For additional information regarding our restructuring and integration efforts, see Note 5 to the consolidated financial statements in this Annual Report.

Operating Segments

      We have aligned our business into four operating segments as follows:

•	Transaction Services or WebMD Envoy. We transmit transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon and the ActaMed, MedE America, WebMD, Inc., Kinetra, Envoy and CareInsite acquisitions.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes operations of Medical Manager and subsequent Physician Services acquisitions.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth, Medscape and WellMed acquisitions.

•	Plastic Technologies or Porex. We develop, manufacture and distribute proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in medical device, research, clinical laboratory and surgical markets. This segment includes the Porex operations of the Medical Manager acquisition.

      We evaluate the performance of our business segments based upon income or loss before restructuring, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, gain or loss on investments, other income, income tax (benefit) provision, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

Results of Operations

      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in millions):

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

Revenue	925.9	100.0	901.0	100.0	591.6	100.0
Costs and Expenses:
Cost of operations	545.2	58.8	604.2	67.0	441.0	74.6
Development and engineering	43.8	4.7	43.8	4.9	60.0	10.1
Sales, marketing, general and administrative	291.7	31.4	457.5	50.8	538.4	91.0
Depreciation, amortization and other	130.1	14.1	2,400.8	266.5	2,190.3	370.2
Impairment of long-lived and other assets	0.6	0.1	3,826.9	424.7	—	—
Restructuring and integration (benefit) charge	(4.7)	(0.5)	266.8	29.6	452.9	76.6
(Gain) loss on investments	(6.5)	(0.7)	—	—	40.4	6.8
Interest income	19.7	2.1	30.5	3.4	51.5	8.7
Interest expense	8.9	1.0	1.1	0.1	0.9	0.2
Other income, net	3.8	0.4	—	—	—	—

Loss before income tax (benefit) provision	(59.7)	(6.4)	(6,669.6)	(740.2)	(3,080.8)	(520.8)

Income tax (benefit) provision	(10.0)	(1.0)	2.7	0.3	0.8	0.1

Net loss	(49.7)	(5.4)	(6,672.3)	(740.5)	(3,081.6)	(520.9)

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. A significant portion of Transaction Services revenues is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. The majority of Portal Services revenues are derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases, disposable plastic components including pipette tips, test tubes and closure devices, injection-molded medical components and finished medical devices, and sterile surgical products. Revenues for 2001 and 2000 reflect the reclassification of reimbursements for certain out-of-pocket expenses as a result of our adoption of EITF 01-14 effective January 1, 2002. See “— Recent Accounting Pronouncements.”

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems by Physician Services, a portion of facilities expenses, leased personnel and facilities costs, and sales commissions paid to certain distributors of our Transaction Services products, and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits, indirect labor and product development related to our Plastic Technologies segment.

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

     2002 and 2001

      Revenue. Our total revenues increased to $925.9 million in 2002 from $901.0 million in 2001. Transaction Services, Physician Services and Portal Services accounted for $9.3 million, $15.1 million and $9.7 million, respectively, of the revenue increase. This revenue increase was partially offset by a revenue decrease in our Plastic Technologies segment of $1.0 million and an increase in inter-segment eliminations of $8.2 million.

     Costs and Expenses

      Cost of Operations. Cost of operations decreased to $545.2 million in 2002 from $604.2 million in 2001. Our cost of operations represented 58.8% of revenues in 2002, compared to 67.0% in 2001. This decrease was primarily due to the elimination of costs as a result of our restructuring and integration initiatives, primarily reduced personnel and facilities related costs from consolidating data center operations in our Transaction Services segment as well as in our Portal Services segment. Also contributing to the decrease were the elimination of direct costs associated with residual revenue from technology outsourcing and consulting relationships and other non-core products that were exited in 2001 and 2002. As we have substantially completed our restructuring and integration initiatives, continued decreases in cost of operations as a percentage of revenues, if any, are not expected to occur at the same rate as the decrease from 2001. Cost of operations for 2002 and 2001 includes approximately $4.8 million and $1.5 million, respectively, in non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense was $43.8 million for both 2002 and 2001. During 2002, we increased our investment in product offerings in both the Transaction Services and Physician Services segments, which was predominantly offset by the impact of cost reductions resulting from our restructuring and integration efforts.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $291.7 million in 2002 from $457.5 million in 2001, which represents a decrease of 36.2% or $165.8 million. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $20.9 million in 2002, compared to $43.9 million in 2001. This decrease was primarily due to the expiration of certain content and distribution alliance agreements. Non-cash stock compensation was $25.3 million in 2002, compared to $78.5 million in 2001. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, decreased to $245.5 million in 2002 from $335.1 million in 2001. This decrease is primarily due to the elimination of costs as a result of our restructuring and integration efforts. The reduction is primarily due to reduced advertising expenses related to the elimination of barter arrangements and distribution costs in our Portal Services segment, as well as lower personnel related costs and lower bad debt expense. As we have substantially completed our restructuring and integration initiatives, continued decreases in sales, marketing, general and administrative expense, if any, are not expected to occur at the same rate as the decreases from 2001.

      Depreciation, Amortization and Other. Depreciation and amortization expense decreased to $130.1 million in 2002 from $2.4 billion in 2001. The decrease was primarily attributable to the adoption of SFAS No. 142 on January 1, 2002, which eliminates amortization expenses related to goodwill and certain intangibles and requires these assets to be tested for impairment at least annually. We recorded goodwill and intangible amortization of $2.2 billion in 2001, related to goodwill and certain intangible assets that were not subject to amortization in 2002.

      Impairment of Long-Lived and Other Assets. During 2002, we performed both the transitional and annual impairment tests of goodwill, as required by SFAS No. 142. There was no impairment resulting from these tests. Additionally, our Plastic Technologies segment recorded an impairment charge of $0.6 million during 2002 related to equipment to be disposed of following the cessation of a product line. During 2001, we identified certain indicators of possible impairment of long-lived assets, primarily goodwill and other acquired intangible assets. These indicators included a further decline in the price of our common stock to its lowest price in the previous twelve months accompanied by a significant decline in the volatility of our stock price, a sustained decline in valuations in the e-health, technology and Internet sectors, and the impact of recent trends in general economic conditions. Based on these indicators, we reviewed substantially all of our long-lived assets for impairment. As a result of this review, we determined that our long-lived and other assets, primarily goodwill and other acquired intangibles, were impaired and recorded a write-down of $3.8 billion during 2001.

      Restructuring and Integration (Benefit) Charge. In connection with our restructuring and integration efforts, we recorded a net benefit of $4.7 million in 2002. This benefit related to $5.9 million in settlements of certain contractual obligations, which was partially offset by a restructuring charge of $1.2 million related to the consolidation of a manufacturing plant into other facilities within our Plastic Technologies segment.

      Gain on Investments. Gain on investments of $6.5 million represents a $5.9 million gain related to the sale of one of our investments in available-for-sale securities and a $0.6 million gain related to one of our investments in held-to-maturity securities that was called for early redemption.

      Interest Income. Interest income decreased to $19.7 million in 2002, from $30.5 million in 2001. This decrease is due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our stock, acquisitions during 2002 and 2001, and payments made under our restructuring and integration program combined with lower available rates of return, offset in part by interest income related to the $292 million of net proceeds received from our issuance of 3 1/4% Convertible Subordinated Notes on April 1, 2002.

      Interest Expense. Interest expense increased to $8.9 million in 2002 from $1.1 million in 2001, as a result of interest expense and amortization of debt issuance costs related to the 3 1/4% Convertible Subordinated Notes issued in April 2002.

      Other Income, Net. Other income of $3.8 million in 2002 includes $5.2 million for the settlement of various preacquisition issues related to certain of the companies acquired in 1998 through 2000. This income was partially offset by $1.4 million in expenses related to our disposition plan for our Plastic Technologies business.

      Income Tax (Benefit) Provision. Income tax (benefit) provision in 2002 includes a $12.9 million benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Workers Assistance Act of 2002” that was enacted on March 9, 2002. In addition, we have operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. Accordingly, we provided for $2.9 million and $2.7 million of state, local and foreign income taxes during 2002 and 2001, respectively.

     2001 and 2000

      Revenue. Our total revenue increased to $901.0 million in 2001 from $591.6 million in 2000. Transaction Services, Physician Services and Plastic Technologies revenues accounted for $147.7 million, $176.6 million, and $85.9 million, respectively, of the revenue increase. This increase was partially offset by a revenue decrease in our Portal Services segment of $65.4 million and a decrease in inter-segment eliminations and other of $35.4 million. The increase in Transaction Services revenue was primarily attributable to the full year impact of the acquisitions of Envoy in May 2000 and CareInsite in September 2000. The increases in Physician Services and Plastic Technologies revenues were attributable to the full year impact of the September 2000 acquisition of Medical Manager. The decrease in Portal Services revenue was primarily due to the elimination of revenue as a result of the termination of our strategic relationship with DuPont and the revisions to our strategic relationship with Microsoft. Revenues associated with these relationships were $48.5 million in 2000, primarily related to the sponsorship of subscriptions to the WebMD professional portal. There were no revenues from these strategic relationships in 2001. Also contributing to the decline in Portal Services revenue was the impact of the softness in the market for Internet advertising on us and certain of our carriage partners. The decrease in inter-segment eliminations and other reflects our decision during 2000 to exit our technology consulting and outsourcing relationships and other non-core products, and an increase in the elimination of inter-segment revenues included across the reportable segments to $14.1 million from $3.1 million.

      Revenue from related parties was $3.0 million in 2001 and $45.3 million in 2000. These revenues consist of services provided to Microsoft (who ceased being a related party in October 2001) and News Corporation (who ceased being a related party in February 2001).

     Costs and Expenses

      Cost of Operations. Cost of operations increased to $604.2 million in 2001 from $441.0 million in 2000. The increase is attributable to expenses related to the full year impact of the companies acquired during 2000, increased personnel and network operation costs and $1.5 million of non-cash distribution service expense, partially offset by the elimination of costs as a result of our restructuring and integration efforts. As a result of the revision or termination of our strategic relationships, primarily with Microsoft, News Corporation and DuPont, costs of $37.8 million included in cost of operations in 2000 were eliminated in 2001. Cost of operations as a percentage of revenue improved to 67.0% in 2001 from 74.6% in 2000. The improvement in cost of operations as a percentage of revenues is primarily due to changes in product mix as well as the elimination of costs as a result of our restructuring and integration efforts.

      Development and Engineering. Development and engineering expense decreased to $43.8 million in 2001 from $60.0 million in 2000. The decrease was the result of cost reductions related to our restructuring and integration efforts, partially offset by the full year impact for companies acquired during 2000.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $457.5 million in 2001 from $538.4 million in 2000. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $43.9 million and $87.5 million in 2001 and 2000, respectively, and non-cash stock compensation expenses were $78.5 million and $72.5 million in 2001 and 2000, respectively. The decrease in non-cash content and distribution services expense reflects the impact of our revised strategic relationships with News Corporation and Microsoft and the termination of the DuPont relationship. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above was $335.1 million in 2001 compared to $378.5 million in 2000. This decrease resulted from the elimination of costs as a result of our restructuring and integration efforts, offset partially by costs associated with the 2000 acquisitions and $3.0 million in severance cost associated with the departure of our former President. As a result of the revision or termination of our strategic relationships, primarily with Microsoft, News Corporation and DuPont, costs of $36.5 million included in selling, marketing, general and administrative expense in 2000 were eliminated in 2001.

      Depreciation, Amortization and Other. Depreciation, amortization and other increased to $2.4 billion in 2001 from $2.2 billion in 2000. The increase is due primarily to the full year impact of amortization of intangible assets associated with the companies acquired in 2000, offset by the reduced amortization as a result of the impairment charge of $3.8 billion related to the write-down of our long-lived assets during 2001 and the elimination of $108.2 million of dividends and accretion of discount related to the Series A convertible preferred stock in 2000.

      Impairment of Long-Lived and Other Assets. During 2001, we identified certain indicators of possible impairment of long-lived assets, primarily goodwill and other acquired intangible assets. These indicators included a further decline in the price of our common stock to its lowest price in the previous twelve months accompanied by a significant decline in the volatility of our stock price, a sustained decline in valuations in the e-health, technology and Internet sectors, and the impact of recent trends in general economic conditions. Based on these indicators, we reviewed substantially all of our long-lived assets for impairment. As a result of this review, we determined that our long-lived and other assets, primarily goodwill and other acquired intangibles, were impaired and recorded a write-down of $3.8 billion during 2001.

      Restructuring and Integration Charges. In connection with our restructuring and integration efforts, we recorded a total charge in 2001 of $266.8 million, which consists of:

•	$123.2 million relating to the restructuring of strategic relationships primarily associated with Microsoft, of which $133.5 million represented non-cash charges related to the write-off of intangible assets associated with our original Microsoft agreement recorded as part of our acquisition of WebMD, Inc. in 1999, offset by a $15.6 million cash benefit relating to the settlement of certain obligations from the original strategic relationship with Microsoft, as well as net cash payments of $5.3 million made to exit contractual obligations,

•	$52.0 million cash charge associated with the settlement of the original Quintiles agreements, of which $59.0 million was a cash charge recorded for the difference between the purchase price and fair value of the 35,000,000 shares of our common stock acquired in October 2001, offset by a $7.0 million cash benefit related to our release from certain obligations in relation to our acquisition of Envoy,

•	personnel-related restructuring costs of $67.6 million, of which $52.0 million primarily represented non-cash stock option compensation charges related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 615 employees that we identified and notified of termination during 2001. This includes personnel related restructuring costs of $2.8 million related to severance and outplacement services of 115 employees that we notified of termination in relation to our Medscape acquisition and restructuring,

•	facilities charges of $15.6 million, comprised of future lease obligations and lease cancellation penalties, and

•	$8.4 million of integration costs, consisting of employee retention arrangements related to exit activities.

      Interest Income, Net. Interest income, net decreased to $29.4 million in 2001 from $50.6 million in 2000. The decrease was due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our common stock, acquisitions during 2001 and 2000, and payments made under our restructuring and integration program.

Results of Operations by Operating Segment

      We evaluate the performance of our business segments based upon income or loss before restructuring, non-cash and other items. Non-cash and other items include depreciation, amortization, accretion of preferred stock, impairment charges, gain or loss on investments, other income, income tax benefit (provision) and non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Segment information related to income or loss before restructuring, non-cash and other items for 2000 has not been provided as our operations and internal reporting were not organized in a manner consistent with the current reportable segments and it is impracticable to create this information. For the year 2000, we managed our operations within two segments: Healthcare Information Services and Technology Solutions (“Healthcare Services”) and Plastic Technologies. In 2000, the Healthcare Services segment included the operations of what are now our Transaction Services, Physician Services and Portal Services segments and Corporate expenses. The organization of our Plastic Technologies segment is consistent with its previous structure. In 2000, income (loss) before restructuring, non-cash and other items was $(296.2) million and $8.3 million for the Healthcare Services and Plastic Technologies segments, respectively. Additionally, net interest income was $50.6 million in 2000.

      The following table presents the results of our operations for each of our reportable segments:

	Years Ended December 31,

	2002	2001	2000

	(in millions)
Revenues
Transaction services	$466.8	$457.5	$309.8
Physician services	275.3	260.2	83.6
Portal services	84.3	74.6	140.0
Plastic technologies	120.0	121.0	35.1
Eliminations and other, net(a)	(20.5)	(12.3)	23.1

	$925.9	$901.0	$591.6

Income (loss) before restructuring, non-cash and other items
Transaction services	$85.2	$42.0	$—
Physician services	26.7	20.8	—
Portal services	5.6	(79.4)	—
Plastic technologies	30.0	30.8	—
Corporate and other	(51.3)	(94.8)	—
Interest income	19.7	30.5	—
Interest expense	(8.9)	(1.1)	—

	$107.0	$(51.2)	$(237.3)

Restructuring, non-cash and other items
Depreciation, amortization and other	$(130.1)	$(2,400.8)	$(2,190.3)
Non-cash content and distribution services and stock compensation	(51.0)	(123.9)	(159.9)
Impairment of long-lived and other assets	(0.6)	(3,826.9)	—
Restructuring and integration benefit (charge)	4.7	(266.8)	(452.9)
Gain (loss) on investments	6.5	—	(40.4)
Income tax benefit (provision)	10.0	(2.7)	(0.8)
Other income, net	3.8	—	—

Net loss	$(49.7)	$(6,672.3)	$(3,081.6)

(a)	Includes revenues related to technology outsourcing and consulting relationships and other non-core products that we decided to exit as a result of restructuring and integration efforts that commenced in the third quarter of 2000, and elimination of inter-segment revenues of $20.5, $14.1, and $3.1 in 2002, 2001 and 2000, respectively.

      Transaction Services. Revenues were $466.8 million in 2002, an increase of $9.3 million from 2001. The increase was due to higher transaction volumes and the impact of the postal rate increase that was effective July 1, 2002. These increases were partially offset by the net reduction in revenues of $22.5 million in 2002, when compared to 2001. This reduction in revenue related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings exited in 2001 and 2002.

      Income before restructuring, non-cash and other items in 2002 increased by $43.2 million or 102.9% from 2001. As a percentage of revenue, income before restructuring, non-cash and other items improved to 18.3% in 2002, from 9.2% in 2001. The improvement was a result of our consolidation and integration efforts which resulted in lower personnel and occupancy-related expenses and the elimination of certain unprofitable products and relationships.

      As we have substantially completed our consolidation and integration efforts, continued improvement in income before restructuring, non-cash and other items is not expected to continue at the same rate as the improvement from 2001.

      Physician Services. Revenues were $275.3 million in 2002, an increase of $15.1 million from 2001. The increase was primarily attributable to an increase in Medical Manager Network Services revenues as well as higher systems sales and maintenance revenues. The higher sales in 2002 reflect the impact of the June 2002 release of Intergy. The cumulative revenues from the 2001 and 2002 acquisitions contributed $6.8 million more in revenues in 2002.

      Income before restructuring, non-cash and other items increased by $5.9 million in 2002 from 2001. As a percentage of revenue, income before restructuring, non-cash and other items was 9.7% in 2002 compared to 8.0% in 2001. This improvement related to changes in the mix of revenues offset by roll-out costs related to our new products.

      Portal Services. Revenues were $84.3 million in 2002, an increase of $9.7 million from 2001. The increase was a result of higher levels of sponsorship from our customers, the acquisition of Medscape in late 2001 and WellMed in late 2002, which contributed an aggregate of $23.4 million in revenues during 2002, partially offset by the elimination of arrangements which generated barter revenue of $19.0 million in 2001. No barter revenue was recognized during 2002. Revenue from related parties was $3.0 million in 2001. These revenues consist of services provided to News Corporation. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered our Series A convertible preferred stock.

      Income before restructuring, non-cash and other items in 2002 was $5.6 million, compared to a loss of $79.4 million in 2001. As a percentage of revenue, the income (loss) before restructuring, non-cash and other items improved to 6.6% in 2002, compared to (106.4)% in 2001. Our restructuring, integration and cost containment efforts have resulted in substantial reductions in personnel, marketing, advertising, content, distribution and other expenses.

      As we have substantially completed our restructuring and integration initiatives, income before restructuring, non-cash and other items in 2003 is not expected to improve at the same rate of improvement in 2002.

      Plastic Technologies. Revenues were $120.0 million in 2002, a decrease of $1.0 million from 2001. The decrease was primarily due to lower sales of our injection molded laboratory and medical products, partially offset by higher sales of our porous and surgical products.

      Income before restructuring, non-cash and other items in 2002 was $30.0 million, a decrease of $0.8 million from 2001. As a percentage of revenue, income before restructuring, non-cash and other items was 25.0% in 2002 compared to 25.5% in 2001. This decrease was due to the effect of the lower sales discussed above and an increase in certain direct manufacturing and other costs.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management as well as the residual costs during the prior year periods related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined to $51.3 million in 2002 from $94.8 million in 2001 as a result of consolidating many duplicative corporate functions and the elimination of residual expenses related to discontinued products. These efforts resulted in reduced expenses in occupancy, personnel, outside services and other operating expenses. As we have substantially completed our restructuring and integration initiatives, corporate expenses are not expected to decline in 2003 as they did in 2002.

      Inter-Segment Eliminations and Other, Net. The increase of $8.2 million in inter-segment eliminations from 2001 resulted from higher sales of Transaction Services products into the Physician Services customer base, offset by the elimination of $1.8 million in revenues from technology outsourcing and consulting relationships and other non-core products exited in 2001.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of December 31, 2002, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of December 31, 2002, we had approximately $190.4 million in cash and cash equivalents and short-term investments and working capital of $119.5 million. Additionally, we had long-term investments of $449.3 million in marketable debt securities and $7.4 million in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future.

      Cash provided by operating activities was $93.1 million in 2002, compared to cash used in operating activities of $114.3 million in 2001. The cash provided from operating activities was primarily a result of the net loss of $49.7 million and net changes in operating assets and liabilities of $34.0 million, offset by non-cash charges of $183.4 million. The cash used in operating activities a year ago was primarily attributable to a net loss of $6.7 billion, offset primarily by non-cash charges of $6.5 billion. The non-cash charges consist of depreciation and amortization, impairment of long-lived and other assets, non-cash expenses related to content and distribution services and stock compensation, amortization of debt issuance costs and the non-cash portion of the restructuring and integration charge.

      Cash used in investing activities was $402.7 million in 2002, compared to cash provided by investing activities of $76.4 million in 2001. Cash used in investing activities during 2002 primarily related to $508.8 million of purchases of held-to-maturity and available-for-sale securities, partially offset by $168.1 million of proceeds from the maturities, sales and redemption of available-for-sale and held-to-maturity securities. Cash provided by investing activities a year ago primarily related to maturities of short-term marketable debt securities. Investments in property and equipment were $28.5 million in 2002, compared to $31.0 million in 2001. Cash paid in business combinations was $33.5 million in 2002 and related to the WellMed and Physician Services acquisitions. Cash paid in business combinations in 2001 was $17.3 million and related to the Medscape and Physician Services acquisitions.

      Cash provided by financing activities was $201.8 million in 2002, primarily related to the receipt of net proceeds of $292.0 million from our offering of $300 million aggregate principal amount of 3 1/4% Convertible Subordinated Notes. The Notes are convertible into an aggregate of approximately 32.4 million shares of common stock. We also received net proceeds of $28.8 million related to exercises of employee stock options, offset by $105.0 million used to repurchase 18.2 million shares of our common stock and $10 million used to redeem our Series B Preferred Stock. Cash used in financing activities was $182.2 million in 2001, primarily related to $191.8 million used to repurchase shares of our common stock partially offset by $13.0 million net proceeds from exercises of employee stock options.

      As of December 31, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2002 consisted primarily of our commitments related to the $300 million of 3 1/4% Convertible Subordinated Notes, obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration efforts.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

	(in millions)
2003	$25,647	$2,461	$28,108
2004	23,057	1,262	24,319
2005	18,870	754	19,624
2006	15,658	500	16,158
2007	13,576	125	13,701
Thereafter	45,229	—	45,229

      We believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our new products in 2003, for the foreseeable future. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own compliance with the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, and for assistance we provide to our customers in their compliance efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires us to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on our reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We expect that the adoption of FIN 45 will not have a material impact on our consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We expect that the adoption of SFAS No. 146 will have an impact on the timing of the recording of any future restructuring charges.

      Effective January 1, 2002, we adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to being offset against the related expense. Application of EITF No. 01-14 is required for financial reporting periods beginning after December 15, 2001. Upon application, comparative financial statements for prior periods are required to be reclassified to comply with this guidance. As a result of applying EITF No. 01-14, we reclassified reimbursements we received for out-of pocket expenses related to postage for customized billing statements mailed to patients on behalf of healthcare providers.

      In August 2001, the FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets.” We adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The adoption of SFAS No. 144 did not have any impact on our consolidated financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We expect that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial position or results of operations.

      Effective July 1, 2001 and January 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. As a result of our adoption of SFAS No. 141 and SFAS No. 142, (i) no amortization was recorded for goodwill resulting from business combinations completed after June 30, 2001, (ii) effective January 1, 2002, the amortization of goodwill was eliminated, and (iii) certain amounts previously classified as intangible assets were reclassified as goodwill and consequently, no longer subject to amortization. Additionally, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002, or in connection with the annual impairment test that was performed during the quarter ended December 31, 2002.

Factors That May Affect Our Future Financial Condition or Results of Operations

      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued. The risks and uncertainties described below are not the only ones facing WebMD. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

Risks Related to Our Relationships with Customers and Strategic Partners

WebMD Envoy’s transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our WebMD Envoy transaction services. WebMD Medical Manager is a competitor of these practice management system vendors. These vendors, as a result of our ownership of WebMD Medical Manager or for other reasons, may choose in the future to diminish or terminate their relationships with WebMD Envoy. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Envoy or WebMD Health. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Envoy’s transaction volume and financial results could be adversely affected.

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

Loss of a small number of advertisers and sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of advertisers and sponsors. We expect this to continue in the future. Thus, the loss of one or a small number of relationships with advertisers and sponsors or reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. See “Developments in the healthcare industry could adversely affect our business” on page 62 and “Government Regulation” beginning on page 27.

Third parties may bring claims as a result of the activities of our strategic partners

      We could be subject to claims by third parties, and to liability, as a result of the activities, products or services of our strategic partners. We state on our Web sites that we do not control or endorse the products or services of our strategic partners. However, there can be no assurance that the statements made in our portal will be found to be sufficient to ensure that we are not held responsible for such activities, products or services. Furthermore, even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

Risks Related to the Performance of Our Healthcare Information Services and Technology Solutions

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge.

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. See “Competition for Our Healthcare Information Services and Technology Solutions” beginning on page 20.

New or newly integrated products and services will not become profitable unless they achieve sufficient levels of market acceptance

      There can be no assurance that healthcare providers and payers will accept from us new products and services or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our transaction services and portal services into the physician office workflow, such as our handheld solution.

      Even providers and payers who are already our customers may not purchase new or newly integrated products or services, especially when they are initially offered. Providers using our existing products and services may refuse to adopt new or newly integrated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. Similarly, other healthcare participants may not accept new or newly integrated products and services that we develop for their use. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.

Achieving market acceptance of new or newly integrated products and services is likely to require significant efforts and expenditures

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

We could be subject to breach of warranty claims if our software products, information technology systems or transmission systems contain errors, experience failures or do not meet customer expectations

      We could face breach of warranty or other claims or additional development costs if the software and systems we sell or license to customers or use to provide services contain undetected errors, experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. These software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements. In particular, during times when we are making significant changes or improvements to our products and services, such as those required by HIPAA, there is increased risk of error.

      Undetected errors in the software and systems we provide or those we use to provide services could cause serious problems for which our customers may seek compensation from us. For example, errors in our transaction processing systems can result in healthcare payers paying the wrong amount or making payments to the wrong payee. We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

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

      We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.

We could lose customers and revenues if we fail to meet the performance standards in our contracts

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

Performance problems with WebMD Envoy’s systems could adversely affect our business

      Our payer and provider customer satisfaction and our business could be harmed if WebMD Envoy experiences delays, failures or loss of data in its systems. We currently process our payer and provider transactions and data at our facilities and at a data center in Tampa, Florida that is operated by an independent third party. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the third party facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Medical Manager come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see “Government Regulation” beginning on page 27);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

      Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending on information technology and services or in some or all of the specific segments of that market we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the billing patterns of healthcare providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers; and

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, including as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies.

In addition, expectations of our customers regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide.

      The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot provide assurance that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation of healthcare and healthcare information technology, including HIPAA, creates risks and challenges with respect to our compliance efforts and our business strategies

      General. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business. Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations.

      HIPAA. As described under “Government Regulation — Health Insurance Portability and Accountability Act of 1996” beginning on page 27 and “WebMD Envoy — HIPAA” on page 14, the effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. We may incur significant expenses relating to compliance with HIPAA. Our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with HIPAA’s transaction standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. In addition, our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

      Healthcare Relationships. A federal law commonly known as the Medicare/ Medicaid anti-kickback law and several similar state laws prohibit payments that are intended to induce healthcare providers either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws are broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Since we provide transaction services to healthcare providers, we cannot provide assurance that the government will regard errors in transactions processed by us as inadvertent and not in violation of these laws. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. Even an unsuccessful challenge by regulatory authorities or our practices could cause us adverse publicity and be costly for us to respond to.

      Regulation of Medical Devices. Certain of Porex’s products are FDA-regulated medical devices, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. These products are subject to comprehensive government regulation under the Food, Drug and Cosmetic Act and implementing regulations. In addition, the FDA regulates WebMD Medical Manager’s DIMDX System as a medical image management device. If the FDA finds that we have not complied with required procedures, it can bring a wide variety of enforcement actions that could result in severe civil and criminal sanctions. Porex is also subject to similar regulation in international markets, with similar risks. Future medical devices that Porex or WebMD Medical Manager wish to bring to market may be required to obtain 510(k) clearance or premarket approval from the FDA, as well as similar clearances and approvals from governmental authorities outside of the United States, which can be expensive, time-consuming and burdensome to obtain.

      For more information regarding healthcare regulation to which we are or may be subject, see “Government Regulation” beginning on page 27.

Risks Related to Our Web Sites and Our Use of the Internet

Government regulation of the Internet could adversely affect our business

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “Government Regulation” beginning on page 27.

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

      For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see “Government Regulation” beginning on page 27.

We must demonstrate the value of the WebMD Medscape Health Network to advertisers and sponsors in order to generate revenue from it

      We generate WebMD Health revenues from advertising and sponsorships on the WebMD Medscape Health Network, with a majority of these revenues coming from a small number of customers. The Internet advertising and sponsorship market is new and continues to evolve, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. We cannot provide assurance that we will be able to continue to generate sufficient advertising or sponsorship revenue from the WebMD Medscape Health Network to operate it profitably.

      We sometimes enter into relationships with advertisers and sponsors in which we agree to be compensated based on specific negotiated criteria designed to demonstrate the value of our portal services. The amount of compensation that we receive from such arrangements may be less than we believed it would be at the time of entering into such arrangements and at the time of performing the services.

Implementation of changes in hardware and software platforms used to deliver our Web sites may result in performance problems

      From time to time, we implement changes to the hardware and software platforms we use for creating and delivering our Web sites. During and after the implementation of those changes, a platform may not perform as expected, which could result in interruptions in the operation of our Web sites, an increase in response time of those sites or an inability to track performance metrics. Any significant interruption in our ability to operate our Web sites could have an adverse effect on our relationship with users and sponsors and, as a result, on our financial results.

Our Internet-based services rely on third party service providers

      Our Web sites are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on communications and hosting services provided by third parties. We do not maintain redundant systems or facilities for some of these services. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

      We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In addition, our Web sites may, at times, be required to accommodate higher than usual volumes of traffic. At those times, our Web sites may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could result in reduced usage of our Web sites and could damage our relationships with strategic partners, advertisers and sponsors. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or to provide for costs associated with business interruptions.

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

Risks Related to Porex’s Business and Industry

Porex’s success depends upon demand for its products, which in some cases ultimately depends upon end-user demand for the products of its customers

      Demand for our Porex products may change materially as a result of economic or market conditions and other trends that affect the industries in which it participates. In addition, because a significant portion of our Porex products are components that are eventually integrated into or used with products manufactured by customers for resale to end-users, the demand for these product components is dependent on product development cycles and marketing efforts of these other manufacturers, as well as variations in their inventory levels, which are factors that we are unable to control. Accordingly, the amount of Porex’s sales to manufacturer customers can be difficult to predict and subject to wide quarter-to-quarter variances.

Porex’s success may depend upon satisfying rapidly changing customer requirements

      A significant portion of our Porex products are integrated into end products used in various industries, some of which are characterized by rapidly changing technology, evolving industry standards and practices and frequent new product introductions. Accordingly, Porex’s success will depend to a substantial degree on our ability to develop and introduce in a timely manner products that meet changing customer requirements and to differentiate our offerings from those of our competitors. If we do not introduce new Porex products in a timely manner and make enhancements to existing products to meet the changing needs of our Porex customers, some of our products could become obsolete over time, in which case our customer relationships, revenue and operating results would be negatively impacted.

Potential new or enhanced Porex products may not achieve sufficient sales to be profitable or justify the cost of their development

      We cannot be certain, when we engage in Porex research and development activities, whether potential new products or product enhancements will be accepted by the customers for which they are intended. Achieving market acceptance for new or enhanced products may require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. In addition, sales and marketing efforts with respect to these products may require the use of additional resources for training our existing Porex sales forces and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or enhanced products will justify amounts spent for their development and marketing. In addition, there can be no assurance that any pricing strategy that we implement for any new or enhanced Porex products will be economically viable or acceptable to the target markets.

Porex may not be able to source the raw materials it needs or may have to pay more for those raw materials

      Some of Porex’s products require high-grade plastic resins with specific properties as raw materials. While Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade plastic resins that meet its requirements, it relies on a limited number of sources for some of these plastic resins. If Porex experiences a reduction or interruption in supply from these sources, it may not be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates, which could have a material adverse effect on its business and financial results.

      Porex also uses a variety of plastic resins that are generally available from a number of suppliers. However, the raw materials for these plastic resins are petroleum based and may be subject to significant and rapid price increases based on factors affecting the pricing of petroleum products in general, which could have a material adverse effect on the margins of some of our plastic products.

Disruptions in Porex’s manufacturing operations could have a material adverse effect on its business and financial results

      Any significant disruption in Porex’s manufacturing operations, including as a result of fire, power interruptions, equipment malfunctions, labor disputes, material shortages, earthquakes, floods, computer viruses, sabotage, terrorist acts or other force majeure, could have a material adverse effect on Porex’s ability to deliver products to customers and, accordingly, its financial results.

The nature of Porex’s products exposes it to product liability claims that may not be adequately covered by indemnity agreements or insurance

      The products sold by Porex, whether sold directly to end-users or sold to other manufacturers for inclusion in the products that they sell, expose it to potential risk of product liability claims, particularly with respect to Porex’s life sciences, clinical, surgical and medical products. Some of Porex’s products are designed to be permanently implanted in the human body. Design defects and manufacturing defects with respect to such products sold by Porex or failures that occur with the products of Porex’s manufacturer customers that contain components made by Porex could result in product liability claims and/or a recall of one or more of Porex’s products. Porex also manufactures products that are used in the processing of blood for medical procedures and the delivery of medication to patients. Porex believes that it carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex’s insurance coverage will not arise. In addition, Porex’s insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past, we cannot assure you that Porex will continue to be able to obtain adequate insurance coverage at an acceptable cost.

      In most instances, Porex enters into indemnity agreements with its manufacturing customers. These indemnity agreements generally provide that these customers would indemnify Porex from liabilities that may arise from the sale of their products that incorporate Porex components to, or the use of such products by, end-users. While Porex generally seeks contractual indemnification from its customers, any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If Porex does not have adequate contractual indemnification available, product liability claims, to the extent not covered by insurance, could have a material adverse effect on its business, operating results and financial condition.

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants distributed by Porex in the United States. For a description of these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation.”

Economic, political and other risks associated with Porex’s international sales and geographically diverse operations could adversely affect Porex’s operations and results

      Since Porex sells its products worldwide, its business is subject to risks associated with doing business internationally. In addition, Porex has manufacturing assets in the United Kingdom, Germany and Malaysia. Accordingly, Porex’s operations and financial results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulties in managing international and geographically diverse operations;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

Environmental regulation could adversely affect Porex’s business

      Porex is subject to foreign and domestic environmental laws and regulations and is subject to scheduled and random checks by environmental authorities. Porex’s business involves the handling, storage and disposal of materials that are classified as hazardous. Although Porex’s safety procedures for handling, storage and disposal of these materials are designed to comply with the standards prescribed by applicable laws and regulations, Porex may be held liable for any environmental damages that result from Porex’s operations. Porex may be required to pay fines, remediation costs and damages, which could have a material adverse effect on its results of operations.

Risks Applicable to Our Entire Company

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Competition for Our Healthcare Information Services and Technology Solutions” beginning on page 20 and “Porex — Competition” beginning on page 24.

The performance of our businesses depends on attracting and retaining qualified executives and employees

      Our performance depends on attracting and retaining key personnel, including executives, product managers, software developers and other technical personnel and sales and marketing personnel. Failure to do so could have a material adverse effect on the performance of our business and the results of our operations.

We may not be successful in protecting our intellectual property and proprietary rights

      Our intellectual property is important to all of our businesses. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We believe that our non-patented proprietary technologies and business and manufacturing processes are protected under trade secret, contractual and other intellectual property rights. However, those rights do not afford the statutory exclusivity provided by patented processes. In addition, the steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive.

      There can be no assurance that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, there can be no assurance that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products

      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them.

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception and, as of December 31, 2002, we had an accumulated deficit of $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, in the quarter ended September 30, 2002, we incurred a net loss for the year ended December 31, 2002. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions in order to execute on our business plan and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” beginning on page 37.

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

Interest Rate Sensitivity

      The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio. This objective is accomplished by adherence to our investment policy, which establishes the list of eligible types of securities and credit requirements for each investment.

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

      Principal amounts expected to mature are $10.8 million, $300.0 million and $141.1 million during 2003, 2004 and 2006, respectively. These include investments totaling $155.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $2.5 million, $(0.7) million and $1.5 million, in 2002, 2001 and 2000, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

      Our financial statements required by this item are contained on pages F-1 through F-42 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

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

Item 14.	Controls and Procedures

      WebMD management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, which was completed during the 90 days prior to the date on which this Annual Report was filed with the Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)-(2) Financial Statements and Schedules

      The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report.

      (a)(3) Exhibits

      See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed or furnished with this Report and identifies which of those exhibits are management contracts and compensation plans.

      (b) Reports on Form 8-K

      During the last quarter of the fiscal year ended December 31, 2002, the registrant filed the following Report on Form 8-K:

•	Report on Form 8-K filed on October 24, 2002 pursuant to which the registrant announced that it had issued a press release reporting preliminary results for the third quarter of 2002 and a plan to expand its management team.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 26th day of March, 2003.

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

Signature	Capacity	Date

/s/ MARTIN J. WYGOD Martin J. Wygod	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 26, 2003

/s/ ANTHONY VUOLO Anthony Vuolo	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 26, 2003

/s/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	March 26, 2003

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 26, 2003

/s/ NEIL F. DIMICK Neil F. Dimick	Director	March 26, 2003

/s/ ROGER C. HOLSTEIN Roger C. Holstein	Director	March 26, 2003

Signature	Capacity	Date

/s/ JAMES V. MANNING James V. Manning	Director	March 26, 2003

/s/ HERMAN SARKOWSKY Herman Sarkowsky	Director	March 26, 2003

/s/ MICHAEL A. SINGER Michael A. Singer	Director	March 26, 2003

/s/ JOSEPH E. SMITH Joseph E. Smith	Director	March 26, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Martin J. Wygod, certify that:

1. I have reviewed this annual report on Form 10-K of WebMD Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ MARTIN J. WYGOD

Martin J. Wygod
Chairman and Chief Executive Officer
(Principal executive officer)

I, Anthony Vuolo, certify that:

1. I have reviewed this annual report on Form 10-K of WebMD Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief Financial Officer
(Principal financial officer)

WebMD Corporation

Index to Consolidated Financial Statements and Supplemental Data

      The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
Supplemental Financial Data:
The following financial supplementary data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

WebMD Corporation

      We have audited the accompanying consolidated balance sheets of WebMD Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 10 to the financial statements, the Company changed its accounting for goodwill and other indefinite lived intangible assets in 2002.

/S/ ERNST & YOUNG LLP

New York, New York

February 21, 2003

WebMD Corporation

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$179,541	$286,273
Short-term investments	10,888	100,249
Accounts receivable, net of allowance for doubtful accounts of $22,825 in 2002 and $27,391 in 2001.	170,467	166,582
Inventory	18,804	19,185
Current portion of prepaid content and distribution services	25,406	28,818
Other current assets	26,197	16,852

Total current assets	431,303	617,959
Marketable debt securities	449,289	3,062
Marketable equity securities	7,427	15,707
Property and equipment, net	94,737	94,208
Prepaid content and distribution services	48,532	71,579
Goodwill, net	629,055	587,254
Intangible assets, net	79,536	188,524
Other assets	26,369	23,161

	$1,766,248	$1,601,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,494	$19,315
Accrued expenses	212,600	241,706
Deferred revenue	81,179	65,861
Current portion of long-term debt	6,546	209

Total current liabilities	311,819	327,091
Convertible subordinated notes	300,000	—
Long-term debt	119	7,624
Other long-term liabilities	509	1,227

Series B convertible redeemable preferred stock, $.0001 par value; 200 shares authorized; no shares issued at December 31, 2002; 100 shares issued at December 31, 2001.	—	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized:
Series A convertible preferred stock; 213,000 shares authorized; no shares issued	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 374,661,064 shares issued at December 31, 2002; 366,956,160 shares issued at December 31, 2001.	37	37
Additional paid-in capital	11,682,443	11,652,743
Deferred stock compensation	(17,805)	(42,173)
Treasury stock, at cost; 74,254,669 shares at December 31, 2002; 56,091,935 shares at December 31, 2001.	(327,542)	(222,582)
Accumulated deficit	(10,195,048)	(10,145,346)
Accumulated other comprehensive income	11,716	12,833

Total stockholders’ equity	1,153,801	1,255,512

	$1,766,248	$1,601,454

See accompanying notes.

WebMD Corporation

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,

	2002	2001	2000

Revenue(1)	$925,877	$901,028	$591,602
Costs and expenses:
Cost of operations	545,142	604,201	441,008
Development and engineering	43,849	43,839	59,957
Sales, marketing, general and administrative	291,710	457,540	538,497
Depreciation, amortization and other	130,074	2,400,804	2,190,273
Impairment of long-lived and other assets	609	3,826,893	—
Restructuring and integration (benefit) charge	(4,690)	266,755	452,919
(Gain) loss on investments	(6,547)	—	40,365
Interest income	19,662	30,544	51,533
Interest expense	8,940	1,101	910
Other income, net	3,844	—	—

Loss before income tax (benefit) provision	(59,704)	(6,669,561)	(3,080,794)

Income tax (benefit) provision	(10,002)	2,757	814

Net loss	$(49,702)	$(6,672,318)	$(3,081,608)

Basic and diluted net loss per common share	$(0.16)	$(19.14)	$(12.59)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	304,167,570	348,569,519	244,688,375

(1)	Includes revenue from related parties of $3,000 and $45,277 in 2001 and 2000, respectively.

See accompanying notes.

WebMD Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

			Stockholders’ Equity

	Convertible
	Redeemable		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional
							Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balances at December 31, 1999	—	$—	—	$—	153,569,296	$16	$4,370,165
Net loss	—	—	—	—	—	—	—
Net increase in unrealized gains on securities	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Issuance of common stock for option exercises, warrant exercises, ESPP and 401(k) issuances	—	—	—	—	9,106,550	1	35,581
Issuance of stock in connection with private placements, strategic alliances and services	—	—	155,951	602,550	17,071,930	2	1,019,183
Reacquisition of warrants in connection with termination of a strategic alliance	—	—	—	—	—	—	(33,199)
Accretion of preferred stock	—	—	—	108,196	—	—	—
Issuance of common and preferred stock and assumption of options and warrants in connection with the 2000 mergers	100	10,000	—	—	181,485,867	17	5,499,835
Deferred stock compensation	—	—	—	—	—	—	83,752
Stock compensation expense	—	—	—	—	—	—	53,144
Purchase of treasury stock	—	—	—	—	—	—	—

Balances at December 31, 2000	100	10,000	155,951	710,746	361,233,643	36	11,028,461
Net loss	—	—	—	—	—	—	—
Net increase in unrealized gains on securities	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	3,722,517	1	12,994
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	2,000,000	—	24,739
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	(155,951)	(710,746)	—	—	559,575
Stock compensation expense	—	—	—	—	—	—	40,909
Purchase of treasury stock	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(13,935)

Balances at December 31, 2001	100	10,000	—	—	366,956,160	37	11,652,743
Net loss	—	—	—	—	—	—	—
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	7,704,904	—	28,774
Issuance, net of repurchase, of warrants in connection with strategic alliances and services	—	—	—	—	—	—	29
Redemption of convertible redeemable preferred stock	(100)	(10,000)	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	2,500
Stock compensation expense	—	—	—	—	—	—	392
Purchase of treasury stock	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(1,995)

Balances at December 31, 2002	—	$—	—	$—	374,661,064	$37	$11,682,443

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity

					Accumulated
	Deferred	Treasury Stock			Other	Total
	Stock			Accumulated	Comprehensive	Stockholders’
	Compensation	Shares	Amount	Deficit	Income	Equity

Balances at December 31, 1999	$(5,089)	—	$—	$(391,420)	$—	$3,973,672
Net loss	—	—	—	(3,081,608)	—	(3,081,608)
Net increase in unrealized gains on securities	—	—	—	—	4,996	4,996
Foreign currency translation adjustment	—	—	—	—	1,450	1,450

Comprehensive loss	—	—	—	—	—	(3,075,162)
Issuance of common stock for option exercises, warrant exercises, ESPP and 401(k) issuances	—	—	—	—	—	35,582
Issuance of stock in connection with private placements, strategic alliances and services	—	—	—	—	—	1,621,735
Reacquisition of warrants in connection with termination of a strategic alliance	—	—	—	—	—	(33,199)
Accretion of preferred stock	—	—	—	—	—	108,196
Issuance of common and preferred stock and assumption of options and warrants in connection with the 2000 mergers	(117,402)	—	—	—	—	5,382,450
Deferred stock compensation	(94,435)	—	—	—	—	(10,683)
Stock compensation expense	72,459	—	—	—	—	125,603
Purchase of treasury stock	—	5,163,509	(30,759)	—	—	(30,759)

Balances at December 31, 2000	(144,467)	5,163,509	(30,759)	(3,473,028)	6,446	8,097,435
Net loss	—	—	—	(6,672,318)	—	(6,672,318)
Net increase in unrealized gains on securities	—	—	—	—	7,097	7,097
Foreign currency translation adjustment	—	—	—	—	(710)	(710)

Comprehensive loss	—	—	—	—	—	(6,665,931)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	—	12,995
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	—	24,739
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	—	—	—	(151,171)
Stock compensation expense	88,359	—	—	—	—	129,268
Purchase of treasury stock	—	50,928,426	(191,823)	—	—	(191,823)
Adjustment to deferred stock compensation for terminations	13,935	—	—	—	—	—

Balances at December 31, 2001	(42,173)	56,091,935	(222,582)	(10,145,346)	12,833	1,255,512
Net loss	—	—	—	(49,702)	—	(49,702)
Net decrease in unrealized gains on securities	—	—	—	—	(3,640)	(3,640)
Foreign currency translation adjustment	—	—	—	—	2,523	2,523

Comprehensive loss	—	—	—	—	—	(50,819)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	—	28,774
Issuance, net of repurchase, of warrants in connection with strategic alliances and services	—	—	—	—	—	29
Redemption of convertible redeemable preferred stock	—	—	—	—	—	—
Deferred stock compensation	(2,500)	—	—	—	—	—
Stock compensation expense	24,873	—	—	—	—	25,265
Purchase of treasury stock	—	18,162,734	(104,960)	—	—	(104,960)
Adjustment to deferred stock compensation for terminations	1,995	—	—	—	—	—

Balances at December 31, 2002	$(17,805)	74,254,669	$(327,542)	$(10,195,048)	$11,716	$1,153,801

See accompanying notes.

WebMD Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(49,702)	$(6,672,318)	$(3,081,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and other	130,074	2,400,804	2,190,273
Impairment of long-lived and other assets	609	3,826,893	—
Amortization of debt issuance costs	1,109	—	—
Non-cash content and distribution services	25,706	45,474	87,473
Non-cash stock based compensation	25,265	78,451	72,459
Non-cash portion of restructuring and integration charge	617	185,498	380,013
(Gain) loss on investments	(6,547)	—	40,365
Changes in operating assets and liabilities:
Accounts receivable	(2,449)	47,477	(32,254)
Inventory	381	(891)	1,047
Prepaid content and distribution services	753	(7,609)	5,171
Other assets	(4,541)	20,282	16,948
Accounts payable	(8,328)	(5,114)	(46,307)
Accrued expenses	(32,380)	(44,724)	(91,315)
Deferred revenue	12,530	11,508	3,223

Net cash provided by (used in) operating activities	93,097	(114,269)	(454,512)

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	108,991	124,725	5,667
Proceeds from maturities and redemption of held-to-maturity securities	59,095	1,014	23,089
Purchases of available-for-sale securities	(207,833)	—	(49,600)
Purchases of held-to-maturity securities	(300,970)	(1,014)	(51)
Purchases of property and equipment	(28,474)	(30,998)	(32,530)
Cash paid in business combinations, net of cash acquired	(33,471)	(17,334)	(299,014)

Net cash (used in) provided by investing activities	(402,662)	76,393	(352,439)

Cash flows from financing activities:
Proceeds from issuance of common stock	28,764	12,995	1,065,848
Purchase of treasury shares	(104,960)	(191,823)	(30,759)
Payment of notes payable and other	(4,054)	(3,367)	(7,486)
Net proceeds from issuance of convertible debt	292,000	—	—
Redemption of Series B Preferred Stock	(10,000)	—	—

Net cash provided by (used in) financing activities	201,750	(182,195)	1,027,603
Effects of foreign currency translation adjustment	1,083	(312)	385

Net (decrease) increase in cash and cash equivalents	(106,732)	(220,383)	221,037
Cash and cash equivalents at beginning of year	286,273	506,656	285,619

Cash and cash equivalents at end of year	$179,541	$286,273	$506,656

See accompanying notes.

WebMD Corporation

Notes to Consolidated Financial Statements

December 31, 2002
(In thousands, except share and per share data)

1.     Summary of Significant Accounting Policies

Organization

      WebMD Corporation (the “Company”) was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. In May 1998, the Company merged with ActaMed Corporation (“ActaMed”) in a transaction accounted for as a pooling of interests. In November 1999, the Company completed the acquisitions of WebMD, Inc., MedE America Corporation (“MedE America”) and Greenberg News Networks, Inc. (“Medcast”) and changed its name from Healtheon Corporation to Healtheon/ WebMD Corporation. In January 2000, the Company completed its acquisition of Kinetra LLC (“Kinetra”). In May 2000, the Company completed its acquisition of Envoy Corporation (“Envoy”). In September 2000, the Company completed its acquisitions of Medical Manager Corporation (“Medical Manager”), CareInsite, Inc. (“CareInsite”) and OnHealth Network Company (“OnHealth”) and changed its name from Healtheon/ WebMD Corporation to WebMD Corporation. All financial information has been presented to reflect the combined operations of the Company and ActaMed for all years presented and for the WebMD, Inc., MedE America, Medcast, Kinetra, Envoy, Medical Manager, CareInsite, OnHealth and other acquisitions for the period subsequent to the respective acquisition dates.

      The Company has aligned its business into four operating segments as follows:

      Transaction Services or WebMD Envoy transmits transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet, and dedicated communication methods. This group provides connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, this group provides automated patient billing services to providers, including statement printing and mailing services. This segment includes certain operations from the former Healtheon and the ActaMed, WebMD, Inc., MedE America, Kinetra, Envoy and CareInsite acquisitions.

      Physician Services or WebMD Medical Manager develops and markets integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to maintain electronic medical records and to automate documentation of patient encounters. This segment includes certain operations of Medical Manager and subsequent Physician Services acquisitions.

      Portal Services or WebMD Health provides online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. The group also provides online content for use by media and healthcare partners in their Web sites. The group develops and sells online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions. This segment includes certain operations of the former Healtheon and the ActaMed, WebMD, Inc., Medcast, OnHealth, Medscape and WellMed acquisitions.

      Plastic Technologies or Porex develops, manufactures and distributes proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in medical device, research, clinical laboratory and surgical markets. This segment includes the Porex operations of the Medical Manager acquisition.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Porex Corporation and the Company’s other Plastic Technologies subsidiaries (collectively referred to as “Porex”) had previously been reported as asset held for sale during the period from September 12, 2000 to September 12, 2001 and as a discontinued operation subsequent to September 12, 2001. During February 2003, the Company terminated its divestiture plan for Porex. Accordingly, the assets and operations of Porex have been reclassified within continuing operations since September 12, 2000. The operations of Porex have been included in a separate operating segment, “Plastic Technologies.”

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and intangibles with indefinite lives), the capitalization of software development costs, the carrying value of short-term and long-term investments, deferred taxes, certain accrued expenses, revenue recognition, restructuring costs and the value attributed to warrants issued for services.

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

Marketable Securities

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of December 31, 2002 and 2001:

	2002	2001

Raw materials and supplies	$5,869	$6,225
Work-in-process	1,481	1,649
Finished goods and other	11,454	11,311

	$18,804	$19,185

Long-Lived Assets

     Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to twelve years for equipment and up to thirty-nine years for buildings. Leasehold improvements and equipment acquired under capital leases are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

     Goodwill and Intangible Assets

      Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are no longer being amortized but are subject to impairment by applying a fair value based test. Intangible assets related to acquired technology, customer lists, trademarks and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to nine years, with the exception of certain technology and trademarks that have useful lives of nineteen to forty years.

     Recoverability

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using discounted cash flow methodology.

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

      Prior to January 1, 2002, the Company accounted for its long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, the Company reviewed the recoverability of long-lived assets using an undiscounted cash flow methodology, whenever events or changes in circumstances indicated that carrying

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

amounts may not be recoverable. The Company measured impairment losses using a discounted cash flow methodology.

Software Development Costs

     Software to be Sold, Leased or Otherwise Marketed

      SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model. The costs incurred from the time a working model is available until general release are immaterial. There were no software costs capitalized in 2002, 2001 or 2000.

     Internal Use Software

      The Company accounts for internal use software development costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are amortized over a three-year period. In 2000, the Company capitalized $3,422 of internal direct costs in connection with the implementation of certain software projects. There were no such costs capitalized in 2002 and 2001. As of December 31, 2002 and 2001, included in other assets, were remaining capitalized software costs, net of accumulated amortization, of $1,269 and $2,544 respectively.

Revenue Recognition

      Revenue is derived from the Company’s Transaction Services, Physician Services, Portal Services and Plastic Technologies segments.

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

      The Company’s physician services include sales of The Medical Manager and Intergy practice management systems and related hardware, as well as the support and maintenance of these systems. Revenue from software licenses is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software license fee revenue is recognized when a customer enters into a noncancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. Revenue from multiple-element software arrangements is recognized using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all the delivered elements. The residual method requires revenue

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Revenue from the sale of hardware is recognized upon delivery to the customer. Revenue from support and maintenance contracts is recognized ratably over the contract period, which typically does not exceed one year. The Company also markets a variety of transaction processing services to physician practices, such as medical claim processing and automated patient statements. Payment for these services is typically monthly on a per transaction or fixed fee basis. Revenues are recognized when these services are provided.

      The Company’s portal services include advertising, sponsorship, healthcare management tools, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to the Company’s online distribution channels and the online and offline distribution channels of the Company’s strategic partners. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period the Company satisfies the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes the Company’s Internet-based services or purchases goods or services through the Company’s Web site or co-branded Web site with one of its strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. Subscription fees to the Company’s physician portal were discontinued as of December 31, 2000. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

      The Company’s Plastic Technologies segment develops, manufactures and distributes porous and solid plastic products and components. For standard products, revenue is recognized upon shipment of product, net of sales returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recorded when persuasive evidence of an arrangement exists, delivery has occurred and all significant obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance. The amount of cash received at the time a customer’s order is placed is recorded as a liability. The liability is reversed at the time revenue is recognized.

      Effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires reimbursements received for out-of-pocket expenses to be classified as revenue as opposed to an offset against the related expense. Upon application, comparative financial statements for prior periods are required to be reclassified. The Company reclassified amounts it had paid for expenses related to postage, primarily for the mailing of customized billing statements to patients on behalf of healthcare providers. This reclassification resulted in an increase in previously reported revenue and cost of operations of $73,408 for 2001 and $39,357 for 2000 within the Transaction Services segment. Postage expense included in cost of operations in 2002 was $81,309.

      Revenue from related parties consists of revenues for services provided to News Corporation during the three months ended March 31, 2001. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered the Company’s Series A convertible preferred stock.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The Company recognizes revenue related to the nonmonetary exchange of advertising for advertising (“Barter”) when such exchanges are objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” for contractual agreements entered into prior to January 20, 2000. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. For contractual arrangements after January 20, 2000, the Company recognizes revenue based on the criteria set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”). EITF 99-17 requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity received cash for similar transactions. There were no revenues recognized from Barter transactions in 2002. Revenue recognized from arrangements deemed to be Barter transactions totaled approximately $19,009 and $21,743 in 2001 and 2000, respectively. The costs related to these transactions were equal to the revenues and are included in sales, marketing, general and administrative expenses.

Foreign Currency

      The financial statements and transactions of the Company’s foreign manufacturing facilities are maintained in their local currency. In accordance with SFAS No. 52 “Foreign Currency Translation,” the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net loss and were not material in any of the periods presented.

Concentration of Credit Risk

      None of the Company’s customers individually accounted for more than 10% of the Company’s consolidated revenue in 2002, 2001 or 2000.

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

Accounting for Stock-Based Compensation

      As described more fully in Note 15, the Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,

	2002	2001	2000

Net loss as reported	$(49,702)	$(6,672,318)	$(3,081,608)
Deduct: Stock-based employee compensation expense included in reported net loss	25,265	129,268	125,603
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(119,670)	(317,166)	(290,314)

Pro forma net loss	$(144,107)	$(6,860,216)	$(3,246,319)

Loss per share:
Basic and diluted — as reported	$(.16)	$(19.14)	$(12.59)

Basic and diluted — pro forma	$(.47)	$(19.68)	$(13.27)

      The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 15 for assumptions used in computing the fair value amounts above.

Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”) for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, convertible subordinated notes and restricted stock as well as all outstanding warrants and all outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted loss per share were 168,533,819 in 2002, 159,058,030 in 2001 and 169,664,930 in 2000.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” (“SFAS No. 148”). The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires disclosure in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company applies the intrinsic value method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in the Company’s interim and annual financial statements about obligations under certain guarantees. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company expects that the adoption of FIN 45 will not have a material impact on its consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 will have an impact on the timing of the recording of any future restructuring charges.

      In August 2001, the FASB issued SFAS No. 144, “Accounting For Impairment of Long-Lived Assets” (“SFAS No. 144”). We adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The adoption of SFAS No. 144 on January 1, 2002 did not have any impact on the Company’s consolidated financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

      Effective July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 141 and SFAS No. 142, (i) no amortization was recorded for goodwill resulting from business combinations completed after June 30, 2001, (ii) effective January 1, 2002, the amortization of goodwill was eliminated, and (iii) certain amounts previously classified as intangible assets were reclassified as goodwill and consequently, no longer subject to amortization. Additionally, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002, or in connection with the annual impairment test that was performed during the quarter ended December 31, 2002.

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current year presentation.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

2.     Business Combinations

2002 Acquisitions

      On October 31, 2002, the Company acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19,031, comprised of $18,781 in cash and estimated acquisition costs of $250. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $17,973 and an intangible asset subject to amortization of $2,700 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of acquired unpatented technology and has a useful life of 3 years. The results of operations of WellMed have been included in the financial statements of the Company from October 31, 2002, the closing date of the acquisition. WellMed’s results of operations are included in the Portal Services segment.

      In 2002, the Company acquired 21 physician services companies for a total cost of $14,400, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $11,784 and intangible assets subject to amortization of $4,049 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,281 related to non-compete agreements with estimated useful lives of one to five years and $2,768 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/ Medscape, Inc. (“Medscape”). Medscape operates both consumer and professional websites. The total purchase consideration for these assets was approximately $9,852, comprised of $9,242 in cash and acquisition costs of $610. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $5,732 and intangible assets subject to amortization totaling $2,420 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with useful lives of 3 and 5 years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal Services segment.

      In 2001, the Company acquired ten physician services companies for a total cost of $8,159, which was paid primarily in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the allocation of the purchase price, goodwill of $9,879 and intangible assets subject to amortization of $3,453 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. Amortization of goodwill related to business combinations completed prior to June 30, 2001 has been provided based on an estimated useful life of three years. The intangible

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

assets are comprised of $886 related to non-compete agreements with estimated useful lives of one to five years and $2,567 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2000 Acquisitions

     Medical Manager and CareInsite

      On September 12, 2000, the Company completed its acquisition of Medical Manager, a provider of physician practice management systems in the U.S., and its publicly traded subsidiary CareInsite, a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. The Company exchanged 2.5 shares of its common stock for each share of Medical Manager common stock, 1.3 shares of its common stock for each share of CareInsite common stock and one share of its newly created Series B preferred stock for each share of CareInsite preferred stock. The total purchase consideration for Medical Manager and CareInsite was approximately $2,906,586, comprised of the issuance of 134,370,010 shares of the Company’s common stock having an aggregate value of $2,145,722, the issuance of 100 shares of the Company’s Series B convertible redeemable preferred stock with a value of $10,000, the assumption of options and warrants to purchase 81,084,865 shares of common stock with an aggregate fair value of $710,475 and estimated acquisition costs of $40,389, consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices are allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of purchase price, the Company recorded $90,200 for identifiable intangibles (primarily customer lists, trademarks and workforce) and $2,384,831 in goodwill. The identifiable intangibles are being amortized over their estimated useful lives of three to five years, with the exception of certain technology and trademarks related to Porex, that have useful lives of nineteen to forty years. Goodwill was being amortized over three years with the exception of goodwill related to Porex which was being amortized over forty years. Medical Manager’s and CareInsite’s results of operations have been included in the Company’s consolidated financial statements from September 12, 2000, the closing date of the acquisition.

      In connection with the acquisition of Medical Manager and the related integration and consolidation, the Company’s Board of Directors approved management’s plan to dispose of Porex Corporation and its other plastics and filtration technologies subsidiaries (collectively referred to as “Porex”). In February 2003, the Company terminated its formal efforts to dispose of this business. See Note 6.

     OnHealth

      On September 12, 2000, the Company completed its acquisition of OnHealth, a source of consumer-oriented health and wellness information, products and services on the Web. The Company exchanged 0.189435 shares of its common stock for each share of OnHealth common stock. The total purchase consideration was approximately $363,010, comprised of $25,000 in loans to OnHealth, approximately 4,678,609 shares of common stock having an aggregate fair value of $287,267, the assumption of options and warrants to purchase 1,384,113 shares of common stock with an aggregate fair value of $46,893 and estimated acquisition costs of $3,850 consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of purchase price, total goodwill recorded in connection with the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

purchase was $374,634 and was being amortized over three years. OnHealth’s results of operations have been included in the consolidated financial statements from September 12, 2000, the closing date of the acquisition.

     Envoy

      On May 26, 2000, the Company completed its acquisition of Envoy, a provider of electronic data interchange and transaction processing services to participants in the healthcare market, from Envoy’s parent, Quintiles Transnational Corp. (“Quintiles”). The total purchase consideration was approximately $2,440,240, comprised of a $400,000 cash payment, 35,000,000 shares of common stock having an aggregate fair value of $2,022,781 and an estimated $17,459 in acquisition costs (consisting principally of investment banking fees, professional service fees, including attorneys, accountants and printers, filing and registration costs). Stock received by Quintiles in the transaction was subject to restrictions on sale for one to two years from the date of issuance. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, the Company recorded $159,200 for identifiable intangibles (primarily customer lists and trademarks) and goodwill of $2,211,565. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill was being amortized over three years. Envoy’s results of operations have been included in the Company’s consolidated financial statements from May 26, 2000, the closing date of the acquisition. In October 2001, the Company reacquired the 35,000,000 shares of common stock owned by Quintiles. See Notes 3 and 14.

     Kinetra

      On January 31, 2000, the Company completed its acquisition of Kinetra, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company that provided electronic data interchange and transaction processing services and e-commerce services to participants in the healthcare market. The total purchase consideration for Kinetra was approximately $291,538, comprised of 7,437,248 shares of common stock having an aggregate value of $286,288, $5,250 of acquisition costs and a nominal amount of cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, the Company recorded $49,000 for identifiable intangibles (primarily customer lists, trademarks and acquired technology) and goodwill of $235,000. The identifiable intangibles are being amortized over their estimated useful lives of one to three years. Goodwill was being amortized over three years. Kinetra’s results of operations have been included in the Company’s consolidated financial statements from January 31, 2000, the closing date of the acquisition.

     Unaudited Pro Forma Information

      The following unaudited pro forma financial information for 2000 gives effect to the 2000 acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth including the amortization of goodwill and other intangible assets as if they had occurred as of the beginning of 2000. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these amounts for any future periods. The 2002 and 2001 acquisitions have been excluded as the pro forma impact of such acquisitions was not significant.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Year Ended
December 31,
2000

Net revenue	$916,994

Net loss	$(4,140,130)

Basic and diluted net loss per share	$(11.58)

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

      The Settlement Agreement also provides that Quintiles will have the right to receive a payment (payable at the Company’s option in cash, stock, or a combination of cash and stock) in the event that, on or before June 30, 2004, a transaction closes in which the Company is acquired at a price per the Company’s common share greater than $4.00 or in which Envoy is sold at an aggregate price of greater than $500,000. The Company is under no obligation to pursue either of these types of transactions. In the event an acquisition of the Company agreed to on or before June 30, 2003 closes on or before June 30, 2004, the payment to Quintiles will equal the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35,000,000. In the event a sale of Envoy agreed to on or before June 30, 2003 closes on or before June 30, 2004, the payment to Quintiles will equal 10% of the amount by which the price received in the sale exceeds $500,000. If the acquisition of the Company or sale of Envoy is agreed to after June 30, 2003 and closes on or before June 30, 2004, the payment will be 80% of the above-mentioned payments.

America Online, Inc.

      In May 2001, the Company entered into an agreement for a strategic alliance with AOL Time Warner, Inc. (“AOL”). The term of the agreement is three years expiring May 2004. Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on AOL properties that include AOL, AOL.com, CompuServe and Netscape.com. In addition, the Company created a co-branded personalized health service for AOL that features the Company’s personalized news, health assessment and monitoring tools, communities and newsletters, integrated with AOL’s calendaring and reminders. The Company and AOL intend, through the co-branded services, to provide users with the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

ability to communicate with their health plans, physicians, pharmacies and other providers. The Company and AOL will share revenue from advertising (whether or not related to healthcare), commerce and programming on the health channels of the AOL properties and on the co-branded service, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. In connection with the strategic alliance, the Company issued to AOL a warrant to purchase 2,408,908 shares of the Company’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and is being amortized over the term of the strategic alliance as a non-cash distribution expense included in sales, marketing, general and administrative expense.

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

     Current Relationship

      The Company retained the right to receive $205,000 in domestic media services from News Corporation over ten years expiring in 2010 and will continue to provide content for use across News Corporation’s media properties for four years for cash payments totaling $12,000 annually expiring in 2004. News Corporation transferred its 50% interest in the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD’s Series A convertible preferred stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. The Company included approximately $17,759, determined using the Black-Scholes option pricing model, as a non-cash restructuring charge related to this issuance.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

     Current Relationship

      The parties entered into two definitive agreements to implement the new relationship. The first agreement related to technology matters and was terminated by the parties on September 14, 2001. No payments were made by either party under the terminated agreement. Under the second agreement, the Company programs the majority of the MSN health channel, and the Company and MSN share revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with the Company receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period is reached) and 60% thereafter. The Company no longer pays carriage fees to Microsoft. The term of this agreement is scheduled to expire on June 30, 2004. In connection with the new relationship, the parties agreed that Microsoft would no longer be responsible for funding the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

sponsorship of subscriptions to the Company’s physician portal, and the Company would no longer be required to share with Microsoft revenue generated by physician usage of the Company’s healthcare portals.

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

      In December 2000, in connection with its restructuring and integration efforts, the Company and DuPont agreed to terminate their strategic alliance. In connection with the termination of the existing agreement, DuPont surrendered a portion of its warrant to purchase common stock of the Company, and retained a right to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company recorded $33,199 in paid in capital related to the reacquisition of a portion of the warrant and a non-cash charge of $33,785 related to the write-off of prepaid content and distribution services as a component of restructuring and integration charges in 2000.

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

      The Company determined the amount of the impairment by comparing the fair value of each asset grouping to the related carrying value. The fair value for each asset grouping was determined primarily using a discounted cash flow approach. As a result of these comparisons and the adjustment of $26,495 to reflect the carrying value of the Company’s Plastic Technologies business to fair value (see Note 6), the Company recorded a write-down of $3,826,893 related to its long-lived assets reflecting the difference between the carrying value and fair value of the asset groupings. The write-down consisted of $3,689,728 of goodwill, $94,186 of other acquired intangibles and $42,979 of other long-lived assets consisting of

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

computer equipment, leasehold improvements, office equipment and furniture and fixtures. The Company continues to use the majority of the other long-lived assets.

      During 2002, the Company’s Plastic Technologies segment recorded an impairment charge of $609 related to equipment to be disposed of following the cessation of a product line.

5.     Restructuring and Integration Charges

      In September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies which resulted from the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers.

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

      In connection with the Company’s restructuring and integration efforts, the Company recorded a total charge in 2000 of $452,919 that consists of: (i) $320,879 relating to the restructuring of contracts primarily associated with News Corporation and DuPont, of which $312,791 represented non-cash charges, (ii) personnel-related restructuring costs of $70,173, of which $53,144 represented non-cash stock option compensation charges primarily related to the resignation of certain executives, pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 1,100 employees that the Company identified and notified of termination, principally as a result of eliminating duplicate functions within the combined company, (iii) facilities charges of $51,262, comprised of cash charges of $37,184 related to estimated future lease obligations and lease cancellation penalties and $14,078 of non-cash fixed asset write-offs related to vacating duplicate facilities, and (iv) cash charges of $10,605 related to integration costs, consisting primarily of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of the Company’s business. Integration costs are recorded as expense in the period in which they arise.

      The Company’s restructuring and integration efforts continued in 2001, and a new plan to include the impact of eliminating duplicate functions resulting from the acquisition of Medscape (“Medscape Restructuring”) was initiated. As a result of the Medscape Restructuring, 115 employees were notified of termination in December 2001. In connection with the continuing restructuring and integration efforts, a charge was recorded in 2001 of $266,755, that consists of: (i) $123,206 primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133,500 represented non-cash charges for the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999 offset by a $15,610 cash benefit for the settlement of certain obligations from the original strategic relationship with Microsoft, as well as net cash payments of $5,316 made to exit contractual obligations, (ii) $52,000 cash charge associated with the settlement of the original Quintiles agreements, of which $59,000 was a cash charge recorded for the difference between the purchase price and fair value of the 35,000,000 shares of the Company’s common stock acquired in October 2001, offset by a $7,000 cash benefit related to the release of the Company from certain obligations in relation to the Company’s acquisition of Envoy, (iii) personnel-related costs of $67,604, of which $51,998 primarily represented non-cash stock option compensation charges related to the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 615 employees that the Company identified and notified of termination during 2001, of which $2,777 related to 115 employees notified of termination as a result of the Medscape Restructuring, (iv) $15,538 of cash charges related to estimated future lease obligations and lease cancellation penalties related primarily to additional anticipated costs of exiting previously vacated facilities as a result of declines in rental values in certain markets and vacating additional facilities identified during 2001, and (v) $8,407 of cash charges related to integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of the Company’s business.

      During 2002, the Company recorded a benefit of $5,850 relating to its restructuring and integration activity resulting from the settlements of certain contractual obligations. This benefit was partially offset by a restructuring charge of $1,160 in our Plastic Technologies segment in connection with the consolidation of a manufacturing plant into other facilities within that segment. The $1,160 charge included the write-off of $617 of obsolete equipment, $448 of costs to exit a lease and $95 of severance for 26 employees.

      The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Other	Total

Initial accrual	$17,029	$37,184	$18,693	$72,906
Cash payments	(8,430)	(1,341)	(10,010)	(19,781)

Balance at December 31, 2000	8,599	35,843	8,683	53,125
Accrual	15,606	15,538	50,113	81,257
Cash payments	(20,749)	(10,484)	(58,796)	(90,029)

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353

Accrual	95	448	(5,850)	(5,307)
Cash payments	(3,307)	(7,732)	5,850	(5,189)

Balance at December 31, 2002	$244	$33,613	$—	$33,857

      The Company has substantially completed its restructuring and integration efforts. The balance of the restructuring and integration accrual as of December 31, 2002 is primarily related to remaining lease payments of previously vacated facilities.

6.     Plastic Technologies

      In connection with the acquisition of Medical Manager and the related integration and consolidation of the Company’s acquired businesses, the Company’s Board of Directors originally approved management’s plan to dispose of Porex Corporation. Porex was wholly owned by Medical Manager prior to the completion of the Company’s acquisition of Medical Manager on September 12, 2000. Porex develops, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications.

      The expected net proceeds and the cash flows of Porex until sold were initially allocated to assets held for sale in the allocation of the Medical Manager purchase price and were included as a single line item in current assets as provided by the consensus reached by EITF No. 87-11, “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”). In accordance with EITF 87-11, the results of operations of Porex were originally excluded from the Company’s consolidated statements of operations prior to September 12, 2001.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      As the divestiture of Porex was not completed within the one year time period allotted by EITF 87-11, the Company was required to record the results of operations of Porex in the statement of operations beginning September 13, 2001 as a discontinued operation in accordance with EITF 90-6, “Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold.” The fair value of Porex was estimated by management to be $185,000 at September 2001. As a result, the Company recorded an adjustment to its carrying value of $26,495. The adjustment to the carrying value is included in the impairment of long-lived and other assets in the accompanying consolidated statement of operations in 2001. See Note 4.

      While the Company has received various proposals to acquire Porex, the Company believes that the offers it has received did not reflect an appropriate value for Porex, and accordingly during February 2003, the Company terminated its formal divestiture plan for Porex. As a result of the termination of its divestiture efforts, the Company has reclassified Porex as a continuing operation within the accompanying consolidated financial statements and footnotes since its acquisition date of September 12, 2000. The reclassified operations of Porex have been included in a separate operating segment, Plastic Technologies, in accordance with SFAS No. 131.

      The following table presents statement of operations data of Porex since the date of its acquisition on September 12, 2000 and selected balance sheet data as of December 31, 2002 and 2001, which is now included in the accompanying consolidated financial statements:

	Years Ended December 31,

	2002	2001	2000

Revenue	$119,992	$121,025	$35,092
Costs and expenses:
Cost of operations	61,807	62,105	18,086
Development and engineering	4,506	4,224	1,169
Sales, marketing, general and administrative	23,673	23,887	7,570
Depreciation and amortization	8,638	11,038	3,287
Impairment of long-lived and other assets	609	—	—
Restructuring and integration charge	1,160	—	—
Loss on investments	—	—	763
Interest income, net	115	337	597
Income tax provision	2,885	2,757	814

Net income	$16,829	$17,351	$4,000

	December 31,

	2002	2001

Cash, cash equivalent and short-term investments	$15,786	$34,317
Long-term marketable securities	—	3,062
Working capital	21,876	46,883
Total assets	228,098	249,529
Other long-term liabilities	129	7,643

7.     Convertible Subordinated Notes and Long-Term Debt

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) in a private offering. Interest on the Notes will accrue at the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

rate of 3 1/4% per annum and is payable semi-annually on April 1 and October 1 of each year. Unless previously redeemed or converted, the Notes will mature on April 1, 2007. The Notes are convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock, subject to adjustment in certain circumstances. The Notes are redeemable at the Company’s option, at any time after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the Notes of $8,000, which are included in other long-term assets. The issuance costs are being amortized using the effective interest method over the term of the Notes. The amortization of the issuance costs is included in interest expense.

      As of December 31, 2002 and 2001, the Company’s long-term and short-term debt totaled $6,665 and $7,833, respectively. The largest component within these balances is a $6,531 note payable bearing interest at 6.23% per annum, due in full on April 1, 2003. Remaining amounts relate to capital leases and other notes payable which are not material, individually or in the aggregate, to the Company’s consolidated financial position.

8.     Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring, non-cash and other items. Non-cash and other items include depreciation, amortization, accretion of preferred stock, impairment charges, gain or loss on investments, other income, income tax benefit (provision), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

      Summarized financial information for each of the reportable segments is presented below. Segment information related to income or loss before restructuring, non-cash and other items for 2000 has not been provided as the Company’s operations and internal reporting were not organized in a manner consistent with the current reportable segments and the Company has determined it is impracticable to identify such information. During 2000, the Company managed its operations within two segments: Healthcare Information Services and Technology Solutions (“Healthcare Services”) and Plastic Technologies. In 2000, the Healthcare Services segment included the operations of what are now the Transaction Services, Physician Services and Portal Services segments and Corporate expenses. The organization of the Plastic Technologies segment is consistent with its previous structure. In 2000, income (loss) before restructuring,

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

non-cash and other items was $(296,195) and $8,267 for the Healthcare Services and Plastic Technologies segments, respectively. Additionally, net interest income was $50,623 in 2000.

	Years Ended December 31,

	2002	2001	2000

Revenues
Transaction services	$466,810	$457,448	$309,749
Physician services	275,306	260,209	83,633
Portal services	84,296	74,626	140,045
Plastic technologies	119,992	121,025	35,092
Eliminations and other, net(a)	(20,527)	(12,280)	23,083

	$925,877	$901,028	$591,602

Income (loss) before restructuring, non-cash and other items
Transaction services	$85,154	$41,987	$—
Physician services	26,685	20,827	—
Portal services	5,574	(79,437)	—
Plastic technologies	30,006	30,809	—
Corporate and other	(51,272)	(94,813)	—
Interest income	19,662	30,544	—
Interest expense	(8,940)	(1,101)	—

	$106,869	$(51,184)	$(237,305)

Restructuring, non-cash and other items
Depreciation, amortization and other	$(130,074)	$(2,400,804)	$(2,190,273)
Non-cash content and distribution services and stock compensation	(50,971)	(123,925)	(159,932)
Impairment of long-lived and other assets	(609)	(3,826,893)	—
Restructuring and integration benefit (charge)	4,690	(266,755)	(452,919)
Gain (loss) on investments	6,547	—	(40,365)
Income tax benefit (provision)	10,002	(2,757)	(814)
Other income, net	3,844	—	—

Net loss	$(49,702)	$(6,672,318)	$(3,081,608)

(a)	Includes revenues related to information technology outsourcing, consulting and other operations that the Company began to exit as a result of restructuring and integration efforts that began in the third quarter of 2000, and elimination of inter-segment revenues of $20,527, $14,061 and $3,108 in 2002, 2001 and 2000, respectively.

      The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented.

      Revenues generated from foreign customers of our Plastic Technologies segment were $39,037, $38,102 and $10,340 in 2002, 2001 and 2000, respectively. Long-lived assets based in foreign facilities of our Plastic Technologies segment were $9,474 and $11,745 as of December 31, 2002 and 2001, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

9.     Prepaid Content and Distribution Services

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

      Prepaid content and distribution services are summarized as follows:

	December 31,

	2002	2001

Current Portion
Content	$334	$549
Services	19,239	21,133
Distribution	5,833	7,136

	$25,406	$28,818

Long-Term Portion
Content	$83	$417
Services	46,504	63,384
Distribution	1,945	7,778

	$48,532	$71,579

10.     Long-Lived Assets

      In 2002 and 2001, the Company recorded impairment charges of $609 and $3,826,893, respectively, related to the write-down of the carrying value of long-lived and other assets. See Note 4.

     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

Computer equipment	$42,916	$34,246
Land and buildings	23,156	23,167
Office equipment, furniture and fixtures	48,300	40,790
Purchased software for internal use	17,427	13,878
Leasehold improvements	10,417	9,455
Construction in process	10,279	5,164

	152,495	126,700
Less: accumulated depreciation	(57,758)	(32,492)

Property and equipment, net	$94,737	$94,208

      Depreciation expense was $27,523, $37,872 and $31,668 in 2002, 2001 and 2000, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

     Goodwill and Intangible Assets

      Effective July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, respectively. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002, or in connection with the annual impairment test that was performed during the quarter ended December 31, 2002.

      The changes in the carrying amount of goodwill during 2002 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2002	$333,412	$166,002	$7,347	$80,493	$587,254
Adjustment for acquired workforce intangibles	8,555	8,089	—	—	16,644
Goodwill recorded during the period	—	11,784	17,973	—	29,757
Adjustments to finalize purchase price allocations	—	(3,790)	(1,615)	356	(5,049)
Effects of exchange rates	—	—	—	449	449

Balance as of December 31, 2002	$341,967	$182,085	$23,705	$81,298	$629,055

      Intangible assets subject to amortization consist of the following:

	December 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$209,386	(179,127)	$30,259	$204,052	(103,303)	$100,749
Tradenames	29,629	(14,318)	15,311	29,629	(3,244)	26,385
Technology, patents and other	178,928	(144,962)	33,966	190,699	(129,309)	61,390

Total	$417,943	(338,407)	$79,536	$424,380	(235,856)	$188,524

      Amortization expense was $102,551, $2,362,932 and $2,050,409 in 2002, 2001 and 2000, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003	$33,158
2004	6,359
2005	5,010
2006	2,278
2007	1,702
Thereafter	31,029

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The pro forma results of operations for 2001 and 2000, assuming the provisions of SFAS No. 142 were applied, are as follows:

	Years Ended December 31,

	2001	2000

Net loss (as reported)	$(6,672,318)	$(3,081,608)
Add back amortization for:
Goodwill	2,205,676	1,873,451
Workforce	14,050	9,300

Adjusted net loss	$(4,452,592)	$(1,198,857)

Basic and diluted net loss per common share:
Net loss (as reported)	$(19.14)	$(12.59)
Add back amortization for:
Goodwill	6.33	7.65
Workforce	.04	.04

Adjusted net loss	$(12.77)	$(4.90)

11.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2002	2001

Accrued outside services	$24,415	$38,206
Accrued restructuring costs	33,857	44,353
Accrued compensation	41,895	46,739
Other accrued liabilities	112,433	112,408

Total accrued expenses	$212,600	$241,706

12.     Commitments and Contingencies

Legal Matters

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

      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 10, 2003, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

March 10, 2003, no implant-related claims were pending against Porex. During calendar year 2002, there were two implant-related claims made against Porex by individuals, as compared with two claims during 2001, two claims made during 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

      The Company believes that Porex’s present coverage, together with Porex’s insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex’s distribution of silicone mammary implants. However, Porex cannot be certain that particular cases and claims will not result in liability that is greater than expected based on Porex’s prior experience. If so, Porex’s liability could exceed the amount of its insurance coverage. Furthermore, certain actions and claims seek punitive and compensatory damages arising out of alleged intentional torts. If these claims are successful, such damages may or may not be covered, in whole or in part, by Porex’s insurance policies.

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

      On March 1, 1999, the defendants filed a motion to dismiss all of plaintiffs’ claims. Plaintiffs then voluntarily dismissed their state law claims. On September 17, 1999, the court dismissed the consolidated complaint without prejudice. On November 23, 1999, the plaintiffs filed an amended consolidated complaint. In May 2000, defendants filed a motion to dismiss the amended consolidated complaint. In February 2001, the court entered an order denying in part and granting in part defendants’ motion to dismiss the amended consolidated complaint. Specifically, the court denied the motion to dismiss as to

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Envoy and one of the individual defendants and granted the motion to dismiss as to two of the individual defendants. In April 2002, the court certified a class of plaintiffs consisting of all persons, other than defendants, who purchased shares of Envoy common stock between February 27, 1997 and August 18, 1998.

      Discovery in the case has been completed and a trial date has been set for September 9, 2003. On March 3, 2003, defendants filed a motion for summary judgment. Plaintiffs are required to respond to the motion by May 5, 2003 and, following that, defendants will have until May 26, 2003 to file a reply brief. Defendants have requested oral argument on the summary judgment motion and expect that the court will hear oral argument sometime after briefing is completed. The parties have engaged in preliminary settlement discussions which have not resulted, thus far, in agreement on terms for a settlement.

      The Agreement and Plan of Merger among Healtheon/ WebMD, Pine Merger Corp., Envoy, Quintiles and QFinance, Inc. dated as of January 22, 2000 provides that Quintiles will indemnify the Company with respect to this litigation.

     Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      Since July 2001, seven purported class action lawsuits have been filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named the Company and certain former officers and directors of the Company as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits have been filed in connection with approximately 300 other initial public offerings that occurred in 1999, 2000 and 2001.

      The complaints against the Company and its former officers and directors allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 have also been brought against the underwriters. These claims have been consolidated, along with claims relating to approximately 300 other initial public offerings, in the Southern District of New York.

      The Company believes that the claims alleged in the lawsuits are primarily directed at the underwriters and, as they relate to the Company, are without merit. To the extent that these claims concern practices and disclosures relating to the plan of distribution in the Healtheon initial public offering, the Company believes that it will have a claim for indemnification from the underwriters. The plaintiffs have dismissed the claims against the four former officers and directors of the Company without prejudice, pursuant to Reservation of Rights and Tolling Agreements with those individuals.

      On July 15, 2002, the approximately 300 issuer defendants in the consolidated action, including the Company, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District Court denied, with certain exceptions not relevant to the Company, the issuer defendants’ motion to dismiss. This ruling permits the claims against the Company and most other issuers to proceed to discovery. Issuers’ counsel have engaged in discussions with plaintiffs about the scope of discovery, and the plaintiffs have not issued any formal discovery requests to the Company at this time. In addition, the issuer defendants in the consolidated action (including the Company), along with the affected insurance companies and the plaintiffs, have engaged in mediation under the auspices of former United States District Court Judge Politan in an effort to settle the case among those parties. We are unable to predict whether the efforts at mediation will be successful.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Strategic Relationships

      The Company has agreements with various content providers and strategic partners whereby the Company is committed to pay certain amounts in connection with content and distribution services obtained for use on its Web site and certain distribution arrangements. The Company’s non-cancelable future commitments under these agreements are as follows:

Year Ending December 31,
2003	$2,461
2004	1,262
2005	754
2006	500
2007	125
Thereafter	—

$5,102

Leases

      The Company leases its office and other facilities under operating lease agreements that expire at various dates through February 2013. Total rent expense for all operating leases was approximately $19,123, $20,844 and $14,945 in 2002, 2001 and 2000, respectively. Future minimum lease commitments under non-cancelable lease agreements (including leases identified as part of the Company’s restructuring and integration efforts) at December 31, 2002 were as follows:

	Gross Operating	Sublease	Net Operating
	Leases	Income	Leases
Year Ending December 31,
2003	$25,728	$(81)	$25,647
2004	23,128	(71)	23,057
2005	18,895	(25)	18,870
2006	15,658	—	15,658
2007	13,576	—	13,576
Thereafter	45,229	—	45,229

Total minimum lease payments	$142,214	$(177)	$142,037

13.     Retirement Plan

      The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for Company matching and discretionary contributions. The Company has recorded expenses related to these plans of $3,801, $6,225 and $500 for 2002, 2001 and 2000, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

14.     Stockholders’ Equity

Common Stock

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

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100,000 and on November 7, 2002 it was increased to $150,000. As of December 31, 2002 and 2001, the Company has repurchased 19,991,160 and 15,928,426 shares, respectively, at a cost of approximately $86,042 and $65,823 under the Program. These shares are reflected as treasury shares in the accompanying consolidated balance sheets. As of December 31, 2002, the Company had $63,958 available to repurchase shares of its common stock under the Program.

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

      During 2002, the Company repurchased 14,100,000 shares of its common stock from Cerner Corporation at a purchase price of $6.01 per share, or an aggregate purchase price of $84,741. The repurchase of the shares from Cerner Corporation was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Stock Repurchase Program.

      During 2002, the Company adopted the 2002 Restricted Stock Plan for the benefit of its employees. The shares of restricted stock are generally granted at prices not less than the fair market value on the date of grant and vest 25% per year over four years. At December 31, 2002, 603,803 shares of restricted stock remain reserved for issuance under the 2002 Restricted Stock Plan. In connection with the 2002 acquisitions, the Company recorded deferred compensation of $2,500 related to grants of restricted stock. At December 31, 2002, the Company had approximately $2,283 remaining to be amortized on a graded vesting method over a period of four years.

Series A Convertible Preferred Stock

2000 Series A

      In January 2000, the Board of Directors authorized 213,000 shares of Series A Convertible Preferred Stock (“2000 Series A Preferred”) with a par value of $0.0001 per share and a face value of $5,000 per share. The 2000 Series A Preferred was entitled to quarterly dividends at a per annum rate of 10.5% of the face amount plus any accrued and unpaid dividends, payable in additional shares of 2000 Series A Preferred. With respect to dividend rights, other than the right to receive additional shares of 2000 Series A Preferred, rights on liquidation, winding up or dissolution, whether voluntary or involuntary, the Series A Preferred ranked on a parity with the Company’s common stock and junior to the Series B

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Preferred. The 2000 Series A Preferred was convertible into common stock automatically on the third anniversary of the date of issuance. The 2000 Series A Preferred holders were entitled to vote with common stockholders on an as converted basis.

      At December 31, 2000, there were 155,951 shares of 2000 Series A Preferred stock outstanding, convertible into 21,282,645 shares of the Company’s common stock. In connection with the revised strategic alliance during 2001 with News Corporation, the 155,951 shares of 2000 Series A Preferred were surrendered to the Company and therefore at December 31, 2002 and 2001 no shares of Series A Preferred stock were outstanding.

      Depreciation, amortization and other expense in the accompanying statement of operations in 2000 includes $108,196 representing dividends and accretion of discount related to the 2000 Series A Preferred Stock.

Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized 200 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Preferred in exchange for all the outstanding shares of CareInsite’s preferred stock. The Series B Preferred was convertible in March 2002 into an aggregate of 263,957 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred was redeemable for an aggregate of $10,000 by the Company or the holder in March 2002 or by the holder following the notice of a change of control of the Company. In March 2002, the Company redeemed the outstanding Series B Preferred for $10,000 in accordance with its terms.

Warrants

      The Company has warrants outstanding to purchase 27,518,656 shares of common stock at prices ranging from $0.67 to $74.22 per share, with a weighted average exercise price of $19.32 per share. Substantially all of the outstanding warrants are currently vested and exercisable.

      In January 2000, in connection with an Internet marketing and services agreement entered into with a distributor, the Company issued a warrant to purchase 4,376,445 shares of the Company’s common stock at $1.00 per share. The warrant vests over a four-year period, subject to certain performance thresholds. As of December 31, 2000, the Company estimated that the performance thresholds were not achieved and no value was assigned to the warrants. As of December 31, 2001, the Company estimated the distributor was entitled to a warrant for 2,000,000 shares and recorded $13,418, determined using the Black-Scholes option pricing model, as a non-cash distribution services expense included in sales, marketing, general and administrative expense. In January 2002, the Internet marketing and services agreement was terminated and the distributor retained the warrant to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The warrant is fully vested and expires on January 24, 2007.

      During 2002, warrants to purchase a total of 1,090,121 shares of the Company’s common stock at a weighted average exercise price of $3.04 per share were exercised and the Company repurchased warrants to purchase 8,419,736 shares of the Company’s common stock, with a weighted average exercise price of $38.00 per share, for a cash payment of $10.

15.     Stock Option Plans

      The Company has various stock option plans (collectively, the “Plans”) for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Options are generally granted at prices not less than the fair market value on the date of grant. Options granted under the Plans expire within four to fifteen years from the date of grant. An aggregate of 17,483,434 shares of common stock remain reserved for issuance under the Plans at December 31, 2002.

      In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At December 31, 2002, there were options to purchase 6,850,000 shares of common stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.

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

      The Company recorded deferred stock compensation related to stock options as a component of stockholders’ equity of approximately $211,837 in 2000. No deferred stock compensation related to stock options was recorded in 2002 or 2001. These amounts represented the difference between the exercise price and the deemed fair value of common stock on the date the stock options were granted. The components of the $211,837 of deferred stock compensation recorded in 2000 are: (i) $117,402 related to 54,538,222 unvested options assumed in the Medical Manager, CareInsite and OnHealth mergers, (ii) $79,577 related to 7,943,761 options granted to Envoy employees at $4.23 per share on June 20, 2000 and (iii) $14,858 related to 1,365,416 options granted to certain Company executives in May and June of 2000 with exercise prices ranging from $2.00 to $9.06. At December 31, 2002, the Company had a total of approximately $15,522 remaining to be amortized on a graded vesting method over the remaining three years.

      The Company recorded stock compensation expense, primarily related to deferred stock compensation recorded in connection with acquisitions, of $25,265, $129,268 and $125,603 in 2002, 2001 and 2000, respectively, of which $51,998 and $53,144 were included in restructuring and integration charges in 2001 and 2000, respectively. No stock compensation expenses were included in restructuring and integration charges for 2002.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      A summary of the status of the Company’s stock option plans for the three year period ended December 31, 2002 is presented below:

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	per Share	Shares	per Share	Shares	per Share

Outstanding at the beginning of the year	121,184,501	$12.99	128,045,133	$15.79	27,644,846	$9.98
Granted	4,946,459	6.58	23,057,311	4.39	41,419,515	15.85
Assumed	—	—	—	—	77,994,511	17.18
Exercised	(5,316,668)	3.26	(2,701,776)	3.17	(7,769,440)	3.49
Cancelled	(12,582,242)	16.49	(27,216,167)	19.34	(11,244,299)	19.85

Outstanding at the end of the year	108,232,050	12.73	121,184,501	12.99	128,045,133	15.79

Exercisable at the end of the year	70,764,983	$13.86	65,352,769	$14.15	43,800,961	$13.54

      The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2002:

	Outstanding			Exercisable

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
		Exercise	Life		Exercise
Exercise Prices	Shares	Price	(In Years)	Shares	Price

$0.05-$3.43	16,149,050	$3.27	8.42	5,062,839	$2.93
$3.53-$5.92	13,929,833	4.70	5.37	10,384,004	4.53
$5.94-$9.56	12,857,723	7.26	6.13	8,120,593	7.15
$9.69-$11.55	13,973,660	11.48	7.36	7,724,971	11.47
$11.56-$13.50	11,677,585	12.83	7.19	8,505,074	12.89
$13.63-$16.06	14,070,100	14.89	6.89	11,730,866	15.00
$16.13-$21.69	11,332,531	18.68	6.10	8,562,093	18.50
$22.12-$105.00	14,241,568	30.53	5.97	10,674,543	30.72

	108,232,050	$12.73	6.72	70,764,983	$13.86

      The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

      The pro forma information presented in Note 1 has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Expected volatility	0.9	0.9	1.0
Risk free interest rate	1.85%	3.04%	5.29%
Expected option lives (years)	0.75-3.0	0.5-3.5	0.5-3.5
Weighted fair value of options granted at prices equal to market price during the year	$4.06	$2.70	$11.79
Weighted fair value of options granted at prices below market price during the year	$—	$—	$11.19

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “1998 Purchase Plan”), became effective upon the completion of the initial public offering on February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. Prior to an amendment to the 1998 Purchase Plan on November 1, 2002, the purchase price of the stock was 85% of the lesser of the fair market value on the first and last day of each purchase period. Effective with the November 1, 2002 amendment, the purchase price of the stock is 85% of the fair market value on the last day of each purchase period. A total of 2,841,022 shares of common stock remain reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in connection with the 2000 mergers, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 640,172, 876,960 and 1,006,645 shares were issued under this plan during 2002, 2001 and 2000, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

16.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$692,693	$716,135
Restructuring costs	13,610	32,181
Research and development tax credits	13,199	11,947
Other accrued expenses	39,375	13,251
Fair value of investments	—	8,005
Allowance for doubtful accounts	8,541	10,713
Depreciation	6,026	14,098
Intangible assets	179,816	175,536
Other	1,736	1,069

Total deferred tax assets	954,996	982,935
Valuation allowance	(946,261)	(944,522)

Net deferred tax assets	8,735	38,413

Deferred tax liabilities:
Tax basis	(1,334)	(78)
Other	(7,401)	(38,335)

Total deferred tax liabilities	(8,735)	(38,413)

Net deferred tax assets and liabilities	$—	$—

      The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	2002	2001	2000

United States federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of federal benefit)	(3.0)	(0.8)	(0.8)
Impairment and restructuring expenses	(3.3)	16.0	3.0
Goodwill and intangible amortization	5.8	11.0	23.8
Valuation allowance	19.5	7.8	8.1
Other	(1.8)	0.0	(0.1)

Effective income tax rate	(16.8)%	0.0%	0.0%

      A valuation allowance equal to 100% of the deferred tax assets and liabilities has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. The valuation allowance for deferred tax assets increased by $1,739 and $658,372 in 2002 and 2001, respectively.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,822,878, that expire in 2004 through 2022, and federal tax credits of approximately $13,199, which expire in 2006 through 2022.

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

      Income tax (benefit) provision for 2002, included a $12,887 benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Workers Assistance Act of 2002” that was enacted on March 9, 2002. In addition, the Plastic Technologies segment is profitable in certain states and foreign countries in which the Company did not have net operating losses to offset that income. Accordingly, the Company provided for $2,885 and $2,757 of state, local and foreign income taxes during 2002 and 2001, respectively.

      The income tax (benefit) provision for 2002, 2001 and 2000 includes $1,756, $1,496 and $420, respectively, related to non-U.S. income taxes. The non-U.S. income included in loss before income tax (benefit) provision was $4,310, $3,756 and $842 for 2002, 2001 and 2000, respectively.

17.     Related Party Transactions

      Revenue from related parties consists of revenue attributable to News Corporation (until February 15, 2001, the date News Corporation surrendered its Series A Convertible Preferred Stock), Microsoft (until October 22, 2001, the date Charles G.V. Stevens, Vice President of Microsoft’s Enterprise Partner Group, resigned from the Board of Directors) and UnitedHealth Group (until January 23, 2000, the date William W. McGuire, M.D., the Chairman and Chief Executive Officer of UnitedHealth Group, resigned from the Board of Directors).

18.     Fair Value Of Financial Instruments

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

	December 31, 2002		December 31, 2001

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$179,541	$179,541	$286,273	$286,273
Short-term investments	10,865	10,897	99,533	100,249
Marketable securities — long term	448,286	464,638	7,392	18,891
Liability:
Convertible subordinated notes	$300,000	$348,000	—	—

      As of December 31, 2002, the Company’s short-term investments consisted of certificates of deposit, municipal bonds and asset backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company. As of December 31, 2001, the Company’s short-term investments consisted principally of U.S. Treasury Notes and certificates of deposit, marketable debt securities consisted of municipal bonds and marketable equity securities represented equity investments in publicly traded companies.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value and gains relating to the Company’s investments in debt and equity securities:

	December 31, 2002			December 31, 2001

	Cost or	Gross		Cost or	Gross
	Amortized	Unrealized		Amortized	Unrealized
	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Short-Term
Held to maturity:
Certificate of deposits and marketable debt securities	$2,919	$9	$2,928	$1,055	$—	$1,055
Available for sale:
Certificate of deposits and marketable debt securities	7,946	23	7,969	98,478	716	99,194

Total	$10,865	$32	$10,897	$99,533	$716	$100,249

Long-Term
Held to maturity:
Marketable debt securities	$243,475	$7,922	$251,397	$3,062	$121	$3,183
Available for sale:
Marketable debt securities	201,641	4,173	205,814	—	—	—
Equity securities	3,170	4,257	7,427	4,330	11,377	15,707

Total	$448,286	$16,352	$464,638	$7,392	$11,498	$18,890

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Held to maturity:
Due in one year or less	$2,919	$2,928
Due after one year through five years	243,475	251,397

Total	$246,394	$254,325

Available for sale:
Due in one year or less	$7,946	$7,969
Due after one year through five years	201,641	205,814

Total	$209,587	$213,783

      During 2002, one of the Company’s investments in Federal Agency Notes was called for early redemption by the issuer for net proceeds of $56,000. As a result of the redemption, the Company realized a gain of $681 reflecting the difference between the proceeds received and the related carrying amount of the investment. The proceeds from this redemption have been included in “proceeds from the redemption of held-to-maturity securities” in the accompanying statements of cash flows and the gain has been included in “gain on investments” in the accompanying statements of operations for 2002.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Additionally, during 2002, the Company sold one of its investments in marketable equity securities for proceeds of $7,026, which resulted in a gain of $5,866, of which $3,648 was included in accumulated other comprehensive income as of December 31, 2001. The proceeds from this sale have been included in “proceeds from maturities and sales of available for sale securities” in the accompanying statements of cash flows and the gain has been reflected as “gain on investments” in the accompanying statements of operations for 2002.

19.     Supplemental Disclosures of Cash Flow Information

      Supplemental information related to the Consolidated Statements of Cash Flows is summarized below:

	Years Ended December 31,

	2002	2001	2000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,369	$1,072	$907

Taxes paid	$1,090	$1,822	$817

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of equity securities in connection with business combinations, strategic alliances and services, and asset purchases	$39	$24,739	$6,068,122

Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliances	$—	$(151,171)	$—

Equipment acquired under capital lease obligations	$—	$168	$239

Deferred stock compensation and options granted in connection with acquisitions	$2,500	$—	$211,837

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

20.     Quarterly Financial Data (Unaudited)

      The following table summarizes the quarterly financial data for 2002 and 2001. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

			Net income	Net income
			(loss) per share	(loss) per share
	Revenues	Net income (loss)	(Basic)	(Diluted)

2002
March 31, 2002	$225,873	$(29,602)	$(.09)	$(.09)
June 30, 2002	227,644	(22,209)	(.07)	(.07)
September 30, 2002	230,955	4,538	.02	.01
December 31, 2002	241,405	(2,429)	(.01)	(.01)
Year Ended December 31, 2002	925,877	(49,702)	(.16)	(.16)

2001
March 31, 2001	$233,144	$(1,035,759)	$(2.90)	$(2.90)
June 30, 2001	228,766	(816,783)	(2.28)	(2.28)
September 30, 2001	215,577	(4,620,246)	(12.85)	(12.85)
December 31, 2001	223,541	(199,530)	(.62)	(.62)
Year Ended December 31, 2001	901,028	(6,672,318)	(19.14)	(19.14)

      As a result of certain reclassifications, the above amounts vary from amounts previously reported in the Company’s quarterly filings.

      Effective January 1, 2002, the Company adopted EITF 01-14 and has reclassified the reimbursement of out-of-pocket expenses as a component of both revenues and cost of operations. This reclassification resulted in an increase in previously reported revenue of $18,450, $18,730, $18,093 and $18,135 for the quarterly periods ended March 31, June 30, September 30, and December 31, 2001, respectively. All remaining differences between the amounts reflected above and amounts previously reported relate to the reclassification of Porex’s results of operations to reflect Porex as a continuing operation since the date of its acquisition on September 12, 2000. See Note 6.

Schedule II.     Valuation and Qualifying Accounts

	Years Ended December 31, 2002, 2001, and 2000

	Balance at	Charged to
	Beginning	Costs and			Balance at
	of Year	Expenses	Acquired	Write-offs	End of Year

	(In thousands)
December 31, 2002
Allowance for Doubtful Accounts	$27,391	$11,971	$34	$(16,571)	$22,825
Valuation Allowance for Deferred Tax Assets	944,522	20,288	(18,549)	—	946,261
December 31, 2001
Allowance for Doubtful Accounts	27,089	27,231	484	(27,413)	27,391
Valuation Allowance for Deferred Tax Assets	286,150	522,861	135,511	—	944,522
December 31, 2000
Allowance for Doubtful Accounts	3,557	12,057	14,859	(3,384)	27,089
Valuation Allowance for Deferred Tax Assets	117,492	248,469	(79,811)	—	286,150

S-1

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger dated as of January 22, 2000 among Registrant, Envoy Corporation, Quintiles Transnational Corp. and QFinance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed January 27, 2000)
2.2	—	Agreement and Plan of Merger dated as of February 13, 2000 between Registrant and Medical Manager Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.3	—	Agreement and Plan of Merger dated as of February 13, 2000 among Registrant, Avicenna Systems Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K/A filed February 24, 2000), as amended by Amendment No. 1 dated as of June 18, 2000 (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K filed July 24, 2000)
2.4	—	Agreement and Plan of Merger dated as of February 15, 2000 among Registrant, Tech Acquisition Corporation and OnHealth Network Company (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K/A filed February 22, 2000)
3.1	—	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed September 13, 2000), as amended by Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	—	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	—	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	—	Registration Rights Agreement dated as of April 1, 2002 between WebMD Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.4	—	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
10.1	—	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	—	Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/ WebMD Cable Corporation, Healtheon/ WebMD Internet Corporation, The News Corporation Limited, Fox Entertainment Group, Inc. AHN/FIT Cable, LLC and AHN/FIT Internet, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3	—	International Assignment Agreement dated as of February 15, 2001 among Registrant, HW International Holdings, Inc., The News Corporation Limited, Eastrise Profits Limited and IJV Holdings Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

Exhibit
No.		Description

10.4	—	Healtheon/ WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.5	—	Healtheon/ WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.6	—	Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.7	—	Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.8	—	Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 1, 2001)
10.9	—	Data Rights Agreement dated as of May 26, 2000, as amended, between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.10	—	Internet Product Development and Marketing Agreement dated as of May 26, 2000 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.11	—	Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.12*	—	Agreement dated as of October 8, 2001 between Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2001)
10.13*	—	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2000)
10.14*	—	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein
10.15*	—	Employment Agreement dated as of May 16, 1999 between the Registrant (as successor to Synetic, Inc.) and Michael A. Singer (incorporated by reference to Exhibit 10.26 to Medical Manager Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10.16*	—	Letter Agreement dated as of September 5, 2000 between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer (incorporated by reference to Exhibit 10.50 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2001)
10.17*	—	Employment Agreement dated as of July 1, 2000 between Medical Manager Corporation and Charles A. Mele, as amended (incorporated by reference to Exhibit 10.51 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
No.		Description

10.18*	—	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Anthony Vuolo, as amended (incorporated by reference to Exhibit 10.52 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2001)
10.19*	—	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2001)
10.20*	—	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Registrant’s Amendment on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2001)
10.21*	—	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement
10.22*	—	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10.23*	—	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.24*	—	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed August 1, 2000)
10.25*	—	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10.26*	—	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.27*	—	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.28*	—	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.29*	—	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.30*	—	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.31*	—	Form of Stock Option Agreement made as of December 7, 1994 between Synetic, Inc. and certain individuals (incorporated by reference to Exhibit 4.5 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-21555) filed February 11, 1997)
10.32*	—	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.33*	—	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.34*	—	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.35*	—	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)

Exhibit
No.		Description

10.36*	—	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.37*	—	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.38*	—	Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10.39*	—	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed May 16, 2002)
10.40*	—	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed March 15, 1999)
10.41*	—	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.42*	—	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.43*	—	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/ Prospectus included in Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
10.44*	—	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
12.1	—	Computation of Ratio of Earnings to Fixed Charges
21	—	Subsidiaries of Registrant
23.1	—	Consent of Ernst & Young LLP, Independent Auditors
24.1	—	Power of Attorney (see page 75)
99.1	—	Statement of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. § 1350
99.2	—	Statement of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. § 1350

*	Agreement relates to executive compensation. Synetic, Inc., a party to certain of these agreements, changed its name to Medical Manager Corporation in 1999 upon acquisition of the corporation now known as Medical Manager Health Systems, Inc., which was then known as Medical Manager Corporation.