Form 10-K/A
period 2002-12-31
WEBMD CORP /NEW/
filed 2003-04-30
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to

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

     As of June 28, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,533,835,956 (based on the closing price of the common stock of $5.63 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates). As of March 7, 2003, there were 303,935,066 shares of common stock outstanding.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The charts below list our directors and executive officers and are followed by biographic information about them.

Directors

Name	Age	Positions

Martin J. Wygod(1)	63	Chairman of the Board and Chief Executive Officer
Mark J. Adler, M.D.(2)(3)(4)	46	Director
Paul A. Brooke(1)(2)	57	Director
Neil F. Dimick	53	Director
Roger C. Holstein	50	Director and President
James V. Manning(1)(4)	56	Director
Herman Sarkowsky(3)	77	Director
Michael A. Singer	55	Director and Chief Executive Officer, WebMD Medical Manager
Joseph E. Smith(1)(2)(3)	64	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating Committee

Executive Officers

Name	Age	Positions

Martin J. Wygod	63	Chairman of the Board and Chief Executive Officer
Roger C. Holstein	50	President
Thomas P. Apker	46	Chief Executive Officer, WebMD Envoy
Wayne P. Gattinella	50	President, WebMD Health
William G. Midgette	47	Chief Executive Officer, Porex
Michael A. Singer	55	Chief Executive Officer, WebMD Medical Manager
K. Robert Draughon	43	Executive Vice President, Business Development
Kirk G. Layman	44	Executive Vice President, Administration
Charles A. Mele	46	Executive Vice President, General Counsel and Secretary
Anthony Vuolo	45	Executive Vice President and Chief Financial Officer
Steven Zatz, M.D.	46	Executive Vice President, Professional Information Services and Chief Medical Officer

      Martin J. Wygod has served as Chairman of the Board of Directors of WebMD since March 2001, as our Chief Executive Officer since October 2000 and as a director since September 2000. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. From May 1989 until its merger with WebMD in September 2000, Mr. Wygod was Chairman of the Board and a director of Medical Manager Corporation and its predecessor, Synetic, Inc. For part of that time, he was also Chief Executive Officer of Medical Manager. He also served as Chairman of the Board of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

      Roger C. Holstein has served as President of WebMD since October 2002 and as a director since December 2002. He served as Chief Executive Officer, WebMD Health from June 2001 to October 2002 and as a member of the Office of the President of WebMD from September 2001 until October 2002. He served as Executive Vice President, Marketing and Strategic Planning of WebMD from October 2000 until June 2001. Mr. Holstein served as Executive Vice President — Sales & Marketing and a director of CareInsite from March 1999 until the acquisition of CareInsite by WebMD in September 2000. Mr. Holstein was Executive Vice President — Marketing and Sales of Medical Manager from 1997 to July 1999. He was a Special Consultant to Merck-Medco Managed Care, L.L.C., a pharmacy benefits manager, from 1996 to 1998.

      Mark J. Adler, M.D., has served as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until its acquisition by WebMD in September 2000. Dr. Adler is an oncologist and has been medical director of the San Diego Cancer Center since he founded it in 1991 and is a director of the San Diego Cancer Research Institute. He is also President and Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California.

      Thomas P. Apker has served as Chief Executive Officer of WebMD Envoy since May 2002. He served as Chief Operating Officer of WebMD from December 2000 to May 2002. He also served as a member of WebMD’s Office of the President from September 2001 to October 2002. From March 1990 until January 1999, Mr. Apker was Senior Vice President of Operations at Merck-Medco and its predecessors.

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

      Neil F. Dimick has served as a director of WebMD since December 2002. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Board of Directors of Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other health care companies.

      K. Robert Draughon has served as WebMD’s Executive Vice President, Business Development since November 1999. From February 1998 until November 1999, he served as Chief Financial Officer of WebMD, Inc. From January 1988 to February 1998, he served as Chief Investment Officer for Fuqua Capital Corporation, a private investment firm based in Atlanta, Georgia.

      Wayne P. Gattinella has served as President, WebMD Health since August 2001. Previously, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for PeoplePC, an Internet service provider, from April 2000 to August 2001. From February 1998 to March 2000, Mr. Gattinella was President of North America for MemberWorks, Inc., a marketing services company. From January 1992 to February 1998, Mr. Gattinella was Executive Vice President of Marketing for Merck-Medco and its predecessors.

      Kirk G. Layman has served as Executive Vice President, Administration of WebMD since April 2002. From September 2000 to April 2002, Mr. Layman served as Senior Vice President, Finance of WebMD. Mr. Layman served as Senior Vice President — Finance and Chief Accounting Officer of Medical Manager and its predecessor, Synetic, from March 1999 until its merger with WebMD in September 2000 and served as Vice President — Financial Analysis of Synetic from May 1997 to March 1999. Prior to joining Synetic, Mr. Layman was with the accounting firm of Arthur Andersen, where he was a partner since 1995.

      James V. Manning has served as a director of WebMD since September 2000. He served as a director of CareInsite from 1999 until its acquisition by WebMD in September 2000. Mr. Manning was a member of the Board of Medical Manager and its predecessor, Synetic, from 1989 until its merger with WebMD in September 2000, was Vice Chairman of the Board from March 1998 to July 1999, was its Chief Executive Officer from January 1995 to March 1998, was its President from July 1996 to March 1998 and, until March 1998, was an executive officer for more than five years. Until December 1994, Mr. Manning had been an executive officer of Merck-Medco and its predecessors for more than five years. Mr. Manning is also Chairman of the Board of Group 1 Software, Inc., a computer software company.

      Charles A. Mele has served as Executive Vice President, General Counsel and Secretary of WebMD since January 2001. He served as Executive Vice President and Co-General Counsel of WebMD from September 2000 until January 2001. He served as a director of CareInsite from 1998 until its acquisition by WebMD in September 2000. Mr. Mele was Executive Vice President — General Counsel of Medical Manager and its predecessor, Synetic, from March 1998 until its merger with WebMD in September 2000 and was Vice President — General Counsel of Synetic from July 1995 to March 1998. Mr. Mele is also a director of Group 1 Software, Inc.

      William G. Midgette has served as Chief Executive Officer, Porex since August 2002. For more than five years prior to that, Mr. Midgette served in senior management positions at C.R. Bard, Inc., a healthcare products company, most recently as President, Bard International.

      Herman Sarkowsky has served as a director of WebMD since November 2000. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. Mr. Sarkowsky also served as a director of Medical Manager and its predecessor, Synetic, from 1989 until September 2000.

      Michael A. Singer has served as Chief Executive Officer, WebMD Medical Manager and as a director of WebMD since September 2000. He also served as a Member of the Office of the President from September 2001 to October 2002. Mr. Singer served as a director of CareInsite from 1999 until its acquisition by WebMD in September 2000. Mr. Singer was Vice Chairman and Co-Chief Executive Officer of Medical Manager from July 1999 until its merger with WebMD in September 2000. Mr. Singer was Chairman of the Board and Chief Executive Officer of Medical Manager Health Systems, Inc., then known as Medical Manager Corporation, and its predecessors for more than five years prior to July 1999.

      Joseph E. Smith has served as a director of WebMD since September 2000. Mr. Smith was a director of CareInsite from 1999 until September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, most recently as Corporate Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith also serves on the Board of Trustees of the International Longevity Center, a non-profit organization.

      Anthony Vuolo has served as Executive Vice President and Chief Financial Officer of WebMD since September 2000. Mr. Vuolo was Senior Vice President — Business Development and Treasurer of Medical Manager from March 1999 until its merger with WebMD in September 2000 and was Executive Vice President — Finance and Administration and Chief Financial Officer of Medical Manager and its predecessor, Synetic, from March 1998 until March 1999 and held senior management positions at Synetic for more than five years prior to March 1998.

      Steven Zatz, M.D. has served as Executive Vice President, Professional Information Services since January 2002 and as Chief Medical Officer since September 2001. Dr. Zatz served as Executive Vice President, Internet Portals and Applications Services of WebMD from October 2000 to January 2002. Dr. Zatz was a Senior Vice President, Medical Director of CareInsite from June 1999 until the acquisition of CareInsite by WebMD. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelley Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was the president of Physicians’ Online, an online portal for physicians.

      The terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting of Stockholders in 2003, the terms of Dr. Adler and Messrs. Sarkowsky and Singer will expire at our Annual Meeting in 2004, and the terms of Messrs. Dimick, Holstein and Smith will expire at our Annual Meeting in 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3, 4 and 5 furnished to us during or with respect to 2002, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements.

Item 11.     Executive Compensation

Executive Compensation

      The following table sets forth information concerning the compensation earned for services rendered to WebMD by the “named executive officers.” The named executive officers are our chief executive officer and our four other most highly compensated executive officers who earned more than $100,000 in 2002. In accordance with the rules of the SEC, this table does not include certain perquisites and other benefits received by the named executive officers, which do not exceed the lesser of $50,000 or 10% of any officer’s salary and bonus disclosed in this table.

Summary Compensation Table

					Long-Term
					Compensation

					Awards

		Annual Compensation			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)	Compensation

Martin J. Wygod	2002	$1,400,000		$475,000	—	—
Chairman of the Board of	2001	350,750	(1)	—	1,395,000	—
Directors and Chief	2000	300	(2)	—	— (3)	—
Executive Officer

Roger C. Holstein	2002	480,000		450,000	1,000,000	—
President	2001	450,000		175,000	500,000	—
	2000	121,250	(2)	—	— (4)	—

Charles A. Mele	2002	450,000		350,000	—	—
Executive Vice President,	2001	450,000		100,000	500,000	—
General Counsel and Secretary	2000	135,000	(2)	—	— (5)	—

Michael A. Singer	2002	450,000		170,000	—	—
Chief Executive Officer,	2001	450,000		100,000	500,000	—
WebMD Medical Manager	2000	135,000	(2)	—	— (6)	—

Anthony Vuolo	2002	450,000		200,000	—	—
Executive Vice President	2001	450,000		100,000	500,000	—
and Chief Financial Officer	2000	135,000	(2)	—	— (7)	—

(1)	Mr. Wygod’s annual salary was increased to $1.4 million per year, effective as of October 1, 2001.

(2)	Messrs. Wygod, Holstein, Mele, Singer and Vuolo were not employed by us prior to our mergers with Medical Manager and CareInsite on September 12, 2000. As a result, only compensation that we paid to those executive officers beginning on that date is reflected in this table.

(3)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 3,000,000 shares of our common stock at an exercise price of $12.75 per share, 25,000 shares of our common stock at an exercise price of $10.00 per share, 25,000 shares of our common stock at an exercise price of $14.80 per share, 25,000 shares of our common stock at an exercise price of $15.50 per share, 25,000 shares of our common stock at an exercise price of $22.90 per share and 585,000 shares of our common stock at an exercise price of $13.8462 per share.

(4)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 20,000 shares of our common stock at an exercise price of $5.20 per share, 625,000 shares of our common stock at an exercise price of $12.90 per share, 625,000 shares of our common stock at an exercise price of $13.95 per share, 234,000 shares of our common stock at an exercise price of $13.8462 per share and 750,000 shares of our common stock at an exercise price of $11.55 per share.

(5)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 75,000 shares of our common stock at an exercise price of $5.80 per share, 487,500 shares of our common stock at an exercise price of $12.90 per share, 212,500 shares of our common stock at an exercise price of $14.75 per share, 208,000 shares of our common stock at an exercise price of $13.8462 per share, 187,500 shares of our common stock at an exercise price of $18.20 per share, 97,500 shares of our common stock at an exercise price of $34.2308 per share, 625,000 shares of our common stock at an exercise price of $11.55 per share and 200,000 shares of our common stock at an exercise price of $12.75 per share.

(6)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 1,625,000 shares of our common stock at an exercise price of $28.55 per share and 1,125,000 shares of our common stock at an exercise price of $11.55 per share.

(7)	Does not include options to purchase shares of Medical Manager or CareInsite common stock that we assumed in our mergers with Medical Manager and CareInsite and that were converted in those mergers into options to purchase 100,000 shares of our common stock at an exercise price of $4.60 per share, 312,500 shares of our common stock at an exercise price of $4.00 per share, 77,500 shares of our common stock at an exercise price of $12.90 per share, 125,000 shares of our common stock at an exercise price of $13.95 per share, 125,000 shares of our common stock at an exercise price of $14.75 per share, 97,500 shares of our common stock at an exercise price of $13.8462 per share, 187,500 shares of our common stock at an exercise price of $18.20 per share, 97,500 shares of our common stock at an exercise price of $34.2308 per share, 625,000 shares of our common stock at an exercise price of $11.55 per share and 200,000 shares of our common stock at an exercise price of $12.75 per share.

      The following table presents information concerning the options to purchase our common stock granted during the fiscal year ended December 31, 2002 to our named executive officers.

Option Grants in Fiscal 2002

	Number of	Percent of
	Securities	Total Options		Exercise
	Underlying	Granted		or
	Options	to Employees		Base Price	Expiration	Grant Date
Name	Granted	in 2002		Per Share	Date	Present Value

Martin J. Wygod	—	—		—	—	—
Roger C. Holstein	1,000,000 (1)	21.2	%(2)	$5.71	10/23/12	$4,204,740 (3)
Charles A. Mele	—	—		—	—	—
Michael A. Singer	—	—		—	—	—
Anthony Vuolo	—	—		—	—	—

(1)	These options vest and become exercisable with respect to 20% of the shares on the first, second, third, fourth and fifth anniversaries of the date of grant.

(2)	Based upon the total number of options that we granted to our employees during 2002.

(3)	The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (a) the option exercise price, (b) the exercise of options within three years of the date that they become exercisable, (c) a risk-free interest rate of 1.85% per annum and (d) volatility of 0.9. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure you that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

      The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 2002. The values of in-the-money options are based on the year-end closing price of our common stock as of December 31, 2002 of $8.55 and are net of the option exercise price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

					Value of Unexercised
			Number of		In-the-Money Options at
			Securities Underlying		December 31, 2002
			Unexercised Options at
	Shares		December 31, 2002
	Acquired on	Value			Exercisable	Unexercisable
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	($)	($)

Martin J. Wygod	51,000	$258,570	2,614,999	2,414,001	$2,119,675	$4,761,605
Roger C. Holstein	—	—	1,932,066	1,801,934	853,330	4,546,670
Charles A. Mele	—	—	1,647,133	870,867	853,330	1,706,670
Michael A. Singer	—	—	2,354,166	895,834	853,330	1,706,670
Anthony Vuolo	100,000	337,000	1,420,833	926,667	2,275,205	1,706,670

Compensation of Non-Employee Directors

      Our non-employee directors each receive an annual retainer of $25,000. Members of the Audit Committee receive an additional annual retainer of $15,000. Directors do not receive per meeting fees, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.

      All non-employee directors are eligible to receive stock options under our 2000 Long-Term Incentive Plan and our 1996 Stock Plan, and outside directors receive stock options pursuant to automatic grants of stock options under our 2000 Long-Term Incentive Plan annually on January 1. In January 2002, Messrs. Brooke, Doerr, Manning, Sarkowsky and Smith and Dr. Adler each received an automatic annual grant of options to purchase 20,000 shares of WebMD common stock, with an exercise price equal to $7.06 per share. In November 2002, Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler each received an additional grant of options to purchase 20,000 shares of WebMD common stock, with an exercise price equal to $6.99 per share. In December 2002, upon his appointment to the Board, Mr. Dimick received a grant of options to purchase 20,000 shares of WebMD common stock, with an exercise price equal to $8.84 per share. Options granted to Mr. Doerr in 2002 were cancelled when he did not seek reelection to our Board of Directors on October 24, 2002.

Compensation Arrangements with Executive Officers

Arrangements with Martin J. Wygod

      In October 2001, we entered into a five-year employment agreement with Martin J. Wygod. The employment agreement provides that Mr. Wygod will be Chairman and Chief Executive Officer of WebMD. Mr. Wygod may elect to serve solely as Chairman of the Board and to perform duties commensurate with that position, in which case his resignation as Chief Executive Officer shall not terminate his employment agreement or result in any change in his compensation or the other terms of his employment. Mr. Wygod currently receives an annual base salary of $1,400,000.

      In the event of termination of Mr. Wygod’s employment by us without “cause” or by Mr. Wygod for “good reason,” as those terms are defined in his employment agreement, Mr. Wygod would become a consultant for us and would be entitled to receive a consulting fee equal to his salary and continuation of benefits for two years or, if longer, the expiration of the term of the employment period. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod which have not vested prior to the date of termination would be vested as of the date of termination and, assuming there has not been a “change in control” (as defined in the employment agreement), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he would receive the same benefits as described above.

      The employment agreement provides that, in the event of a “change in control” (as defined in the employment agreement, which definition includes certain business combination transactions) of WebMD, all outstanding options and other forms of equity compensation would become immediately vested on the date of the change in control and, if following the change in control, Mr. Wygod’s employment terminates for any reason other than cause, they will continue to be exercisable until the tenth anniversary of the applicable date of grant. A change in control is also an event that constitutes “good reason” for purposes of a termination by Mr. Wygod.

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Roger C. Holstein

      We are party to an employment agreement, dated October 23, 2002, with Roger C. Holstein, our President, which provides for an employment period through December 31, 2007. Mr. Holstein currently receives an annual base salary of $600,000. Mr. Holstein is entitled to a bonus of $450,000 for the year ended December 31, 2002, and beginning in 2003, and continuing each year for the duration of his employment, Mr. Holstein is eligible to receive a bonus of up to 100% of his base salary in the event that the Company attains certain specified performance goals.

      In the event of the termination of Mr. Holstein’s employment by us “without cause” or by Mr. Holstein for “good reason,” as those terms are defined in Mr. Holstein’s employment agreement, he would be entitled to: (a) the greater of (i) a two year continuation of his base salary in effect immediately prior to the effectiveness of the employment agreement ($450,000 per year) or (ii) a continuation of his base salary in effect at the time of termination for six months for each six month period from the effectiveness of the employment agreement (in no event will such salary continuation continue for longer than three years); and (b) continued participation in our benefit plans (or comparable plans) for the duration of the severance period. In addition, all options granted to Mr. Holstein shall remain outstanding and continue to vest, and shall otherwise be treated as if Mr. Holstein remained employed by the Company, through the second anniversary of the termination date.

      Mr. Holstein may terminate his employment upon 30 days notice at any time after 11 months following a Change in Control (as defined in the employment agreement) and, if this occurs: (a) Mr. Holstein would be entitled receive the greater of (i) the salary continuance he would be entitled to if his employment were terminated “without cause” or for “good reason” or (ii) a continuation of his base salary through October 23, 2007; (b) his participation in our benefit plans (or comparable plans) would continue for the duration of the severance period; and (c) all options granted to Mr. Holstein which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements.

      Mr. Holstein may also terminate his employment upon 30 days notice at any time after the 11 month anniversary of the date on which Mr. Wygod is neither Chairman of the Board nor Chief Executive Officer of WebMD. If Mr. Holstein terminates his employment in those circumstances: (a) he would be entitled to salary continuation from the date of termination through the second anniversary thereof; (b) his participation in our benefit plans (or comparable plans) would continue for the duration of the severance period; and (c) all options granted to Mr. Holstein which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain outstanding as if Mr. Holstein remained in the employ of the Company until the earlier of (i) five years from the date of termination and (ii) the date on which the stock option would have expired under the terms of the applicable stock option plan or agreement. Mr. Holstein (or his estate) would have the same rights in the event of Mr. Holstein’s “permanent disability” (as defined in the employment agreement) or his death.

      If Mr. Holstein’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Holstein would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Holstein’s employment.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Holstein incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Charles A. Mele

      We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary, which provides for an employment period through July 1, 2006. Mr. Mele currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation.

      In the event of the termination of Mr. Mele’s employment due to his death or disability, by us “without cause” or by Mr. Mele for “good reason,” as those terms are defined in Mr. Mele’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination) and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Mele which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement. A change in control (which is defined in the employment agreement) of WebMD is an event that constitutes good reason.

      If Mr. Mele’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Mele would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of the second anniversary of the date employment has ceased and the last day of the term of the agreement.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Michael A. Singer

      We are party to an employment agreement with Michael A. Singer, Chief Executive Officer, WebMD Medical Manager, which provides for an employment period through July 23, 2004. Mr. Singer currently receives an annual base salary of $450,000.

      In the event of the termination of Mr. Singer’s employment by us “without cause” or by Mr. Singer for “good reason,” as those terms are defined in Mr. Singer’s employment agreement, he would be entitled to: (i) continuation of his base salary in effect at the time of termination for a period of two years and (ii) continued participation in our benefit plans (or comparable plans) for the duration of the severance period or, if earlier, until he is eligible for comparable plans with a subsequent employer. In addition, the option granted to Mr. Singer on June 5, 2000 will be deemed fully vested and exercisable on the date of termination and would remain exercisable for the duration of the severance period. If a change in control (as defined in the employment agreement) occurs, Mr. Singer may resign for good reason at any time after the six month anniversary of the change in control (or immediately if the incumbent directors did not approve the change in control).

      The merger with Medical Manager constituted a change in control and an event of good reason for purposes of Mr. Singer’s employment agreement after the six month anniversary of the merger date (March 12, 2001). On September 5, 2000, Mr. Singer agreed that if he resigned following March 12, 2001 as a result of the Medical Manager merger, his severance benefits would be based upon an annual base salary of $250,000 and his June 5, 2000 option would not vest. The option granted to Mr. Singer on July 23, 1999 was deemed fully vested on the six month anniversary of the merger.

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

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of (a) the first anniversary of the date of termination; (b) July 23, 2004; or (c) the last day on which Mr. Singer is receiving severance or benefits following his separation from the employ of our company.

Arrangements with Anthony Vuolo

      We are party to an employment agreement with Anthony Vuolo, our Executive Vice President, Chief Financial Officer, which provides for an employment period through July 1, 2006. Mr. Vuolo currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation.

      In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us “without cause” or by Mr. Vuolo for “good reason,” as those terms are defined in Mr. Vuolo’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination); and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Vuolo which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement. A change in control (as defined in the employment agreement) of WebMD is an event that constitutes good reason.

      If Mr. Vuolo’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Vuolo would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of the second anniversary of the date employment has ceased and the last day of the term of the agreement.

      The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

      The current members of the Compensation Committee of our Board of Directors are Mark J. Adler, M.D., Herman Sarkowsky and Joseph E. Smith. L. John Doerr, who did not seek reelection as a member of the Board of Directors in 2002, also served as a member of the Compensation Committee in 2002.

      No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of WebMD common stock, as of April 9, 2003 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our common stock, by each of our directors, by each of our named executive officers, as described below under “Executive Compensation,” and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Options(2)	Shares	Outstanding(2)

FMR Corp.	33,123,998	(3)	—	33,123,998	10.9
82 Devonshire Street
Boston, Massachusetts 02109
Mark J. Adler, M.D.	32,000	(4)	70,582	102,582	*
Paul A. Brooke	371,667	(5)	44,582	416,249	*
Neil F. Dimick	—		—	—	*
Roger C. Holstein	20,636	(6)	2,119,566	2,140,202	*
James V. Manning	859,047	(7)	82,582	941,629	*
Charles A. Mele	249,781	(8)	1,843,716	2,093,497	*
Herman Sarkowsky	570,994	(9)	344,582	915,576	*
Michael A. Singer	9,222,825	(10)	2,635,416	11,858,241	3.9
Joseph E. Smith	29,250		70,582	99,832	*
Anthony Vuolo	27,229	(11)	1,642,416	1,669,645	*
Martin J. Wygod	7,648,230	(12)	2,927,499	10,575,729	3.4
All executive officers and directors as a group (17 persons)	18,819,089		14,616,739	33,435,828	10.5

*	Less than 1%.

(1)	The amounts set forth below for Messrs. Holstein, Mele, Singer, Vuolo and Wygod include 200 shares allocated to each of them pursuant to the WebMD Corporation Performance Incentive Plan, a retirement plan intended to be qualified under Section 401(a) of the Internal Revenue Code (which we refer to in this table as PIP Shares). The amount set forth below for “All executive officers and directors as a group” includes an aggregate of 2,000 PIP Shares. Performance Incentive Plan participants do not have dispositive power with respect to PIP Shares (including vested PIP Shares) until the shares are distributed in accordance with the terms of the Plan. Participants will forfeit all rights with respect to unvested PIP Shares if they leave WebMD for any reason other than death or disability. Generally, one-third of the number of PIP Shares allocated to each participant vests on each December 31 following the allocation.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. Accordingly, we have set forth, in the column entitled “Options,” the number of shares of WebMD common stock that each person listed has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 9, 2003. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 9, 2003 (which was 304,237,857) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Options.”

(3)	The information shown is as of December 31, 2002 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund, Abigail P. Johnson and Edward C. Johnson, 3d in a Schedule 13G filed with the Commission. Such persons reported that FMR Corp. and the other members of the filing group have sole power to dispose or to direct the disposition of 33,123,998 shares of WebMD common stock and sole power to vote or to direct the vote of 1,277,271 shares of WebMD Common Stock. Sole power to vote the other shares of WebMD common stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 19,920,600 shares of WebMD common stock at of December 31, 2002.

(4)	Represents 10,000 shares held by Dr. Adler and 22,000 shares held by the Adler Family Trust.

(5)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(6)	Includes 200 PIP Shares.

(7)	Represents 787,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Manning and Mr. Wygod are trustees and share voting and dispositive power.

(8)	Represents 80,975 shares held by Mr. Mele, 1,622 shares allocated to Mr. Mele’s account under a 401(k) Plan, 200 PIP Shares and 166,984 shares held by the Rose Foundation, a private charitable foundation of which Mr. Mele and Mr. Wygod are trustees and share voting and dispositive power.

(9)	Represents 437,662 shares held by Mr. Sarkowsky, 95,832 shares held by Sarkowsky Family L.P. and 37,500 shares held by a charitable foundation of which Mr. Sarkowsky is a director.

(10)	Represents 9,171,875 shares held by MAS 1997 Family Limited Partners, the general partner of which is a company controlled by Mr. Singer and the sole limited partner of which is Mr. Singer, 50,750 shares held by MDDS Partnership Limited, the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members, and 200 PIP Shares.

(11)	Represents 24,833 shares held by Mr. Vuolo, 1,610 shares allocated to Mr. Vuolo’s account under a 401(k) Plan, 200 PIP Shares and 586 shares held by Mr. Vuolo’s spouse.

(12)	Represents 7,240,867 shares held by Mr. Wygod, 200 PIP Shares, 7,600 shares held by Mr. Wygod’s spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Wygod and Mr. Manning are trustees and share voting and dispositive power, and 166,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

      The following table contains certain information, as of December 31, 2002, about our equity compensation plans.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category(1)	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	31,534,563	$11.38	19,612,870	(2)
Equity compensation plans not approved by security holders(3)	27,323,869	$5.75	1,315,389	(4)

Total	58,858,432	$8.77	20,928,259	(2)(4)

(1)	This table does not include (a) outstanding options to acquire 58,288,112 shares of WebMD common stock at a weighted-average exercise price of $16.14 per share that were assumed by WebMD in mergers or acquisitions or (b) outstanding warrants to acquire 18,604,162 shares of WebMD common stock at a weighted-average exercise price of $24.32 per share that were assumed by WebMD in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see note 15 to the consolidated financial statements in this Annual Report.

(2)	Includes 2,841,022 shares of common stock reserved for issuance under our 1998 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see note 15 to the consolidated financial statements in this Annual Report.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and NASDAQ rules at the time the plans were created. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 8,914,494 shares of WebMD common stock at a weighted-average exercise price of $8.89 per share. None of these warrants are held by WebMD employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see notes 3 and 14 to the consolidated financial statements in this Annual Report. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 603,803 shares of WebMD common stock available for grant under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

      2001 Stock Plan. The 2001 Employee Non-Qualified Stock Option Plan authorizes the grant of awards of non-qualified options to purchase shares of our common stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2002, options to purchase 114 shares of our common stock remained available for grant under the 2001 Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of WebMD common stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of the Company. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to Martin J. Wygod the authority to grant options and determine the terms and conditions of such grant in accordance with the terms of the Plan.

      2002 Restricted Stock Plan. During 2002, WebMD adopted the 2002 Restricted Stock Plan. The 2002 Restricted Stock Plan authorizes the grant of awards of shares of WebMD common stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2002, 603,803 shares of restricted common stock remained available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under the plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of the plan has been delegated to Martin J. Wygod.

      Envoy Stock Plan. In January 2000, our Board of Directors adopted the WebMD Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorizes the grant of awards of non-qualified options to purchase shares of our common stock and grants of shares of common stock. As of December 31, 2002, 711,472 shares of our common stock remained available for option grants or grants of shares under the Envoy Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one fiscal year under the Envoy Stock Plan to any one person is 1,000,000, except that, in connection with an employee’s initial employment, he or she may be granted options to purchase an additional 500,000 shares which shall not count against the 1,000,000 limit. The terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

      Option Agreement with Wayne Gattinella. The option agreement, entered into on August 20, 2001, provides for a nonqualified option to purchase 600,000 shares of common stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of WebMD common stock on the date of grant. No further shares of our common stock are available for grant under this option agreement. Subject to Mr. Gattinella’s continued employment (except as set forth below), the option vests and becomes exercisable with respect to 25% of the shares on the first, second, third, and fourth anniversaries of the date of grant and expires on the tenth anniversary of the date of grant. In the event of the termination of Mr. Gattinella’s employment without cause or for good reason (as such terms are defined in his employment agreement), the option, to the extent unvested, will remain outstanding and continue to vest as if he remained in the employ of the Company through the first anniversary of the date of termination. In addition, on the one year anniversary of a change in control (or earlier if his employment is terminated without cause for good reason, 75% of the unvested portion of the option shall vest. Except as described above, the stock option agreement contains terms consistent with our other option plans.

Item 13.     Certain Relationships and Related Transactions

      On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, our Executive Vice President, Business Development. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan is full recourse and is secured by a pledge by Mr. Draughon of all shares of WebMD common stock owned by him and all options to purchase shares of WebMD common stock owned by him. As of April 9, 2003, approximately $107,000 of the principal amount and approximately $1,000 of accrued interest were outstanding.

      We were reimbursed approximately $367,000 during 2002 by Martin J. Wygod, our Chairman of the Board of Directors and Chief Executive Officer, and a corporation that he controls, for the partial use of our office facilities, for services rendered by our employees and for expenses relating to use of chartered aircraft.

      We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, Chief Executive Officer, WebMD Medical Manager and a member of our Board of Directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2009. During 2002, the aggregate amount of rent payable under the lease was approximately $967,000.

      Dr. Adler, a non-employee director of WebMD, is a partner in a 14 doctor group medical practice that is a customer of WebMD Medical Manager. The practice purchases products and services on terms generally available, in the ordinary course of our business, to similar customers. During 2002, the aggregate amount payable to WebMD Medical Manager by this practice was approximately $142,000.

      Affiliates of FMR Corp. provide services to us in connection with the administration of the WebMD 401(k) Savings Plan and the Porex 401(k) Savings Plan. During 2002, the aggregate amount payable by us for these services was approximately $97,000.

Item 14.     Controls and Procedures

      WebMD management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, which was completed during the 90 days prior to the date on which this amendment on Form 10-K/A was filed with the Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2003.

WEBMD CORPORATION

By:	/s/ LEWIS H. LEICHER

LEWIS H. LEICHER
Senior Vice President

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Martin J. Wygod, certify that:

      1. I have reviewed this amendment on Form 10-K/A to the annual report of WebMD Corporation;

      2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      5. The registrant’s other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ MARTIN J. WYGOD

MARTIN J. WYGOD
Chairman and Chief Executive Officer
(Principal executive officer)

I, Anthony Vuolo, certify that:

      1. I have reviewed this amendment on Form 10-K/A to the annual report of WebMD Corporation;

      2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      5. The registrant’s other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ ANTHONY VUOLO

ANTHONY VUOLO
Executive Vice President and Chief Financial Officer
(Principal financial officer)