Form 10-Q
period 2003-03-31
WEBMD CORP /NEW/
filed 2003-05-13
CIK 1009575

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes ☒     No ☐

As of May 8, 2003, there were 303,120,851 shares of the

registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2003

WebMD®, WebMD Health®, The Medical Manager®, ULTIATM, IntergyTM, Envoy®, ExpressBill®, Medscape®, WellMed® and POREX® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 26, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 26 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,652	$179,541
Short-term investments	214,276	10,888
Accounts receivable, net	176,571	170,467
Inventory	18,489	18,804
Current portion of prepaid content and distribution services	25,660	25,406
Other current assets	18,447	26,197

Total current assets	706,095	431,303

Marketable debt securities	218,602	449,289
Marketable equity securities	7,407	7,427
Property and equipment, net	91,714	94,737
Prepaid content and distribution services	42,324	48,532
Goodwill	629,217	629,055
Intangible assets, net	58,989	79,536
Other assets	26,240	26,369

	$1,780,588	$1,766,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,711	$11,494
Accrued expenses	207,992	212,600
Deferred revenue	85,365	81,179
Current portion of long-term debt	6,546	6,546

Total current liabilities	311,614	311,819

Convertible subordinated notes	300,000	300,000
Other long-term liabilities	605	628

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized; 378,482,167 shares issued at March 31, 2003; 374,661,064 shares issued at December 31, 2002.	38	37
Additional paid-in capital	11,699,274	11,682,443
Deferred stock compensation	(13,836)	(17,805)
Treasury stock, at cost; 74,265,669 shares at March 31, 2003; 74,254,669 shares at December 31, 2002.	(327,635)	(327,542)
Accumulated deficit	(10,202,406)	(10,195,048)
Accumulated other comprehensive income	12,934	11,716

Total stockholders’ equity	1,168,369	1,153,801

	$1,780,588	$1,766,248

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$234,743	$225,873
Costs and expenses:
Cost of operations	134,380	138,531
Development and engineering	11,012	10,868
Sales, marketing, general and administrative	70,070	79,366
Depreciation and amortization	27,976	32,759
Restructuring and integration benefit	—	3,750
Gain on investments	183	—
Interest income	5,055	3,140
Interest expense	2,921	141

Loss before income tax provision	(6,378)	(28,902)
Income tax provision	980	700

Net loss	$(7,358)	$(29,602)

Basic and diluted net loss per common share	$(0.02)	$(0.09)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share	302,892	311,668

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,358)	$(29,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,976	32,759
Amortization of debt issuance costs	375	—
Non-cash content and distribution services	6,146	7,260
Non-cash stock-based compensation	3,757	7,576
Gain on investments	(183)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,074)	(1,692)
Inventory	315	(1,894)
Prepaid content and distribution services	(191)	(1,649)
Accounts payable	190	(3,389)
Accrued expenses	(4,610)	10,049
Deferred revenue	4,112	8,393
Other, net	9,495	807

Net cash provided by operating activities	33,950	28,618

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	801	79,248
Proceeds from maturities and redemptions of held-to-maturity securities	101,919	1,055
Purchases of available-for-sale securities	(1,164)	—
Purchases of held-to-maturity securities	(75,119)	(156,714)
Purchases of property and equipment	(4,022)	(5,753)
Cash paid in business combinations, net of cash acquired	(344)	(1,142)

Net cash provided by (used in) investing activities	22,071	(83,306)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,025	5,351
Payments of notes payable and other	(19)	(645)
Redemption of Series B Preferred Stock	—	(10,000)
Purchases of treasury stock	(93)	—

Net cash provided by (used in) financing activities	16,913	(5,294)
Effect of exchange rates on cash	177	(121)

Net increase (decrease) in cash and cash equivalents	73,111	(60,103)
Cash and cash equivalents at beginning of period	179,541	286,273

Cash and cash equivalents at end of period	$252,652	$226,170

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      Porex Corporation and the Company’s other Plastic Technologies subsidiaries (collectively referred to as “Porex”) had previously been reported as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, the Company terminated its divestiture plan for Porex. Accordingly, the assets and operations of Porex have been reclassified within continuing operations since September 12, 2000, its date of acquisition. The operations of Porex have been included in a separate operating segment, “Plastic Technologies.”

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, restructuring costs and the value attributed to warrants issued for services.

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, and manufacturing overhead. Market value is based on current replacement

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Raw materials and supplies	$5,526	$5,869
Work-in-process	1,594	1,481
Finished goods and other	11,369	11,454

	$18,489	$18,804

Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,

	2003	2002

Net loss as reported	$(7,358)	$(29,602)
Deduct: Stock-based employee compensation expense included in reported net loss	3,757	7,576
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,958)	(32,782)

Pro forma net loss	$(21,559)	$(54,808)

Net loss per common share:
Basic and diluted — as reported	$(0.02)	$(0.09)

Basic and diluted — pro forma	$(0.07)	$(0.18)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net loss has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2003 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions consistent with the 2002 assumptions, which were included in Note 15 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Business Combinations

2003 Acquisitions

      During the three months ended March 31, 2003, the Company acquired one physician services company for a cost of $350, which was paid in cash. This acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. In connection with the preliminary allocation of the purchase price, goodwill of $197 and intangible assets subject to amortization of $192 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $96 related to a non-compete agreement with an estimated useful life of three years and $96 related to customer relationships with an estimated useful life of nine years. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date and are included in the Physician Services segment.

2002 Acquisitions

      On October 31, 2002, the Company acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19,031, comprised of $18,781 in cash and estimated acquisition costs of $250. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $17,973 and an intangible asset subject to amortization of $2,700 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of acquired unpatented technology and has a useful life of three years. The results of operations of WellMed have been included in the financial statements of the Company from October 31, 2002, the closing date of the acquisition. WellMed’s results of operations are included in the Portal Services segment.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

      The pro forma impact of the 2003 Acquisitions and the 2002 Acquisitions was not significant in any of the periods presented.

3. Restructuring and Integration

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from the acquisitions made by the Company since November 1999 and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers.

      Additionally, as part of the Company’s restructuring and integration efforts, the Company also undertook a review of its existing strategic relationships in light of several criteria, including strategic relevance to both the Company and the Company’s partners, potential conflicts with other agreements as a result of the numerous acquisitions made by the Company, profitability and impact on future revenue streams. These reviews resulted in significant revisions to some of the Company’s strategic relationships. The Company’s restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from the Company’s acquisition of Medscape in December 2001 was initiated. Additionally, the Plastic Technologies segment consolidated a manufacturing facility in 2002 as part of a separate restructuring plan.

      The Company has substantially completed its restructuring and integration efforts. The balance of the restructuring and integration accrual as of March 31, 2003 is primarily related to remaining lease payments of previously vacated facilities. The following table presents cash activity in the restructuring and integration related accrual:

	Severance	Facilities	Total

Balance at December 31, 2002	$244	$33,613	$33,857
Accruals	—	—	—
Cash payments	(50)	(1,915)	(1,965)

Balance at March 31, 2003.	$194	$31,698	$31,892

4. Stockholders’ Equity

Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100,000 and on November 7, 2002 it was increased to $150,000. As of March 31, 2003, the Company had repurchased a total of 20,002,160 shares at a cost of approximately $86,135 under the Program, of which 11,000 shares were repurchased during the three months ended March 31, 2003 for an aggregate purchase price of $93. The Company did not repurchase any of its common stock during the three months ended March 31, 2002. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2003, the Company had $63,865 available to repurchase shares of its common stock under the Program.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Convertible Redeemable Preferred Stock

      In September 2000, the Board of Directors authorized 200 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Preferred in exchange for all the outstanding shares of CareInsite’s preferred stock. The Series B Preferred was convertible in March 2002 into an aggregate of 263,957 shares of common stock (conversion price of $37.885) plus a warrant to acquire an equal number of shares at $37.885 per share. Additionally, the Series B Preferred was redeemable for an aggregate of $10,000 at the option of the Company or the holder in March 2002 or at the option of the holder following the notice of a change of control of the Company. In March 2002, the Company redeemed the outstanding Series B Preferred for $10,000 in accordance with its terms.

5. Convertible Subordinated Notes and Long-Term Debt

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “Notes”) in a private offering. Interest on the Notes will accrue at the rate of 3 1/4% per annum and is payable semi-annually on April 1 and October 1 of each year. Unless previously redeemed or converted, the Notes will mature on April 1, 2007. The Notes are convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock, subject to adjustment in certain circumstances. The Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the Notes of $8,000, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the Notes. The amortization of the issuance costs is included in interest expense.

      As of March 31, 2003, the Company’s long-term and short-term debt totaled $6,661. The largest component within this balance is a $6,531 note payable bearing interest at 6.23% per annum, which was paid in full on April 1, 2003. Remaining amounts relate to capital leases and other notes payable which are not material, individually or in the aggregate, to the Company’s consolidated financial position.

6. Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain on investments, non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Portal Services or WebMD Health provides online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. The group also provides online content for use by media and healthcare partners on their Web sites. The group develops and sells online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions.

      Plastic Technologies or Porex develops, manufactures and distributes proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in medical device, research, clinical laboratory and surgical markets.

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss is presented below:

	Three Months Ended
	March 31,

	2003	2002

Revenues
Transaction services	$115,493	$117,927
Physician services	72,011	66,089
Portal services	22,180	17,134
Plastic technologies	30,538	29,541
Inter-segment eliminations	(5,479)	(4,818)

	$234,743	$225,873

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$24,051	$17,538
Physician services	6,297	6,252
Portal services	4,018	(4,837)
Plastic technologies	7,280	7,598
Corporate	(12,462)	(14,607)
Interest income	5,055	3,140
Interest expense	(2,921)	(141)

	$31,318	$14,943

Restructuring, taxes, non-cash and other items
Depreciation and amortization	$(27,976)	$(32,759)
Non-cash content and distribution services and stock compensation	(9,903)	(14,836)
Restructuring and integration benefit	—	3,750
Gain on investments	183	—
Income tax provision	(980)	(700)

Net loss	$(7,358)	$(29,602)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Fair Value of Financial Instruments

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

	March 31, 2003		December 31, 2002

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$252,652	$252,652	$179,541	$179,541
Short-term investments	209,176	214,276	10,865	10,897
Marketable securities — long-term	221,772	233,502	448,286	464,638
Liability:
Convertible subordinated notes	$300,000	$369,819	$300,000	$348,000

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value and gains relating to the Company’s investments in debt and equity securities:

	March 31, 2003			December 31, 2002

	Cost or	Gross		Cost or	Gross
	Amortized	Unrealized		Amortized	Unrealized
	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Short-Term
Held to maturity:
Certificate of deposits and marketable debt securities	$1,000	$—	$1,000	$2,919	$9	$2,928
Available for sale:
Certificate of deposits and marketable debt securities	208,176	5,100	213,276	7,946	23	7,969

Total	$209,176	$5,100	$214,276	$10,865	$32	$10,897

Long-Term
Held to maturity:
Marketable debt securities	$218,602	$7,493	$226,095	$243,475	$7,922	$251,397
Available for sale:
Marketable debt securities	—	—	—	201,641	4,173	205,814
Equity securities	3,170	4,237	7,407	3,170	4,257	7,427

Total	$221,772	$11,730	$233,502	$448,286	$16,352	$464,638

      As of March 31, 2003, the Company’s short-term investments consisted of certificates of deposit, U.S. Treasury Notes, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company. As of December 31, 2002, the Company’s short-term

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments consisted of certificates of deposit, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company.

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Held to maturity:
Due in one year or less	$1,000	$1,000
Due after one year through five years	218,602	226,095

Total	$219,602	$227,095

Available for sale:
Due in one year or less	$208,176	$213,276

8. Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”) for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      The Company has excluded all convertible subordinated notes and restricted stock as well as all outstanding warrants and all outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted loss per share were 163,670,867 and 155,770,641 for the three months ended March 31, 2003 and 2002, respectively.

9. Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss, such as changes in unrealized holding gains on available-for-sale marketable securities and foreign currency translation adjustments. During the three months ended March 31, 2003 and 2002, unrealized holding gains increased by $884 and $985 and foreign currency translation gains (losses) were $334 and ($211), respectively. Comprehensive loss for the three months ended March 31, 2003 and 2002 was $6,140 and $28,828, respectively.

10. Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003.	$341,967	$182,085	$23,705	$81,298	$629,055
Goodwill recorded during the period	—	197	—	—	197
Effects of exchange rates	—	—	—	(35)	(35)

Balance as of March 31, 2003.	$341,967	$182,282	$23,705	$81,263	$629,217

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets subject to amortization consist of the following:

	March 31, 2003			December 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$209,482	$(196,397)	$13,085	$209,386	$(179,127)	$30,259
Trade names	29,629	(16,900)	12,729	29,629	(14,318)	15,311
Non-compete agreements	2,364	(431)	1,933	2,268	(295)	1,973
Technology and patents	176,660	(145,418)	31,242	176,660	(144,667)	31,993

Total	$418,135	$(359,146)	$58,989	$417,943	$(338,407)	$79,536

      Amortization expense was $20,739 and $26,024 for the three months ended March 31, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003	$33,205
2004	6,402
2005	5,050
2006	2,289
2007	1,713
Thereafter	31,069

11. Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS No. 148”). The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires the Company to disclose, in both annual and interim financial statements, the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company applies the intrinsic value method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in the Company’s interim and annual financial statements about obligations under certain guarantees. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company’s consolidated financial position or results of operations.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have any impact on our consolidated financial position or results of operations.

12. Commitments and Contingencies

      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2002 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s financial position or results of operations.

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

      All amounts are reflected in thousands, except share and per share data, unless otherwise noted.

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

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, accruals related to our restructuring program, contingencies and litigation.

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

Physician Services or WebMD Medical Manager. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally billed on a monthly or per transaction basis, as we provide the service.

Portal Services or WebMD Health. Customers pay us for advertising, sponsorship, healthcare management tools, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or a co-branded Web site with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2002.

•	Investments. Our investments, at March 31, 2003, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and an equity investment in a publicly traded company. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of advertising services we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration efforts, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions, could have an impact on these estimates.

Restructuring and Integration Initiatives

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from the acquisitions made by us since November 1999 and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

      Additionally, as part of our restructuring and integration efforts, we also undertook a review of our existing strategic relationships in light of several criteria, including strategic relevance to both us and our partners, potential conflicts with other agreements as a result of the numerous acquisitions made by us, profitability and impact on future revenue streams. These reviews resulted in significant revisions to some of our strategic relationships. Our restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from our acquisition of Medscape in December 2001 was initiated. Additionally, our Plastic Technologies segment consolidated a manufacturing facility in 2002 as part of a separate restructuring plan.

      We have substantially completed our restructuring and integration efforts, with the primary exception being remaining lease payments of previously vacated facilities.

Results of Operations

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

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our Transaction Services products, and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits, indirect labor and product development related to our Plastic Technologies segment.

      Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired in exchange for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, Microsoft, AOL and other partners. Stock compensation is primarily related to deferred compensation associated with the intrinsic value of the unvested portion of stock options issued in exchange for outstanding stock options of companies we acquired in 2000, and the excess of the market price over the exercise price of certain options granted to employees.

      The following discussion includes a comparison of the results of operations for the three months ended March 31, 2003 to the three months ended March 31, 2002.

Consolidated

      Revenue. Revenues for the three months ended March 31, 2003 were $234,743, compared to $225,873 a year ago. Physician Services, Portal Services and Plastic Technologies segments were responsible for $5,922, $5,046 and $997, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $2,434 in Transaction Services and an increase of $661 in inter-segment eliminations.

Costs and Expenses

      Cost of Operations. Cost of operations decreased to $134,380 for the three months ended March 31, 2003, compared to $138,531 a year ago. Our cost of operations represented 57.2% of revenues for the three months ended March 31, 2003, compared to 61.3% for the three months ended March 31, 2002. This decrease was primarily due to the elimination of costs related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings exited in May of 2002, as well as lower data communication costs in our Transaction Services segment. In addition, contributing to the decline, cost of operations for the three months ended March 31, 2003 does not include any non-cash expenses related to content and distribution services, compared to $974 a year ago.

      Development and Engineering. Development and engineering expense was $11,012 for the three months ended March 31, 2003, which was relatively unchanged from $10,868 a year ago.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased 11.7% to $70,070 for the three months ended March 31, 2003, compared to $79,366 a year ago. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $6,146 for the three months ended March 31, 2003, compared to $6,286 a year ago. This decrease was primarily due to the expiration of certain content and distribution alliance agreements. Non-cash stock compensation was $3,757 for the three months ended March 31, 2003, compared to $7,576 a year ago. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, decreased to $60,167, or 25.6% of revenue, for the three months ended March 31, 2003, compared to $65,504, or 29.0% of revenue, a year ago. This decrease is primarily due to lower cost associated with marketing efforts in our Portal Services segment.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $27,976 for the three months ended March 31, 2003, compared to $32,759 a year ago. The decrease was the result of intangible assets relating to certain acquisitions made in 1999 and 2000 becoming fully amortized.

      Restructuring and Integration Benefit. Restructuring and integration benefit for the three months ended March 31, 2002 of $3,750, related to a payment received in settlement of certain contractual obligations.

      Gain on Investments. Gain on investments of $183 primarily consists of a gain related to two of our investments in held-to-maturity securities that were called for early redemption during the quarter.

      Interest Income. Interest income increased to $5,055 during the three months ended March 31, 2003, compared to $3,140 a year ago. This increase is due to higher investment balances, primarily related to the $292,000 of net proceeds received from our issuance of 3 1/4% Convertible Subordinated Notes on April 1, 2002.

      Interest Expense. Interest expense increased to $2,921 for the three months ended March 31, 2003, compared to $141 a year ago as a result of interest expense and amortization of debt issuance costs related to the 3 1/4% Convertible Subordinated Notes issued in April 2002.

      Income Tax Provision. Income tax provision for the three months ended March 31, 2003 and 2002 includes tax expense for operations that are profitable in certain states and foreign countries. Accordingly, we provided for $980 and $700 of state, local and foreign income taxes for the three months ended March 31, 2003 and 2002, respectively.

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

      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, gain on investments, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Results for the three months ended March 31, 2003 and 2002 for each of our segments and a reconciliation to net loss is presented below:

	Three Months Ended
	March 31,

	2003	2002

Revenues
Transaction services	$115,493	$117,927
Physician services	72,011	66,089
Portal services	22,180	17,134
Plastic technologies	30,538	29,541
Inter-segment eliminations	(5,479)	(4,818)

	$234,743	$225,873

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$24,051	$17,538
Physician services	6,297	6,252
Portal services	4,018	(4,837)
Plastic technologies	7,280	7,598
Corporate	(12,462)	(14,607)
Interest income	5,055	3,140
Interest expense	(2,921)	(141)

	$31,318	$14,943

Restructuring, taxes, non-cash and other items
Depreciation and amortization	$(27,976)	$(32,759)
Non-cash content and distribution services and stock compensation	(9,903)	(14,836)
Restructuring and integration benefit	—	3,750
Gain on investments	183	—
Income tax provision	(980)	(700)

Net loss	$(7,358)	$(29,602)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three months ended March 31, 2003 to the three months ended March 31, 2002.

      Transaction Services. Revenues were $115,493 for the three months ended March 31, 2003, a decrease of $2,434 compared to a year ago. This decrease is related to a reduction in revenues of $5,574 associated with terminated laboratory connectivity products and relationships exited in May 2002. This decrease was partially offset by increased revenue of $3,140 related to higher transaction revenue and a postal rate increase that was effective July 1, 2002.

      Income before restructuring, taxes, non-cash and other items was $24,051 for the three months ended March 31, 2003, an increase of $6,513 or 37.1%, compared to a year ago. As a percentage of revenue, income before restructuring, taxes, non-cash and other items improved to 20.8% for the three months ended March 31, 2003, compared to 14.9% a year ago. The improvement was primarily due to the elimination of costs associated with the terminated products and relationships discussed above and lower data communication costs.

      Physician Services. Revenues were $72,011 for the three months ended March 31, 2003, an increase of $5,922, compared to a year ago. The increase is primarily attributable to higher maintenance revenues and Network Services revenues. The cumulative revenues from the 2002 and 2003 Acquisitions contributed $2,472 of the increase in revenues.

      Income before restructuring, taxes, non-cash and other items was $6,297 for the three months ended March 31, 2003, an increase of $45 compared to a year ago. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 8.7% for the three months ended March 31, 2003, compared to 9.5% a year ago. This decrease related to changes in the mix of revenues and roll-out costs related to our new products, primarily Intergy and our all payer/all transaction network services.

      Portal Services. Revenues were $22,180 for the three months ended March 31, 2003, an increase of $5,046 compared to a year ago. The increase was primarily attributable to growth in our professional services products and to a lesser extent an increase in revenues from health plans and employers resulting from the products obtained in the 2002 Acquisitions.

      Income before restructuring, taxes, non-cash and other items was $4,018 for the three months ended March 31, 2003, compared to a loss of $4,837 a year ago. As a percentage of revenue, the income (loss) before restructuring, taxes, non-cash and other items improved to 18.1% for the three months ended March 31, 2003, compared to (28.2)% a year ago. This improvement is the result of the increased revenues discussed above and reduced marketing related costs.

      Plastic Technologies. Revenues were $30,538 for the three months ended March 31, 2003, an increase of $997 compared to a year ago. The increase was primarily due to higher sales of our porous, laboratory and surgical products, partially offset by lower sales of our injection molded medical products.

      Income before restructuring, taxes, non-cash and other items was $7,280 for the three months ended March 31, 2003, a decrease of $318 compared to a year ago. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 23.8% for the three months ended March 31, 2003, compared to 25.7% a year ago. This decrease was due to higher sales and marketing expenses, partially offset by the increased sales discussed above.

      Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management costs. Corporate and other expenses declined to $12,462 during the three months ended March 31, 2003 from $14,607 a year ago, primarily as a result of reduced outside services expenses.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three months ended March 31, 2003, compared to a year ago, resulted from higher sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of March 31, 2003, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of March 31, 2003, we had approximately $466,928 in cash and cash equivalents and short-term investments and working capital of $394,481. Additionally, we had long-term investments of $218,602 in marketable debt securities and $7,407 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future.

      Cash provided by operating activities was $33,950 for the three months ended March 31, 2003 compared to $28,618 a year ago. The cash provided from operating activities was primarily a result of the net loss of $7,358 for the three months ended March 31, 2003, offset by non-cash charges of $38,254 and net changes in operating assets and liabilities of $3,237. The positive impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 3 1/4% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities a year ago was primarily attributable to a net loss of $29,602, offset by non-cash charges of $47,595 and net changes in operating assets and liabilities of $10,625. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services and stock compensation and amortization of debt issuance costs.

      Cash provided by investing activities was $22,071 for the three months ended March 31, 2003, compared to cash used in investing activities of $83,306 a year ago. Cash provided by investing activities for the three months ended March 31, 2003 primarily related to $102,720 of proceeds from the maturities, and redemptions of available-for-sale and held-to-maturity securities, partially offset by $76,283 of purchases of held-to-maturity and available-for-sale securities. Cash used in investing activities a year ago primarily related to purchases of held-to-maturity securities, partially offset by maturities of available-for-sale securities. Investments in property and equipment were $4,022 and $5,753 for the three months ended March 31, 2003 and 2002, respectively.

      Cash provided by financing activities was $16,913 for the three months ended March 31, 2003, compared to cash used in financing activities of $5,294 a year ago. Cash provided by financing activities for the three months ended March 31, 2003 principally relates to net proceeds of $17,025 related to exercises of employee stock options. Cash used in financing activities a year ago, primarily related to $10,000 used to redeem our Series B Preferred Stock, which was partially offset by net proceeds of $5,351 from exercises of employee stock options.

      As of March 31, 2003, we did not have any material commitments for capital expenditures. Our principal commitments, at March 31, 2003, consisted primarily of our commitments related to the $300 million of 3 1/4% Convertible Subordinated Notes due in April 2007, obligations under operating leases and guaranteed payments under our strategic agreements. We had entered into agreements that provided for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration efforts.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

	(in millions)
2003	25,901	2,501	28,402
2004	23,198	1,262	24,460
2005	19,097	754	19,851
2006	15,662	500	16,162
2007	13,749	125	13,874
Thereafter	45,229	—	45,229

      We believe that we will have sufficient cash resources to meet our obligations related to our $300 million of 3 1/4% Convertible Subordinated Notes and our presently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our new products in 2003, for the foreseeable future. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own compliance with the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, and for assistance we provide to our customers in their compliance efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires us to disclose, in both annual and interim financial statements, the method of accounting for stock-based compensation and the effect of the method used on our reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on our consolidated financial position or results of operations.

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

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at its present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have any impact on our consolidated financial position or results of operations.

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

Loss of a small number of advertisers and sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of advertisers and sponsors. We expect this to continue in the future. Thus, the loss of one or a small number of relationships with advertisers and sponsors or reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry” below and “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

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

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” in our 2002 Annual Report on Form 10-K.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Medical Manager come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see “Business — Government Regulation” in our 2002 Annual Report on Form 10-K);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

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

Government regulation of healthcare and healthcare information technology, including HIPAA, creates risks and challenges with respect to our compliance efforts and our business strategies

      General. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business. Existing laws and regulations also could create liability, cause us to incur additional costs or restrict our operations.

      HIPAA. As described under “Business — Government Regulation” and “WebMD Envoy — HIPAA” in our 2002 Annual Report on Form 10-K, the effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. We may incur significant expenses relating to compliance with HIPAA. Our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with HIPAA’s transaction standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. In addition, our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

      Healthcare Relationships. A federal law commonly known as the Medicare/Medicaid anti-kickback law and several similar state laws prohibit payments that are intended to induce healthcare providers either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws are broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Since we provide transaction services to healthcare providers, we cannot provide assurance that the government will regard errors in transactions processed by us as inadvertent and not in violation of these laws. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      Regulation of Medical Devices. Certain of Porex’s products are FDA-regulated medical devices, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. These products are subject to comprehensive government regulation under the Food, Drug and Cosmetic Act and implementing regulations. In addition, the FDA regulates WebMD Medical Manager’s DIMDX System as a medical image management device. If the FDA were to find that we have not complied with required procedures, it can bring a wide variety of enforcement actions that could result in severe civil and criminal sanctions. Porex is also subject to similar regulation in international markets, with similar risks. Future products that we wish to bring to market may require clearances or approvals from governmental authorities, which may be expensive, time-consuming and burdensome to obtain.

      For more information regarding healthcare regulation to which we are or may be subject, see “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

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

      For more information regarding regulation of the collection, use and disclosure of personal information to which we may be subject, see “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

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

Third parties may bring claims against us as a result of content provided on our Web sites, which may be expensive and time consuming to defend

      We could be subject to third party claims based on the nature and content of information supplied on our Web sites by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our Web sites or third party Web sites linked from our Web sites or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our Web site application. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

Some of our services will not be widely adopted until broadband connectivity is more generally available

      Some of our services and planned services require a continuous broadband connection between the physician’s office and our data center and/or the Internet. The availability of broadband connectivity varies widely from location to location and even within a single geographic area, due to factors such as the distance of a site from the central switching office. The future availability of broadband connections is unpredictable and is not within our control. While we expect that many physician office locations will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize some of our Internet-based services and the revenue we can expect to generate from those services.

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

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants distributed by Porex in the United States. For a description of these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation” in our 2002 Annual Report on Form 10-K.

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

Risks Applicable to Our Entire Company

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” and “Business — Porex — Competition” in our 2002 Annual Report on Form 10-K.

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

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services

      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception and, as of March 31, 2003, we had an accumulated deficit of $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, in the quarter ended September 30, 2002, we incurred a net loss for the year ended December 31, 2002 and the quarter ended March 31, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” in our 2002 Annual Report on Form 10-K.

Business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our security holders

      We intend to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

      We do not intend to seek security holder approval for any such acquisition or security issuance unless required by applicable law or regulation or the terms of existing securities.

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

      Principal amounts expected to mature are $9.1 million, $200.2 million, $23.0 million, $141.1 million and $52.0 million during the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. These include investments totaling $130.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $.3 million and $(.2) million, during the three month periods ended March 31, 2003 and 2002, respectively.

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

PART II

OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds

      On January 14, 2003, WebMD issued 28,269 shares of WebMD common stock to Luna I Investors, LLC in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      On February 18, 2003, WebMD issued 594,988 shares of WebMD common stock to Misys Technology Investments, Ltd. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      On March 4, 2003, WebMD issued an aggregate of 88,946 shares of WebMD common stock to three individuals in transactions exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of outstanding warrants originally issued to Gleacher & Co. and transferred by it to the individuals.

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

      (b) The following Current Reports on Form 8-K were filed during the quarter ended March 31, 2003:

•	Current Report on Form 8-K, filed February 19, 2003, regarding the date of announcement of results for the quarter and year ended December 31, 2002 and termination of the divestiture process for Porex.

•	Current Report on Form 8-K, filed March 14, 2003, regarding announcement of WebMD’s results for the quarter and year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANTHONY VUOLO

Anthony Vuolo
Executive Vice President and Chief
Financial Officer

Date: May 13, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Roger C. Holstein, certify that:

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

Date: May 13, 2003

/s/ ROGER C. HOLSTEIN

Roger C. Holstein
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

Date: May 13, 2003

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