Form 10-Q
period 2003-06-30
WEBMD CORP /NEW/
filed 2003-08-14
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes ☒     No ☐

As of August 8, 2003, there were 305,454,402 shares of the

registrant’s Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-2.1 STOCK PURCHASE AGREEMENT
EX-3.2 AMENDED & RESTATED BYLAWS WEBMD CORPORATION
EX-4.1 INDENTURE WEBMD CORPORATION & BANK OF NY
EX-4.2 REGISTRATION RIGHTS AGREEMENT JUNE 25, 2003
EX-4.3 REGISTRATION RIGHTS AGREEMENT JULY 17, 2003
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2003

WebMD®, WebMD Health®, The Medical Manager®, ULTIATM, Intergy®, Envoy®, ExpressBill®, Medscape®, Optate®, WellMed® and POREX® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 29, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 29 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$461,530	$179,541
Short-term investments	216,060	10,888
Accounts receivable, net	178,357	170,467
Inventory	19,724	18,804
Current portion of prepaid content and distribution services	24,944	25,406
Other current assets	21,180	26,197

Total current assets	921,795	431,303

Marketable debt securities	268,222	449,289
Marketable equity securities	7,504	7,427
Property and equipment, net	89,160	94,737
Prepaid content and distribution services	37,290	48,532
Goodwill	615,488	629,055
Intangible assets, net	50,051	79,536
Other assets	35,801	26,369

	$2,025,311	$1,766,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,880	$11,494
Accrued expenses	186,280	212,600
Deferred revenue	86,588	81,179
Current portion of long-term debt	—	6,546

Total current liabilities	286,748	311,819

3 1/4% convertible subordinated notes due 2007	299,999	300,000
1.75% convertible subordinated notes due 2023	300,000	—
Other long-term liabilities	631	628

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized; 381,165,627 shares issued at June 30, 2003; 374,661,064 shares issued at December 31, 2002	38	37
Additional paid-in capital	11,710,519	11,682,443
Deferred stock compensation	(9,698)	(17,805)
Treasury stock, at cost; 76,324,165 shares at June 30, 2003; 74,254,669 shares at December 31, 2002	(345,667)	(327,542)
Accumulated deficit	(10,228,676)	(10,195,048)
Accumulated other comprehensive income	11,417	11,716

Total stockholders’ equity	1,137,933	1,153,801

	$2,025,311	$1,766,248

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$246,471	$227,644	$481,214	$453,517
Costs and expenses:
Cost of operations	143,582	135,648	277,962	274,179
Development and engineering	10,490	11,113	21,502	21,981
Sales, marketing, general and administrative	71,724	76,511	141,794	155,877
Depreciation and amortization	16,016	33,033	43,992	65,792
Impairment of long-lived assets	33,113	609	33,113	609
Restructuring and integration charge (benefit)	—	1,160	—	(2,590)
Other income	1,118	5,866	1,301	5,866
Interest income	4,994	6,022	10,049	9,162
Interest expense	2,927	2,954	5,848	3,095

Loss before income tax provision	(25,269)	(21,496)	(31,647)	(50,398)
Income tax provision	1,001	713	1,981	1,413

Net loss	$(26,270)	$(22,209)	$(33,628)	$(51,811)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.07)	$(0.11)	$(0.17)

Weighted-average shares outstanding:
Basic and diluted	304,001	309,462	303,447	310,565

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(33,628)	$(51,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,992	65,792
Impairment of long-lived assets	33,113	609
Amortization of debt issuance costs	774	374
Non-cash content and distribution services	12,149	13,409
Non-cash stock-based compensation	7,558	14,890
Non-cash portion of restructuring and integration charge	—	617
Gain on investments	(183)	(5,866)
Changes in operating assets and liabilities:
Accounts receivable	(5,262)	2,097
Inventory	(920)	1,481
Prepaid content and distribution services	(445)	(938)
Accounts payable	1,827	(5,108)
Accrued expenses	(26,885)	1,210
Deferred revenue	478	10,871
Other, net	4,751	(1,116)

Net cash provided by operating activities	37,319	46,511
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	2,631	101,826
Proceeds from maturities and redemptions of held-to-maturity securities	102,919	1,055
Purchases of available-for-sale securities	(6,730)	(201,565)
Purchases of held-to-maturity securities	(124,931)	(246,072)
Purchases of property and equipment	(9,571)	(14,370)
Cash paid in business combinations, net of cash acquired	(14,701)	(2,924)

Net cash used in investing activities	(50,383)	(362,050)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,578	13,369
Payments of notes payable and other	(6,563)	(4,021)
Net proceeds from issuance of convertible debt	290,500	292,000
Redemption of Series B Preferred Stock	—	(10,000)
Purchases of treasury stock	(18,125)	(88,747)

Net cash provided by financing activities	294,390	202,601
Effect of exchange rates on cash	663	899

Net increase (decrease) in cash and cash equivalents	281,989	(112,039)
Cash and cash equivalents at beginning of period	179,541	286,273

Cash and cash equivalents at end of period	$461,530	$174,234

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      Porex Corporation and the Company’s other Plastic Technologies subsidiaries (collectively referred to as “Porex”) had previously been reported as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, the Company terminated its formal divestiture plan for Porex. Accordingly, the assets and operations of Porex have been reclassified within continuing operations since September 12, 2000, its date of acquisition. The operations of Porex have been included in a separate operating segment, “Plastic Technologies.” On August 1, 2003, the Company completed the sale of two operating units of its Plastic Technologies segment. See Note 2 below. Beginning in the quarter ending September 30, 2003, the historical results of these two operating units, including the loss related to the divestitures, will be reclassified as discontinued operations in the Company’s financial statements.

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

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, and manufacturing overhead. Market value is based on current replacement

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Raw materials and supplies	$5,249	$5,869
Work-in-process	2,099	1,481
Finished goods and other	12,376	11,454

	$19,724	$18,804

Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” the following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss as reported	$(26,270)	$(22,209)	$(33,628)	$(51,811)
Deduct: Stock-based employee compensation expense included in reported net loss	(3,801)	(7,314)	(7,558)	(14,890)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	19,421	35,328	37,379	68,110

Pro forma net loss	$(41,890)	$(50,223)	$(63,449)	$(105,031)

Net loss per common share:
Basic and diluted – as reported	$(0.09)	$(0.07)	$(0.11)	$(0.17)

Basic and diluted – pro forma	$(0.14)	$(0.16)	$(0.21)	$(0.34)

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

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Impairment of Long-Lived Assets

      On August 1, 2003, the Company completed the sale of two operating units of its Plastic Technologies segment, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”), in two separate transactions for an aggregate sales price of $46,500, subject to customary post-closing adjustments. The Company will record a loss of approximately $36,000 on the divestitures, of which $33,113 is reflected in the results for the quarter ended June 30, 2003 as an impairment charge to reduce the long-lived assets of the Company’s Porex Bio and Porex Medical operating units to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name intangibles and $1,387 of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. The balance of the loss, representing certain costs related to the disposition transactions, will be reflected in the quarter ending September 30, 2003. Porex Bio and Porex Medical had revenues of $26,265 and $28,301 for the six months ended June 30, 2003 and 2002, respectively. They contributed $5,080 and $5,394 of income before restructuring, taxes, non-cash and other items and $(30,245) and $1,131 of net income (loss) for the six months ended June 30, 2003 and 2002, respectively. Beginning in the quarter ending September 30, 2003, the historical results of these two operating units, including the loss related to the divestiture, will be reclassified as discontinued operations in the Company’s financial statements.

      The impairment loss of $609 recorded during the three and six months ended June 30, 2002 related to equipment to be disposed of following the cessation of a product line within the Porex Medical operating unit of the Company’s Plastic Technologies segment.

3.	Business Combinations

2003 Acquisitions

      On May 29, 2003, the Company acquired a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for this company was approximately $10,550, comprised of $10,400 in cash and estimated acquisition costs of $150. Additionally, the Company will pay up to $2,500 if the acquired company meets certain financial milestones during the years ending December 31, 2003 and 2004. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $8,811 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to the trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of the acquired

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and its results of operations are included in the Portal Services segment.

      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,075, comprised of $4,000 in cash and estimated acquisition costs of $75. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $4,083 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships and has an estimated useful life of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and its results of operations are included in the Portal Services segment.

      During the six months ended June 30, 2003, the Company acquired four physician services companies for an aggregate cost of $782, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase prices being allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $433 and intangible assets subject to amortization of $516 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $218 related to non-compete agreements with estimated useful lives of three years and $298 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

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

      In 2002, the Company acquired 21 physician services companies for an aggregate cost of $14,400, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase prices being allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $11,784 and intangible assets subject to amortization of $4,049 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,281 related to non-compete agreements with estimated useful lives of one to five years and $2,768 related to customer relationships with estimated useful lives of nine years. The results of operations of

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

      The pro forma impact of the 2003 Acquisitions and the 2002 Acquisitions was not significant in any of the periods presented.

4.	Restructuring and Integration

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating the Company’s operational infrastructure into a common platform to more efficiently serve its customers. The Company’s restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from the Company’s acquisition of Medscape in December 2001 was initiated. Additionally, the Porex Medical operating unit consolidated a manufacturing facility in 2002 as part of a separate restructuring plan, resulting in a restructuring charge of $1,160 during the three and six months ended June 30, 2002.

      The Company has substantially completed its restructuring and integration efforts. The balance of the restructuring and integration accrual as of June 30, 2003 is primarily related to remaining lease payments of previously vacated facilities. The following table presents cash activity in the restructuring and integration related accrual:

Balance at December 31, 2002	$33,857
Cash payments	(4,224)

Balance at June 30, 2003.	$29,633

5.	Stockholders’ Equity

Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, as amended, the Company was authorized to use up to a total of $150,000 to purchase shares of its common stock from time to time, subject to market conditions. As of June 30, 2003, the Company had repurchased a total of 22,060,656 shares at a cost of approximately $104,167 under the Program, of which 2,058,496 shares and 2,069,496 shares were repurchased during the three and six months ended June 30, 2003 for an aggregate purchase price of $18,032 and $18,125, respectively. The Company repurchased 645,527 shares of its common stock for an aggregate purchase price of $4,006 during the three and six months ended June 30, 2002. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of June 30, 2003, the Company had $45,833 available to repurchase shares of its common stock under the Program.

Cerner Corporation Repurchase

      During the three months ended June 30, 2002, the Company repurchased 14,100,000 shares of its common stock from Cerner Corporation at a purchase price of $6.01 per share, or an aggregate purchase price of $84,741. The repurchase of the shares was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Program.

Series B Convertible Redeemable Preferred Stock

      In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Convertible Redeemable Preferred Stock in exchange for all the outstanding shares of CareInsite’s

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock. In March 2002, the Company redeemed the outstanding Series B Convertible Redeemable Preferred Stock for $10,000 in accordance with its terms.

6.	Convertible Subordinated Notes

$350,000 1.75% Convertible Subordinated Notes due 2023

      On June 25, 2003, the Company issued $300,000 aggregate principal amount of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) in a private offering. On July 7, 2003, the Company issued an additional $50,000 aggregate principal amount of 1.75% Notes. Unless previously redeemed or converted, the 1.75% Notes will mature on June 15, 2023. Interest on the 1.75% Notes accrues at the rate of 1.75% per annum and is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2003. The Company will also pay contingent interest of 0.25% per annum of the average trading price of the 1.75% Notes during specified six-month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

      The 1.75% Notes are convertible into 22,742,040 shares of the Company’s common stock, representing a conversion price of $15.39 per share, if the sale price of the Company’s common stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes are redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of the Company’s common stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of the Company’s common stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

      The Company incurred issuance costs related to the 1.75% Notes of approximately $10,875, of which $9,500 are included in other assets in the accompanying consolidated balance sheets. Issuance costs of $1,375 were incurred in connection with the July 7, 2003 issuance and accordingly are not reflected in the accompanying balance sheet as of June 30, 2003. The issuance costs are being amortized to interest expense, using the effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand redemption.

$300,000 3 1/4% Convertible Subordinated Notes due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1 of each year. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. The 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock, subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes were converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of June 30, 2003, the 3 1/4% Notes are convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the 3 1/4% Notes of $8,000, which are included in other

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets in the accompanying consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the 3 1/4% Notes. The amortization of the issuance costs is included in interest expense.

7.	Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable services. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain on investments, other income, impairment charges, non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

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

      Physician Services or WebMD Medical Manager develops and markets integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Transaction services	$118,021	$117,204	$233,514	$235,131
Physician services	76,797	66,068	148,808	132,157
Portal services	26,538	18,006	48,718	35,140
Plastic technologies	31,649	31,509	62,187	61,050
Inter-segment eliminations	(6,534)	(5,143)	(12,013)	(9,961)

	$246,471	$227,644	$481,214	$453,517

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$22,342	$18,264	$46,393	$35,802
Physician services	6,359	6,234	12,656	12,486
Portal services	6,192	(2,219)	10,210	(7,056)
Plastic technologies	7,967	8,197	15,247	15,795
Corporate	(12,381)	(12,641)	(24,843)	(27,248)
Interest income	4,994	6,022	10,049	9,162
Interest expense	(2,927)	(2,954)	(5,848)	(3,095)

	32,546	20,903	63,864	35,846

Restructuring, taxes, non-cash and other items
Depreciation and amortization	(16,016)	(33,033)	(43,992)	(65,792)
Non-cash content and distribution services and stock compensation	(9,804)	(13,463)	(19,707)	(28,299)
Impairment of long-lived assets	(33,113)	(609)	(33,113)	(609)
Restructuring and integration (charge) benefit	—	(1,160)	—	2,590
Other income	1,118	5,866	1,301	5,866
Income tax provision	(1,001)	(713)	(1,981)	(1,413)

Net loss	$(26,270)	$(22,209)	$(33,628)	$(51,811)

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2003		December 31, 2002

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$461,530	$461,530	$179,541	$179,541
Short-term investments	213,752	216,060	10,865	10,897
Marketable securities — long-term	271,392	284,179	448,286	464,638
Liability:
Convertible subordinated notes	$599,999	$690,692	$300,000	$348,000

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value and unrealized gains relating to the Company’s investments in debt and equity securities:

	June 30, 2003			December 31, 2002

	Cost or	Gross		Cost or	Gross
	Amortized	Unrealized		Amortized	Unrealized
	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Short-Term
Held to maturity:
Certificates of deposit and marketable debt securities	$—	$—	$—	$2,919	$9	$2,928
Available for sale:
Certificates of deposit and marketable debt securities	213,752	2,308	216,060	7,946	23	7,969

Total	$213,752	$2,308	$216,060	$10,865	$32	$10,897

Long-Term
Held to maturity:
Marketable debt securities	$268,222	$8,453	$276,675	$243,475	$7,922	$251,397
Available for sale:
Marketable debt securities	—	—	—	201,641	4,173	205,814
Equity securities	3,170	4,334	7,504	3,170	4,257	7,427

Total	$271,392	$12,787	$284,179	$448,286	$16,352	$464,638

      As of June 30, 2003, the Company’s short-term investments consisted of certificates of deposit, U.S. Treasury Notes, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company. As of December 31, 2002, the Company’s short-term investments consisted of certificates of deposit, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company.

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Held to maturity:
Due after one year through five years	$268,222	$276,675

Available for sale:
Due in one year or less	$213,752	$216,060

9. Net Loss Per Common Share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      The Company has excluded convertible subordinated notes and restricted stock as well as all outstanding warrants and stock options from the calculation of diluted loss per common share because such securities were either anti-dilutive or were not convertible to common stock in accordance with their terms during the periods presented. The following table presents the total number of shares that could potentially dilute basic income (loss) per common share in the future that were not included in the computation of diluted loss per common share during the periods presented:

	Three and Six Months Ended
	June 30,

	2003	2002

Options, warrants and restricted stock	129,370,218	149,999,191
Convertible notes	51,879,985	32,386,916

	181,250,203	182,386,107

10. Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss, such as changes in unrealized holding gains on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) during the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Foreign currency translation gains	$1,178	$2,103	$1,512	$1,890
Unrealized holding gains (losses)	(2,695)	1,193	(1,811)	2,178

Other comprehensive income (loss)	(1,517)	3,296	(299)	4,068
Net loss	(26,270)	(22,209)	(33,628)	(51,811)

Comprehensive loss	$(27,787)	$(18,913)	$(33,927)	$(47,743)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003	$341,967	$182,085	$23,705	$81,298	$629,055
Goodwill recorded during the period	—	433	12,894	—	13,327
Adjustments to finalize purchase price allocations	—	—	472	—	472
Impairment loss	—	—	—	(27,564)	(27,564)
Effects of exchange rates	—	—	—	198	198

Balance as of June 30, 2003	$341,967	$182,518	$37,071	$53,932	$615,488

      Intangible assets subject to amortization consist of the following:

	June 30, 2003			December 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$211,155	$(202,956)	$8,199	$209,386	$(179,127)	$30,259
Trade names	28,316	(18,073)	10,243	29,629	(14,318)	15,311
Non-compete agreements	2,486	(567)	1,919	2,268	(295)	1,973
Technology and patents	175,427	(145,737)	29,690	176,660	(144,667)	31,993

Total	$417,384	$(367,333)	$50,051	$417,943	$(338,407)	$79,536

      Amortization expense was $8,626 and $29,365 for the three and six months ended June 30, 2003, respectively, and $26,179 and $52,203 for the three and six months ended June 30, 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003 (July 1st to December 31st)	$4,173
2004	6,931
2005	5,578
2006	2,766
2007	2,152
Thereafter	28,451

12. Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 1, 2003 did not have any effect on the Company’s financial position or results of operations.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will have an impact on the timing of the recording of any future restructuring charges.

13. Commitments and Contingencies

      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Part II, Item 1 of this Quarterly Report and in the Company’s 2002 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s financial position or results of operations.

14. Subsequent Event

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communication services for third-party administrators and health insurers. During the fiscal year ended December 31, 2002, ABF’s revenues and pre-tax income were $63,294 and $8,238, respectively. The Company paid $110,000 in cash at closing for all of the outstanding capital stock of ABF and agreed to pay up to an additional $150,000 beginning in April 2004 if certain milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. The results of operations of ABF will be included in the Company’s financial statements from the acquisition closing date and will be included in the Transaction Services segment.

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

      The following discussion reflects our Plastic Technologies business, Porex, as a continuing operation since the date of its acquisition on September 12, 2000. Previously, Porex had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation subsequent to September 12, 2001. During February 2003, we terminated our formal divestiture efforts relating to Porex. On August 1, 2003, we completed the sale of two operating units of our Plastic Technologies segment. Beginning in the quarter ending September 30, 2003, the historical results of these two operating units, including the loss related to the divestitures, will be reclassified as discontinued operations in our financial statements.

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

Physician Services or WebMD Medical Manager. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method, as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally billed on a monthly or per transaction basis, as we provide the service.

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

Plastic Technologies or Porex. We develop, manufacture and distribute porous plastic products and components. For standard products, we recognize revenue upon shipment of product, net of sales returns and allowances. For sales of certain custom products, we recognize revenue upon completion and customer acceptance. Recognition of amounts received in advance of meeting these criteria is deferred until we meet these criteria.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill.

•	Investments. Our investments, at June 30, 2003, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and an equity investment in a publicly traded company. For each reporting period, we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of advertising services we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration efforts, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions, could have an impact on these estimates.

Restructuring and Integration Initiatives

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

      Our restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from our acquisition of Medscape in December 2001 was initiated. Additionally, our Porex Medical operating unit consolidated a manufacturing facility in 2002 as part of a separate restructuring plan.

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

      The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002.

Consolidated

Revenues

      Revenues for the three months ended June 30, 2003 were $246,471, compared to $227,644 for the three months ended June 30, 2002. The Physician Services, Portal Services, Transaction Services and Plastic Technologies segments were responsible for $10,729, $8,532, $817 and $140, respectively, of the revenue increase for the quarter, which was partially offset by an increase of $1,391 in inter-segment eliminations.

      Revenues for the six months ended June 30, 2003 were $481,214, compared to $453,517 for the six months ended June 30, 2002. Physician Services, Portal Services and Plastic Technologies segments were responsible for $16,651, $13,578 and $1,137, respectively, of the revenue increase for the six month period, which was partially offset by a decrease in revenue of $1,617 in Transaction Services and an increase of $2,052 in inter-segment eliminations.

Costs and Expenses

      Cost of Operations. Cost of operations was $143,582 and $277,962 for the three and six months ended June 30, 2003, compared to $135,648 and $274,179 in the prior year periods. Our cost of operations represented 58.3% and 57.8% of revenues for the three and six months ended June 30, 2003, compared to 59.6% and 60.5% for the three and six months ended June 30, 2002. This decrease was primarily due to the elimination of costs related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings exited in May of 2002, as well as lower data communication costs in our Transaction Services segment, which were partially offset by higher consulting and personnel costs related to our HIPAA efforts. Included in cost of operations were non-cash expenses related to content and distribution services of $827 and $827 during the three and six months ended June 30, 2003 and $750 and $1,724 during the three and six months ended June 30, 2002, respectively.

      Development and Engineering. Development and engineering expense was $10,490 and $21,502 for the three and six months ended June 30, 2003, which reflects a slight decrease from $11,113 and $21,981 in the prior year periods.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased 6.3% and 9.0% to $71,724 and $141,794 for the three and six months ended June 30, 2003, compared to $76,511 and $155,877 in the prior year periods. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $5,176 and $11,322 for the three and six months ended June 30, 2003, compared to $5,399 and $11,685 for the prior year periods. Non-cash stock compensation was $3,801 and $7,558 for the three and six months ended June 30, 2003, compared to $7,314 and $14,890 for the prior year periods. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, decreased to $62,747 and $122,914, or 25.5% and 25.5% of revenue, for the three and six months ended June 30, 2003, compared to $63,798 and $129,302, or 28.0% and 28.5% of revenue, for the prior year periods. This decrease is primarily due to a combination of lower marketing costs in our Transaction Services and Portal Services segments and lower costs related to outside services in our Corporate segment.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $16,016 and $43,992 for the three and six months ended June 30, 2003, compared to $33,033 and $65,792 in the prior year periods. The decrease was the result of intangible assets relating to certain acquisitions made in 1999 and 2000 becoming fully amortized since the beginning of the prior year periods.

      Impairment of Long-Lived Assets. We recorded an impairment loss of $33,113 during the three and six months ended June 30, 2003 to reduce certain long-lived assets of our Plastic Technologies segment to fair value. The impairment was determined in connection with the August 1, 2003 sale of Porex Bio Products, Inc. and Porex Medical Products, Inc., two operating units within our Plastic Technologies segment. We determined the fair value of these operating units using the expected proceeds from disposition. The impairment resulted in a writedown of $27,564 of goodwill, $4,162 of trade name and other intangibles, and $1,387 of manufacturing equipment. The impairment loss of $609 recorded during the three and six months ended June 30, 2002 related to equipment to be disposed of following the cessation of a product line within the Porex Medical Products operating unit.

      Restructuring and Integration Charge (Benefit). There was no restructuring and integration activity recorded during the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company recorded a benefit of $3,750 related to a payment received in settlement of certain contractual obligations which was partially offset by a restructuring charge of $1,160 recorded by the Porex Medical operating unit.

      Other Income. Other income during the three and six months ended June 30, 2003 includes a benefit of $1,118, related to a state tax refund which applied to a pre-acquisition tax year of a company we acquired. Also included in other income during the six months ended June 30, 2003 is a gain of $183, primarily related to two of our investments in held-to-maturity securities that were called for early redemption during the quarter ended March 31, 2003. During the three months ended June 30, 2002, other income includes a gain on investments of $5,866 related to the sale of an available-for-sale security.

      Interest Income. Interest income was $4,994 and $10,049 during the three and six months ended June 30, 2003, compared to $6,022 and $9,162 in the prior year periods. The decrease in interest income during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 reflects lower rates of return on our investment portfolio. The increase in interest income during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 reflects the lower rates of return on our investment portfolio, offset by a higher average investment balance in 2003 as a result of the April 1, 2002 issuance of our $300,000 3 1/4% Convertible Subordinated Notes.

      Interest Expense. Interest expense was $2,927 and $5,848 for the three and six months ended June 30, 2003, compared to $2,954 and $3,095 for the prior year periods. Interest expense was relatively consistent for the three months ended June 30, 2003 and 2002; however, interest expense during the six months ended June 30, 2003 was higher when compared to the six months ended June 30, 2002 reflecting a full six months of interest expense and amortization of debt issuance costs related to the 3 1/4% Convertible Subordinated Notes issued on April 1, 2002.

      Income Tax Provision. Income tax provision represents tax expense for operations that are profitable in certain states and foreign countries. We provided for $1,001 and $1,981 of state, local and foreign income taxes for the three and six months ended June 30, 2003, respectively, and $713 and $1,413 for the three and six months ended June 30, 2002.

Segments

      We have aligned our business into four operating segments as follows:

•	Transaction Services or WebMD Envoy. We transmit transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. We provide connectivity and transaction services through an integrated electronic transaction processing system. These services assist the group’s customers in automating key administrative and clinical functions. In addition, Transaction Services provides automated patient billing services to providers, including statement printing and mailing services.

•	Physician Services or WebMD Medical Manager. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	Portal Services or WebMD Health. We provide online healthcare information and related resources and services for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline programs for advertisers and sponsors, particularly those who are interested in influencing healthcare decisions.

•	Plastic Technologies or Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in medical device, research, clinical laboratory and surgical markets.

      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Results for the three and six months ended June 30, 2003 and 2002 for each of our segments and a reconciliation to net loss is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Transaction services	$118,021	$117,204	$233,514	$235,131
Physician services	76,797	66,068	148,808	132,157
Portal services	26,538	18,006	48,718	35,140
Plastic technologies	31,649	31,509	62,187	61,050
Inter-segment eliminations	(6,534)	(5,143)	(12,013)	(9,961)

	$246,471	$227,644	$481,214	$453,517

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$22,342	$18,264	$46,393	$35,802
Physician services	6,359	6,234	12,656	12,486
Portal services	6,192	(2,219)	10,210	(7,056)
Plastic technologies	7,967	8,197	15,247	15,795
Corporate	(12,381)	(12,641)	(24,843)	(27,248)
Interest income	4,994	6,022	10,049	9,162
Interest expense	(2,927)	(2,954)	(5,848)	(3,095)

	32,546	20,903	63,864	35,846

Restructuring, taxes, non-cash and other items
Depreciation and amortization	(16,016)	(33,033)	(43,992)	(65,792)
Non-cash content and distribution services and stock compensation	(9,804)	(13,463)	(19,707)	(28,299)
Impairment of long-lived assets	(33,113)	(609)	(33,113)	(609)
Restructuring and integration (charge) benefit	—	(1,160)	—	2,590
Other income	1,118	5,866	1,301	5,866
Income tax provision	(1,001)	(713)	(1,981)	(1,413)

Net loss	$(26,270)	$(22,209)	$(33,628)	$(51,811)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002.

      Transaction Services. Revenues were $118,021 and $233,514 for the three and six months ended June 30, 2003, compared to $117,204 and $235,131 for the prior year periods. Revenues during the three and six months ended June 30, 2002 include $1,887 and $7,460, respectively, of revenues associated with terminated laboratory connectivity products and relationships exited in May 2002. Excluding the impact of the terminated products and relationships, revenues during the three and six months ended June 30, 2003 increased by $2,704 and $5,843 compared to the prior year periods, reflecting a postal rate increase that went into effect on July 1, 2002 and higher transaction revenue.

      Income before restructuring, taxes, non-cash and other items was $22,342 and $46,393 for the three and six months ended June 30, 2003, an increase of $4,078 or 22.3% and $10,591 or 29.6% compared to the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items improved to 18.9% and 19.9% for the three and six months ended June 30, 2003, compared to 15.6% and 15.2% for the prior year periods. The improvement was due to lower data communication costs, lower sales and marketing costs and the elimination of costs associated with the terminated products and relationships discussed above, partially offset by higher consulting and personnel costs related to our HIPAA efforts. We expect to continue to incur costs related to our HIPAA initiatives through early 2004.

      Physician Services. Revenues were $76,797 and $148,808 for the three and six months ended June 30, 2003, an increase of $10,729 and $16,651 compared to the prior year periods. The increase is primarily attributable to higher Network Services revenues as well as higher maintenance revenue and systems revenue. Additionally, revenue from customers acquired through the 2002 Acquisitions and 2003 Acquisitions contributed $3,038 and $5,510 to the increase in Physician Services revenue for the three and six months ended June 30, 2003.

      Income before restructuring, taxes, non-cash and other items was $6,359 and $12,656 for the three and six months ended June 30, 2003, a slight increase compared to $6,234 and $12,486 in the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 8.3% and 8.5% for the three and six months ended June 30, 2003, compared to 9.4% and 9.4% for the prior year periods. This decrease in income as a percentage of revenue was primarily attributable to roll-out costs related to our new products, primarily our all payer/all transaction network services.

      Portal Services. Revenues were $26,538 and $48,718 for the three and six months ended June 30, 2003, an increase of $8,532 or 47.4% and $13,578 or 38.6% compared to the prior year periods. The increase was primarily attributable to growth in advertising and sponsorship revenues on our consumer and professional sites and, to a lesser extent, an increase in revenues from health plans and employers. Revenues from customers acquired through the 2002 Acquisitions and 2003 Acquisitions contributed $2,566 and $4,045 to the increase in Portal Services revenue for the three and six months ended June 30, 2003.

      Income before restructuring, taxes, non-cash and other items was $6,192 and $10,210 for the three and six months ended June 30, 2003, compared to a loss of $(2,219) and $(7,056) for the prior year periods. As a percentage of revenue, the income (loss) before restructuring, taxes, non-cash and other items improved to 23.3% and 21.0% for the three and six months ended June 30, 2003, compared to (12.3)% and (20.1)% for the prior year periods. This improvement was the result of fixed cost leverage related to the increased revenues discussed above and reduced content and marketing related costs during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

      Plastic Technologies. Revenues were $31,649 and $62,187 for the three and six months ended June 30, 2003, an increase of $140 and $1,137 compared to the prior year periods. The increase for both the three and six month periods was primarily due to higher sales of our porous products such as medical original equipment manufacturer components, computer consumables and writing instruments, as well as an increase in our surgical products, partially offset by lower sales of our custom molding and tooling products.

      Income before restructuring, taxes, non-cash and other items was $7,967 and $15,247 for the three and six months ended June 30, 2003, a decrease of $230 and $548 compared to the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 25.2% and 24.5% for the three and six months ended June 30, 2003, compared to 26.0% and 25.9% for the prior year periods. This decrease was due to higher sales and marketing and product development expenses in our porous and surgical product groups.

      Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management costs. Corporate expenses decreased to $12,381 and $24,843 during the three and six months ended June 30, 2003 from $12,641 and $27,248 in the prior year periods, primarily as a result of reduced outside services expenses, partially offset by higher insurance expenses.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three and six months ended June 30, 2003, compared to the prior year periods, resulted from higher sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of June 30, 2003, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of June 30, 2003, we had approximately $677,590 in cash and cash equivalents and short-term investments and working capital of $635,047. Additionally, we had long-term investments of $268,222 in marketable debt securities and $7,504 in marketable equity securities. We invest our excess cash principally in certificates of deposit, U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future. Subsequent to June 30, 2003, we invested approximately $311,710 of our cash and cash equivalents in long-term marketable debt securities, primarily Federal Agency Notes.

      Cash provided by operating activities was $37,319 for the six months ended June 30, 2003 compared to $46,511 for the six months ended June 30, 2002. The cash provided from operating activities was primarily a result of the net loss of $33,628 for the six months ended June 30, 2003, offset by non-cash charges of $97,586 and net changes in operating assets and liabilities of $(26,456). The negative impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 3 1/4% Convertible Subordinated Notes and our 1.75% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the six months ended June 30, 2002 was primarily attributable to a net loss of $51,811, offset by non-cash charges of $95,691 and net changes in operating assets and liabilities of $8,497. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services and stock compensation, impairment of long-lived assets, non-cash restructuring charges and amortization of debt issuance costs.

      Cash used in investing activities was $50,383 for the six months ended June 30, 2003, compared to cash used in investing activities of $362,050 for the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2003 primarily related to $105,550 of proceeds from the maturities, sales and redemptions of available-for-sale and held-to-maturity securities, partially offset by $131,661 of purchases of held-to-maturity and available-for-sale securities. Additionally, the 2003 Acquisitions consumed cash of $14,701, net of cash acquired. Cash used in investing activities for the six months ended June 30, 2002 primarily related to purchases of held-to-maturity and available-for-sale securities, partially offset by maturities of available-for-sale securities. Investments in property and equipment were $9,571 and $14,730 for the six months ended June 30, 2003 and 2002, respectively. Subsequent to June 30, 2003, we paid $110 million in cash for all of the outstanding capital stock of Advanced Business Fulfillment, Inc. (“ABF”).

      Cash provided by financing activities was $294,390 for the six months ended June 30, 2003, compared to cash provided by financing activities of $202,601 for the six months ended June 30, 2002. Cash provided by financing activities for the six months ended June 30, 2003 principally relates to net proceeds of $290,500 from the issuance of the 1.75% Convertible Subordinated Notes on June 25, 2003 and $28,578 related to exercises of employee stock options. Cash provided by financing activities for the six months ended June 30, 2002 primarily related to $292,000 of net proceeds related to the issuance of our 3 1/4% Convertible Subordinated Notes on April 1, 2002. During the six months ended June 30, 2003 and 2002, $18,125 and $88,747, respectively, was used for repurchases of our common stock. Subsequent to June 30, 2003 we received net proceeds of $48,625 related to an additional issuance of our 1.75% Convertible Subordinated Notes.

      As of June 30, 2003, we did not have any material commitments for capital expenditures. Our principal commitments, at June 30, 2003, consisted primarily of our commitments related to the $300 million of 3 1/4% Convertible Subordinated Notes due in April 2007 and the $300 million of 1.75% Convertible Subordinated Notes due in June 2023, obligations under operating leases and guaranteed payments under our strategic agreements and potential earnout payments related to our National Physicians Datasource (“NPD”) acquisition. Additionally, subsequent to June 30, 2003, our commitments related to the 1.75% Convertible Subordinated Notes due in June 2023 increased to $350 million as a result of the additional issuance of $50 million of these notes in July 2003, and our July 17, 2003 acquisition of ABF obligated us to a potential earnout payment of $150 million. We have entered into agreements that provide for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration efforts.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

2003	26,000	2,501	28,501
2004	22,943	1,262	24,205
2005	19,054	754	19,808
2006	15,672	500	16,172
2007	13,850	125	13,975
Thereafter	45,280	—	45,280

      We believe that, for the foreseeable future, we will have sufficient cash resources to meet our obligations related to the $300 million of 3 1/4% Convertible Subordinated Notes due 2007, the $350 million of 1.75% Convertible Subordinated Notes due 2023, our potential earnout payments related to the NPD and ABF acquisitions, and our currently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of our new products in 2003. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own compliance with the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, and for assistance we provide to our customers in their compliance efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 1, 2003 did not have any effect on our financial position or results of operations.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will have an impact on the timing of the recording of any future restructuring charges.

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

Risks Related to Our Relationships with Customers and Strategic Partners

WebMD Envoy’s transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare electronic data interchange, or EDI, transactions

      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our WebMD Envoy transaction services. WebMD Medical Manager is a competitor of these practice management system vendors. These vendors, as a result of our ownership of WebMD Medical Manager or for other reasons, may choose in the future to diminish or terminate their relationships with WebMD Envoy. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Envoy or WebMD Health. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Envoy’s transaction volume and financial results could be adversely affected.

WebMD Envoy’s transaction volume and financial results could be adversely affected if payers and providers conduct EDI transactions without using a clearinghouse

      There can be no assurance that healthcare payers and providers will continue to use WebMD Envoy and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third-party EDI service providers such as WebMD Envoy. We cannot provide assurance that we will be able to maintain our existing links to payers and providers or develop new connections on satisfactory terms, if at all. The standardization of formats and data standards required by HIPAA may facilitate additional use of direct EDI links, allowing transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

Loss of a small number of advertisers and sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of advertisers and sponsors. We expect this to continue in the future. Thus, the loss of one or a small number of relationships with advertisers and sponsors or reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” below and “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

Third parties may bring claims as a result of the activities of our strategic partners

      We could be subject to claims by third parties, and to liability, as a result of the activities, products or services of our strategic partners. We state on our Web sites that we do not control or endorse the products or services of our strategic partners. However, there can be no assurance that the statements made on our Web sites will be found to be sufficient to ensure that we are not held responsible for such activities, products or services. Furthermore, even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

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

      We have been incurring, and expect to continue to incur, significant expenses relating to implementation of the HIPAA electronic transaction and code sets standards. Implementation of the HIPAA transaction standards requires us, among other things, to make significant changes to the software WebMD Envoy uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues.

New or newly integrated products and services will not become profitable unless they achieve sufficient levels of market acceptance

      There can be no assurance that healthcare providers and payers will accept from us new products and services or products and services that result from integrating existing and/or acquired products and services.

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

We could be subject to breach of warranty claims if our software products, information technology systems or transmission systems contain errors, experience failures or do not meet customer expectations

      We could face breach of warranty or other claims or additional development costs if the software and systems we sell or license to customers or use to provide services contain undetected errors, experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. These software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements. In particular, during times when we are making significant changes or improvements to our products and services, such as those required to implement the HIPAA electronic transaction and code sets standards, there is increased risk of error.

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

We could lose customers and revenues if we fail to meet the performance standards in our contracts

      Many of our customer contracts contain performance standards. If we fail to meet these standards, our customers may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. Despite testing and quality control, we cannot be certain that we will meet these performance standards. To the extent we fail to achieve these standards, our revenues and customer relationships could be adversely affected. During times when we are making significant changes or improvements to our products and services, such as those required to implement the HIPAA electronic transaction and code sets standards, there is increased risk of failing to meet these performance standards.

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

Performance problems with WebMD Envoy’s systems or system failures could adversely affect our business

      Our payer and provider customer satisfaction and our business could be harmed if WebMD Envoy experiences delays, failures or loss of data in its systems. During times when we are making significant changes or improvements to these systems, such as those required to implement the HIPAA electronic transaction and code sets provisions, there is increased risk of performance problems.

      We currently process our payer and provider transactions and data at our facilities and at a data center in Tampa, Florida that is operated by an independent third party. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the third-party facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Medical Manager come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see the other “Risks Related to Providing Products and Services to the Healthcare Industry” described below in this section, “Business — Government Regulation” in our 2002 Annual Report on Form 10-K and Part II, Item 5 of this Quarterly Report on Form 10-Q);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, creates risks and challenges with respect to our compliance efforts and our business strategies

      As more fully described under “Business — Government Regulation” and “WebMD Envoy — HIPAA” in our 2002 Annual Report on Form 10-K and Part II, Item 5 of this Quarterly Report on Form 10-Q, the effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting opportunities. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

      Risks Relating to the HIPAA Transaction Standards. October 16, 2003 is the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets provisions (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Envoy to civil monetary penalties. As discussed in Part II, Item 5 of this Quarterly Report, on July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transaction and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). The CMS Guidance makes clear that CMS expects each party to every transaction to be accountable for compliance with the new standards as of October 16, 2003. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy. We believe that the CMS Guidance may assist in reducing disruptions in the flow of electronic transactions that otherwise could have occurred. However, one short-term effect of the CMS Guidance and related transition matters may be that, as a result of the extended period of testing and implementation, there could be fewer electronic transactions for us to process in late 2003 than would otherwise have been the case.

      We cannot provide assurance regarding how CMS will apply the CMS Guidance to clearinghouses in general or to WebMD Envoy in particular. In addition, even though the CMS Guidance may assist in avoiding major disruptions in the flow of electronic transactions, we expect that there will still be some problems during the period directly before and after October 16, 2003 while healthcare industry participants are adjusting to implementation of the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during that adjustment period, which could adversely affect our relationships with them.

      We have been incurring, and expect to continue to incur, significant expenses relating to compliance with HIPAA. Implementation of the Transaction Standards requires us, among other things, to make significant changes to the software WebMD Envoy uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues. In addition, our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with the Transaction Standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. Some of our customers may delay implementation of HIPAA-ready solutions until near the applicable deadline, which may leave insufficient time to implement our solutions for all who are then seeking them, which could adversely affect our relationships with them. In addition, our technological and strategic responses to HIPAA may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

      The standardization of formats and data standards required by HIPAA also creates risks for WebMD Envoy by potentially facilitating use of direct EDI links, allowing transmission of transactions between some healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

      Risks Relating to the HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule, which we refer to as the Privacy Standards, establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our products and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and its implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards rule might be made in the future or how those changes could affect our business.

      Risks Relating to the HIPAA Security Standards. On February 20, 2003, the United States Department of Health and Human Services published the final HIPAA security standards regulations, which we refer to as the Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Security Standards establish 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide technical services to other participants in the healthcare industry, and that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The security rule may require us to incur significant costs in evaluating our products and in establishing that our systems meet the 42 specifications. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and its implementation or that we will be able to take advantage of any resulting opportunities.

Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies

      General. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business. Existing laws and regulations also could create liability, cause us to incur additional costs or restrict our operations.

      Healthcare Relationships. A federal law commonly known as the Federal Healthcare Programs anti-kickback law and several similar state laws prohibit payments that are intended to induce healthcare providers either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws are broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Since we provide transaction services to healthcare providers, we cannot provide assurance that the government will regard errors in transactions processed by us as inadvertent and not in violation of these laws. Many anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      Regulation of Medical Devices. Certain of Porex’s products are medical devices regulated by the Food and Drug Administration, or FDA, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. These products are subject to comprehensive government regulation under the Food, Drug and Cosmetic Act and implementing regulations. In addition, the FDA regulates WebMD Medical Manager’s DIMDX System as a medical image management device. If the FDA were to find that we have not complied with required procedures, it can bring a wide variety of enforcement actions that could result in severe civil and criminal sanctions. Porex is also subject to similar regulation in international markets, with similar risks. Future products that we wish to bring to market may require clearances or approvals from governmental authorities, which may be expensive, time-consuming and burdensome to obtain or which may never be obtained.

      For more information regarding healthcare regulation to which we are or may be subject, see “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

Risks Related to Our Web Sites and Our Use of the Internet

Government regulation of the Internet could adversely affect our business

      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for services that we are providing or developing or even prohibit particular services.

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

      Some of our portal services may, through contractual relationships, be affected by the HIPAA Privacy Standards and Security Standards. See “Risks Related to Providing Products and Services to the Healthcare Industry — The Health Insurance Portability and Accountability Act of 1996, or HIPAA, creates risks and challenges with respect to our compliance efforts and our business strategies” above.

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

Our Internet-based services rely on third-party service providers

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

Third parties may challenge the enforceability of our online agreements

      The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our portal services are unenforceable. A finding by a court that these agreements are invalid could harm our business and require costly changes to our portals.

Third parties may bring claims against us as a result of content provided on our Web sites, which may be expensive and time consuming to defend

      We could be subject to third-party claims based on the nature and content of information supplied on our Web sites by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our Web sites or third-party Web sites linked from our Web sites or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our Web site application. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

Risks Related to Porex’s Business and Industry

Porex’s success depends upon demand for its products, which in some cases ultimately depends upon end-user demand for the products of its customers

      Demand for our Porex products may change materially as a result of economic or market conditions and other trends that affect the industries in which Porex participates. In addition, because a significant portion of our Porex products are components that are eventually integrated into or used with products manufactured by customers for resale to end-users, the demand for these product components is dependent on product development cycles and marketing efforts of these other manufacturers, as well as variations in their inventory levels, which are factors that we are unable to control. Accordingly, the amount of Porex’s sales to manufacturer customers can be difficult to predict and subject to wide quarter-to-quarter variances.

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

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services

      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception and, as of June 30, 2003, we had an accumulated deficit of $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, in the quarter ended September 30, 2002, we incurred a net loss for the year ended December 31, 2002 and the three- and six-month periods ended June 30, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” in our 2002 Annual Report on Form 10-K and Part II, Item 1 of this Quarterly Report.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired businesses have established relationships;

•	our ability to retain or replace key personnel;

•	potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

      We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operations.

      Although our management attempts to evaluate the risks inherent in each transaction and to value acquisition candidates appropriately, we cannot assure you that we will properly ascertain all such risks or that acquired businesses and assets will perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, we are able to obtain from the sellers.

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

      Principal amounts expected to mature are $8.1 million, $203.8 million, $23.0 million, $141.1 million and $102.0 million during the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. These include investments totaling $180.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $1.2 million and $1.5 million, during the three and six month periods ended June 30, 2003, and $2.1 million and $1.9 million during the three and six month period ended June 30, 2002, respectively.

ITEM 4.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

      As required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of WebMD’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended June 30, 2003.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Envoy Securities Litigation

      Several years prior to our acquisition of Envoy Corporation, Envoy and some of its officers were named as defendants in three identical lawsuits filed in the United States District Court for the Middle District of Tennessee, Nashville Division. In 1998, the District Court ordered the three cases consolidated under the caption In re Envoy Corporation Securities Litigation.

      Plaintiffs alleged that the defendants made material misrepresentations and omissions in Envoy’s public filings and public statements concerning Envoy’s financial statements and Envoy’s accounting for some charges taken in connection with acquisitions. In addition, plaintiffs alleged that, as a result of defendants’ alleged actions, Envoy’s reported earnings during the class period were overstated and the price for Envoy’s common stock was artificially inflated.

      In April 2002, the court certified a class of plaintiffs consisting of all persons, other than defendants, who purchased shares of Envoy common stock between February 27, 1997 and August 18, 1998.

      On July 11, 2003, Envoy entered into a Memorandum of Understanding regarding the settlement in principle of this litigation. The Memorandum of Understanding and the settlement are subject to the execution of additional settlement documents (including a definitive stipulation of settlement), preliminary and final approval of the District Court, and other customary conditions. The Memorandum of Understanding provides that defendants will pay to plaintiffs the sum of $11 million in settlement of the claims asserted in the action and that plaintiffs will release defendants and the action will be dismissed with prejudice. The settlement amount will be funded entirely by proceeds of Envoy’s insurance policy. Defendants have denied and continue to deny the allegations asserted in this lawsuit and have agreed to the Memorandum of Understanding and the settlement contemplated therein to eliminate the burden and expense of further litigation. It is anticipated that the stipulation of settlement and other settlement documents will be presented to the District Court for preliminary approval on or before September 2, 2003 and that, following preliminary Court approval, the settlement will be presented to the Court for final approval and dismissal of the action with prejudice within 45 to 90 days thereafter.

      As has been previously disclosed, the Agreement and Plan of Merger among WebMD, Pine Merger Corp., Envoy, Quintiles Transnational Corp. and QFinance, Inc., dated as of January 22, 2000, provides that Quintiles will indemnify WebMD with respect to this litigation. As a result of this indemnification, Envoy’s insurer has filed suit in its and Envoy’s name against Quintiles to recover monies paid for attorney’s fees in defense of this action and the amount of the settlement fund being paid by the insurer pursuant to the Memorandum of Understanding.

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      In the summer and fall of 2001, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named WebMD and certain former officers and directors of WebMD as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

      The complaints against WebMD and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the

Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.

      The plaintiffs have dismissed the claims against the four former officers and directors of WebMD without prejudice, pursuant to Reservation of Rights and Tolling Agreements with those individuals.

      On July 15, 2002, the issuer defendants in the consolidated action, including WebMD, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District Court denied, with certain exceptions not relevant to WebMD, the issuer defendants’ motion to dismiss.

      After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated actions (including WebMD), the affected insurance companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement is embodied in a Memorandum of Understanding and a number of related agreements that together set out a comprehensive framework for settlement of the consolidated actions among these parties. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for WebMD’s insurance carriers, not WebMD, to pay WebMD’s pro rata share.

      WebMD has approved the settlement, and we understand that virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. Although WebMD believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to WebMD, were without merit, we believe that the settlement is beneficial to WebMD because it reduces the time, expense and risks of further litigation, particularly since virtually all of the other issuer defendants will participate and our insurance carriers strongly support the settlement.

      In order for the settlement to become final, the Memorandum of Understanding must be reduced to a separate settlement agreement as to each issuer, each of which must be approved by the court. Accordingly, we anticipate, though we cannot guarantee, that this settlement will resolve the IPO allocation securities litigation between the plaintiffs and WebMD.

Item 2.	Changes in Securities and Use of Proceeds

      On May 2, 2003, WebMD issued 17,935 shares of WebMD common stock to Nationwide Medical Services, Inc. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      On June 17, 2003, WebMD issued 9,676 shares of WebMD common stock to RBS Equity Corporation, as nominee for NatWest Finance Inc., in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      On June 17, 2003, WebMD issued 30,894 shares of WebMD common stock to BoS (USA) Inc. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      During the three months ended June 30, 2003, WebMD issued an aggregate of 39,524 shares of WebMD common stock to eleven individuals in twelve transactions exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of outstanding warrants originally issued to Gleacher & Co. and transferred by it to the individuals. The number of shares and date for each of these transactions are: 1,369 shares on April 7, 2003; 4,764 shares on April 23, 2003; 1,218 shares on April 24, 2003; 5,950 shares on May 2, 2003; 471 shares on May 5, 2003; 440 shares on May 28, 2003; 16,004 shares on June 5, 2003; 2,513 shares on June 6, 2003; 4,043 shares on June 16, 2003; 486 shares on June 17, 2003; 394 shares on June 18, 2003; and 1,872 shares on June 19, 2003.

Item 5.     Other Information

Regulatory Developments with Respect to the HIPAA Transaction Standards

      The following information is intended to supplement the information contained in WebMD’s Annual Report on Form 10-K regarding the transaction and code set provisions (which we refer to as the Transaction Standards) promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

      Under HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. The HIPAA Transaction Standards establish format and data content standards for eight of the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The intent of the Transaction Standards was to promulgate new standards, under which any party transmitting or receiving any of these eight healthcare transactions electronically would send and receive data in a single format, rather than the large number of different data formats currently used. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Envoy and Medical Manager Network Services. We are committed to facilitating our customers’ compliance with the HIPAA Transaction Standards and are building the necessary infrastructure to accommodate HIPAA-standard transactions.

      October 16, 2003 is the deadline for covered entities to comply with the Transaction Standards. Failure to comply with the Transaction Standards may subject covered entities, including our WebMD Envoy clearinghouse, to civil monetary penalties. However, the ability of each covered entity to comply is dependent on compliance efforts by numerous other covered entities. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards. On July 24, 2003, in response to concerns communicated to CMS regarding the readiness of a significant portion of the covered entities for the October 16 deadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its “Guidance on Compliance with HIPAA Transaction and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, CMS officials participated in a teleconference during which they provided additional clarification on planned enforcement practices.

      The CMS Guidance makes clear that CMS expects each party to every transaction to be accountable for compliance with the new standards as of October 16, 2003. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy. CMS indicated that it will respond to complaints regarding non-compliant transactions submitted to it in writing and that, upon receipt of a complaint, CMS will notify the entity that a complaint has been filed and provide an opportunity for the entity to demonstrate compliance or to document its good faith effort to comply with the standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity’s efforts on behalf of itself, but its efforts — through outreach and testing — to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners.

      We believe that the CMS Guidance may assist in reducing disruptions in the flow of electronic transactions that otherwise could have occurred beginning on or before October 16, 2003 and that a smoother transition would benefit our company and the entire healthcare industry. However, one short-term effect of the CMS Guidance and related transition matters may be that, as a result of the extended period of testing and implementation, there could be fewer electronic transactions for us to process in late 2003 than would otherwise have been the case.

      We continue to work with payers, providers, practice management system vendors and other healthcare participants to ready their and our systems for the new Transaction Standards. Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing the requirements of the Transaction Standards and in overcoming other connectivity challenges that HIPAA does not eliminate. Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like WebMD Envoy, to translate between standard and non-standard formats. As a result, use of a clearinghouse allows numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. As various healthcare entities are in different stages of migration during transition, WebMD Envoy is preparing to translate claim information from non-standard to standard formats and vice versa.

      We cannot provide assurance regarding how CMS will apply the CMS Guidance to clearinghouses in general or to WebMD Envoy in particular. In addition, even though the CMS Guidance may assist in avoiding major disruptions in the flow of electronic transactions, we expect that there will still be some problems during the period directly before and after October 16, 2003 while healthcare industry participants are adjusting to implementation of the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during that adjustment period, which could adversely affect our relationships with them.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index on page E-1 are filed as part of this Quarterly Report, other than Exhibits 32.1 and 32.2, which are being furnished to accompany this Quarterly Report solely for the purpose of complying with Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and shall not be deemed filed as part of this Quarterly Report.

      (b) The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2003:

•	Amendment, filed April 11, 2003, to add certain cash flow information to the Current Report on Form 8-K, filed March 14, 2003, regarding announcement of results for the quarter and year ended December 31, 2002.

•	Current Report on Form 8-K, filed May 5, 2003, regarding announcement of results for the quarter ended March 31, 2003.

•	Current Report on Form 8-K, filed June 17, 2003, regarding announcement of agreement to acquire Advanced Business Fulfillment, Inc.

•	Current Report on Form 8-K, filed June 20, 2003 and amended on July 8, 2003, regarding issuance of 1.75% Convertible Subordinated Notes due 2023.

•	Current Report on Form 8-K, filed June 27, 2003, regarding announcement of date of Annual Meeting of Stockholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ KIRK G. LAYMAN

Kirk G. Layman
Executive Vice President, Administration
and Acting Chief Financial Officer

Date: August 13, 2003

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt
3.1	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed September 13, 2000), as amended by Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	Amended and Restated Bylaws of Registrant, as currently in effect
4.1	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York
4.2	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC
4.3	Registration Rights Agreement dated as of July 17, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1