Form 10-Q
period 2003-09-30
WEBMD CORP /NEW/
filed 2003-11-14
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒     No ☐

As of November 10, 2003, there were 306,910,104 shares of the registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2003

WebMD®, WebMD Health®, The Medical Manager®, ULTIATM, Intergy®, Envoy®, ExpressBill®, Medscape®, Optate®, WellMed® and POREX® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 35, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated services,

•	the inability to successfully deploy new or updated applications,

•	difficulties in forming and maintaining mutually beneficial relationships with customers and strategic partners, some of whom are also competitors,

•	difficulties in integrating acquired companies, businesses and technologies,

•	the inability to attract and retain qualified personnel, and

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastic industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 35 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,872	$175,596
Short-term investments	211,378	10,888
Accounts receivable, net	172,988	163,244
Inventory	11,120	9,976
Current portion of prepaid content and distribution services	23,582	25,406
Assets of discontinued operations	—	94,056
Other current assets	23,810	25,814

Total current assets	526,750	504,980

Marketable debt securities	678,315	449,289
Marketable equity securities	5,681	7,427
Property and equipment, net	80,264	70,488
Prepaid content and distribution services	32,670	48,532
Goodwill	667,444	586,043
Intangible assets, net	91,806	73,222
Other assets	34,733	26,267

	$2,117,663	$1,766,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,389	$10,063
Accrued expenses	217,479	208,342
Deferred revenue	83,959	81,179
Liabilities of discontinued operations	—	12,365

Total current liabilities	311,827	311,949

3 1/4% convertible subordinated notes due 2007	299,999	300,000
1.75% convertible subordinated notes due 2023	350,000	—
Other long-term liabilities	1,338	498
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2003; 600,000,000 shares authorized at December 31, 2002; 382,291,875 shares issued at September 30, 2003; 374,661,064 shares issued at December 31, 2002	38	37
Additional paid-in-capital	11,717,401	11,682,443
Deferred stock compensation	(6,216)	(17,805)
Treasury stock, at cost; 76,324,165 shares at September 30, 2003; 74,254,669 shares at December 31, 2002	(345,667)	(327,542)
Accumulated deficit	(10,222,587)	(10,195,048)
Accumulated other comprehensive income	11,530	11,716

Total stockholders’ equity	1,154,499	1,153,801

	$2,117,663	$1,766,248

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$250,635	$217,004	$705,584	$642,220
Costs and expenses:
Cost of operations	149,270	123,360	410,556	379,101
Development and engineering	11,334	10,869	32,654	32,640
Sales, marketing, general and administrative	72,450	66,883	209,917	218,501
Depreciation, amortization and other	11,097	32,073	52,961	95,575
Legal expense	493	—	493	—
Restructuring and integration benefit	—	2,100	—	5,850
Gain on investments	3,039	681	3,222	6,547
Interest income	6,401	5,222	16,434	14,341
Interest expense	4,703	2,819	10,444	5,677
Other income	—	2,323	1,118	2,323

Income (loss) from continuing operations before income tax provision (benefit)	10,728	(8,674)	9,333	(60,213)
Income tax provision (benefit)	1,273	(12,103)	3,261	(10,700)

Income (loss) from continuing operations	9,455	3,429	6,072	(49,513)
Income (loss) from discontinued operations, net of income taxes	(3,366)	1,109	(33,611)	2,240

Net income (loss)	$6,089	$4,538	$(27,539)	$(47,273)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.02	$(0.16)
Income (loss) from discontinued operations	(0.01)	0.01	(0.11)	0.01

Net income (loss)	$0.02	$0.02	$(0.09)	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.02	$(0.16)
Income (loss) from discontinued operations	(0.01)	0.00	(0.10)	0.01

Net income (loss)	$0.02	$0.01	$(0.08)	$(0.15)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	305,471	297,352	304,121	306,161

Diluted	328,463	308,537	326,396	306,161

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(27,539)	$(47,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations	33,611	(2,240)
Depreciation, amortization and other	52,961	95,575
Amortization of debt issuance costs	1,505	740
Non-cash content and distribution services	18,224	19,558
Non-cash stock-based compensation	10,948	21,559
Gain on investments	(3,222)	(6,547)
Changes in operating assets and liabilities:
Accounts receivable	3,580	5,226
Inventory	(1,144)	711
Federal income tax receivable	—	(12,887)
Prepaid content and distribution services	(537)	(201)
Other assets	5,685	(8,001)
Accounts payable	(775)	(3,220)
Accrued expenses	(12,174)	(10,216)
Deferred revenue	(2,228)	6,822

Net cash provided by continuing operations	78,895	59,606
Net cash provided by discontinued operations	5,130	5,809

Net cash provided by operating activities	84,025	65,415
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	11,322	106,108
Proceeds from maturities and redemptions of held-to-maturity securities	157,919	59,095
Purchases of available-for-sale securities	(7,754)	(206,983)
Purchases of held-to-maturity securities	(590,113)	(300,970)
Purchases of property and equipment	(13,643)	(20,737)
Proceeds received from sale of discontinued operations	46,500	—
Cash paid in business combinations, net of cash acquired	(133,471)	(9,929)
Other changes in equity of discontinued operations	1,754	7,511

Net cash used in continuing operations	(527,486)	(365,905)
Net cash used in discontinued operations	(2,529)	(9,184)

Net cash used in investing activities	(530,015)	(375,089)
Cash flows from financing activities:
Proceeds from issuance of common stock	35,367	14,313
Purchases of treasury shares	(18,125)	(103,784)
Payments of notes payable and other	(211)	(2,899)
Net proceeds from issuance of convertible debt	339,125	292,000
Redemption of Series B Preferred Stock	—	(10,000)

Net cash provided by continuing operations	356,156	189,630
Net cash used in discontinued operations	(6,546)	(1,147)

Net cash provided by financing activities	349,610	188,483
Effect of exchange rates on cash	711	765

Net decrease in cash and cash equivalents	(95,669)	(120,426)
Changes in cash attributable to discontinued operations	3,945	4,522
Cash and cash equivalents at beginning of period	175,596	278,513

Cash and cash equivalents at end of period	$83,872	$162,609

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      Porex Corporation and the Company’s other Plastic Technologies subsidiaries (collectively referred to as “Porex”) had previously been reported as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, the Company terminated its formal divestiture plan for Porex. Accordingly, the assets, liabilities and operations of Porex were reclassified as a continuing operation since September 12, 2000, its date of acquisition. The operations of Porex have been included in a separate operating segment, “Plastic Technologies.” On August 1, 2003, the Company completed the sale of two operating units of its Plastic Technologies segment (see Note 2). Accordingly, the historical results of these two operating units, including the loss related to the divestitures, have been reclassified as discontinued operations in the Company’s financial statements.

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, restructuring costs, contingencies, litigation and the value attributed to warrants issued for services.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Raw materials and supplies	$3,246	$3,834
Work-in-process	1,338	493
Finished goods and other	6,536	5,649

	$11,120	$9,976

Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure  — An Amendment of FASB Statement No. 123,” the following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$6,089	$4,538	$(27,539)	$(47,273)
Deduct: Stock-based employee compensation expense included in reported net income (loss) (including stock-based employee compensation expense related to discontinued operations)	3,570	6,669	11,128	21,559
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,024)	(31,506)	(60,403)	(99,616)

Pro forma net loss	$(13,365)	$(20,299)	$(76,814)	$(125,330)

Net income (loss) per common share:
Basic — as reported	$0.02	$0.02	$(0.09)	$(0.15)

Diluted — as reported	$0.02	$0.01	$(0.08)	$(0.15)

Basic and diluted — pro forma	$(0.04)	$(0.07)	$(0.25)	$(0.41)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income (loss) has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for options granted in 2003 was estimated at the date of grant using the Black-Scholes option

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model employing weighted-average assumptions consistent with the assumptions used in determining the fair value of options granted in 2002, which assumptions were included in Note 15 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Discontinued Operations

      Porex had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, the Company terminated its formal divestiture plan relating to Porex and, accordingly, the assets, liabilities and operations of Porex were reclassified as a continuing operation since September 12, 2000, its date of acquisition. On August 1, 2003, the Company completed the sale of two operating units of Porex, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”) to enable Porex to focus on its porous materials businesses. The operating units were sold in two separate transactions for an aggregate sales price of $46,500. An impairment charge of $33,113 was recorded in the results for the quarter ended June 30, 2003 to reduce the long-lived assets of Porex Bio and Porex Medical to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name and patent intangibles and $1,387 of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. During the three months ended September 30, 2003, the Company recorded a loss on disposal of $3,491, primarily representing certain costs related to the disposition, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. While the determination of the loss on disposal is substantially complete, the purchase price is subject to customary post-closing adjustments which have not been finalized. Also included in income (loss) from discontinued operations for the three months ended September 30, 2003 is $125 representing the income from the operations of the discontinued units through

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of their sale on August 1, 2003. Summarized operating results for the discontinued units through August 1, 2003 were as follows:

	For the Period		For the Period
	July 1, 2003	For the Three	January 1, 2003	For the Nine
	through	Months Ended	through	Months Ended
	August 1, 2003	September 30, 2002	August 1, 2003	September 30, 2002

Revenue	$4,739	$13,951	$31,004	$42,252
Income (loss) from operations	$125	$1,109	$(30,120)	$2,240
Loss on disposal	(3,491)	—	(3,491)	—

Income (loss) from discontinued operations, net of income taxes	$(3,366)	$1,109	$(33,611)	$2,240

      The following table presents summary balance sheet information for the discontinued operations as of December 31, 2002:

Assets of discontinued operations:
Cash and cash equivalents	$3,945
Accounts receivable, net	7,223
Inventory, net	8,828
Property and equipment, net	24,249
Goodwill and intangible assets, net	49,326
Other assets	485

Total assets of discontinued operations	$94,056

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$5,700
Debt	6,665

Total liabilities of discontinued operations	$12,365

3.	Business Combinations

2003 Acquisitions

      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,805 in cash for all of the outstanding capital stock of the acquired company and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $5,860 was recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The results of operations of the acquired company have been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $113,268, comprised of $108,368 in cash and $4,900 of estimated acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company will pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $61,657 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of the acquired company have been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      On May 29, 2003, the Company acquired a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for this company was approximately $10,550, comprised of $10,400 in cash and estimated acquisition costs of $150. Additionally, the Company will pay up to $2,500 if the acquired company meets certain financial milestones during the years ending December 31, 2003 and 2004. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $8,811 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of the acquired company have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,075, comprised of $4,000 in cash and estimated acquisition costs of $75. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $4,083 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      During the nine months ended September 30, 2003, the Company acquired six physician services companies for an aggregate cost of $1,782, which was paid in cash. These acquisitions were accounted for

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $1,109 and intangible assets subject to amortization of $870 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three years and $519 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2002 Acquisitions

      On October 31, 2002, the Company acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19,031, comprised of $18,781 in cash and estimated acquisition costs of $250. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $18,380 and an intangible asset subject to amortization of $2,700 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of acquired unpatented technology with an estimated useful life of three years. The results of operations of WellMed have been included in the financial statements of the Company from October 31, 2002, the closing date of the acquisition, and are included in the Portal Services segment.

      In 2002, the Company acquired 21 physician services companies for an aggregate cost of $14,400, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $11,784 and intangible assets subject to amortization of $4,049 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,281 related to non-compete agreements with estimated useful lives of one to five years and $2,768 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for the three and nine months ended September 30, 2003 and 2002 gives effect to the acquisition of ABF, including amortization of intangible assets, as if it had occurred as of the beginning of the earliest period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of ABF, and should not be construed as representative of these results

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for any future period. The remaining acquisitions in 2003 and 2002 have been excluded as the pro forma impact of such acquisitions was not significant in any of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$254,128	$233,743	$748,627	$687,646
Income (loss) from continuing operations	9,637	3,980	10,161	(47,381)
Net income (loss)	6,271	5,089	(23,450)	(45,141)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.03	$(0.15)

Net income (loss)	$0.02	$0.02	$(0.08)	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.03	$(0.15)

Net income (loss)	$0.02	$0.02	$(0.07)	$(0.15)

4.	Restructuring and Integration

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

      The Company has substantially completed its restructuring and integration efforts. The balance of the restructuring and integration accrual as of September 30, 2003 is primarily related to remaining lease payments of previously vacated facilities. The following table presents cash activity in the restructuring and integration accrual:

Balance at December 31, 2002.	$33,535
Cash payments	(5,978)

Balance at September 30, 2003	$27,557

5.	Stockholders’ Equity

Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, as amended, the Company was authorized to use up to a total of $150,000 to purchase shares of its common stock from time to time, subject to market conditions. As of September 30, 2003, the Company had repurchased a total of 22,060,656 shares at a cost of approximately $104,167 under the Program, of which 2,069,496 shares were repurchased during the nine months ended September 30, 2003 for an aggregate purchase price of $18,125. No shares were repurchased during the three months ended September 30, 2003. The Company repurchased 3,237,207 shares and 3,882,734 shares of its common stock for an aggregate purchase price of $15,037 and $19,043 during the three and nine months ended September 30, 2002. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of September 30, 2003, the Company had $45,833 available to repurchase shares of its common stock under the Program.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended June 30, 2002, the Company repurchased 14,100,000 shares of its common stock from a stockholder at a purchase price of $6.01 per share, or an aggregate purchase price of $84,741. The repurchase of the shares was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Program.

Series B Convertible Redeemable Preferred Stock

      In connection with the acquisition of CareInsite, the Company issued 100 shares of Series B Convertible Redeemable Preferred Stock in exchange for all the outstanding shares of CareInsite’s preferred stock. In March 2002, the Company redeemed the outstanding Series B Convertible Redeemable Preferred Stock for $10,000 in accordance with its terms.

6.	Convertible Subordinated Notes

$350,000 1.75% Convertible Subordinated Notes due 2023

      On June 25, 2003, the Company issued $300,000 aggregate principal amount of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) in a private offering. On July 7, 2003, the Company issued an additional $50,000 aggregate principal amount of the 1.75% Notes. Unless previously redeemed or converted, the 1.75% Notes will mature on June 15, 2023. Interest on the 1.75% Notes accrues at the rate of 1.75% per annum and is payable semiannually on June 15 and December 15, commencing December 15, 2003. The Company will also pay contingent interest of 0.25% per annum of the average trading price of the 1.75% Notes during specified six month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

      The 1.75% Notes are convertible into an aggregate of 22,742,040 shares of the Company’s common stock (representing a conversion price of $15.39 per share) if the sale price of the Company’s common stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes are redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of the Company’s common stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of the Company’s common stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

      The Company incurred issuance costs related to the 1.75% Notes of approximately $10,875 which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand redemption.

$300,000 3 1/4% Convertible Subordinated Notes due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance,

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of September 30, 2003, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the 3 1/4% Notes of $8,000, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the 3 1/4% Notes. The amortization of the issuance costs is included in interest expense in the accompanying consolidated statements of operations.

7.	Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain on investments, other income, legal expense related to the investigation by the United States Attorney for the District of South Carolina (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

      The Company has aligned its business into four operating segments as follows:

      Transaction Services or WebMD Envoy provides healthcare reimbursement cycle management services, including transmission of transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet, and dedicated communication methods. WebMD Envoy’s services assist its customers in automating key administrative and clinical functions. In addition, WebMD Envoy provides automated patient billing services to providers, including statement printing and mailing services, and provides paid-claims communication services to third party administrators and health insurers, including print-and-mail services for the distribution of checks, remittance advice, and explanations of benefits.

      Physician Services or WebMD Practice Services develops and markets integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

      Portal Services or WebMD Health provides online healthcare information, educational services and related resources for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. WebMD Health also provides online content for use by media and healthcare partners on their Web sites. WebMD Health develops and sells online and offline channels of communication and sponsorship programs to pharmaceutical, biotech, medical device and consumer products companies, particularly those who are interested in influencing healthcare decisions. In

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, WebMD Health provides a suite of online tools and related services to employers and health plans for use by their employees and plan members.

      Plastic Technologies or Porex develops, manufactures and distributes proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Transaction services	$131,977	$115,026	$365,491	$350,157
Physician services	75,487	70,581	224,295	202,738
Portal services	31,164	19,851	79,882	54,991
Plastic technologies	19,093	16,803	55,015	49,552
Inter-segment eliminations	(7,086)	(5,257)	(19,099)	(15,218)

	$250,635	$217,004	$705,584	$642,220

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$21,767	$24,327	$68,160	$60,129
Physician services	3,686	7,174	16,342	19,660
Portal services	8,712	3,577	18,922	(3,479)
Plastic technologies	5,690	5,125	15,857	15,526
Corporate	(12,809)	(11,493)	(37,652)	(38,741)
Interest income	6,401	5,222	16,434	14,341
Interest expense	(4,703)	(2,819)	(10,444)	(5,677)

	28,744	31,113	87,619	61,759

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(11,097)	(32,073)	(52,961)	(95,575)
Non-cash content and distribution services and stock compensation	(9,465)	(12,818)	(29,172)	(41,117)
Restructuring and integration benefit	—	2,100	—	5,850
Legal expense	(493)	—	(493)	—
Gain on investments	3,039	681	3,222	6,547
Income tax (provision) benefit	(1,273)	12,103	(3,261)	10,700
Other income	—	2,323	1,118	2,323

Income (loss) from continuing operations	9,455	3,429	6,072	(49,513)
Income (loss) from discontinued operations, net of income taxes	(3,366)	1,109	(33,611)	2,240

Net income (loss)	$6,089	$4,538	$(27,539)	$(47,273)

8.	Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information. However, considerable

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	September 30, 2003		December 31, 2002

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$83,872	$83,872	$175,596	$175,596
Short-term investments	208,624	211,378	10,865	10,897
Marketable securities — long-term	680,104	692,452	448,286	464,638
Liabilities:
Convertible subordinated notes	$649,999	$646,812	$300,000	$348,000

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair values and unrealized gains relating to the Company’s investments in debt and equity securities:

	September 30, 2003			December 31, 2002

	Cost or	Gross		Cost or	Gross
	Net Carrying	Unrealized		Net Carrying	Unrealized
	Amount	Gains	Fair Value	Amount	Gains	Fair Value

Short-Term
Held-to-maturity:
Certificates of deposit and marketable debt securities	$—	$—	$—	$2,919	$9	$2,928
Available-for-sale:
Certificates of deposit and marketable debt securities	208,624	2,754	211,378	7,946	23	7,969

Total	$208,624	$2,754	$211,378	$10,865	$32	$10,897

Long-Term
Held-to-maturity:
Marketable debt securities	$678,315	$8,456	$686,771	$243,475	$7,922	$251,397
Available-for-sale:
Marketable debt securities	—	—	—	201,641	4,173	205,814
Equity securities	1,789	3,892	5,681	3,170	4,257	7,427

Total	$680,104	$12,348	$692,452	$448,286	$16,352	$464,638

      As of September 30, 2003, the Company’s short-term investments consisted of certificates of deposit, U.S. Treasury Notes, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. As of December 31, 2002, the Company’s short-term investments consisted of certificates of deposit, municipal bonds and asset-backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of an equity investment in a publicly traded company.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net carrying amount and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or Net
	Carrying Amount	Fair Value

Held-to-maturity:
Due after one year through five years	$678,315	$686,771

Available-for-sale:
Due in one year or less	$208,624	$211,378

      During the three months ended September 30, 2003, the Company sold a portion of an investment in equity securities for proceeds of $4,335, which resulted in a gain of $2,937. The proceeds from this sale have been included in “proceeds from maturities and sales of available-for-sale securities” in the accompanying consolidated statements of cash flows and the gain has been included in “gain on investments” in the accompanying consolidated statements of operations.

9.	Income (Loss) Per Common Share

      Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to consider the effect of potentially dilutive securities. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$9,455	$3,429	$6,072	$(49,513)
Income (loss) from discontinued operations	(3,366)	1,109	(33,611)	2,240

Net income (loss) attributable to common stockholders	$6,089	$4,538	$(27,539)	$(47,273)

Weighted-average shares — Basic	305,471	297,352	304,121	306,161
Effect of dilutive securities:
Employee stock options and warrants	22,992	11,185	22,275	—

Adjusted weighted-average shares after assumed conversions — Diluted	328,463	308,537	326,396	306,161

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.02	$(0.16)
Income (loss) from discontinued operations	(0.01)	0.01	(0.11)	0.01

Net income (loss)	$0.02	$0.02	$(0.09)	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	$0.02	$(0.16)
Income (loss) from discontinued operations	(0.01)	0.00	(0.10)	0.01

Net income (loss)	$0.02	$0.01	$(0.08)	$(0.15)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has excluded convertible subordinated notes and restricted stock, as well as certain outstanding warrants and stock options from the calculation of diluted income (loss) per common share because such securities were either anti-dilutive or were not convertible to common stock in accordance with their terms during the periods presented. The following table presents the total number of shares that could potentially dilute basic income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Options, warrants and restricted stock	81,973	115,911	83,133	148,175
Convertible notes	55,129	32,387	55,129	32,387

	137,102	148,298	138,262	180,562

10.	Comprehensive Income (Loss)

      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) during the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Foreign currency translation gains (losses)	$109	$(207)	$1,621	$1,683
Unrealized gains (losses) on securities:
Unrealized holding gains	3,043	3,556	1,415	11,600
Less: reclassification adjustment for gains realized in net income	3,039	681	3,222	6,547

Net unrealized gains (losses) on securities	4	2,875	(1,807)	5,053

Other comprehensive income (loss)	113	2,668	(186)	6,736
Net income (loss)	6,089	4,538	(27,539)	(47,273)

Comprehensive income (loss)	$6,202	$7,206	$(27,725)	$(40,537)

11.	Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003.	$341,967	$182,085	$23,705	$38,286	$586,043
Goodwill recorded during the period	67,517	1,109	12,894	—	81,520
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	219	219

Balance as of September 30, 2003.	$409,484	$182,449	$37,006	$38,505	$667,444

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets subject to amortization consist of the following:

	September 30, 2003			December 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$252,376	$(204,885)	$47,491	$209,386	$(179,127)	$30,259
Trade names	27,216	(18,840)	8,376	24,329	(14,013)	10,316
Non-compete agreements	2,619	(713)	1,906	2,268	(295)	1,973
Technology and patents	180,326	(146,293)	34,033	175,159	(144,485)	30,674

Total	$462,537	$(370,731)	$91,806	$411,142	$(337,920)	$73,222

      Amortization expense was $3,553 and $32,811 for the three and nine months ended September 30, 2003, respectively, and $26,179 and $78,276 for the three and nine months ended September 30, 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31,
2003 (October 1st to December 31st)	$2,949
2004	12,313
2005	10,922
2006	7,940
2007	7,129
Thereafter	50,553

12.	Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 1, 2003 did not have any effect on the Company’s consolidated financial position or results of operations.

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

      In November 2002, the Emerging Issues Task Force issued a final consensus on issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which addresses how to account for arrangements that may involve the delivery or performance of multiple products,

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the operating statement impact as the cumulative effect of a change in accounting principle. The Company has adopted EITF 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

      The United States Attorney for the District of South Carolina is conducting an investigation of the Company. As more fully described in Part II, Item 1 of this Quarterly Report, based on the information available to the Company as of the date of this Quarterly Report, the Company believes that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and the Company’s Medical Manager Health Systems subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it may continue. The Company intends to continue to fully cooperate with the authorities in this matter. While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigation, it expects that they may be significant. For the quarter ended September 30, 2003, those expenses are reflected as “Legal Expenses” in the accompanying Consolidated Statements of Operations.

      In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Part II, Item 1 of this Quarterly Report and in the Company’s 2002 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

14. Subsequent Event

      On October 21, 2003, the Company entered into a definitive agreement to acquire Medifax-EDI, Inc. (“Medifax”), a leading provider of real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. Medifax is a privately held company based in Nashville, Tennessee. The

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price is $280,000 including certain assumed liabilities and will be paid in cash. The purchase price is subject to customary post-closing adjustments. Prior to closing, Medifax will distribute its Pharmacy Services companies to its owner, an affiliate of Crescent Capital Investments, Inc., and these companies are not included in the transaction. The completion of the acquisition is conditioned upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Cautionary Statement Regarding Forward-Looking Statements‘ on page 3.

      The following discussion reflects our Plastic Technologies business, Porex, as a continuing operation since the date of its acquisition on September 12, 2000. Previously, Porex had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, we terminated our formal divestiture efforts relating to Porex. On August 1, 2003, we completed the sale of two operating units of our Plastic Technologies segment. Accordingly, the historical results of these two operating units, including the loss related to the divestitures, have been reclassified as discontinued operations in our financial statements.

      All amounts are reflected in thousands, except share and per share data, unless otherwise noted.

Critical Accounting Policies and Estimates

      Our discussion and analysis of WebMD’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, accruals related to our restructuring program, contingencies, litigation and the value attributed to warrants issued for services.

      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue.Our revenue recognition policies for each reportable segment are as follows:

Transaction Services or WebMD Envoy. Healthcare payers and providers pay us fees for our services, generally on a per transaction basis or monthly basis. We recognize revenue as we perform the service. Healthcare payers and providers also pay us one-time implementation and annual maintenance fees. We recognize revenue from these fees ratably over the term of the respective agreements.

Physician Services or WebMD Practice Services. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance, no significant future performance obligations exist, fees are fixed and determinable and collectability is probable. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method, as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally billed on a monthly or per transaction basis, as we provide the service.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill.

•	Investments. Our investments, at September 30, 2003, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and equity investments in publicly traded companies. For each reporting period, we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Our carrying value is not necessarily indicative of the underlying value of an investment. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the carrying value of advertising services we have the rights to, classified as prepaid content and distribution services. We estimated the fair value of our rights under the new agreement using a discounted cash flow approach. This estimate also affects the amortization of this asset in future periods over the contractual term. Also, in connection with our restructuring and integration efforts, we recorded charges for estimated future lease obligations and lease cancellation penalties related to exited facilities based on many different variables, such as the term to expiration, contractual rights under the lease agreement and current real estate market conditions. Future changes in any of these variables, such as a change in real estate market conditions, could have an impact on these estimates.

Significant Acquisitions

      On July 17, 2003, we completed our acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $113,268, comprised of $108,368 in cash and $4,900 of estimated acquisition costs for all of the outstanding capital stock of ABF. Additionally, we will pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of our common stock or, at our option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of our stock and if the value of our stock exceeds certain price levels at the time of payment. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $61,657 and intangible assets subject to amortization of $47,000 were recorded. We expect that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of the acquired company have been included in our financial statements from July 17, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      Additionally, on October 21, 2003, we entered into a definitive agreement to acquire Medifax-EDI, Inc. (“Medifax”), a leading provider of real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. Medifax is a privately held company based in Nashville, Tennessee. The purchase price is $280,000 including certain assumed liabilities, and will be paid in cash, subject to customary post-closing adjustments. The completion of the acquisition is conditioned upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions. The results of operations of Medifax will be included in our financial statements from the acquisition closing date and will be included in the Transaction Services segment.

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

Results of Operations

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. A significant portion of Transaction Services revenues is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. The majority of Portal Services revenues are derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our Transaction Services products, and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Plastic Technologies segment.

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

      The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002.

Consolidated

Revenues

      Revenues for the three months ended September 30, 2003 were $250,635, compared to $217,004 for the three months ended September 30, 2002. The Transaction Services, Portal Services, Physician Services and Plastic Technologies segments were responsible for $16,951, $11,313, $4,906 and $2,290, respectively, of the revenue increase for the quarter, which was partially offset by an increase of $1,829 in inter-segment eliminations.

      Revenues for the nine months ended September 30, 2003 were $705,584, compared to $642,220 for the nine months ended September 30, 2002. The Transaction Services, Portal Services, Physician Services, and Plastic Technologies segments were responsible for $15,334, $24,891, $21,557 and $5,463, respectively, of the revenue increase for the nine month period, which was partially offset by an increase of $3,881 in inter-segment eliminations.

      Revenue from customers acquired through the 2002 Acquisitions and 2003 Acquisitions contributed $22,561 of a total of $33,631 and $32,115 of a total of $63,364 to the increases in revenue for the three and nine months ended September 30, 2003, respectively. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers.

Costs and Expenses

      Cost of Operations. Cost of operations was $149,270 and $410,556 for the three and nine months ended September 30, 2003, compared to $123,360 and $379,101 in the prior year periods. Our cost of operations represented 59.6% and 58.2% of revenues for the three and nine months ended September 30, 2003, compared to 56.8% and 59.0% for the three and nine months ended September 30, 2002. The increase in cost of operations as a percentage of revenue for the three months ended September 30, 2003 was primarily due to higher consulting and personnel costs related to our implementation of the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, as well as our July 17, 2003 acquisition of ABF, whose products have a lower gross margin. The decrease in cost of operations as a percentage of revenue during the nine months ended September 30, 2003 compared to the prior year period was primarily due to the impact of terminated laboratory connectivity products and relationships exited in May of 2002, partially offset by an increase in the HIPAA related spending discussed above. Included in cost of operations are non-cash expenses related to content and distribution services of $1,105 and $1,932 during the three and nine months ended September 30, 2003, and $453 and $2,176 during the three and nine months ended September 30, 2002, respectively.

      Development and Engineering. Development and engineering expense was $11,334 and $32,654 for the three and nine months ended September 30, 2003, which was relatively consistent with $10,869 and $32,640 in the prior year periods.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $72,450 and $209,917 for the three and nine months ended September 30, 2003, compared to $66,883 and $218,501 in the prior year periods. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $4,970 and $16,292 for the three and nine months ended September 30, 2003, compared to $5,696 and $17,382 for the prior year periods. Non-cash stock compensation was $3,390 and $10,948 for the three and nine months ended September 30, 2003, compared to $6,669 and $21,559 for the prior year periods. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 Acquisitions. Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, increased to $64,090 and $182,677, or 25.6% and 25.9% of revenue, for the three and nine months ended September 30, 2003, compared to $54,518 and $179,560, or 25.1% and 28.0% of revenue, for the prior year periods. The increase as a percentage of revenue for the three months ended September 30, 2003 is primarily due to higher professional services expenses and higher insurance expenses. As a percentage of revenue, the decrease during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to lower sales and marketing costs in our Portal Services segment, partially offset by the higher professional service expenses and higher insurance expenses mentioned above.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $11,097 and $52,961 for the three and nine months ended September 30, 2003, compared to $32,073 and $95,575 in the prior year periods. The decrease was primarily the result of intangible assets relating to certain acquisitions made in 1999 and 2000 becoming fully amortized since the beginning of the prior year periods.

      Legal Expense. Legal expense during the three and nine months ended September 30, 2003 was $493. Legal expense represents the costs incurred related to the investigation by the United States Attorney for the District of South Carolina initiated on September 3, 2003. Over the course of the investigation, we expect our legal expense to increase.

      Restructuring and Integration Benefit. There was no restructuring and integration activity recorded during the nine months ended September 30, 2003. During the three and nine months ended September 30, 2002, the Company recorded a benefit of $2,100 and $5,850, respectively, related to payments received in settlement of certain contractual obligations.

      Gain On Investments. Gain on investments was $3,039 and $3,222 during the three and nine months ended September 30, 2003, compared to $681 and $6,547 during the three and nine months ended September 30, 2002. The gain during the three and nine months ended September 30, 2003 primarily relates to the sale of a portion of the Company’s investment in marketable equity securities. The gain on investments during the three and nine months ended September 30, 2002 was attributable to a portion of one of our investments in available-for-sale securities that was sold during the quarter ended June 30, 2002 for a gain of $5,866 and to one of our investments in held-to-maturity securities that was called for early redemption during the quarter ended September 30, 2002 for a gain of $681.

      Interest Income. Interest income was $6,401 and $16,434 during the three and nine months ended September 30, 2003, compared to $5,222 and $14,341 in the prior year periods. The increase in interest income during the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 reflects a higher average investment balance in 2003 as a result of the issuance of our 1.75% Convertible Subordinated Notes in June and July of 2003. Also contributing to the higher interest income during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was the issuance of our 3 1/4% Convertible Subordinated Notes in April of 2002, which resulted in a higher average investment balance in 2003.

      Interest Expense. Interest expense was $4,703 and $10,444 for the three and nine months ended September 30, 2003, compared to $2,819 and $5,677 for the prior year periods. Interest expense during the three months ended September 30, 2003 increased compared to the three months ended September 30, 2002 as a result of the interest expense and amortization of debt issuance cost related to the 1.75% Convertible Subordinated Notes issued in June and July of 2003. Interest expense increased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the inclusion of a full nine months of interest expense and amortization of debt issuance cost related to the Company’s 3 1/4% Convertible Subordinated Notes issued in April of 2002 and the interest expense and amortization of debt issuance costs related to the Company’s issuance in June and July of 2003 of the 1.75% Convertible Subordinated Notes.

      Other Income. Other income during the nine months ended September 30, 2003 includes a benefit of $1,118 related to a state tax refund which applied to a pre-acquisition tax year of a company we acquired. During the three and nine months ended September 30, 2002, other income of $2,323 relates to the settlement of various pre-acquisition issues related to certain companies acquired in 1998 through 2000.

      Income Tax Provision (Benefit). Income tax provision represents tax expense for operations that are profitable in certain states and foreign countries. We provided for $1,273 and $3,261 of state, local and foreign income taxes for the three and nine months ended September 30, 2003, respectively, and $784 and $2,187 for the three and nine months ended September 30, 2002. In addition, included in the income tax provision for the three and nine months ended September 30, 2002 is an income tax benefit of $12,887 that represents a carryback of new operating losses to the prior periods of certain acquired subsidiaries in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Workers Assistance Act of 2002” that was enacted on March 9, 2002.

      Discontinued Operations. Income (loss) from discontinued operations represents the operating results of Porex Bio and Porex Medical as well as a loss of $3,491 recognized in connection with their disposal on August 1, 2003. Included in the loss from discontinued operations during the nine months ended September 30, 2003 was an impairment charge of $33,113 to reduce the long-lived assets of the discontinued operating units to fair value. This write-down was based on the expected proceeds to be received from disposition.

Segments

      We have aligned our business into four operating segments as follows:

•	Transaction Services or WebMD Envoy. We provide healthcare reimbursement cycle management services, including transmission of transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. Our services assist our customers in automating key administrative and clinical functions. In addition, we provide automated patient billing services to providers, including statement printing and mailing services, and provide paid-claims communication services to third party administrators and health insurers, including print-and-mail services for the distribution of checks, remittance advice, and explanation of benefits.

•	Physician Services or WebMD Practice Services. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	Portal Services or WebMD Health. We provide online healthcare information, educational services and related resources for consumers and healthcare professionals, both directly and through our relationships with leading general consumer Internet portals. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline channels of communication and sponsorship programs to pharmaceutical, biotech, medical device and consumer products companies, particularly those who are interested in influencing healthcare decisions. In addition, we provide a suite of online tools and related services to employers and health plans for use by their employees and plan members.

•	Plastic Technologies or Porex. We develop, manufacture and distribute proprietary porous and solid plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, legal expense related to the investigation by the United States Attorney for the District of South Carolina (“legal expense”), gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services.

      Results for the three and nine months ended September 30, 2003 and 2002 for each of our segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Transaction services	$131,977	$115,026	$365,491	$350,157
Physician services	75,487	70,581	224,295	202,738
Portal services	31,164	19,851	79,882	54,991
Plastic technologies	19,093	16,803	55,015	49,552
Inter-segment eliminations	(7,086)	(5,257)	(19,099)	(15,218)

	$250,635	$217,004	$705,584	$642,220

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$21,767	$24,327	$68,160	$60,129
Physician services	3,686	7,174	16,342	19,660
Portal services	8,712	3,577	18,922	(3,479)
Plastic technologies	5,690	5,125	15,857	15,526
Corporate	(12,809)	(11,493)	(37,652)	(38,741)
Interest income	6,401	5,222	16,434	14,341
Interest expense	(4,703)	(2,819)	(10,444)	(5,677)

	28,744	31,113	87,619	61,759

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(11,097)	(32,073)	(52,961)	(95,575)
Non-cash content and distribution services and stock compensation	(9,465)	(12,818)	(29,172)	(41,117)
Restructuring and integration benefit	—	2,100	—	5,850
Legal expense	(493)	—	(493)	—
Gain on investments	3,039	681	3,222	6,547
Income tax (provision) benefit	(1,273)	12,103	(3,261)	10,700
Other income	—	2,323	1,118	2,323

Income (loss) from continuing operations	9,455	3,429	6,072	(49,513)
Income (loss) from discontinued operations, net of income taxes	(3,366)	1,109	(33,611)	2,240

Net income (loss)	$6,089	$4,538	$(27,539)	$(47,273)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002.

      Transaction Services. Revenues were $131,977 and $365,491 for the three and nine months ended September 30, 2003, compared to $115,026 and $350,157 for the prior year periods. Revenues from customers acquired through the 2003 Acquisitions contributed $16,463 to the increase in Transaction Services revenues for both the three and nine months ended September 30, 2003. Additionally, revenues during the nine months ended September 30, 2002 include $7,460 of revenues associated with terminated laboratory connectivity products and relationships exited in May 2002. Excluding the impact of the 2003 Acquisitions and the terminated products and relationships, revenues during the three and nine months ended September 30, 2003 increased by $488 and $6,331, respectively. The increase during the nine months ended September 30, 2003 was primarily the result of a postal rate increase that went into effect on July 1, 2002.

      Income (loss) before restructuring, taxes, non-cash and other items was $21,767 for the three months ended September 30, 2003, a decrease of $2,560 or 10.5% compared to the prior year period. Income (loss) before restructuring, taxes, non-cash and other items was $68,160 during the nine months ended September 30, 2003, an increase of $8,031 or 13.4% compared to the prior year period. As a percentage of revenue, income (loss) before restructuring, taxes, non-cash and other items was 16.5% and 18.6% for the three and nine months ended September 30, 2003, compared to 21.1% and 17.2% for the prior year periods. Income (loss) before restructuring, taxes, non-cash and other items for the three and nine months ended September 30, 2003 were negatively impacted by higher consulting and personnel costs related to our implementation of the HIPAA transaction standards as well as higher sales commissions paid to our channel partners. During the nine months ended September 30, 2003, these items were offset by lower data communication costs and the elimination of costs associated with the terminated products and relationships discussed above.

      Physician Services. Revenues were $75,487 and $224,295 for the three and nine months ended September 30, 2003, an increase of $4,906 and $21,557 compared to the prior year periods. The increase is primarily attributable to higher Network Services revenues and to a lesser extent, higher maintenance revenue and systems revenue. Revenues from customers acquired through the 2002 Acquisitions and 2003 Acquisitions contributed $1,887 and $7,397 to the increase in Physician Services revenue for the three and nine months ended September 30, 2003, respectively.

      Income (loss) before restructuring, taxes, non-cash and other items was $3,686 and $16,342 for the three and nine months ended September 30, 2003, a decrease of $3,488 and $3,318 compared to the prior year periods. As a percentage of revenue, income (loss) before restructuring, taxes, non-cash and other items was 4.9% and 7.3% for the three and nine months ended September 30, 2003, compared to 10.2% and 9.7% for the prior year periods. This decrease in income as a percentage of revenue was primarily attributable to increased costs related to the implementation of our all-payer/all-transaction network services.

      Portal Services. Revenues were $31,164 and $79,882 for the three and nine months ended September 30, 2003, an increase of $11,313 or 57.0% and $24,891 or 45.3% compared to the prior year periods. The increase was primarily attributable to growth in advertising and sponsorship revenues on our consumer and professional sites and, to a lesser extent, an increase in revenues from health plans and employers. Revenues from customers acquired through the 2002 Acquisitions and 2003 Acquisitions contributed $4,211 and $8,255 to the increase in Portal Services revenue for the three and nine months ended September 30, 2003.

      Income (loss) before restructuring, taxes, non-cash and other items was $8,712 and $18,922 for the three and nine months ended September 30, 2003, compared to income of $3,577 and a loss of $(3,479) for the prior year periods. As a percentage of revenue, the income (loss) before restructuring, taxes, non-cash and other items improved to 28.0% and 23.7% for the three and nine months ended September 30, 2003, compared to 18.0% and (6.3)% for the prior year periods. This improvement was the result of fixed cost leverage related to the increased revenues discussed above and reduced content and marketing related costs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

      Plastic Technologies. Revenues were $19,093 and $55,015 for the three and nine months ended September 30, 2003, an increase of $2,290 or 13.6% and $5,463 or 11.0% compared to the prior year periods. The increase for both the three and nine month periods was primarily due to higher sales of medical, computer consumable and writing instrument components, as well as an increase in volume of sales of our surgical products.

      Income (loss) before restructuring, taxes, non-cash and other items was $5,690 and $15,857 for the three and nine months ended September 30, 2003, an increase of $565 and $331 compared to the prior year periods. As a percentage of revenue, income (loss) before restructuring, taxes, non-cash and other items was 29.8% and 28.8% for the three and nine months ended September 30, 2003, compared to 30.5% and 31.3% for the prior year periods. The slight decrease in income as a percentage of revenue during the nine months ended September 30, 2003 compared to the prior year period was attributable to higher sales and marketing and product development expenses.

      Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management costs. Corporate expenses were $12,809 and $37,652 during the three and nine months ended September 30, 2003, compared to $11,493 and $38,741 in the prior year periods. Higher professional services expenses and higher insurance expenses resulted in an increase in corporate expenses when comparing the three months ended September 30, 2003 to the three months ended September 30, 2002. Corporate expenses were relatively flat during the comparable nine month periods.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three and nine months ended September 30, 2003, compared to the prior year periods, resulted from higher sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of September 30, 2003, we had an accumulated deficit of approximately $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of September 30, 2003, we had approximately $295,250 in cash and cash equivalents and short-term investments and working capital of $214,923. Additionally, we had long-term investments of $678,315 in marketable debt securities and $5,681 in marketable equity securities. We invest our excess cash principally in certificates of deposit, U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future.

      Cash provided by operating activities was $84,025 for the nine months ended September 30, 2003, compared to $65,415 for the nine months ended September 30, 2002. The cash provided from operating activities was primarily attributable to a net loss of $27,539 for the nine months ended September 30, 2003 and a decrease in operating assets and liabilities of $7,593, offset by non-cash charges of $83,638 and the loss from discontinued operations of $33,611. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 3 1/4% Convertible Subordinated Notes and our 1.75% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to non-cash charges of $137,432 offset by the net loss of $47,273 and a decrease in operating assets and liabilities of $21,766. The non-cash charges consist of depreciation and amortization, amortization of debt issuance costs and non-cash expenses related to content and distribution services and stock-based compensation.

      Cash used in investing activities was $530,015 for the nine months ended September 30, 2003, compared to cash used in investing activities of $375,089 for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 primarily related to $597,867 of purchases of held-to-maturity and available-for-sale securities, partially offset by $169,241 of proceeds from the maturities, sales and redemptions of available-for-sale and held-to-maturity securities. Additionally, the 2003 Acquisitions consumed cash of $133,471, net of cash acquired. Cash used in investing activities for the nine months ended September 30, 2002 primarily related to purchases of held-to-maturity and available-for-sale securities, partially offset by maturities of held-to-maturity and available-for-sale securities. Investments in property and equipment were $13,643 and $20,737 for the nine months ended September 30, 2003 and 2002, respectively.

      Cash provided by financing activities was $349,610 for the nine months ended September 30, 2003, compared to cash provided by financing activities of $188,483 for the nine months ended September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2003 principally relates to net proceeds of $339,125 from the issuance of the 1.75% Convertible Subordinated Notes on June 25, 2003 and July 7, 2003, respectively, and $35,367 related to exercises of employee stock options. Cash provided by financing activities for the nine months ended September 30, 2002 primarily related to $292,000 of net proceeds related to the issuance of our 3 1/4% Convertible Subordinated Notes on April 1, 2002. During the nine months ended September 30, 2003 and 2002, $18,125 and $103,784, respectively, was used for repurchases of our common stock.

      As of September 30, 2003, we did not have any material commitments for capital expenditures. Our principal commitments, at September 30, 2003, consisted primarily of our commitments related to the $300 million of 3 1/4% Convertible Subordinated Notes due in April 2007 and the $350 million of 1.75% Convertible Subordinated Notes due in June 2023, obligations under operating leases and guaranteed payments under our strategic agreements and potential earnout payments of up to an aggregate of $156,700 related to completed acquisitions. We have entered into agreements that provide for us to make aggregate guaranteed payments in the following estimated amounts, net of sublease income, under operating leases and our strategic relationships. The lease amounts include leases identified in our restructuring and integration efforts.

		Strategic
Year Ending December 31,	Leases	Relationships	Total

2003	$25,673	$2,501	$28,174
2004	22,671	1,262	23,933
2005	18,879	754	19,633
2006	15,349	500	15,849
2007	13,363	125	13,488
Thereafter	44,362	—	44,362

      In addition, after September 30, 2003, we entered into an agreement to acquire Medifax for a purchase price of $280 million, including certain assumed liabilities to be paid in cash. The completion of this acquisition is conditioned upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Act. We expect to close this acquisition during the fourth quarter of 2003.

      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our currently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2003 and 2004. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own compliance with HIPAA and for assistance we provide to our customers in their compliance efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 1, 2003 did not have any effect on our consolidated financial position or results of operations.

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

      In November 2002, the Emerging Issues Task Force issued a final consensus on issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”(“EITF 00-21”) which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the operating statement impact as the cumulative effect of a change in accounting principle. We have adopted EITF 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position or results of operations.

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

Risks Related to Our Relationships with Customers and Strategic Partners

WebMD Envoy’s transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare electronic data interchange, or EDI, transactions

      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our WebMD Envoy transaction services. WebMD Practice Services is a competitor of these practice management system vendors. These vendors, as a result of our ownership of WebMD Practice Services or for other reasons, may choose in the future to diminish or terminate their relationships with WebMD Envoy. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Envoy or WebMD Health. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Envoy’s transaction volume and financial results could be adversely affected.

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

Loss of a small number of sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of sponsors. We expect this to continue in the future. Thus, the loss of a small number of relationships with sponsors or a reduction of their purchases could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” below and “Business — Government Regulation” in our 2002 Annual Report on Form 10-K.

Third parties may bring claims as a result of the activities of our strategic partners or resellers of our products and services

      We could be subject to claims by third parties, and to liability, as a result of the activities, products or services of our strategic partners or resellers of our products and services. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

Risks Related to the Development and Performance of Our

Healthcare Information Services and Technology Solutions

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” in our 2002 Annual Report on Form 10-K.

Developing and implementing new or updated products and services may take longer and cost more than expected

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

      For example, we have been incurring, and expect to continue to incur, significant expenses relating to implementation of the HIPAA electronic transaction and code sets standards and our “all-payer” suite of services, including expenses for additional technical and customer service personnel.

•	Implementation of the HIPAA transaction standards requires us, among other things, to make significant changes to the software WebMD Envoy uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues.

•	Implementation of our “all-payer” suite of transaction services requires us to expand our connectivity to support a broader set of transaction services to non-commercial payers in key markets as well as to improve the functional capability of our claims and accounts receivable management solutions. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during the implementation period, which could adversely affect our relationships with them.

The amount and timing of future expenses for the HIPAA and “all-payer” implementations are difficult to estimate and may exceed amounts we have budgeted or continue for longer than expected. For more information about HIPAA see “Business — Government Regulation” and “Business — Healthcare Information Services and Technology Solutions — WebMD Envoy — HIPAA” in our 2002 Annual Report on Form 10-K and Part II, Item 5 of this Quarterly Report on Form 10-Q. For a description of our “all-payer” suite of services see “Business — Healthcare Information Services and Technology Solutions — WebMD Envoy — Value-Added Services” in our 2002 Annual Report on Form 10-K.”

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance

      There can be no assurance that healthcare providers and payers will accept from us new or updated products and services or products and services that result from integrating existing and/or acquired products and services. Providers and payers may choose to use similar products and services from our competitors if they are already using products and services of those competitors and have made extensive investments in hardware, software and training relating to those products and services. Even providers and payers who are already our customers may not purchase new or updated products or services, especially when they are initially offered. Providers and payers using our existing products and services may refuse to adopt new or updated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects.

      For example, we are working to transform WebMD Envoy from a commercial claims clearinghouse to a supplier of a full complement of reimbursement cycle management solutions, including outsourcing for pre- and post-adjudication services for payer customers, sending claims transactions and receiving electronic remittance advice transactions for our provider and vendor customers, and other value-added services. However, there can be no assurance that customers who use our services for sending and receiving claims will use our value-added services, that value-added services will attract additional customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services.

Achieving market acceptance of new or updated products and services is likely to require significant efforts and expenditures

      Achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or updated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or updated products and services will justify amounts spent for their development, marketing and roll-out.

We could be subject to breach of warranty, product liability or other claims if our software products, information technology systems or transmission systems contain errors or experience failures

      Undetected errors in the software and systems we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. For example, errors in our transaction processing systems can result in healthcare payers paying the wrong amount or making payments to the wrong payee. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. We also provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below.

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

Performance problems with WebMD Envoy’s systems or system failures could cause us to lose customers or cause customers to reduce the number of transactions we process for them

      We process payer and provider transactions and data at our facilities and at a data center in Tampa, Florida that is operated by an independent third party. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the third-party facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

      Our payer and provider customer satisfaction and our business could be harmed if WebMD Envoy experiences transmission delays or failures or loss of data in its systems. WebMD Envoy’s systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below.

During times when we are making significant changes to our products and services, there are increased risks of performance problems

      If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. See “Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.” The software and systems that we sell and that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any enhancements, updates and new versions that we market. Even if new products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

      For example, we have had and may continue to have transmission or processing problems relating to implementation of the HIPAA electronic transaction and code sets standards and our “all-payer” suite of services. See “Developing and implementing new or updated products and services may take longer and cost more than expected” above. These problems include: transmission failures resulting from sending large batches of electronic transactions to non-commercial payers who have been accustomed to receiving transactions through a greater number of smaller batches; enrollment and other set-up errors resulting from the implementation of large numbers of customers simultaneously; and various other transmission, processing, interfacing and service problems resulting from the implementation of new software and new business processes.

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

Performance problems with WebMD Envoy’s systems could affect our relationships with customers of our Practice Services business

      WebMD Envoy provides the transaction services, including the “all-payer” transaction services, used by the Medical Manager Network Services customers of our Practice Services business. As an increasing number of our WebMD Practice Services customers rely on us to provide our “all-payer” suite of transaction services, disruptions to those services could cause some of those customers to obtain some or all of their software support requirements from competitors of ours or could cause some customers to switch to a competing physician practice management or billing software solution.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, creates risks and challenges with respect to our compliance efforts and our business strategies

      As more fully described under “Business — Government Regulation” and “Business — Healthcare Information Services and Technology Solutions — WebMD Envoy — HIPAA” in our 2002 Annual Report on Form 10-K and Part II, Item 5 of this Quarterly Report on Form 10-Q, the effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting opportunities. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

      Risks Relating to the HIPAA Transaction Standards. October 16, 2003 was the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets standards (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Envoy to civil monetary penalties, and possibly to criminal penalties. As discussed in Part II, Item 5 of this

Quarterly Report, on July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS has also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In its announcement, the agency stated: “Implementing this contingency plan moves us toward the dual goals of achieving HIPAA compliance while not disrupting providers’ cash flow and operations, so that beneficiaries can continue to get the health care services they need.” In response, WebMD Envoy has announced a contingency plan, pursuant to which it will continue to process HIPAA standard transactions, and for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners.

      The CMS Guidance makes clear that CMS expects each party to every transaction to be accountable for compliance with the new standards as of October 16, 2003. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy that will take into consideration good faith efforts to comply with the Transaction Standards. We believe that CMS’s enforcement approach assisted in reducing disruptions in the flow of electronic transactions that otherwise could have occurred. However, one short-term effect of CMS’s approach and related transition matters may be that, as a result of the extended period of testing and implementation, there could be fewer electronic transactions for us to process in late 2003 than would otherwise have been the case.

      We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Envoy in particular. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, there have been isolated disruptions and we expect that there will continue to be some problems for a period of time. The costs to us of dealing with those problems are inherently difficult to estimate and may be more than we expect and/or continue for longer than anticipated. In addition, most of our trading partners are currently operating under their own contingency plans and, accordingly, we would expect that there will be further disruptions during the adjustment period that occurs once CMS requires all applicable parties to perform in accordance with the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during that adjustment period, which could adversely affect our relationships with them.

      We are working with our trading partners to complete quality assurance and testing on our enhanced clearinghouse data services for transmitting additional data content provided for in the Transaction Standards. We do not plan to place these services into full production until both our systems and payers’ adjudication systems are capable of handling the production volume of transactions with the additional data content. As with any highly complex data transition involving significant modifications to submitter, clearinghouse and payer systems, we are experiencing some problems during this process. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. See also “Developing and implementing new or updated products and services may take longer and cost more than expected” and “During times when we are making significant changes to our products and services, there are increased risks of performance problems” above.

      From October 16, 2003 to the date of this Quarterly Report, the vast majority of claims we have received from submitters used legacy formats and did not contain the additional data content provided for in the Transaction Standards. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse. In order to facilitate transmission of claims with the standard HIPAA format, our clearinghouse software uses edits, including the use of default data, in the transmission of claims from our clearinghouse and some data received by us is not transmitted by us. To date, our software, editing procedures and production criteria for additional HIPAA content have not had a material effect on our ability to process and transmit transactions.

      We have been incurring, and expect to continue to incur, significant expenses relating to compliance with HIPAA. Implementation of the Transaction Standards requires us, among other things, to make significant changes to the software WebMD Envoy uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues. In addition, our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with the Transaction Standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. Our technological and strategic responses to the Transaction Standards may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

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

      Risks Relating to the HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information rule, which we refer to as the Privacy Standards, establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our products and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

      Risks Relating to the HIPAA Unique Employer Identifier Standard. On May 31, 2002, the United States Department of Health and Human Services, or HHS, published the final rule regarding the HIPAA Unique Employer Identifier Standard. The Unique Employer Identifier Standard establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by covered entities. This rule requires the use of an employer identification number (EIN) as assigned by the IRS on all standard transactions that require an employer identifier to identify a person or entity as an employer. This standard applies to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Unique Employer Identifier Standard by July 30, 2004. The effect of the Unique Employer Identifier Standard on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Unique Employer Identifier Standard and its implementation or that we will be able to take advantage of any resulting opportunities.

      Risks Relating to the HIPAA Security Standards. On February 20, 2003, HHS published the final HIPAA security standards rule, which we refer to as the Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Security Standards establish 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide technical services to other participants in the healthcare industry, and that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and in establishing that our systems meet the 42 specifications. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

Changes in government regulation or industry guidelines could adversely affect our continuing medical education offerings

      WebMD Health’s Medscape physician portal is a leading provider of online continuing medical education, or CME, to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities. We receive funding from pharmaceutical and medical device companies for these CME programs. See “Business — Healthcare Information Services and Technology Solutions — WebMD Health — Medscape from WebMD — Continuing Medical Education (CME)” in our 2002 Annual Report on Form 10-K.

      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit. In August 2002, ACCME awarded Medscape a two-year provisional accreditation as a CME provider, allowing Medscape to certify online CME activities. Provision of CME is also subject to government regulation by the FDA and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare. Among the goals of regulation of CME is ensuring that funding of CME programs by pharmaceutical and medical device companies is not a means of providing improper remuneration to physicians or others in a position to generate business for those companies and does not result in improper influence or control of the content of CME programs by the sponsoring companies. See “Business — Government Regulation — Regulation of Healthcare Relationships” and “— FDA and FTC Regulation of Advertising” in our 2002 Annual Report on Form 10-K and “Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies” below.

      Increased scrutiny by regulators of CME sponsorship by pharmaceutical or medical device companies, changes to existing regulation or ACCME guidelines or changes in internal compliance procedures of potential sponsors may require Medscape to make changes in the way it offers or provides CME programs, may slow sponsors’ internal approval processes for CME, and may reduce the volume of sponsored CME programs implemented by Medscape to levels that are lower than expected.

Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies

      General. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business. In addition, existing laws and regulations could create liability, cause us to incur additional costs or restrict our operations. Although we carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws, these laws are complex and subject to interpretation by courts and other governmental authorities, who may take positions that are inconsistent with our practices.

      Healthcare Relationships. A federal law commonly known as the Federal Healthcare Programs anti-kickback law and several similar state laws prohibit payments that are intended to induce healthcare providers either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws are broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Since we provide transaction services to healthcare providers, we cannot provide assurance that the government will regard errors in transactions processed by us as inadvertent and not in violation of these laws. In addition, our transaction services include providing edits, using logic, mapping and defaults, to enhance the information submitted in claims in order to assist in claims processing. We believe that our editing practices are in compliance with industry practice and applicable laws; however, it is possible that a court or governmental agency might interpret these laws in a different manner, which could result in liability and adversely affect our business. In addition, changes in these laws could also require us to incur costs or restrict our business operations. Many anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      Regulation of Medical Devices. Certain of Porex’s products are medical devices regulated by the Food and Drug Administration, or FDA, such as plastic and reconstructive surgical implants, intravenous administration sets, blood filters, and tissue expanders. These products are subject to comprehensive government regulation under the Food, Drug and Cosmetic Act and implementing regulations. In addition, the FDA regulates WebMD Practice Services’ DIMDX System as a medical image management device. If the FDA were to find that we have not complied with required procedures, it can bring a wide variety of enforcement actions that could result in severe civil and criminal sanctions. Porex is also subject to similar regulation in international markets, with similar risks. Future products that we wish to bring to market may require clearances or approvals from governmental authorities, which may be expensive, time-consuming and burdensome to obtain or which may never be obtained.

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

Our ability to maintain or increase our Portal Services sponsorship revenues will depend, in part, on ability to retain or increase usage of our Portal Services by consumers and physicians

      WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its online physician and consumer portals and related e-mailed newsletters. Our WebMD Health sponsors include pharmaceutical, biotech and medical device companies. While we currently attract a large audience of health-involved consumers and clinically active healthcare professionals to our online offerings, we cannot provide assurance that we will continue to do so. Users of our portals have numerous other online and offline sources of healthcare information services. If the traffic to our sites decreased significantly, our sponsorship revenues could be materially reduced.

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

Porex’s success may depend upon satisfying rapidly changing customer requirements

      A significant portion of our Porex products are integrated into end products used in various industries, some of which are characterized by rapidly changing technology, evolving industry standards and practices and frequent new product introductions. Accordingly, Porex’s success depends to a substantial degree on our ability to develop and introduce in a timely manner products that meet changing customer requirements and to differentiate our offerings from those of our competitors. If we do not introduce new Porex products in a timely manner and make enhancements to existing products to meet the changing needs of our Porex customers, some of our products could become obsolete over time, in which case our customer relationships, revenue and operating results would be negatively impacted.

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

Economic, political and other risks associated with Porex’s international sales and geographically diverse operations could adversely affect Porex’s operations and results

      Since Porex sells its products worldwide, its business is subject to risks associated with doing business internationally. In addition, Porex has manufacturing facilities in the United Kingdom, Germany and Malaysia. Accordingly, Porex’s operations and financial results could be harmed by a variety of factors, including:

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

Risks Applicable to Our Entire Company

The ongoing investigation by the United States Attorney for the District of South Carolina could negatively impact our company and divert management attention from our business operations

      The United States Attorney for the District of South Carolina is conducting an investigation of our company. As more fully described in Part II, Item 1 of this Quarterly Report, based on the information available to WebMD as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. Adverse developments in connection with the investigation, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigation and any such developments could have a negative impact on our business operations.

      WebMD intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigation, we expect that they may be significant.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses from operations in each year since our inception and, as of September 30, 2003, we had an accumulated deficit of approximately $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, in the quarters ended September 30, 2003 and 2002, we incurred a net loss for the year ended December 31, 2002 and the nine-month period ended September 30, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

      Principal amounts expected to mature are $3.0 million, $205.4 million, $171.6 million, $397.9 million and $102.0 million during the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. These include investments totaling $585.3 million in Federal Agency Notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $0.1 million and $1.6 million during the three and nine month periods ended September 30, 2003 and ($0.2) million and $1.7 million during the three and nine month periods ended September 30, 2002, respectively.

ITEM 4.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

      On September 18, 2003, Envoy entered into a definitive Stipulation of Settlement regarding the settlement of this litigation, as contemplated by the previously disclosed Memorandum of Understanding dated July 11, 2003. Pursuant to the Stipulation of Settlement, the defendants have paid into a settlement fund the amount of $11 million in settlement of the claims asserted in the action and the Stipulation of Settlement provides that, upon final approval of the settlement by the District Court, the plaintiffs will release defendants and the action will be dismissed with prejudice. The settlement amount was funded entirely by proceeds of Envoy’s insurance policy. Defendants have denied and continue to deny the allegations asserted in this lawsuit and agreed to the Stipulation of Settlement and the settlement that it contemplates in order to eliminate the burden and expense of further litigation.

      On October 9, 2003, the District Court entered an Order preliminarily approving the terms and conditions of the settlement as set forth in the Stipulation of Settlement, and directing the provision of notice of the terms and conditions of the settlement to class members. Pursuant to the Court’s October 9, 2003 Order, the settlement will be presented to the District Court for final approval and dismissal of the action with prejudice on December 17, 2003.

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

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      WebMD has been named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The plaintiffs filed an amended complaint on September 4, 2003 alleging that WebMD aided and abetted HBOC and McKesson HBOC’s alleged fraud and conspired with other defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of revenue on two software transactions. Plaintiffs also allege that WebMD made certain negligent misrepresentations with respect to these transactions. Plaintiffs seek unspecified damages. Plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999. Other defendants include McKesson HBOC, certain officers and directors of McKesson HBOC, Arthur Andersen, LLP, Bear Stearns & Co., General Electric Capital Corporation, Inc. and Computer Associates International, Inc.

      Plaintiffs allege that WebMD, Inc. (then a separate private company and now a subsidiary of WebMD), through its participation in certain transactions with HBOC and McKesson HBOC, learned that officers of HBOC and McKesson HBOC were breaching duties owed to HBOC and McKesson HBOC by making material misstatements and suppressing or omitting facts with respect to HBOC’s and McKesson HBOC’s financial results for the periods ending December 31, 1998 and March 31, 1999 and that WebMD, Inc. conspired with HBOC and McKesson HBOC officers. One of the officers became an officer of WebMD, Inc. on December 1, 1998, after having served as HBOC’s representative on the board of WebMD, and was dismissed by WebMD after the accounting fraud at HBOC was disclosed. The other officer served as HBOC’s representative on the Board of WebMD, Inc. and ceased to be a director of WebMD, Inc. upon dismissal by McKesson HBOC. The complaint alleges numerous instances of improper accounting by HBOC unrelated to the transactions between WebMD and HBOC and/or McKesson HBOC. WebMD believes that the claims against WebMD and WebMD, Inc. are without merit and intends to vigorously defend against them.

Investigation by United States Attorney for the District of South Carolina

      The United States Attorney for the District of South Carolina is conducting an investigation of our company, which we first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at our corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to us as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial reporting for one of our predecessor corporations (which was named Medical Manager Corporation from its acquisition of Medical Manager Health Systems in July 1999 to its merger with WebMD in September 2000) and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5.5 million restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by our Medical Manager Health Systems subsidiary of other companies, most of which were dealers of Medical Manager products and services. In August 1999, Medical Manager Corporation announced that it would restate previously reported results of Medical Manager Health Systems, which it had acquired in July 1999, for the six months ended immediately prior to the acquisition. Medical Manager Corporation determined at the time that the accounting treatment previously accorded to five transactions involving the bulk sales of software licenses entered into concurrently with business combinations and other related transactions should be restated to reflect the software license revenues as a reduction of the acquisition price of the related transactions. At the time, Medical Manager Corporation also noted that the transactions represented $5,532,000 of revenue and $3,502,000 of net income for the six months ended June 30, 1999.

      WebMD intends to continue to fully cooperate with the authorities in this matter and our Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter. The special committee has retained independent legal counsel to advise it.

      While WebMD is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigation, it expects that they may be significant. For the quarter ended September 30, 2003, those expenses are reflected as “Legal Expenses” in the Consolidated Statements of Operations included in this Quarterly Report.

ITEM 2.	Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2003, WebMD issued an aggregate of 10,893 shares of WebMD common stock to four individuals in four transactions exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of outstanding warrants originally issued to Gleacher & Co. and transferred by it to the individuals. The number of shares and date for the transactions are: 1,838 shares on July 2, 2003; 6,947 shares on July 29, 2003; 194 shares on August 1, 2003; and 1,914 shares on August 4, 2003.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on September 12, 2003, our stockholders voted with respect to the following matters:

•	To elect Paul A. Brooke, James V. Manning and Martin J. Wygod as Class II directors to serve three year terms ending in 2006:

Paul A. Brooke	— votes for	277,827,315
	— votes withheld	3,500,084
James V. Manning	— votes for	278,201,397
	— votes withheld	3,126,002
Martin J. Wygod	— votes for	277,145,588
	— votes withheld	4,181,811

•	To ratify and approve an amendment to WebMD’s 2000 Long-Term Incentive Plan to increase the number of shares of common stock that may be issued under that Plan by 9,500,000 shares, to a total of 29,500,000 shares:

Votes for	176,002,803
Votes against	104,456,949
Abstentions	867,609
Broker non-votes	0

•	To approve an amendment to WebMD’s Certificate of Incorporation to increase the number of authorized shares of common stock by 300,000,000 shares to 900,000,000 shares:

Votes for	274,559,647
Votes against	5,962,198
Abstentions	805,515
Broker non-votes	0

      In addition to the directors elected at the Annual Meeting, our Board of Directors consists of Mark J. Adler, M.D., Herman Sarkowsky and Michael A. Singer, our Class III directors whose terms expire in 2004, and Neil F. Dimick, Roger C. Holstein and Joseph E. Smith, our Class I directors whose terms expire in 2005.

ITEM 5.     Other Information

Regulatory Developments with Respect to the HIPAA Transaction Standards

      The following information is intended to supplement the information contained in WebMD’s Annual Report on Form 10-K regarding the transaction and code set standards (which we refer to as the Transaction Standards) promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

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

      October 16, 2003 was the deadline for covered entities to comply with the Transaction Standards. Failure to comply with the Transaction Standards may subject covered entities, including our WebMD Envoy clearinghouse, to civil monetary penalties and possibly to criminal penalties. However, the ability of each covered entity to comply is dependent on compliance efforts by numerous other covered entities. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards. On July 24, 2003, in response to concerns communicated to CMS regarding the readiness of a significant portion of the covered entities for the October 16 deadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS has also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In its announcement, the agency stated: “Implementing this contingency plan moves us toward the dual goals of achieving HIPAA compliance while not disrupting providers’ cash flow and operations, so that beneficiaries can continue to get the health care services they need.” In response, WebMD Envoy has announced a contingency plan, pursuant to which it will continue to process HIPAA standard transactions, and for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners.

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

      We believe that CMS’s enforcement approach to the Transaction Standards may assist in reducing disruptions in the flow of electronic transactions that otherwise could have occurred and that a smoother transition benefits our company and the entire healthcare industry. However, one short-term effect of CMS’s approach and related transition matters may be that, as a result of the extended period of testing and implementation, there could be fewer electronic transactions for us to process in late 2003 than would otherwise have been the case.

      We continue to work with payers, providers, practice management system vendors and other healthcare participants to ready their and our systems for the new Transaction Standards. Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing the requirements of the Transaction Standards and in overcoming other connectivity challenges that HIPAA does not eliminate. Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like WebMD Envoy, to translate between standard and non-standard formats. As a result, use of a clearinghouse allows numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. As various healthcare entities are in different stages of migration during transition, WebMD Envoy is working to translate claim information from non-standard to standard formats and vice versa. In addition, the Transaction Standards require healthcare providers to collect and supply more information than they have in the past in order to submit a healthcare claim. From October 16, 2003 to the date of this Quarterly Report, the vast majority of claims we have received from submitters used legacy formats and did not contain the additional data content provided for in the Transaction Standards. Some providers who can submit claims in the HIPAA standard formats cannot yet collect all of the data payers may require to process the claim. In order to assist in claims processing, our clearinghouse software edits the information submitted in a claim using logic, mapping and defaults. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse.

      We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Envoy in particular. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, there have been isolated disruptions and we expect that there will continue to be some problems for a period of time. For example, we are working with our trading partners to complete quality assurance and testing on our enhanced clearinghouse data services for transmitting additional HIPAA data content. We do not plan to place these services into full production until both our systems and payers’ adjudication systems are capable of handling the production volume of transactions with the additional data content. As with any highly complex data transition involving significant modifications to submitter, clearinghouse and payer systems, we are experiencing some problems during this process. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. The costs to us of dealing with those problems are inherently difficult to estimate and may be more than we expect and/or continue for longer than anticipated. In addition, most of our trading partners are currently operating under their own contingency plans and, accordingly, we would expect that there will be further disruptions during the adjustment period that occurs once CMS requires all applicable parties to perform in accordance with the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during the adjustment period, which could adversely affect our relationships with them.

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

      (b) The following Current Reports on Form 8-K were filed during the quarter ended September 30, 2003:

•	Amendment No. 1, filed on July 8, 2003, to Current Report on Form 8-K regarding issuance of 1.75% Convertible Subordinated Notes due 2023.

•	Current Report on Form 8-K, filed on August 5, 2003, regarding sale of Porex Bio Products, Inc. and Porex Medical Products and announcement of results for the quarter ended June 30, 2003.

•	Current Report on Form 8-K, filed on August 12, 2003, furnishing unaudited pro forma quarterly financial statements for 2002 and 2003 reflecting the reclassification of Porex Bio Products, Inc. and Porex Medical Products, Inc. as a discontinued operation.

•	Current Report on Form 8-K, filed on September 4, 2003, regarding investigation by the United States Attorney for the District of South Carolina.

•	Current Report on Form 8-K, filed on September 12, 2003, regarding statement made at Annual Meeting regarding investigation by the United States Attorney for the District of South Carolina.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer

Date: November 13, 2003

EXHIBIT INDEX

2.1*	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation
3.1*	Eleventh Amended and Restated Certificate of Incorporation of Registrant
3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.1*	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin
10.2*	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

* Filed herewith.

E-1