Form 10-K
period 2003-12-31
WEBMD CORP /NEW/
filed 2004-03-15
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     As of June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,109,441,188 (based on the closing price of the common stock of $10.87 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates). As of March 1, 2004, there were 309,464,573 shares of WebMD common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2004 Annual Meeting of Stockholders is incorporated by reference into Part III.

      WebMD®, Web-MD®, WebMD Health®, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Intergy®, Medifax®, Medifax-EDI®, Medscape®, MEDPOR®, Medpulse®, POREX®, Publishers’ Circle®, The Little Blue BookTM, The Little Yellow BookTM, The Medical Manager®, ULTIATM, WebMD Health HubTM and WellMed® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 66, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 66 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Overview of Our Businesses

      Our business is comprised of four segments. Three of our business segments, Portal Services, Transaction Services and Physician Services, provide various types of healthcare information services and technology solutions. Our fourth business segment is Plastic Technologies. The following overview describes our key products, services and markets:

•	Healthcare Information Services and Technology Solutions. We provide a range of information services and technology solutions for participants across the entire continuum of healthcare, including physicians and other healthcare providers, payers, suppliers and consumers. Our products and services promote administrative efficiency and assist in reducing the cost of healthcare and creating better patient outcomes.

—	WebMD Health. Our Portal Services segment, which is known as WebMD Health, provides online healthcare information, educational services and other resources for consumers and healthcare professionals. Our online offerings for consumers help them become better informed about healthcare choices and assist them in playing an active role in managing their own health. Our offerings for healthcare professionals help them improve their clinical knowledge, as well as their communication with patients regarding treatment options for specific health conditions. We also provide online content for use by media and healthcare partners in their Web sites, in some cases as part of a providing a co-branded site and in some cases on a private label basis under the partner’s branding.

We reach a large audience of health-involved consumers and clinically active healthcare professionals. We work closely with pharmaceutical, medical device and other healthcare companies to develop innovative online channels of communication to our audience, or targeted portions of our audience, that complement their offline education, marketing and customer service programs. In addition, through our WebMD Health Services business, we provide employers and health plans with access to a suite of online tools and related services, for use by their employees and plan members. These tools and services provide a framework for better decision-making by healthcare consumers and can assist employers and plans in managing demand while improving quality of care.

We generate the majority of our Portal Services revenue by selling sponsorships of specific pages, sections or events on our portals and related e-mailed newsletters, by selling advertising on our portals and the online and offline properties of our strategic partners and by licensing our content and our online tools and related software and services. The majority of our WebMD

Health revenues come from a small number of customers. Our WebMD Health customers include pharmaceutical, biotech and medical device companies, employers and health plans and media distribution companies. WebMD Health also receives a small portion of its revenues from the sale of paid subscription services. In 2003, WebMD Health revenues were $110.7 million.

—	WebMD Envoy. Our Transaction Services segment, which is known as WebMD Envoy, provides healthcare reimbursement cycle management services, including transmission of electronic transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers. The use of electronic transactions significantly reduces processing time and costs, as compared to mail, fax or telephone, and increases productivity for both payers and providers. The transactions that we facilitate include:

•	administrative transactions, such as claims submission and status inquiry, eligibility and patient coverage verification, referrals and authorizations, and electronic remittance advice, and

•	clinical transactions, such as lab test ordering and reporting of results.

We processed more than 2 billion transactions in 2003, for over 200,000 providers and 5,000 hospitals transacting with more than 1,200 commercial and government healthcare payers. We also provide automated patient billing services to providers, including statement printing and mailing services. In addition, through Advanced Business Fulfillment, Inc., which we acquired in July 2003, we provide healthcare paid-claims communications services for third-party administrators and health insurers, including print-and-mail services for the distribution of checks, remittance advice, and explanations of benefits. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing electronic reimbursement cycle management solutions that can be used by payers and providers to automate the entire reimbursement process.

We generate Transaction Services revenue by selling our transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. We also generate revenue by selling our patient statement and paid-claims communication services, typically on a per statement or per communication basis. A significant portion of WebMD Envoy revenues come from the country’s leading national and regional healthcare payers. In 2003, WebMD Envoy revenues were $505.7 million.

—	WebMD Practice Services. Our Physician Services segment, which is known as WebMD Practice Services, develops and markets information technology systems for healthcare providers, primarily under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Our systems include:

•	administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently, and

•	electronic medical record and other clinical applications that assist them in delivering quality patient care.

In addition, through Medical Manager Network Services, we provide integrated access to our WebMD Envoy transaction services for our WebMD Practice Services customers. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

WebMD Practice Services systems are scalable to meet the needs of a wide variety of healthcare provider settings, from small physician groups to large clinics, and across various medical specialties. Customers can purchase a base system and then add additional modules and services over time to expand their use of information technology as needed.

We generate Physician Services revenue from one-time fees for licenses to our software modules, for system hardware and for implementation services and from recurring fees for the maintenance and support of our software and system hardware. Pricing depends on the number and type of software modules to be licensed, the number of users, the complexity of the installation and other factors. Our Medical Manager Network Services and some of our other WebMD Practice Services products and services are priced on a monthly fee per provider basis or a per transaction basis. In 2003, WebMD Practice Services revenues were $302.6 million.

We believe that the combination, in one company, of WebMD Health, WebMD Envoy and WebMD Practice Services makes us well positioned to create significant improvements in the way that information is used by the healthcare industry, enabling increased efficiency, better decision-making and, ultimately, higher quality patient care at a lower cost.

•	Plastic Technologies. Our Plastic Technologies segment, which is known as Porex, develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of our finished products, as well as manufacturers that include our components in their products for the medical device, life science, research and clinical laboratory, surgical and other markets. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 65 countries. In 2003, Porex revenues from continuing operations were $71.9 million.

      During 2003, our revenues were divided among our segments as follows: 52.5% from WebMD Envoy, 31.4% from WebMD Practice Services, 11.5% from WebMD Health and 7.5% from Porex. The sum of these percentages equals 102.9% of our total revenues of $964.0 million because $27.0 million of our revenues are from inter-segment transactions and are eliminated when we consolidate our results.

      A more complete description of the products and services of each of our segments begins on page 10 below. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” and Note 8 to the Consolidated Financial Statements included in this Annual Report.

Key Trends Affecting Our Healthcare Information Services and Technology Solutions Business

      Several key trends in the healthcare marketplace are influencing the use of healthcare information services and technology solutions of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below; the implications for each of our businesses are discussed further in the descriptions of our products and services that follow.

•	High Rates of Increase in Healthcare Costs. According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.6 trillion in 2002, up from $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 9.3% for 2002, compared to 8.5% in 2001, and that the 9.3% rate of increase in 2002 was 5.7 percentage points higher than the 2002 increase in gross domestic product for the United States and marked the sixth consecutive year in which health spending grew at an accelerated rate. CMS projects the healthcare share of gross domestic product will be 15.3% for 2003 and increase to 18.4% by 2013. CMS expects that out-of-pocket healthcare spending by consumers — including deductibles, copayments, and payments for medical care not covered by insurance — will grow slightly faster in the next few years than during the previous few years, as employers continue to shift healthcare costs to employees. CMS projects that out-of-pocket spending growth will increase to a rate of 7.3% in 2005 from 6.0% in 2002 and will continue to increase as a percentage of consumer disposable personal income, from 2.7% in 2002 to 3.1%

in 2013. The difficulties involved in controlling healthcare costs have resulted in the following key trends:

—	Cost-Shifting by Employers to their Employees and Changes in Plan Design. Employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. People in employer-sponsored health plans have been paying more out of their own pockets each year and are likely to see their share continue to increase significantly in the near future. With the shift in financial burdens, consumers are assuming a more active role in managing their health and need information to make educated benefit, provider and treatment decisions. We are in the process of transforming WebMD Health, our consumer portal, from an online place that consumers go for information to a place they go to actively manage their health. In addition, through our WebMD Health Services business, we help employers and plans provide employees and plan members with answers to healthcare and plan benefit questions and other personalized information and feedback. We intend to make significant investments in WebMD Health’s infrastructure, as well as in new products and services, to position ourselves to provide additional interactive online services.

—	Increasing Outsourcing by Healthcare Payers. In order to be more efficient, many healthcare payers are focusing upon core activities — building cost-effective provider networks, marketing their services to employers, and adjudicating claims payment — and outsourcing pre- and post-adjudication administrative activities, such as printing and mailing checks and explanation of benefits. By outsourcing these services to us, payers can reduce operating costs and capital expenditures. In addition, our outsourcing services allow our customers to participate in the use of systems and technologies that would be too expensive for them to acquire for their own use. Our acquisitions of Advanced Business Fulfillment and Medifax-EDI in 2003 support our ability to provide more comprehensive outsourcing services. For more information on the services we provide to payers and on these acquisitions, see “Healthcare Information Services and Technology Solutions — WebMD Envoy” below and Note 2 to the Consolidated Financial Statements included in this Annual Report.

—	Increased Use of Information Technology for Clinical Purposes. Governmental and commercial payers continue to exert considerable pricing pressure on providers. As a result, in order to maintain their incomes, providers need to see more patients and increase productivity and/or reduce their operating costs. Use of information technology can assist providers in these efforts. Healthcare providers are also under pressure to increase quality and reduce medical errors. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare, including in the physician’s office. In his State of the Union Address this year, President Bush stated: “By computerizing health records, we can avoid dangerous medical mistakes, reduce costs and improve care.” In a radio address the next week, he said “we can control health care costs and improve care by moving American medicine into the information age. My budget for the coming year proposes doubling to $100 million the money we spend on projects that use promising health information technology. This would encourage the replacement of handwritten charts and scattered medical files with a unified system of computerized records. By taking this action, we would improve care, and help prevent dangerous medical errors, saving both lives and money.” There are an increasing number of other governmental and private initiatives in this area.

While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. We believe that is changing and we are targeting the market for clinical applications as one of our priorities for the next several years. While it will be a long time before most physicians go to a “paperless office,” more and more physicians are beginning to incorporate information technology into their clinical workflow and our products allow them to make this shift in a gradual way. See “Healthcare Information Services and Technology Solutions — WebMD Practice Services — EMR and Imaging Sys-

tems” below. During 2004, we plan to improve the capacity and productivity of the WebMD Practice Services support, service and training infrastructure in order to be able to provide the additional assistance needed by customers as they increase their usage of our clinical solutions.

•	Increased Automation of the Healthcare Reimbursement Cycle. Government regulations concerning electronic transactions in healthcare are accelerating the shift from telephone and paper claims transactions to electronic ones and have the potential to have a similar effect on other phases of the reimbursement cycle. See “— Government Regulation — Health Insurance Portability and Accountability Act of 1996 — HIPAA Transaction Standards.”

—	Submission of claims electronically assists payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for how electronic transactions can increase administrative efficiency. Our strategy is to be more than just a clearinghouse connection between payers and providers: we have been positioning our company to provide electronic reimbursement cycle management solutions that can be used by payers and providers to automate the entire reimbursement process. For example, our “all payer” transaction services include the capture, validation and routing of claims transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid, and the return electronic remittance from the payers back to the originating provider. We plan to continue to expand, through internal development and acquisitions, the transaction services we provide. See “Healthcare Information Services and Technology Solutions — WebMD Envoy” below and “— Increased Outsourcing by Healthcare Payers” above.

—	The HIPAA Transaction Standards establish format and data content standards for the most common healthcare transactions. In order to implement the Transaction Standards, WebMD Envoy has made significant changes to its systems and the software it uses internally. Similarly, the implementation has required payers and providers to simultaneously implement changes to their systems and/or internal procedures. As a result, this implementation process and related testing has been an immense challenge for the healthcare industry, including WebMD. However, it also represents a great opportunity for the industry and for us, because it encourages payer/provider connectivity to evolve from its current focus on the sending and receiving of claims to automating ancillary transactions, such as eligibility, status or remittance. As a leading clearinghouse for healthcare transactions and a leading vendor of physician office management information systems, WebMD has been the focus of a great deal of scrutiny in the implementation process and has received some criticism for difficulties encountered by our customers and for delays in our correcting some of those problems. Given the nature and scope of the changes being implemented, the large number of healthcare industry participants involved and our position in the industry, we expected that there would be some processing problems and delays. We continue to work diligently to identify and resolve these problems as they occur, while at the same time committing significant resources to keeping the implementation process moving forward. We are also working to foster communication among healthcare industry participants regarding how to achieve the intended benefits of the Transaction Standards with as little disruption to healthcare payment systems as possible. We have been incurring, and expect to continue to incur, significant expenses relating to the Transaction Standards implementation, including for testing, quality assurance and customer service activities. For more information regarding the challenges involved in such implementation and a description of the HIPAA regulations, see “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Transaction Standards” below.

•	Increased Use of the Internet by Physicians and as a Source of Health Information for Consumers. According to a Pew Internet & American Life Project Survey published in December 2003, approximately seven million American consumers look for health information on the Internet each day. WebMD Health is a leading destination on the Internet for these consumers. See “Healthcare Information Services and Technology Solutions — WebMD Health” below. The Internet allows us to offer consumers the resources they are looking for, with immediate access to searchable information and dynamic interactive content. As a result, WebMD Health enables its sponsors, including pharmaceutical and medical device companies, to reach targeted consumers when they are looking for answers to healthcare questions and to reach physicians when they are exploring new treatment options. As recently noted by a Commissioner of the United States Food and Drug Administration: “The evidence shows that promotions directed to consumers can play an especially important role in helping patients start a discussion with their health care practitioner about conditions that are often unrecognized and therefore undertreated, such as diabetes, high blood pressure, high cholesterol, and depression.” Physicians are also increasingly turning to the Internet for professional activities. In 2003, physicians and healthcare professionals earned 629,000 continuing medical education credits at Medscape, an increase of 93% over 2002. Pharmaceutical companies and medical device manufacturers currently spend only a very small portion of their marketing and educational budgets on online media. Our strategy is to seek a greater portion of these budgets.

      As discussed above and in the “Business” section below, we intend to continue to invest in new products and services and in improving our existing products and services, both through internal development activities and, in certain cases, through acquisitions. We make these investments based on our assessments of the needs of our customers and potential customers, including the trends described above. However, the market for healthcare in the United States is highly complicated, and there can be no assurance that the trends identified above will continue or that the intended benefits to WebMD from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors. See “Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” below.

Recent Developments

      On March 4, 2004, WebMD sold $100 million of Convertible Redeemable Exchangeable Preferred Stock in a private transaction to CalPERS/PCG Corporate Partners, LLC. CalPERS/PCG is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS. Transfer of the Preferred Stock is subject to restrictions and holders may not engage in hedging transactions with respect to WebMD common stock.

      The Preferred Stock ranks senior to WebMD common stock with respect to rights upon liquidation, winding-up or dissolution. The Preferred Stock has a liquidation preference of $100 million in the aggregate and $10,000 per share. The Preferred Stock is convertible into 10,638,297 shares of WebMD common stock in the aggregate, representing a conversion price of $9.40 per share of common stock. We may not redeem the Preferred Stock prior to March 2007. Thereafter, we may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by us prior to March 2008 shall be subject to the condition that the average closing sale prices of WebMD common stock is at least $13.16 per share, subject to adjustment. We are required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to the liquidation preference, payable in cash or, at our option, in shares of WebMD common stock. Upon the occurrence of certain events constituting a change in control of WebMD or certain significant acquisitions by WebMD of businesses that are not related or complementary to its businesses, holders of the Preferred Stock will have the right to put their shares to WebMD at a purchase price equal to the liquidation preference of the Preferred Stock.

      If the average closing sales price of WebMD common stock during the three-month period ended on the fourth anniversary of the issuance date is less than $7.50 per share, holders of the Preferred Stock will have a right to exchange the Preferred Stock into WebMD’s 10% Subordinated Notes due March 2010. The Notes may be redeemed, in whole or in part, at any time thereafter at WebMD’s option at a price equal to 105% of the principal amount of Notes being redeemed.

      Holders of Preferred Stock will not receive any dividends unless the holders of common stock do, in which case holders of Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of Preferred Stock would have received had they converted such Preferred Stock into common stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, WebMD is required to pay a quarterly fee to CalPERS/PCG of 0.35% of the face amount of the then outstanding Preferred Stock.

      We have agreed that we will not, without the prior written consent of holders of 75% of the shares of Preferred Stock then outstanding, issue any additional shares of Preferred Stock or create any other class or series of capital stock that ranks equal or senior to the Preferred Stock. We also have agreed to use our reasonable best efforts to amend our charter at our next Annual Meeting of Stockholders to provide that the holders of the shares of Preferred Stock will have the right to vote, together with the holders of WebMD common stock, on matters that are put to a vote of holders of WebMD common stock, with holders of Preferred Stock having the right to cast the number of votes that could be cast by a holder of the WebMD common stock into which the Preferred Stock would be convertible immediately prior to the record date for the vote.

      Holders of the shares of WebMD common stock issued upon conversion of the Preferred Stock and any shares of the WebMD common stock issued upon satisfaction of our right to redeem Preferred Stock will have certain registration rights in respect of their shares of common stock, beginning in March 2006.

      WebMD intends to use the net proceeds from the private placement for general corporate purposes, which may include acquisitions.

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

WebMD Health

Overview

      WebMD Health, our Portal Services segment, offers a variety of online resources and services for consumers and healthcare professionals, including:

•	WebMD Health, our consumer portal, which is located at www.webmd.com. WebMD Health provides access to health and wellness content. We also distribute our content, and reach additional consumers, through AOL Health with WebMD and MSN Health with WebMD. In addition, WebMD Health offers paid subscription services that provide consumers with access to interactive tools, personalized in-depth content and expertise from leaders in their fields.

•	Medscape from WebMD, our portal for physicians and allied healthcare professionals, which is located at www.medscape.com. At Medscape, physicians and other healthcare professionals have access to resources that include timely medical news and professional conference coverage, continuing medical education activities, full-text medical journal articles and drug and medical literature databases.

We also license our content to health plans and other healthcare partners for use on their Web sites, in some cases as part of providing a co-branded site and in some cases on a private label basis under the partner’s branding.

      We reach a large audience of health-involved consumers and clinically active healthcare professionals. We work closely with pharmaceutical, medical device and other healthcare companies to develop innovative online channels of communication to our audience, or specific portions of our audience, that complement their offline education, marketing and customer service programs. These companies can sponsor specific pages or sections of our portals or specific events, programs and newsletters, all of which are clearly labeled as sourced from or sponsored by the specific sponsor. In addition, sponsors can reach specific demographic groups, condition-specific groups or specialty-specific groups through our portals and through newsletters that members have requested based on their interests. Performance of our sponsored programs, including the aggregate number of impressions, visitors and actions taken, is tracked and reported to the sponsor on a regular basis.

      Through our WebMD Health Services business, we provide web-based tools and applications to employers and health plans for use by their employees and plan members. These tools and services provide a framework for better decision-making by healthcare consumers and can assist employers and plans in managing demand while improving quality of care.

      We generate the majority of our Portal Services revenue by selling sponsorships of specific pages, sections or events on our portals and related e-mailed newsletters, by selling advertising on our portals and the online and offline properties of our strategic partners, and by licensing our content and our online tools and related software and services. Historically, the majority of our Portal Services revenues have come from a small number of companies. Our WebMD Health customers include pharmaceutical, biotech and medical device companies, employers and health plans and media distribution companies. WebMD Health also receives a small portion of its revenues from the sale of paid subscription services.

WebMD Health Consumer Portal

      General. Consumer interest in convenient and reliable sources of general information on health and wellness topics continues to grow. In addition, consumers increasingly seek to educate themselves about available treatment options for specific health conditions or injuries. We believe that these trends are likely to continue, as consumers are asked to bear an increasingly large share of their healthcare expenditures due to changes in the design of the medical plans and prescription drug plans being offered by payers and employers. Traditional media have sought to meet this demand by introducing magazines focused on health and wellness and by increasing news coverage of healthcare-related issues. The Internet allows us to offer consumers the resources they are looking for, with immediate access to searchable information and dynamic interactive content.

      WebMD Health provides access to health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services. There are no membership fees and no general usage charges for the site; however, we do charge usage or subscription fees for some premium content and services. See “— WebMD Health Subscription Services” below.

      Content Offerings. The content and service offerings on WebMD Health include:

•	Original and Licensed Content. We offer proprietary, medically reviewed health and wellness news articles written daily by our staff of journalists. We also offer searchable access to a library of health and wellness articles, reference information and interactive presentations, some of which we own and some of which we have licensed from others. Our articles and other content cover various health-related topics, including: specific diseases and chronic health conditions, medical tests, pregnancy and parenting, diet and nutrition, fitness and sports medicine, and sexuality and relationships.

•	Membership. Consumers can choose to become members of WebMD Health, which allows them to make use of certain WebMD interactive content and services. Members can also select from more than 32 different e-mail newsletters on health-related topics or specific conditions and have access to our communities and events, as described below. We have built a large consumer membership, most of whom have chosen to receive our clinical alerts, newsletters and reports on specific diseases, conditions and other health and wellness topics.

•	Communities. Our communities allow our members to participate in real-time discussions in our chat rooms and on our message boards. Members can share experiences and exchange information with other members who share their health condition or concern. Members can also use our “Ask the Experts” service to post their health questions for experts.

•	Events. Our events include one-time programs and series in which experts make presentations and answer questions on specific health-related topics. Our events also include WebMD University programs, which are four week courses, live moderated by experts, on specific subjects. WebMD University programs have included: Take Charge of Your Diabetes; Feeding Your Self, Feeding Your Baby; Alive and Well, Taking Charge of Your Breast Cancer Treatments; and Stories of Survivors, Your Breast Cancer Guide.

•	Interactive Personal Health Management Tools and Other Features. We provide access to interactive tools, calculators, quizzes and illustrated guides and slide shows on health topics. Our interactive tools include a pregnancy calendar, body mass index tool and a calorie counter. Our slide shows cover topics such as mammograms, fetal positions and common visual problems.

•	Physician Directory and Related Services. WebMD Health also has features that allow consumers to search for a physician or clinic in their area. The WebMD Physician Directory contains information on practicing physicians throughout the U.S. Users can search for a doctor by location or specialty and based on HMO or hospital affiliations. The WebMD Physician Directory is provided by The Little Blue Book, which was acquired by WebMD in 2003. See “— Physician Directory Services” below.

      WebMD Health Subscription Services. WebMD Health also offers the following paid subscription services, which provide access to exclusive interactive tools, personalized in-depth content and expertise from leaders in their fields:

•	WebMD Health Manager. We offer, on a subscription basis to individual consumers, a suite of healthcare decision-making tools and related services, which includes some of those we license to health plans and employers for use by their members and employees. See “— WebMD Health Services Group” below.

•	WebMD Weight Loss Clinic. The WebMD Weight Loss Clinic is a subscription service that provides members with a customized eating plan based on individual food preferences and other information and resources relating to weight loss.

•	WebMD Fertility Center. The WebMD Fertility Center provides information, tools and personalized e-mail reminders relating to fertility, conception and pregnancy.

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

      Our content and service offerings, a combination of original material and content licensed from major professional publishers, are generally presented by specialty and include:

•	Continuing Medical Education (CME). More than 30 states and many medical specialty societies require physicians and selected other medical professionals to certify annually that they have accumulated a minimum number of CME hours to maintain licensure or membership. We offer a selection of free, regularly updated CME activities for physicians, registered nurses, pharmacists and other healthcare professionals, including original programs and online multimedia adaptations of live events. In addition, our CME Live offerings provide real time webcasts of CME programs on key topics and conditions, designed to educate healthcare professionals about timely clinical issues. These webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. We also provide services that track CME credits accumulated through our site for our users. Many of our CME-certified programs also carry Continuing Education (CE) credit for nurses and/or pharmacists.

All of our CME activities have been planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and have been produced in collaboration with ACCME-accredited CME providers. In August 2002, ACCME awarded Medscape a two-year, provisional accreditation as a CME provider, allowing Medscape to certify online CME activities, which Medscape now does for most of its CME programs. We are currently in the process of seeking full accreditation.

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

•	Newsletters. Members receive MedPulse, our weekly e-mail newsletter, which is published in more than 25 specialty-specific editions and highlights new information and CME activities on the Medscape site of interest to each particular specialty. We also provide commercially supported “Special Reports” newsletters, which contain information on specific conditions and treatments.

•	Medical Conference Coverage. We provide overviews and analysis of key data and presentations from about 150 professional meetings each year, including major conferences in a variety of specialties. This benefits our members who were unable to attend and those who did attend but might not have been able to see all of the presentations of interest to them, as well as the sponsors of the conferences, by increasing the size of the audience exposed to this material. We cover a number of these conferences in collaboration with the societies and organizations that present them.

•	Medical News and Clinical Alerts. We provide original, daily medical news stories written by our staff of journalists and reviewed by our staff of physicians, in addition to news provided by professional wire services. Our news group also regularly produces analytical reports based on interviews with experts and newsmakers. In addition, we provide real-time alerts on such critical clinical issues as pharmaceutical recalls and product advisories.

•	Resource Centers. Resource Centers are regularly updated collections of clinical content, selected by Medscape’s editors, focused on a specific topic, condition or theme. Content includes news, journal articles, conference coverage, expert columns and CME programs. Medscape currently has more than 60 Resource Centers across multiple specialties.

•	Electronic Journals. Medscape publishes an original electronic-only journal, Medscape General Medicine (MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. MedGenMed, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. As of March 2004, it had published more than 1,100 papers. Since December 2002, MedGenMed at www.medgenmed.com has included specialty sections for HIV-AIDS, Gastroenterology, Hematology-Oncology, Pulmonary Medicine, OB-Gyn and Women’s Health, Orthopedics and Sports Medicine and Psychiatry/ Mental Health, Neurology, and Technology and Medicine. Medscape also publishes Topics in Advanced Practice Nursing, which is indexed in CINAHL, the Cumulative Index of Nursing and Allied Health Literature.

•	Medscape Publishers’ Circle. Medscape Publishers’ Circle is a collection of high-quality clinical information from prominent medical publishers, available free to registered Medscape members.

•	Medical Reference Applications. Our medical reference applications include access to various medically related databases and abstracts.

•	Medical Reference Services. These services include the professional medical reference texts ACP Medicine (formerly WebMD Scientific American® Medicine) and ACS Surgery: Principles and Practice (formerly Scientific American Surgery), each available for sale by subscription to individual physicians and to institutions in multiple formats (print, CD-ROM and Online). ACP Medicine has been a comprehensive and continually updated internal medicine reference for 25 years. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively, although wholly owned by WebMD.

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

WebMD Health Services Group

      Through the WebMD Health Services Group, formerly known as WellMed, we provide employers and healthcare plans with a suite of online tools and related services called the WebMD Health Hub. The WebMD Health Hub integrates health and wellness content, a personal medical record, health assessment tools, decision support tools, health improvement programs and targeted messaging. The WebMD Health Hub provides a framework for better decision-making by healthcare consumers and allows employers and health plans to manage demand, while improving the quality of care and reducing administrative and communication costs. We receive fees from employers for use of our applications and services by their employees, and from health plans for use by their members. The WebMD Health Hub is also distributed through relationships with providers of benefits-related services as a part of their own offerings to employers.

      WebMD Health Hub applications are integrated into the client’s Intranet or Web site and work with the client’s specific health and benefit programs, disease management vendors and other health-related systems and content and can be co-branded or customized to match client branding and “look and feel.” The core products and applications that make up the WebMD Health Hub are Personal Health Manager, Personal Health Insight, Personal Health Decisions and HubX:

•	Personal Health Manager is a suite of consumer applications that provides a personalized framework to manage health, wellness and benefit information and facilitate healthy behavior, including health risk and condition assessment tools, an online personal health record and health and lifestyle improvement programs.

•	Personal Health Insight is an online service center that provides specialized decision-support for clients, including aggregated information regarding utilization of the WebMD Health Services platform and results of messaging campaigns. With Personal Health Insight, employers and plans can analyze aggregate health data in real time, address population health risks and proactively implement preventive programs.

•	Personal Health Decisions is a set of benefit decision-support applications that explain benefit plan choices and facilitate informed selection and use of those benefits.

•	HubX is a platform that integrates employer or plan applications and data into the WebMD Health Hub. In addition, the HubX Data Interchange option provides functionality to import data, such as healthcare claims and medication claims, for greater personalization and targeted messaging and to export self-reported information from the WebMD Health Hub to care providers.

      By educating and encouraging their employees and plan members to take a more active role in their healthcare, employers and plans can realize cost savings from more informed decision-making, while also improving healthcare outcomes. Other potential benefits to an employer or plan include efficiently identifying and enrolling candidates in disease management or other health management programs.

Physician Directory Services

      In 2003, we acquired the company that publishes The Little Blue Book, a leading source of practice contact information for physicians since 1988. The pocket-sized reference book is published annually in 146 distinct metropolitan editions. Physicians utilize it for local and up-to-date physician information. All physicians are listed free of charge in their local metropolitan-area edition, along with their specialties,

HMO affiliations, hospital affiliations, office addresses, telephone numbers and Medicare-assigned Unique Physician Identification Number (UPIN). The database used to create The Little Blue Book contains practice information on approximately 400,000 practicing physicians. WebMD Health receives revenues from sales of The Little Blue Book, as well as from sponsors and advertisers in those books, most of whom are pharmaceutical companies. Pharmaceutical companies also purchase copies of The Little Blue Book for distribution to physicians. In addition, we use the database to provide physician information on the consumer portal. We also publish and sell to physicians The Little Yellow Book, a directory of physicians’ fax and e-mail information for 146 metropolitan areas.

Sales and Marketing

      A team of sales, marketing and account management personnel represents WebMD Health and Medscape from WebMD to pharmaceutical companies, medical device companies, health plans and other healthcare and consumer companies. These individuals work closely with clients and potential clients to develop innovative means of using our portals to bring their companies, and their products and services, to the attention of target groups of consumers and healthcare professionals and to create channels of communication with these audiences.

      A separate team of sales, marketing and account management personnel represents WebMD Health Services Group to employers and health plans. These individuals customize our services for each client according to the client’s specific plan design and business objectives. We also promote and distribute WebMD Health Services Group through relationships with employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits.

      We seek to attract traffic and new members to WebMD Health through a variety of methods, including online and offline media campaigns. The primary focus of our media campaigns has been member registration. We promote WebMD Health’s subscription services through our consumer portal and our e-mailed newsletters.

      We seek to attract traffic and new members to Medscape through a variety of methods, including advertising on other Internet sites and in medical journals, pharmaceutical and other healthcare publications and other targeted publications. We also promote Medscape at industry conferences, trade shows and medical meetings and by using direct mail.

WebMD Envoy

Overview

      To ensure timely reimbursement and comply with managed care requirements, healthcare providers must interact effectively with healthcare payers from the first point of patient contact until final payment has been received. Unfortunately, in these interactions, providers and payers often juggle a confusing combination of electronic and manual processes, phone calls and faxes, and disparate software systems. WebMD Envoy, our Transaction Services segment, provides an electronic link between payers and providers that allows them to conduct medical, pharmacy and dental transactions electronically. However, WebMD Envoy provides much more than just a clearinghouse connection — we provide electronic reimbursement cycle management solutions that can be used by payers and providers to automate the entire reimbursement process. In addition, as a complement to our electronic transmission services, our WebMD ExpressBill operations provide print-and-mail services to providers, including patient statement processing, and, through Advanced Business Fulfillment, Inc., which we acquired in July 2003, we provide healthcare paid-claims communications services for third-party administrators and health insurers, including print-and-mail services for the distribution of checks, remittance advice, and explanations of benefits. We also provide connectivity and tools for automating clinical functions.

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

      We work with numerous medical and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and our clearinghouse. Most practice management and hospital information systems support, and can be integrated with, WebMD Envoy transaction services. Many practice management system vendors, including WebMD Practice Services, market a private label brand of our transaction services that they have integrated with their systems. We pay a sales commission, based on volume, to some of these vendors as an inducement to use WebMD Envoy. We have long-standing relationships with many vendors of practice management systems. Medifax-EDI, which we acquired at the end of 2003, has similar relationships with vendors of hospital information systems. We work together with these vendors to increase the percentage of healthcare transactions that are handled electronically.

EDI Transaction Services

      General. We provide our payer and provider customers connectivity and transaction services through an integrated electronic transaction processing system, which includes proprietary software, host computer hardware, network management, switching services and interfaces. We refer to these services as electronic data interchange, or EDI. Our EDI transaction services reduce paperwork and the need for communication by mail, telephone and fax, resulting in cost savings for payers and providers. These services also expedite the reimbursement process, which can result in a lower average number of outstanding accounts receivable days for providers. A further benefit to payers is that they are able to more easily detect fraud and screen for unusual utilization trends.

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

      We maintain direct connections with many healthcare payers, including Medicare contractors and Medicaid agencies, Blue Cross and Blue Shield organizations, commercial health insurance companies, pharmacy benefit management companies and managed care organizations. Our direct payer connectivity facilitates high levels of service by minimizing the number of intermediaries between the provider and the payer. Our direct connections with payers typically consist of dedicated networks between the payer and our clearinghouse. Most transactions are currently transmitted to the payers using our proprietary software and dedicated telephone lines, with some transmitted securely over the Internet. Other clearinghouses also use our services to transmit transactions that they have received from providers to payers. We make payments, based on volume, to some of these clearinghouses as an inducement to use WebMD Envoy to complete the transactions submitted through their systems.

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

Providers can submit real-time or batch claims to us for processing and reimbursement by payers and inquire as to the status of claims previously submitted. Most claims are submitted to us as batch claims, which are collected by providers throughout the day and submitted to us in bulk. We then sort, format and edit the claims to meet each particular payer’s requirements before transmission to the payer. Providers can receive an electronic remittance advice which provides payer payment information and an explanation of the settlement of a related claim. Providers can also use our services to verify patient enrollment and eligibility and to obtain authorization from payers, at the point of care, for services and referrals to other providers. Our acquisition of Medifax-EDI at the end of 2003 has strengthened our service offerings for these types of transactions.

      Our “all-payer” suite of services includes the capture, validation and routing of claims transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid. Additionally, our all-payer services include the return of an electronic remittance transaction, which is the equivalent of a paper explanation of benefits, or EOB, from all the payers back to the originating provider. The goal is to provide a single source EDI reimbursement cycle management solution for providers and practice management system vendors. A single EDI solution reduces administrative burdens on the provider office in sending claims transactions and receiving electronic remittance advice transactions and, more importantly, allows us to provide a single report back to the provider office regarding those transactions. That, in turn, allows the provider office to determine more easily whether it has been paid on a particular claim and how much. Provider offices without such a solution typically receive five or more different reports that they then have to reconcile in order to manage their accounts receivable. Implementation of our “all-payer” services has presented technical, operational and customer service challenges and has resulted in a large increase in the amount of transactions we transmit to Blue Cross Blue Shield payers, Medicare and Medicaid which, in certain cases, has caused service delays. In addition, this implementation, happening together with the implementation of the HIPAA Transaction Standards, has required, and continues to require, system upgrades, additional programming and changes in our processes and procedures. We have been incurring, and expect to continue to incur, significant expenses relating to the “all-payer” implementation, including system upgrades and testing and related quality assurance activities.

      We provide various products designed to assist healthcare providers and payers in utilizing our administrative services, including:

•	WebMD Office. Through our WebMD Office Internet-based service, providers can securely access our transaction services through either a standard dial-up or high speed DSL or cable modem. WebMD Office can be used as a stand-alone system or as a complement to a practice management system through an import and data management function that allows transactions to be generated from the practice management system and submitted through WebMD Office. In addition, our practice management system vendor partners may elect to market a private-label brand version of WebMD Office.

•	AccuClaim Plus. Our AccuClaim Plus solution is designed for the claims submission processes of hospitals and large physician practices. AccuClaim Plus interfaces with their existing management systems, importing claim files and subjecting them to payer-specific edits, prompting users to correct claim errors prior to submission to payers in order to minimize the claim rejection rate while increasing the first pass and auto-adjudication rate at the payer’s adjudication system.

•	WebMD Empower. WebMD Empower is an EDI-enabling software and data hosting solution that gives healthcare payers the ability to automate communication with their providers through our network, using our infrastructure. WebMD Empower takes claims data submitted to the WebMD Envoy clearinghouse, applies value-added editing, including checks against payer-specific business rules and data, and sends it directly to the payer’s information system. For real-time transactions, WebMD Empower works by downloading appropriate eligibility, provider, benefit, referral/authorization and claims data from the payer’s system onto our server. Downloads are performed periodically or in real time as information in the payer’s database is updated.

•	Medifax Assistant. Medifax Assistant integrates with hospital information systems (HIS) to automate various registration activities such as insurance eligibility verification, credit checking and address verification. Medifax Assistant can be configured to automatically perform real-time tasks during patient registration. This saves the registration staff time by eliminating the need to use separate systems for registration and for eligibility verification. The eligibility response can be automatically stored within the patient record as a permanent reference.

•	Medifax Receivable Analysis. Medifax Receivable Analysis is an electronic screening service designed to verify Medicaid and other forms of insurance eligibility in an electronic batch format. The healthcare provider submits a file electronically and the file is processed against the Medifax-EDI payer databases to determine eligibility. Medifax customers use this service to identify Medicaid and other forms of eligibility that may apply to patients who have been classified as not having coverage. The resulting reclassification often results in significant reimbursements.

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

      Lab Ordering and Reporting Services. We provide clinical lab ordering and reporting services through WebMD Clinician, our Internet-based product. This product supports the ordering of clinical tests and the reporting of test results between healthcare providers and labs. WebMD Clinician reduces costs and improves the quality of patient care by improving order entry accuracy and expediting the delivery of lab results, while enhancing the ability to share those results with multiple physicians. In addition, we provide similar services to practice management system vendors, hospital information system vendors and electronic medical record vendors through an application programming interface known as Clinician eXT.

Other Communications Services

      ABF. In July 2003, WebMD Envoy acquired Advanced Business Fulfillment, Inc., which we refer to as ABF, a provider of healthcare paid-claims communication services for healthcare payers. ABF’s operations are supported by proprietary software and systems that allow healthcare payers to outsource print-and-mail activities by sending an electronic feed to ABF. By outsourcing these services to ABF, its clients can reduce operating costs and capital expenditures. ABF’s systems include a Web-based suite of management tools to facilitate the printing and mailing of checks and remittance advice to providers and EOBs to plan members. These management tools allow clients to control the processes they have outsourced to ABF and to access archived data from their desktops. ABF has worked closely with leading claims processing system vendors to allow its software to interface with their systems. In return for marketing ABF’s post-adjudication services and for the creation and maintenance of an ABF-specific data extract, ABF makes periodic payments to vendor partners based on transaction volumes.

      Healthpayers USA is ABF’s proprietary program to cross-consolidate provider mail in order to create savings in postal costs for its clients. Healthpayers USA screens, sorts and consolidates mail from any number of its clients destined for a single provider into one package and automatically produces a recipient cover sheet that itemizes the contents. ABF and its clients share the resulting postal savings.

      WebMD ExpressBill. Through WebMD ExpressBill, we provide print-and-mail services to healthcare practitioners, hospitals and high volume commercial customers throughout the United States. WebMD ExpressBill accepts client data via modem or the Internet, generates printed materials and prepares them for mailing. Our WebMD ExpressBill services include:

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

HIPAA

      Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules, including rules to establish standards and requirements for the electronic transmission of certain health information, which we refer to as the Transaction Standards. As a supplier of EDI-enabling products and connectivity services to patients, payers, providers and third party vendors, WebMD Envoy is affected by many of the HIPAA provisions, including the Transaction Standards.

      In order to implement the Transaction Standards, WebMD Envoy has made and continues to make significant changes to its systems and the software it uses internally. Similarly, the implementation has required payers and providers to simultaneously implement changes to their systems and/or internal procedures. As a result, this implementation process and related testing has been an immense challenge for the healthcare industry, including WebMD. However, it also represents a great opportunity for the industry and for us, because it encourages payer/provider connectivity to evolve from its current focus on the sending and receiving of claims to automating ancillary transactions, such as eligibility, status or remittance.

      We believe that, even though the intent of HIPAA was to make electronic transactions more standardized, the use of clearinghouses will continue to be the most efficient way for most providers to send their electronic claims and related transactions to multiple payers. The standardization resulting from implementation of Transaction Standards is only partial: payer systems and requirements continue to vary in certain respects even after HIPAA implementation and will continue to evolve and change in the future. Payers have published approximately 440 “Companion Guides” setting forth their individual interpretations of the Transaction Standards and that number can be expected to continue to grow. These payer-specific interpretations require us to perform extensive customized programming and related testing. Another source of the implementation challenges resulting from the Transaction Standards is the increase in computing capacity required. The Transaction Standards formats are much larger than the pre-existing ones. We are utilizing more computing capacity than we had anticipated. As a result, our systems have experienced inefficiencies that have resulted in processing delays. Another difficulty for us and our provider customers results from the fact that the Transaction Standards cover not only transaction formats, but also required content, including some content not previously collected by most providers. We continue to work with payers, providers, practice management system vendors and other healthcare participants to implement the Transaction Standards. For more information regarding challenges involved in such implementation and a description of the HIPAA regulations, see “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996” below.

Sales and Marketing

      Our WebMD Envoy sales and marketing efforts are conducted by sales, marketing and account management personnel located throughout the United States. We participate in trade shows and use direct mail and various advertising media to promote our services.

•	We promote our EDI services to organizations that have relationships with or access to a large number of providers, such as practice management systems vendors, hospital information systems vendors, practice management companies and other clearinghouses. In certain cases, we agree to pay a sales commission based on transaction volume to these organizations as an inducement to use WebMD Envoy as the clearinghouse for the transactions made through their systems or by providers with which they have relationships.

•	We also market our EDI services directly to healthcare payers, as well as to small and large physician practices, dentists, hospitals and other healthcare providers. We offer our payer customers the opportunity to work with us in targeted programs to educate physicians and dentists to increase the utilization of electronic services. When a payer agrees to participate in such a program, WebMD utilizes information supplied by the payer to target providers that may not be sending claims electronically.

•	In the pharmacy EDI area, WebMD Envoy has established relationships with large retail pharmacy chains and pharmacy software vendors.

•	In the post-adjudication services area, we have established relationships with vendors of claims processing software. Our ABF account management personnel also market directly to healthcare payers and, as part of their sales effort, provide potential clients with an operational audit and identify the efficiencies that we believe we can help them achieve.

WebMD Practice Services

Overview

      WebMD Practice Services, our Physician Services segment, develops and markets information technology systems for healthcare providers, primarily under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. Our systems include administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently and clinical applications that assist them in delivering quality patient care. These applications and related services:

•	automate scheduling, billing, receivables management and other administrative and financial management tasks,

•	enable providers to maintain electronic medical records and to automate the documentation of patient encounters, and

•	facilitate the use of electronic data interchange for administrative and clinical healthcare transactions.

We expect that most of our future sales of practice management systems will be Intergy systems. However, we intend to continue to develop and support The Medical Manager system, which is currently the most widely used physician practice management system in the United States.

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

Practice Management Systems

      Intergy. Intergy, our new practice management software product, is the result of a significant, multi-year commitment to engineering and development of a completely new practice management system. The Intergy system’s graphical user interface (GUI) packages complex medical practice functions into easy-to-navigate windows with consistent point-and-click drop down menus and buttons. The Intergy software operates on Windows and UNIX based servers, together with Windows based workstations.

      Intergy systems are scalable to meet the needs of a wide variety of healthcare provider settings, from small physician groups to large clinics, and across various medical specialties. Customers can purchase a base system and then add additional modules and services over time to expand their use of technology as needed. The Intergy base package allows an office to automate appointment scheduling and recalls, registration, encounter form management, billing, collections and other administrative and financial functions. The Intergy system also has a customizable security system, with access to functions and features that can be defined for each user based on practice policies and procedures.

      One of our optional Intergy administrative and financial modules is the managed care system, which provides functions required to track incoming and outgoing referrals to facilities and specialists and to provide risk management capabilities. The managed care system assists providers in automating referral management, capitation payment posting, and contract management and profitability tracking. The system is designed to work in all managed care scenarios, including primary and specialty care. Optional clinical modules include imaging systems, tools that can be used to create and maintain electronic medical records and automate the documentation of patient encounters at the point of care, manage clinical workflow, write and send electronic prescriptions, and request and review laboratory tests and results. We believe that there is a significant opportunity to increase the use by physician practices of electronic medical record systems and are focusing on cross-selling these products and services to our existing customers and as part of our new systems sales. See “— EMR and Imaging Systems” below for descriptions of these products and services. Intergy users can also elect to implement some or all of the integrated products and services described below under “— Additional Products and Services,” including our ULTIA handheld wireless device and our Medical Manager Network Services connectivity services.

      The Medical Manager. The Medical Manager system provides physician practices with a broad range of patient care and practice management features. We also offer The Medical Manager system in customized versions to meet the functionality needs of public health and community health markets and family planning clinics and intend to continue to market The Medical Manager system in these formats.

      The Medical Manager software’s base package serves as the foundation of the system and includes an appointment scheduler, billing system, financial management system and other features. Additional modules containing advanced administrative and financial features are also available, including automated collections, advanced billing and multiple resource scheduling and managed care modules. The Medical Manager system also has optional electronic medical record and document and image management system products. See “— EMR and Imaging Systems” below. The Medical Manager users can elect to implement some or all of the integrated products and services described below under “— Additional Products and Services,” including our ULTIA handheld wireless device and our Medical Manager Network Services connectivity services.

      Other Practice Management Systems. Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems with smaller user bases, including the practice management systems previously owned by Physician Computer Network, Inc., or PCN. We currently support these other systems and may provide periodic updates to the users of some of these systems. We face competition for the support services we market to users of these practice management systems. See

“Competition for Our Healthcare Information Services and Technology Solutions” below. In addition, although we seek to market our Intergy practice management system to these customers when they are evaluating the purchase of a new system, we face competition from numerous other vendors of practice management systems. If our existing customers choose a practice management system from a competing vendor, they will no longer need support services from us. Loss of a significant number of these customers could have a material adverse effect on our Practice Services revenues.

Medical Manager Network Services

      Our practice management systems support integrated use of our WebMD Envoy EDI services through Medical Manager Network Services. For a description of WebMD Envoy’s EDI services, see “WebMD Envoy” above. The administrative transactions supported include electronic claims, claims status inquiry, eligibility verification, electronic referral authorization/status, patient statements and remittances. We also provide connectivity to laboratories, pharmacies, third party connectivity networks and hospitals and credit card authorization services. Users of our practice management systems can also choose third party EDI transaction service providers to transmit their transactions.

      Through Medical Manager Network Services, providers have access to EDI functionality that is integrated into their practice management workflow and recordkeeping systems. Integrated EDI allows providers and their staff to send and receive EDI transactions from within the practice management system and to generate reports regarding these transactions, including whether submitted claims have been accepted or rejected. These capabilities can be combined with our “all-payer” suite of transaction services to provide a single-source electronic reimbursement management solution (see “WebMD Envoy” above). In addition, our systems allow automated eligibility verification by contacting payers electronically overnight so that the practice can start the day with pre-checked eligibility and benefits for each scheduled patient. This information is stored as part of the patient’s record. In addition, eligibility checking for unscheduled patients can be performed in real time.

      As discussed more fully under “— Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Transaction Standards” below, the process of implementing the HIPAA Transaction Standards has been an immense challenge for the healthcare industry, including WebMD. However, it also represents a great opportunity for the industry and for us because it encourages payer/provider connectivity to evolve from its current focus on the sending and receiving of claims to automating ancillary transactions, such as eligibility, status or remittance. Implementation of our “all-payer” services has also presented technical, operational and customer service challenges. See “— WebMD Envoy — EDI Transaction Services — Medical and Dental Administrative Services” above. We continue to work diligently to identify and resolve any service problems as they occur. We are also working to foster communication among healthcare industry participants regarding how to achieve the intended benefits of the Transaction Standards with as little disruption to healthcare payment systems as possible. We have been incurring, and expect to continue to incur, significant expenses relating to the Transaction Standards and “all-payer” implementations, including for testing, quality assurance and customer service activities.

      Medical Manager Network Services also provides integrated access to our WebMD ExpressBill print-and-mail services for patient statements, collection notices and recall notices. Practices transmit the required data from Intergy or The Medical Manager systems to our processing center. From there, customized statements, letters and inserts and complete mailing services are provided. Customization options include logos and patient education inserts.

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

      Our suite of EMR applications allows healthcare providers that use Intergy or The Medical Manager practice management systems to computerize their patient records without disrupting the way they practice medicine. We also provide technical assistance and support that helps the practice transition from the paper chart to the fully electronic medical record. Our encounter documentation module automates the documentation of a patient encounter at the point of care. This product allows healthcare providers to generate progress notes — and estimated evaluation and management service levels — simply by pointing and clicking on the findings appropriate to a patient exam, reducing the need for transcription services and enhancing the accuracy of documentation of care provided. Customization tools allow the practice to create pre-defined, disease-specific templates, with lists of symptoms or other information that can be easily completed at any workstation.

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

      We also offer our Document Image Management (DIM) system, which is fully integrated with our Intergy and The Medical Manager practice management systems. The DIM system allows a practice to scan, store, catalog and retrieve documents, images and sound files in electronic form, which then becomes part of the patient’s medical record and can be accessed from multiple workstations simultaneously. DIMDX, the diagnostic version of our imaging system, allows a practice to organize and store X-rays and other diagnostic images. Using an imaging system, multiple files can be viewed at the same time making it possible to view diagnostic reports alongside images or compare before-and-after images such as pre- and post-operative X-rays.

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

Additional Products and Services

      Maintenance and Support Services. We separately sell software support and maintenance services and hardware maintenance services to our customers. Through our software support and maintenance services, we:

•	provide customers with access to our telephone help desk, typically advising customers in the use and operation of our software and services and remotely accessing customers’ systems to provide support, and

•	in some cases, provide periodic releases to our software to customers.

Through our hardware maintenance services, we typically provide customers with on-site hardware technical service and, if necessary, the replacement of hardware components that fail to function properly. Our contracts for maintenance and support services are generally up to one year in duration. Our customers may decide whether or not to purchase maintenance and support services from us. In addition, some of these services are also available from third party providers. See “— Competition for Our Healthcare Information Services and Technology Solutions” below. We cannot provide assurance regarding the levels at which our customers will continue to purchase maintenance and support services after the expiration of existing contracts.

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

      ULTIA Online. ULTIA Online allows physicians whose offices use the Intergy or The Medical Manager practice management systems to remotely access, via an encrypted Internet connection through our Medscape portal, information contained in their office’s practice management system, including daily schedules, patient records and clinical items that need their attention. This enables physicians to view, in a secure manner, information residing on their office-based computer system from any personal or handheld computer with a connection to the Internet. The physician can use this connection to send and receive secure email messages, to write and send electronic prescriptions, or to create laboratory orders and view test results. ULTIA Online also provides access to Medscape health content and related services. See “— WebMD Health — Medscape from WebMD” above.

      Remote Monitoring System. Our Remote Monitoring System, or RMS, allows for a pro-active approach to system support and maintenance. Real-time connections allow us to monitor installations of our Intergy and ULTIA systems for problems that need immediate attention or for potential problems that are likely to need attention in the near future or that are adversely affecting system performance. RMS checks for particular conditions on a fixed schedule. For example, when a server has reached a defined percentage of capacity, an alert is forwarded to us to analyze the situation. This type of monitoring allows the system to be supported regardless of whether our customers become aware of problems or report them. In addition, if a required technical component has failed, we will be alerted to take action without the time it takes for a customer to call our help desk and have a support representative analyze and address the issue. For example, RMS alerts us if a prescription sits in the prescription queue for more than 15 minutes, thus notifying us of a potential system or connection issue. That issue can then be immediately addressed, even if it has not yet come to the attention of, or been reported by, our customer. The RMS infrastructure can also be used as a cost-effective means to deliver software updates and other support.

      InfoPOINT and InfoCENTRAL. InfoPOINT, our decision support and reporting application, is designed to provide timely access to practice data for informed managerial decision-making and to automate the process of generating reports using data from The Medical Manager and Intergy systems. InfoPOINT also provides access to tools to analyze that data and to export it to other applications. InfoCENTRAL is a flexible data warehouse solution, designed to support ambulatory healthcare organizations such as group practices, managed care organizations and physician services organizations. InfoCENTRAL consolidates financial, administrative, clinical and other data and manages the interface to the practice management system.

Sales and Marketing

      We market and distribute our WebMD Practice Services systems and related services nationally through a direct sales organization, who are also supported by field technicians and training and support personnel. We also participate in trade shows and use direct mail and various advertising media to promote our systems and services. In the past few years, we have acquired a significant number of independent dealers of The Medical Manager software and independent dealers no longer constitute a significant sales and marketing channel for our software. We believe that the acquisition of independent dealers and resellers has enabled us to establish direct relationships with end users of our software products, providing us with an opportunity to offer a wider range of products and services to these end users.

Competition for Our Healthcare Information Services and Technology Solutions

      The markets for healthcare information services and technology solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We have many competitors, including:

•	healthcare information system vendors and support providers, including physician practice management system and EMR system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers;

•	online services, portals or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally, including both commercial sites and not-for-profit sites;

•	consortiums of health insurance companies and of pharmacy benefit management companies that have announced that they are developing electronic transaction services for use by their members and other potential customers;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	general purpose consumer online services and portals and other high-traffic Web sites that provide access to healthcare-related content and services;

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

We also compete, in some cases, with alliances formed by the above competitors. Major software, hardware and information systems companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of ours. Competitors for one or more of our healthcare information services and technology solutions include, among others, Amicore (a joint venture of IBM Corporation, Microsoft Corporation and Pfizer, Inc.), Allscripts Healthcare Solutions, Eclipsys Corporation, First Consulting Group, Inc., General Electric Corporation, IDX Systems Corporation, iVillage Inc., McKesson Corporation, Misys plc, NDCHealth Corporation, Per-Se Technologies, Inc., ProxyMed, Inc., Quality Systems, Inc., Siemens Corporation, TriZetto Group, Inc. and VitalWorks Inc. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

      Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to have a direct connection to the payer, bypassing third party EDI service providers such as WebMD Envoy. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all. In addition, some of our other services allow healthcare payers to outsource business processes that they have been or could be performing for themselves and, in order for us to be able to compete, use of our services must be more efficient than use of internal resources.

      WebMD Health faces competition both in attracting members and visitor traffic and in generating revenue from sponsors and others. We compete with numerous companies and organizations for the attention of healthcare professionals and consumers including traditional offline media such as network and cable television, print journals, conferences, continuing medical education programs and symposia. We also face significant competition from online information resources. There are many healthcare-related Web sites on the Internet. In addition, there are many companies that provide non- Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organiza-

tions. In addition, to the extent that we are successful in increasing revenue from our portals, competition for our portals audience and the potential sources of revenue are likely to increase.

      WebMD Practices Services faces competition for the support services it markets to owners of The Medical Manager and Intergy practice management systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. See “WebMD Practice Services — Additional Products and Services — Maintenance and Support Services” and “WebMD Practice Services — Practice Management Systems — Other Practice Management Systems” above. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in physician office management systems, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems.

POREX

Overview

      Our plastic technologies segment is known as Porex. Through Porex, we develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex also works with porous structures using other materials such as fiber and membranes. Our Porex customers include both end-users of its finished products as well as manufacturers that include our components in their products, which we refer to as original equipment manufacturers or OEMs.

      Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 65 countries. In 2003, Porex derived approximately 57% of its revenues from the United States, approximately 29% from Europe, approximately 11% from Asia and approximately 3% from Canada and Latin America.

Porex Products

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

Competition

      Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex’s competitors include, among others, Pall Corporation, Millipore Corporation, Filtrona (a division of Bunzl plc), Porvair plc and Whatman plc. The MEDPOR® Biomaterial products compete for surgical use against autogenous and allograph materials and alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

      Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex does. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products and services they provide or may provide in the future.

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

EMPLOYEES

      As of December 31, 2003, we had approximately 5,635 employees, of which approximately 175 work in our corporate headquarters or related functions, approximately 2,230 are WebMD Envoy employees, approximately 430 are WebMD Health employees, approximately 2,200 are WebMD Practice Services employees and approximately 600 are Porex employees.

DEVELOPMENT AND ENGINEERING

      We have developed internally and acquired through acquisitions healthcare information services and technology solutions products and services. Our development and engineering expense totaled $43.0 million in 2003, $43.5 million in 2002 and $43.6 million in 2001.

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

INTELLECTUAL PROPERTY

      We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our businesses.

      We use numerous trademarks, trade names and service marks for healthcare information services and technology solutions, including WebMD®, Web-MD®, WebMD Health®, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Intergy®, Medifax®, Medifax-EDI®, Medscape®, Medpulse®, Publishers’ Circle®, The Little Blue BookTM, The Little Yellow BookTM, The Medical Manager®, ULTIATM and WellMed®. In addition, Porex uses trademarks and trade names, including POREX®, Lateral-FloTM, MEDPOR®, SQUEEZE-MARK®, and TLS®. We also use numerous other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names “webmd.com,” “my.webmd.com” and “medscape.com” and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks and domain names adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.

      We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software and healthcare content used on our Web sites, as well as various products incorporated into our physician practice management systems. These third party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of that content.

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

      Existing laws and regulations could also create liability, cause us to incur additional cost and restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

Health Insurance Portability and Accountability Act of 1996

      General. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. The five rules published in final form are:

•	the Standards for Electronic Transactions, published August 17, 2000, which we refer to as the Transaction Standards;

•	the Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000, which we refer to as the Privacy Standards;

•	the Standard Unique Employer Identifier, published May 31, 2002;

•	the Health Insurance Reform: Security Standards, published February 20, 2003, which we refer to as the Security Standards; and

•	the Standard Unique Health Identifier for Health Care Providers, published January 23, 2004, which we refer to as the NPI Standard.

These rules took or will take effect on October 16, 2000, April 14, 2001, July 30, 2002, April 21, 2003 and May 23, 2005, respectively, with compliance by healthcare providers, healthcare clearinghouses and large health plans required under the rules two years following the respective effective dates. Small health plans are given an additional year to comply. On December 27, 2001, President Bush signed into law a one-year extension, to October 16, 2003, of the date for complying with the HIPAA Transaction Standards for any covered entity that submitted to the Secretary of the United States Department of Health and Human Services, or HHS, a plan of how the entity would come into compliance with the requirements by that deadline.

      Transaction Standards. The Transaction Standards establish format and data content standards for the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards were intended to make it easier for payers and providers to send and receive healthcare transactions electronically, using specified formats. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Envoy and Medical Manager Network Services.

      October 16, 2003 was the deadline for covered entities to comply with the Transaction Standards. Failure to comply with the Transaction Standards may subject covered entities, including our WebMD Envoy clearinghouse, to civil monetary penalties and possibly to criminal penalties. However, the ability of each covered entity to comply is dependent on compliance efforts by numerous other covered entities. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards. On July 24, 2003, in response to concerns communicated to CMS regarding the readiness of a significant portion of the covered entities for the October 16 deadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Envoy announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners.

      On February 27, 2004, CMS modified its Medicare contingency plan to delay the payment of electronic claims that are not HIPAA-compliant. Specifically, effective July 1, 2004, only claims that are compliant with the Transaction Standards are to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period. Calling it a “measured step toward ending the contingency plan entirely,” CMS implemented the change to encourage providers to move more quickly with their efforts to achieve HIPAA compliance. This policy may provide an incentive for providers who cannot send HIPAA standard claims from their desktop to use a clearinghouse, such as WebMD Envoy, to do so.

      CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards as of October 16, 2003. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy. CMS indicated that it will respond to complaints regarding non-compliant transactions submitted to it in writing and that, upon receipt of a complaint, CMS will notify the entity that a complaint has been filed and provide an opportunity for the entity to demonstrate compliance or to document its good faith effort to comply with the standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity’s efforts on behalf of itself, but its efforts — through outreach and testing — to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners.

      We believe that the CMS enforcement approach assisted in reducing disruptions in the flow of electronic transactions that otherwise could have occurred in connection with the October 16, 2003 deadline and that a smoother transition benefits our company and the entire healthcare industry. We continue to work with payers, providers, practice management system vendors and other healthcare participants to implement the Transaction Standards. Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing the requirements of the Transaction Standards and in overcoming other connectivity challenges that HIPAA does not eliminate. Even though the goal of HIPAA was to make electronic transactions more standardized, the use of clearinghouses will continue to be the most efficient way for most providers to send their electronic claims and related transactions to multiple payers. The standardization resulting from implementation of HIPAA is only partial: payer systems and requirements continue to vary in certain respects even after HIPAA implementation and will continue to evolve and change in the future. Payers have published approximately 440 “Companion Guides” setting forth their individual interpretations of the Transaction Standards and that number can be expected to continue to grow. These payer-specific interpretations require us to perform extensive customized programming and related testing.

      Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like WebMD Envoy, to translate between standard and non-standard formats. As a result, use of a clearinghouse allows numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. As various healthcare entities are in different stages of migration during the transition, WebMD Envoy is working to translate claim information from non-standard to standard formats and vice versa. In addition, the Transaction Standards require healthcare providers to collect and supply more information than they have in the past in order to submit a healthcare claim. From October 16, 2003 to the date of this Annual Report, a large majority of the claims we have received from submitters used legacy formats and very few contained the additional data content provided for in the Transaction Standards. Some providers who can submit claims in the HIPAA standard formats cannot yet collect all of the data payers may require to process the claim. In order to assist in claims processing, our clearinghouse software edits the information submitted in a claim using logic, mapping and defaults. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse.

      We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Envoy in particular. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, we have experienced isolated disruptions and some delays and we expect there will continue to be some problems for a period of time.

      Implementation of the Transaction Standards has presented us with significant technical and operational challenges. For example, we are working with our trading partners to complete quality assurance and testing on our enhanced clearinghouse data services for transmitting additional HIPAA data content. We do not plan to place these services into full production until both our systems and payers’ adjudication systems are capable of handling the production volume of transactions with the additional data content. As with any highly complex data transition involving significant modifications to trading partner systems, we are experiencing some problems during this process. Another aspect of the implementation challenges resulting from the Transaction Standards is the increase in computing capacity required. The Transaction Standards formats are much larger than the pre-existing ones. We are utilizing more computing capacity than we had anticipated. As a result, our systems have experienced inefficiencies that have resulted in processing delays. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers, and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. The costs to us of dealing with those problems are inherently difficult to estimate and may be more than we expect and/or continue for longer than anticipated. In addition, most of our trading partners are currently operating under their own contingency plans and, accordingly, we would expect that there will be further disruptions during the adjustment period that occurs once CMS requires all applicable parties to perform in accordance with the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during the adjustment period, which could adversely affect our relationships with them.

      Privacy Standards. The Privacy Standards establish a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our products and services, may restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

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

      Security Standards. On February 20, 2003, HHS published the final Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and in establishing that our systems meet the 42 specifications. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

      NPI Standard. On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for health care providers, commonly referred to as the National Provider Identifier (NPI) Standard. The NPI Standard requires health care providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System (NPS), and to use the NPI in standard transactions where a provider identifier is required. The NPI Standard requires health plans and health care clearinghouses to use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. The NPI Standard is effective May 23, 2005. Most participants in the healthcare industry must be in compliance with the NPI Standard by May 23, 2007. The effect of the NPI Standard is difficult to predict and there can be no assurances that we will adequately address any business risks created by the NPI rule and its implementation or that we will be able to take advantage of any resulting business opportunities.

Other Restrictions Regarding Confidentiality and Privacy of Patient Information

      Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. In addition, some states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in most cases preempted by the HIPAA Privacy Standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. Definitions in the various state and federal laws concerning what constitutes “individually identifiable data” sometimes differ and sometimes are not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. The HIPAA Privacy Standards contain a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Other Regulation of Transaction Services

      Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. Furthermore, the recently-enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorizes the development of an electronic prescription drug program that specifies standards for electronically transmitted prescriptions and other required information related to Medicare-covered prescription drugs. We carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices. See also “— Regulation of Healthcare Relationships” below.

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

Regulation of Healthcare Relationships

      Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In 2002, the Office of the Inspector General, or OIG, of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services, such as us, implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      False Claims Laws. We currently provide transaction services to healthcare providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in these laws could also require us to incur costs or restrict our business operations. As part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requests by payers for reimbursement claims. We believe our editing processes are consistent with industry practice. However, it is possible that a court or governmental agency might view such practices in a manner that could result in liability and adversely affect our business.

Regulation of Medical Devices

      Overview. We manufacture and market medical devices subject to extensive regulation by the Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions, and civil penalties; recall or seizure of our products; issuance of public notices or warnings; operating restrictions, partial suspension or total shutdown of production; refusal of our requests for 510(k) clearance or PMA approval of new products, withdrawal of 510(k) clearance or PMA approvals already granted, and criminal prosecution.

      Access to U.S. Market. Each medical device that we wish to commercially distribute in the U.S. will likely require either 510(k) clearance or PMA approval from the FDA prior to commercial distribution, unless exempt. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or to a “preamendment” class III device (in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in Class III requiring PMA approval.

•	510(k) Clearance Process. To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared class I or class II device or a preamendment class III device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with it, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	PMA Approval Process. If a product is not eligible for 510(k) clearance, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA approval application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA approval application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA approval application, a new PMA approval or PMA supplement approval may be required in the event of a modification to the device, its labeling or its manufacturing process.

•	Clinical Studies. A clinical study is generally required to support a PMA approval application and is sometimes required for a 510(k) premarket notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE application to the FDA for advance approval is not required. Both types of studies are subject to record keeping, reporting and other IDE regulation requirements.

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

      Products. Certain of Porex’s products are FDA-regulated medical devices, such as plastic and reconstructive surgical implants, blood filters, and tissue expanders. In addition, the FDA regulates WebMD Practice Services’ DIMDX System as a medical image management device. It received 510(k) clearance on August 25, 2000. Subsequently, we have made modifications to certain of Porex’s products and to the DIMDX System that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require us to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Because Porex’s medical devices and the DIMDX System are in commercial distribution, we are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Our failure to comply could subject us to FDA enforcement action and sanctions.

      The FDA has a long-standing draft software policy exempting computer software products from active regulation as medical devices if they are decision support systems intended to involve competent human intervention before any impact on human health occurs (in other words, where clinical judgment and experience can be used to check, interpret and potentially challenge a system’s output). Except for the cleared DIMDX System, we believe that, under the draft software policy, the Intergy and The Medical Manager practice management systems are subject to limited FDA regulation and do not require 510(k) clearance or PMA approval. WebMD Practice Services has created an interface between the Intergy and The Medical Manager practice management systems and the image device. We are marketing the interface and the image device as the DIMDX System. We believe that the sale of our practice management systems with the DIMDX System does not require a new 510(k) clearance or PMA approval. Our ULTIA handheld solution permits access to the Intergy and The Medical Manager practice management systems and makes it available in a wireless handheld format, including allowing access to the medical images stored in the DIMDX System. Because any displayed medical images are not intended for diagnostic use, we believe that ULTIA’s ability to access such medical images does not subject it to a 510(k) clearance or PMA approval requirement. We cannot assure you, however, that the FDA would agree with any of these conclusions. If the FDA does not agree, we may be required to obtain 510(k) clearance or PMA approval for these products and may be required to cease marketing and/or recall such products until 510(k) clearance or PMA approval is obtained.

      The FDA’s draft software policy has been under review for several years. A risk exists that the Intergy or The Medical Manager practice management system or other of our software or hardware components could in the future become subject to some or all of the medical device regulation requirements. In addition, the FDA may take the position that other products and services we offer, such as ULTIA, are subject to FDA regulation. We also may expand our services in the future to areas that subject us to FDA regulation. Except with respect to WebMD Practice Services and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations is time consuming, burdensome and expensive and could delay our introduction of new applications or services.

FDA and FTC Regulation of Drug and Medical Device Advertising and Promotion

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

      Any information that promotes the use of pharmaceutical products or medical devices that is put on our Web site is subject to the full array of the FDA and FTC requirements and enforcement actions and any information regarding other products and services is subject to FTC requirements. Areas of our Web site that could be the primary focus of the FDA and FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Television broadcast advertisements by WebMD may also be subject to FTC regulation and FDA regulation depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the company that advertises on our Web site to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information.

      Drug Advertising. The FDC Act requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to their marketing in interstate commerce. It is a violation of the Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for their approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

      The FDA regulates the safety, efficacy, and labeling of over-the-counter drugs or “OTC” drugs under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation.

      Continuing Medical Education. Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as nonpromotional and fall outside the FDA’s jurisdiction. The FDA does however evaluate such CME activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor or whether they are promotional activities subject to FDA’s advertising and labeling requirements. In order to determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent from a manufacturer, such content must fully comply with the FDA’s requirements.

      There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, as well as injunctions and their resulting consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines.

      Any increase in FDA regulation of the Internet or other media for direct-to-consumer advertisements of prescription drugs could make it more difficult for WebMD Health to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on direct-to-consumer advertising of prescription drugs. Companies can now advertise prescription drugs for serious conditions to consumers in any medium. However, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on any advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make direct-to-consumer advertising of prescription drugs a criminal offense. In response to these critics, the FDA or the FTC may alter its present policies on the direct-to-consumer advertising of prescription drugs or medical devices in a way that would materially reduce our advertising and sponsorship revenues. FDA recently issued three draft guidance documents intended to improve communication of: (1) risk information in direct-to-consumer print advertisements, (2) disease awareness information, and (3) risk information in direct-to-consumer advertising of restricted medical devices. These draft guidance documents do not alter existing FDA regulatory requirements, but may lead to future policy changes.

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

Consumer Protection Regulation

      General. Advertising and promotional activities presented to consumers on our Web sites are subject to Federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

      Can-Spam Act. Effective January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the Can-Spam Act, became effective. The Can-Spam Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. Under the Can-Spam Act, senders of commercial emails are required to make sure that these do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We believe that our email practices comply with the requirements of the Can-Spam Act.

      Regulation of Advertisements Sent by Fax. A recent modification to the Telephone Consumer Protection Act was issued by the Federal Communication Commission that affects advertisements sent to telephone facsimile (fax) machines. Under this new regulation, which is effective as of January 1, 2005, advertisements which advertise the commercial availability or quality of a product or service cannot be sent to the fax machine of a recipient unless the recipient has signed a written statement that includes the fax number to which these advertisements may be sent and clearly indicates the recipient’s consent to receive these advertisements by fax from the sender. We do not send advertisements to fax machines in any significant portions of our business. However, in those areas in which we do send advertisements to a recipient’s fax machine that are the subject of this new regulation, we intend to be in compliance with this new regulation in advance of January 1, 2005.

      COPPA. The Children’s Online Privacy Protection Act, or COPPA, extends to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under 13. WebMD’s sites are not directed at children and its general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability to us, result in adverse publicity and negatively affect our business.

      Other Consumer Protection Regulation. The Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

      In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

Item 2.	Properties

      We believe that the offices and other facilities described are, in general, in good operating condition and adequate for our current operations.

Headquarters

      We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 45,000 square feet of space, under leases that expire in, or prior to, March 2006.

WebMD Envoy, WebMD Health and WebMD Practice Services

      We lease important facilities in:

•	Nashville, Tennessee for WebMD Envoy’s headquarters and primary data and call centers and Medifax’s operations;

•	St. Louis, Missouri for Advanced Business Fulfillment’s operations;

•	Scottsdale, Arizona and Toledo, Ohio for ExpressBill’s operations;

•	Tampa, Florida for WebMD Practice Services’ headquarters and Alachua, Florida for its development and engineering operations; and

•	New York, New York for WebMD Health’s headquarters and its editorial and marketing operations.

      We also use facilities in approximately 130 additional locations throughout the United States, 11 of which are owned and the rest of which are leased. These locations include sales and other offices, production centers, data centers and call centers.

Porex

      We use approximately 380,000 square feet for Porex’s headquarters and for office and manufacturing operations related to its porous plastics and other porous media product lines, including: the Porex headquarters and largest plant, which are located in property that we own in Fairburn, Georgia, a suburb of Atlanta; space that we own in Newnan, Georgia, College Park, Georgia and Bautzen, Germany; and space that we lease in Selangor, Malaysia and Alness, Scotland.

Item 3.	Legal Proceedings

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

      As previously disclosed, on September 18, 2003, Envoy entered into a definitive Stipulation of Settlement regarding the settlement of this litigation, as contemplated by a Memorandum of Understanding dated July 11, 2003. Pursuant to the Stipulation of Settlement, the defendants paid into a settlement fund the amount of $11 million in settlement of the claims asserted in the action and the

Stipulation of Settlement. On December 17, 2003, the United States District Court for the Middle District of Tennessee, following a hearing, entered an Order granting final approval of the settlement of this litigation on the terms contained in the Stipulation of Settlement. Pursuant to the Court’s Order, all members of the plaintiff class released defendants and the litigation was dismissed with prejudice. No appeal from the Court’s Order was taken and the Order became final and non-appealable on January 17, 2004. Defendants have denied and continue to deny the allegations asserted in the lawsuit and agreed to the settlement in order to eliminate the burden and expense of further litigation. As previously disclosed, the settlement of this litigation was funded entirely with the proceeds of Envoy’s insurance policy.

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

      After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including WebMD), the affected insurance companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement is embodied in a Memorandum of Understanding and a number of related agreements that together set out a comprehensive framework for settlement of the consolidated actions among these parties. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for WebMD’s insurance carriers, not WebMD, to pay WebMD’s pro rata share.

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

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      WebMD has been named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC, HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. When these practices were discovered, McKesson HBOC eliminated more than $327 million in revenues that HBOC had recognized over the prior three years. Plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999.

      On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleges that WebMD aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. Plaintiffs also allege that WebMD made certain negligent misrepresentations with respect to these transactions.

      Plaintiffs allege that WebMD, Inc. (then a separate private company and now a subsidiary of WebMD), through its participation in certain transactions with HBOC and McKesson HBOC, learned that officers of HBOC and/or McKesson HBOC, HBOC and McKesson HBOC were breaching duties owed to McKesson HBOC shareholders by making material misstatements and suppressing or omitting facts with respect to HBOC’s and McKesson HBOC’s financial results for the periods ending December 31, 1998 and March 31, 1999 and that WebMD, Inc. aided and abetted and conspired with these defendants. One of the officers became an officer of WebMD, Inc. on December 1, 1998, after having served as HBOC’s representative on the board of WebMD, Inc. and was dismissed by WebMD, Inc. after the accounting fraud at HBOC was disclosed. The other officer served as HBOC’s representative on the Board of WebMD, Inc. and ceased to be a director of WebMD, Inc. upon dismissal by McKesson HBOC. Plaintiffs seek unspecified damages against WebMD. The complaint alleges numerous instances of improper accounting by HBOC unrelated to the transactions between WebMD, Inc. and HBOC and/or McKesson HBOC.

      WebMD intends to vigorously defend against the plaintiffs’ claims against WebMD and WebMD, Inc. On December 16, 2003, WebMD filed a demurrer, seeking dismissal of the two claims against it. This demurrer is pending with the Court.

Investigations by United States Attorney for the District of South Carolina and the SEC

      The United States Attorney for the District of South Carolina is conducting an investigation of our company, which we first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at our corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to us as of the date of this Annual Report, we believe that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5.5 million restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by our Medical Manager Health Systems subsidiary of other companies, most of which were dealers of Medical Manager products and services. In August 1999, Medical Manager Corporation announced that it would restate previously reported results of Medical Manager Health Systems, which it had acquired in July 1999, for the six months ended immediately prior to the acquisition. Medical Manager Corporation determined at the time that the accounting treatment previously accorded to five transactions involving the bulk sales of software licenses entered into concurrently with business combinations and other related transactions should be restated to reflect the software license revenues as a reduction of the acquisition price of the related transactions. At the time, Medical Manager Corporation also noted that the transactions represented $5,532,000 of revenue and $3,502,000 of net income for the six months ended June 30, 1999. WebMD understands that the SEC is also conducting a formal investigation into this matter.

      WebMD intends to continue to fully cooperate with the authorities in this matter and our Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter. The special committee has retained independent legal counsel to advise it.

      While WebMD is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may be significant. For the year ended December 31, 2003, those expenses are reflected as “Legal Expenses” in the Consolidated Statements of Operations included in this Annual Report.

At Home Corporation General Unsecured Creditors Trust

      In 1999, WebMD, Inc. entered into an agreement with Excite Corp. concerning placing WebMD content on Excite Corp.’s consumer internet portal. In 2001, WebMD and Excite Corp.’s successor, AtHome Corp., entered into a revised agreement, which terminated the 1999 agreement and included a release of claims under the 1999 agreement. AtHome Corp. later filed for bankruptcy.

      On December 4, 2003, WebMD was served with a complaint in an adversary proceeding in the Bankruptcy Court for the Northern District of California brought by the trustee for the At Home Corporation General Unsecured Creditors Trust. The plaintiff alleges that the 2001 agreement provided AtHome Corp. less than reasonably equivalent value for its rights under the 1999 agreement and that the 2001 agreement should be avoided as a fraudulent transfer. The plaintiff also alleges that WebMD breached the 1999 agreement by failing to make required cash payments, and failed to pay AtHome Corp. fair and reasonable value for services that AtHome Corp. provided. The plaintiff has claimed that its damages are in excess of $8 million. WebMD intends to vigorously defend against the plaintiff’s claims.

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

      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 10, 2004, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of March 10, 2004, no implant-related claims were pending against Porex. During calendar year 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

      During the fourth quarter of 2003, no matters were submitted to a vote of security holders of WebMD.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

      The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2002
First quarter	$8.86	$6.25
Second quarter	7.78	5.05
Third quarter	6.23	4.25
Fourth quarter	9.30	4.54
2003
First quarter	$10.28	$8.25
Second quarter	12.00	8.28
Third quarter	12.49	8.20
Fourth quarter	9.32	7.59

      On March 1, 2004, there were approximately 4,470 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results

•	operating results being less than analysts’ estimates

•	changes in analysts’ earnings estimates

•	announcements of new technologies, products and services or pricing policies by us or our competitors

•	announcements of acquisitions or strategic partnerships by us or our competitors

•	developments in existing customer or strategic relationships

•	actual or perceived changes in our business strategy

•	developments in new or pending litigation and claims

•	sales of large amounts of our common stock

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries

•	changes in general economic conditions

•	fluctuations in the securities markets in general.

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

Sales of Unregistered Securities During the Fourth Quarter of 2003

      On December 12, 2003, WebMD issued 288 shares of WebMD common stock to an individual in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant originally issued to Gleacher & Co. and transferred by it to the individual.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. On August 1, 2003, we completed the sale of two operating units of our Plastic Technologies segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of these two operating units as discontinued operations.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$963,980	$871,696	$842,020	$574,524	$102,149
Costs and expenses:
Cost of operations	564,939	509,744	568,321	430,296	88,576
Development and engineering	42,985	43,467	43,572	59,867	29,669
Sales, marketing, general and administrative	282,482	283,424	448,082	535,462	82,315
Depreciation, amortization and other	62,434	125,593	2,394,857	2,188,461	193,067
Legal expense	3,959	—	—	—	—
Impairment of long-lived and other
assets	—	—	3,816,115	—	—
Restructuring and integration (benefit) charge	—	(5,850)	266,755	452,919	—
(Gain) loss on investments	(1,659)	(6,547)	—	40,365	—
Interest income	22,901	19,590	30,409	51,467	4,013
Interest expense	15,214	8,491	507	735	527
Other income, net	4,218	3,844	—	—	—

Income (loss) from continuing operations before income tax provision (benefit)	20,745	(63,192)	(6,665,780)	(3,082,114)	(287,992)
Income tax provision (benefit)	4,140	(10,079)	2,588	790

Income (loss) from continuing operations	16,605	(53,113)	(6,668,368)	(3,082,904)	(287,992)
Income (loss) from discontinued operations, net of income taxes	(33,611)	3,411	(3,950)	1,296	—

Net loss	$(17,006)	$(49,702)	$(6,672,318)	$(3,081,608)	$(287,992)

Basic loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)	$(12.60)	$(3.58)
Income (loss) from discontinued operations	(0.11)	0.01	(0.01)	0.01	—

Net loss	$(0.06)	$(0.16)	$(19.14)	$(12.59)	$(3.58)

Diluted loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)	$(12.60)	$(3.58)
Income (loss) from discontinued operations	(0.10)	0.01	(0.01)	0.01	—

Net loss	$(0.05)	$(0.16)	$(19.14)	$(12.59)	$(3.58)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	304,858	304,168	348,570	244,688	80,367

Diluted	325,811	304,168	348,570	244,688	80,367

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$270,681	$186,484	$378,762	$505,793	$291,286
Long-term marketable securities	456,034	456,716	18,769	222,774	—
Working capital	202,573	193,031	360,429	528,136	216,304
Total assets	2,135,306	1,766,248	1,601,454	8,487,108	4,123,668
Convertible subordinated notes	649,999	300,000	—	—	—
Other long-term liabilities	1,182	498	1,226	15,279	2,695
Convertible redeemable preferred stock	—	—	10,000	10,000	—
Convertible preferred stock	—	—	—	710,746	—
Stockholders’ equity	1,178,597	1,153,801	1,255,512	8,097,435	3,973,672

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Cautionary Statement Regarding Forward-Looking Statements” on page 2.

Overview

      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our business, a brief discussion of our operating segments, summarizes the acquisitions we completed during the last two years and describes the restructuring and integration plans we undertook to eliminate duplication and redundancies that resulted from acquisitions we have made.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of December 31, 2003.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Annual Report.

Introduction

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

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

          Acquisitions

      In 2003, we completed 12 acquisitions. Our Portal Services segment acquired two companies for a total purchase consideration of approximately $14,612, comprised of $14,400 in cash and $212 of estimated acquisition costs. We will pay an additional $2,500 if certain financial milestones are achieved. In connection with the preliminary allocation of the purchase price, we recorded goodwill of $12,731 and intangible assets of $3,525, with estimated useful lives of three to seven years. Our Transaction Services segment acquired three companies for a total purchase price of $399,138, comprised of $390,238 in cash and $8,900 in estimated acquisition costs. Additionally, we will pay up to an additional $154,200 if certain milestones are achieved in the future. In connection with the preliminary allocation of the purchase price of these three acquisitions, we recorded goodwill of $244,021 and intangibles assets of $142,092, with estimated useful lives ranging from nine months to fifteen years. Also, during 2003, our Physician Services segment acquired seven companies for a total cost of $2,182, which was paid in cash. We will pay an additional $675 if certain of the acquired companies meet certain financial milestones. In connection with the preliminary allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The intangible assets have estimated useful lives from three to nine years.

      In 2002, we completed 22 acquisitions. On October 31, 2002, our Portal Services segment acquired one company. The total purchase consideration for this acquisition was approximately $19,031, comprised of $18,781 in cash and estimated acquisition costs of $250. In connection with the allocation of the purchase price, we recorded goodwill of $18,380 and an intangible asset of $2,700 with an estimated useful life of three years. Also, throughout 2002, our Physician Services segment acquired 21 companies for a total cost of $14,400 which was paid in cash. In connection with the allocation of the purchase price, goodwill of $11,784 and intangible assets subject to amortization of $4,049 were recorded. The intangible assets have estimated useful lives of one to nine years.

          Restructuring and Integration Initiatives

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in 2000, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating our operational infrastructure into a common platform to more efficiently serve our customers.

      Our restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from our acquisition of Medscape in December 2001 was initiated.

      We have substantially completed our restructuring and integration efforts related to the 2000 and 2001 restructuring plans, with the primary exception being remaining lease payments of previously vacated facilities.

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

Physician Services or WebMD Practice Services. Healthcare providers pay us one-time fees for the purchase of our practice management systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery, no significant future performance obligations exist, fees are fixed and determinable and collectability is probable. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally paid on a monthly or per transaction basis, as we provide the service.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determine based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. During 2001, we identified certain indicators of possible impairment of our long-lived assets, primarily goodwill and other intangible assets. We evaluated our long-lived assets for impairment by determining identifiable cash flows to related asset groupings, and compared the projected undiscounted cash flows for each asset grouping to its carrying value. Once we determined there was an impairment, we quantified the impairment based on projected discounted cash flows. As a result of this analysis in 2001, we recorded an impairment charge of approximately $3.8 billion. There was no impairment of goodwill noted as a result of our impairment testing in 2003 or 2002. Other unknown future indications of possible impairment charges, such as a significant downturn in one of our business segments or reporting units or general economic conditions, could result in an additional assessment of our long-lived assets for impairment and could result in an additional impairment charge in the future.

•	Investments — Our investments, at December 31, 2003, consisted principally of certificates of deposit, municipal bonds, asset backed securities, Federal Agency Notes, U.S. Treasury Notes and an equity investment in a publicly traded company. For each reporting period, we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize a gain on an investment until sold. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2003, we had net operating loss carryforwards of approximately $1.9 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax

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

Results of Operations

      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

Revenue	963,980	100.0	871,696	100.0	842,020	100.0
Costs and expenses:
Cost of operations	564,939	58.6	509,744	58.5	568,321	67.5
Development and engineering	42,985	4.5	43,467	5.0	43,572	5.2
Sales, marketing, general and administrative	282,482	29.3	283,424	32.5	448,082	53.2
Depreciation, amortization and other	62,434	6.5	125,593	14.4	2,394,857	284.4
Legal expense	3,959	0.4	—	—	—	—
Impairment of long-lived and other assets	—	—	—	—	3,816,115	453.2
Restructuring and integration (benefit) charge	—	—	(5,850)	(0.7)	266,755	31.7
Gain on investments	1,659	0.2	6,547	0.8	—	—
Interest income	22,901	2.4	19,590	2.3	30,409	3.6
Interest expense	15,214	1.6	8,491	1.0	507	0.0
Other income, net	4,218	0.4	3,844	0.4	—	—

Income (loss) from continuing operations before income tax provision (benefit)	20,745	2.1	(63,192)	(7.2)	(6,665,780)	(791.6)
Income tax provision (benefit)	4,140	0.4	(10,079)	(1.1)	2,588	0.3

Income (loss) from continuing operations	16,605	1.7	(53,113)	(6.1)	(6,668,368)	(791.9)
Income (loss) from discontinued operations, net of income taxes	(33,611)	(3.5)	3,411	0.4	(3,950)	(0.5)

Net loss	(17,006)	(1.8)	(49,702)	(5.7)	(6,672,318)	(792.4)

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements and clinical lab and reporting services, such as lab test orders and results. A significant portion of Transaction Services revenues is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. We also sell support and maintenance services related to the hardware and software associated with our practice management systems. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. The majority of Portal Services revenues are derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our Transaction Services products, non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Plastic Technologies segment.

      Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired in exchange for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, Microsoft, AOL and other partners. Stock compensation primarily relates to deferred compensation associated with the intrinsic value of the vested portion of stock options issued in exchange for outstanding stock options of companies we acquired in 2000, and the excess of the market price over the exercise price of options granted to employees.

2003 and 2002

Revenue

      Our total revenues increased to $963,980 in 2003 from $871,696 in 2002. Transaction Services, Physician Services, Portal Services and Plastic Technologies accounted for $38,919, $27,334, $26,369 and $6,129, respectively, of the revenue increase. This revenue increase was partially offset by an increase in inter-segment eliminations of $6,467.

      Revenue from customers acquired through the 2003 Acquisitions and 2002 Acquisitions contributed $55,629 to the overall increase in revenue for 2003 of $92,284. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisitions closed is considered to be revenue from acquired customers.

Costs and Expenses

      Cost of Operations. Cost of operations increased to $564,939 in 2003 from $509,744 in 2002. Our cost of operations represented 58.6% of revenues in 2003, compared to 58.5% in 2002. While cost of operations as a percentage of revenue has remained relatively consistent from 2003 to 2002, cost of operations increased due to our July 17, 2003 acquisition of ABF, whose products have a lower gross margin. Additionally, cost of operations increased due to higher sales commissions paid to our channel partners and due to higher consulting and personnel costs related to our implementation of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These increases were offset by lower data communication costs and the costs associated with the lower margin terminated products and relationships exited in May 2002. Cost of operations for 2003 and 2002 includes approximately $2,356 and $4,765, respectively, of non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense was $42,985 and $43,467 in 2003 and 2002, respectively. Development and engineering expense was relatively flat in 2003 compared to 2002, both in the aggregate and at the segment level, reflecting relatively consistent spending throughout all operating segments.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $282,482 in 2003, from $283,424 in 2002, which represents a decrease of $942. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $21,942 in 2003, compared to $20,941 in 2002. Non-cash stock compensation was $12,449 in 2003, compared to $25,265 in 2002. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, were $248,091, or 25.7% of revenue in 2003, compared to $237,218, or 27.2% of revenue in 2002. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to the fixed cost leverage of our increased revenues as well as lower sales and marketing costs, partially offset by higher consulting and personnel costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” services, higher professional services expenses, and higher insurance expenses.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $62,434 in 2003 from $125,593 in 2002. The decrease was primarily the result of intangible assets relating to certain acquisitions made in 1999 and 2000 becoming fully amortized since the beginning of the prior year period.

      Legal Expense. Legal expense in 2003 was $3,959 and represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina initiated on September 3, 2003. Over the course of the investigation, we expect that these costs and expenses may be significant.

      Impairment of Long-Lived and Other Assets. During 2003 and 2002, we performed the impairment tests of goodwill, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. There was no impairment resulting from these tests.

      Restructuring and Integration (Benefit) Charge. In connection with our restructuring and integration efforts, we recorded a benefit of $5,850 in 2002, which related to the settlement of certain contractual obligations. There were no restructuring or integration charges recorded during 2003.

      Gain on Investments. During 2003, the gain on investments in the amount of $1,659 consisted of a gain of $2,973 related to the sale of a portion of our investments in marketable equity securities, offset by a loss of $1,314 related to the sale of our investments in marketable debt securities. During 2002, we recognized a gain on investments of $6,547, which is comprised of a gain of $5,866 and $681 related to the sale of our investment in an available-for-sale and an early redemption call of a held-to-maturity security, respectively.

      Interest Income. Interest income increased to $22,901 in 2003, from $19,590 in 2002. This increase was mainly due to higher average investment balances, partially offset by lower average rates of return, during 2003 as compared to 2002. The higher average investment balances in 2003 were primarily attributable to the proceeds from the issuance of our $300,000 3 1/4% Convertible Subordinated Notes in April 2002, and the issuance of our $350,000 1.75% Convertible Subordinated Notes in June and July 2003.

      Interest Expense. Interest expense increased to $15,214 in 2003, from $8,491 in 2002, due to the inclusion of a full year of interest expense and amortization of debt issuance costs related to our $300,000 3 1/4% Convertible Subordinated Notes issued in April 2002 and the interest expense and amortization of debt issuance costs related to our $350,000 1.75% Convertible Subordinated Notes issued in June and July of 2003.

      Other Income, Net. Other income for 2003 of $4,218 is comprised of a gain of $3,100 for the sale of property in California and Ohio and a benefit of $1,118 from a state tax refund which applied to a pre-acquisition tax year of a company we acquired. Other income of $3,844 in 2002 includes $5,223 for the settlement of various pre-acquisition issues related to certain companies acquired in 1998 through 2000, partially offset by $1,379 in expenses related to our disposition plan for our Plastic Technologies business.

      Income Tax Provision (Benefit). Income tax provision (benefit) in 2003 and 2002 primarily represents taxes from profitable operations in certain states and foreign countries in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $4,140 and $2,808 related to foreign, state and other jurisdictions during 2003 and 2002, respectively. Also included in the 2002 income tax provision (benefit) is a $12,887 benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Worker Assistance Act of 2002” that was enacted on March 9, 2002.

      Discontinued Operations. Loss from discontinued operations in 2003 represents the operating results of the discontinued units of the Plastic Technologies segment as well as the loss of $3,491 recognized in connection with their disposal on August 1, 2003. Also included in the loss from discontinued operations in 2003 was an impairment charge of $33,113 to reduce the long-lived assets of the discontinued units to fair value. The income from discontinued operations in 2002 includes the operating results of the discontinued units.

2002 and 2001

     Revenue

      Our total revenues increased to $871,696 in 2002 from $842,020 in 2001. Transaction Services, Physician Services, Portal Services and Plastic Technologies accounted for $9,362, $15,097, $9,670 and $3,794, respectively, of the revenue increase. This revenue increase was partially offset by an increase in inter-segment eliminations and other of $8,247 which included revenue related to technology outsourcing and consulting relationships and other non-core products that the Company exited in 2002 and 2001.

Costs and Expenses

      Cost of Operations. Cost of operations decreased to $509,744 in 2002 from $568,321 in 2001. Our cost of operations represented 58.5% of revenues in 2002, compared to 67.5% in 2001. This decrease was primarily due to the elimination of costs as a result of our restructuring and integration initiatives, primarily reduced personnel and facilities related costs from consolidating data center operations in our Transaction Services segment as well as in our Portal Services segment. Also contributing to the decrease was the elimination of direct costs associated with residual revenue from technology outsourcing and consulting relationships and other non-core products that were exited in 2002 and 2001. Cost of operations for 2002 and 2001 includes approximately $4,765 and $1,531, respectively, in non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense was $43,467 in 2002 and $43,572 in 2001. During 2002, we increased our investment in product offerings in both the Transaction Services and Physician Services segments, which was predominantly offset by the impact of cost reductions resulting from our restructuring and integration efforts.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $283,424 in 2002 from $448,082 in 2001, which represents a decrease of 36.7% or $164,658. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $20,941 in 2002, compared to $43,943 in 2001. This decrease was primarily due to the expiration of certain content and distribution alliance agreements. Non-cash stock compensation was $25,265 in 2002, compared to $78,451 in 2001. The decrease in non-cash stock compensation was primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, decreased to $237,218 in 2002 from $325,688 in 2001. This decrease was primarily due to the elimination of costs as a result of our restructuring and integration efforts and, to a lesser extent, due to reduced advertising expenses related to the elimination of barter arrangements and distribution costs in our Portal Services segment, as well as lower personnel related costs and lower bad debt expense.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $125,593 in 2002 from $2.4 billion in 2001. The decrease was primarily attributable to the adoption of SFAS No. 142 on January 1, 2002, which eliminates amortization expenses related to goodwill and certain intangibles and requires these assets to be tested for impairment at least annually. We recorded goodwill and intangible amortization of $2.2 billion in 2001, related to goodwill and certain intangible assets that were not subject to amortization in 2002.

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

      Restructuring and Integration (Benefit) Charge. In connection with our restructuring and integration efforts, we recorded a net benefit of $5,850 in 2002, which was primarily due to the settlements of certain contractual obligations. During 2001, we continued our restructuring efforts that began in 2000, with the intention of eliminating duplication and redundancy that resulted from 2000 and 2001 acquisitions. These restructuring efforts resulted in a charge of $266,755 in 2001.

      Gain on Investments. Gain on investments of $6,547 in 2002 represented a $5,866 gain related to the sale of one of our investments in available-for-sale securities and a $681 gain related to one of our investments in held-to-maturity securities that was called for early redemption.

      Interest Income. Interest income decreased to $19,590 in 2002, from $30,409 in 2001. This decrease is due to lower average balances available for investment as a result of cash used to settle certain contracts with certain of our strategic partners, repurchases of our stock, acquisitions during 2002 and payments made under our restructuring and integration program combined with lower available rates of return, offset in part by interest income related to the $292,000 of net proceeds received from the issuance of our $300,000 3 1/4% Convertible Subordinated Notes in April 2002.

      Interest Expense. Interest expense increased to $8,491 in 2002 from $507 in 2001, as a result of interest expense and amortization of debt issuance costs related to our $300,000 3 1/4% Convertible Subordinated Notes issued in April 2002.

      Other Income, Net. Other income of $3,844 in 2002 included $5,223 for the settlement of various preacquisition issues related to certain companies acquired in 1998 through 2000. This income was partially offset by $1,379 in expenses related to our disposition plan for our Plastic Technologies business.

      Income Tax Provision (Benefit). Income tax provision (benefit) in 2002 included a $12,887 benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Worker Assistance Act of 2002” that was enacted on March 9, 2002. In addition, we have operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $2,808 and $2,588 related to foreign, state and other jurisdictions during 2002 and 2001, respectively.

      Discontinued Operations. Income from discontinued operations in 2002 represents the operating results of the discontinued units of the Plastic Technologies segment. The loss from discontinued operations in 2001 includes the operating results of the discontinued operating units as well as an impairment charge of $10,778 representing the difference between the carrying value and fair value of the discontinued operating units’ assets.

Results of Operations by Operating Segment

      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, accretion of preferred stock, impairment charges, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.

      The following table presents the results of our operations for each of our reportable segments (amounts in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenues
Transaction services	$505,729	$466,810	$457,448
Physician services	302,640	275,306	260,209
Portal services	110,665	84,296	74,626
Plastic technologies	71,940	65,811	62,017
Eliminations and other, net	(26,994)	(20,527)	(12,280	)(a)

	$963,980	$871,696	$842,020

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$94,218	$85,154	$41,987
Physician services	20,924	26,685	20,827

	Years Ended December 31,

	2003	2002	2001

Portal services	24,898	5,574	(79,437)
Plastic technologies	20,532	19,891	17,406
Corporate and other	(50,251)	(51,272)	(94,813)
Interest income	22,901	19,590	30,409
Interest expense	(15,214)	(8,491)	(507)

	$118,008	$97,131	$(64,128)

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	$(62,434)	$(125,593)	$(2,394,857)
Non-cash content and distribution services and stock compensation	(36,747)	(50,971)	(123,925)
Impairment of long-lived and other assets	—	—	(3,816,115)
Restructuring and integration benefit (charge)	—	5,850	(266,755)
Legal expense	(3,959)	—	—
Gain on investments	1,659	6,547	—
Other income, net	4,218	3,844	—
Income tax benefit (provision)	(4,140)	10,079	(2,588)

Income (loss) from continuing operations	16,605	(53,113)	(6,668,368)
Income (loss) from discontinued operations, net of income taxes	(33,611)	3,411	(3,950)

Net loss	$(17,006)	$(49,702)	$(6,672,318)

(a)	In 2001, includes revenues related to technology outsourcing and consulting relationships and other non-core products that we decided to exit as a result of restructuring and integration efforts that commenced in the third quarter of 2000, as well as the elimination of inter-segment revenues of $14,061.

2003 and 2002

      Transaction Services. Revenues were $505,729 in 2003, an increase of $38,919 or 8.3% from 2002. Revenues from customers acquired through the 2003 Acquisitions contributed $37,870 to the increase in Transaction Services revenue. Additionally, revenues for 2002 include $7,460 of revenues associated with terminated laboratory connectivity products and relationships exited. Excluding the impact of the 2003 Acquisitions and terminated products and relationships, revenues for 2003 increased by $8,509, primarily the result of a postal rate increase that went into effect on July 1, 2002.

      Income before restructuring, taxes, non-cash and other items was $94,218 in 2003, an increase of $9,064 or 10.6% from 2002. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 18.6% in 2003, compared to 18.2% in 2002. The slight improvement in income as a percentage of revenue was due to lower data communication costs and the elimination of costs associated with the terminated products and relationship discussed above, offset by higher sales commissions paid to our channel partners, and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” network services.

      Physician Services. Revenues were $302,640 in 2003, an increase of $27,334 or 9.9% from 2002. The increase was primarily attributable to an increase in Network Services revenues. Systems sales and maintenance revenues also increased, primarily as a result of revenues from customers acquired. Those customers contributed $8,180 to the increase in revenues in 2003.

      Income before restructuring, taxes, non-cash and other items was $20,924 in 2003, a decrease of $5,761 from 2002. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 6.9% in 2003, compared to 9.7% in 2002. This decrease in income as a percentage of revenue was primarily attributable to increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” network services, as well as a shift in sales focus to larger accounts in 2003, which generally carry lower margins as a percentage of sales.

      Portal Services. Revenues were $110,665 in 2003, an increase of $26,369 or 31.3% from 2002. Revenues from customers acquired through 2003 Acquisitions and 2002 Acquisitions contributed $9,579 to the increase in Portal Service revenue for 2003. Excluding the 2003 Acquisitions and 2002 Acquisitions, the increase was primarily attributable to growth in advertising and sponsorship revenues on our consumer and professional sites, and, to a lesser extent, an increase in revenues from health plans and employers.

      Income before restructuring, taxes, non-cash and other items in 2003 was $24,898, compared to $5,574 in 2002. As a percentage of revenue, the income before restructuring, taxes, non-cash and other items improved to 22.5% in 2003, compared to 6.6% in 2002. This improvement was the result of fixed cost leverage related to the increased revenues discussed above and reduced sales and marketing related costs during 2003 compared to 2002. Also included in income before restructuring, taxes, non-cash and other items in 2003 was $1,863 of expense related to the acquisition of certain resources of Physicians Online.

      Plastic Technologies. Revenues were $71,940 in 2003, an increase of $6,129 or 9.3% from 2002. The increase was primarily due to a favorable impact of foreign exchange rates, higher sales of our computer printing and writing instrument components and higher sales of our surgical products.

      Income before restructuring, taxes, non-cash and other items in 2003 was $20,532, an increase of $641 from 2002. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 28.5% in 2003, compared to 30.2% in 2002. This decrease in income as a percentage of revenue was due to higher sales and marketing and product development expenses.

      Corporate and Other. Corporate and other includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate and other expenses declined to $50,251 or 5.2% of consolidated revenue in 2003 from $51,272 or 5.9% of consolidated revenue in 2002 due to lower personnel and facility costs, partially offset by higher insurance expenses and higher professional services expenses.

      Eliminations and Other, Net. The increase of $6,467 in inter-segment eliminations from 2002 resulted from higher sales of Transaction Services products into the Physician Services customer base.

2002 and 2001

      Transaction Services. Revenues were $466,810 in 2002, an increase of $9,362 from 2001. The increase was due to higher transaction volumes and the impact of the postal rate increase that was effective July 1, 2002. These increases were partially offset by the net reduction in revenues of $22,511 in 2002, when compared to 2001. This reduction in revenue related to certain terminated products and relationships, such as hospital and laboratory connectivity relationships and consolidation of duplicate product offerings in 2001 and 2002.

      Income before restructuring, taxes, non-cash and other items in 2002 increased by $43,167 or 102.8% from 2001. As a percentage of revenue, income before restructuring, taxes, non-cash and other items improved to 18.2% in 2002, from 9.2% in 2001. The improvement was a result of our consolidation and integration efforts which resulted in lower personnel and occupancy-related expenses and the elimination of certain unprofitable products and relationships.

      Physician Services. Revenues were $275,306 in 2002, an increase of $15,097 from 2001. The increase was primarily attributable to an increase in Network Services revenues, as well as higher systems sales and maintenance revenues. The higher sales in 2002 reflect the impact of the June 2002 release of Intergy. Revenues from customers acquired through 2002 Acquisitions and 2001 Acquisitions contributed $6,781 to the increase in revenues in 2002.

      Income before restructuring, taxes, non-cash and other items increased by $5,858 in 2002 from 2001. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 9.7% in 2002, compared to 8.0% in 2001. This improvement related to changes in the mix of revenues offset by roll-out costs related to our new products.

      Portal Services. Revenues were $84,296 in 2002, an increase of $9,670 from 2001. The increase was a result of higher levels of sponsorship from our customers, the acquisition of Medscape in late 2001 and WellMed in late 2002, which contributed an aggregate of $23,449 in revenues during 2002, partially offset by the elimination of arrangements which generated barter revenue of $19,009 in 2001. No barter revenue was recognized during 2002. Revenue from related parties was $3,000 in 2001. These revenues consist of services provided to News Corporation. Revenue from News Corporation ceased being considered from a related party as of February 15, 2001 when News Corporation surrendered our Series A Convertible Preferred Stock.

      Income before restructuring, taxes, non-cash and other items in 2002 was $5,574, compared to a loss of $79,437 in 2001. As a percentage of revenue, the income (loss) before restructuring, taxes, non-cash and other items improved to 6.6% in 2002, compared to (106.4)% in 2001. Our restructuring, integration and cost containment efforts have resulted in substantial reductions in personnel, marketing, advertising, content, distribution and other expenses.

      Plastic Technologies. Revenues were $65,811 in 2002, an increase of $3,794 from 2001. The increase was primarily due to higher sales of medical OEM components, surgical products and computer printing components.

      Income before restructuring, taxes, non-cash and other items in 2002 was $19,891, an increase of $2,485 from 2001. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 30.2% in 2002 compared to 28.1% in 2001. This increase was due to higher sales discussed above, partially offset by an increase in certain direct manufacturing and other costs.

      Corporate and Other includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management as well as the residual costs during the prior year periods related to the exit of discontinued products resulting from our restructuring and integration efforts. Corporate and other expenses declined to $51,272 in 2002 from $94,813 in 2001 as a result of consolidating many duplicative corporate functions and the elimination of residual expenses related to discontinued products. These efforts resulted in reduced expenses in occupancy, personnel, outside services and other operating expenses.

      Eliminations and Other, Net. The increase of $8,247 in inter-segment eliminations from 2001 resulted from higher sales of Transaction Services products into the Physician Services customer base, offset by the elimination of $1,781 in revenues from technology outsourcing and consulting relationships and other non-core products exited in 2001.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of December 31, 2003, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of December 31, 2003, we had approximately $270,681 in cash and cash equivalents and short-term investments and working capital of $202,573. Additionally, we had long-term investments of $451,290 in marketable debt securities and $4,744 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future. During 2003, we reviewed the classification of our marketable securities between available-for-sale and held-to-maturity. As a result of our review, we reclassified all remaining held-to-maturity securities to available-for-sale.

      Cash provided by operating activities was $82,239 in 2003, compared to cash provided by operating activities of $93,097 in 2002. The cash provided by operating activities in 2003 was primarily attributable to the net loss of $17,006 and a net decrease in operating assets and liabilities of $36,164, offset by non-

cash charges of $101,427 and the loss from discontinued operations of $33,611. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 3 1/4% Convertible Subordinated Notes and our 1.75% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities in 2002 was primarily attributable to a net loss of $49,702 and a net decrease in operating assets and liabilities of $34,828, offset by non-cash charges of $177,673. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services and stock compensation and amortization of debt issuance costs.

      Cash used in investing activities was $556,526 in 2003, compared to cash used in investing activities of $402,663 in 2002. Cash used in investing activities during 2003 included $598,367 of purchases of held-to-maturity and available-for-sale securities, partially offset by $405,213 of proceeds from the maturities, sales and redemptions of available-for-sale and held-to-maturity securities. Cash used in investing activities in 2002 primarily related to purchases of held-to-maturity and available-for-sale securities. The 2003 Acquisitions consumed cash of $400,491, net of cash acquired, primarily related to the Medifax and ABF acquisitions. Cash paid for the 2002 Acquisitions was $33,471 and related to the Medscape and Physician Services acquisitions. Investments in property and equipment were $18,385 in 2003, compared to $26,267 in 2002. Additionally we received proceeds of $56,279 related to the sale of our discontinued operations and the sale of certain property, primarily land and buildings.

      Cash provided by financing activities was $356,621 in 2003 compared to cash provided by financing activities of $201,751 in 2002. Cash provided by financing activities for 2003 principally relates to net proceeds of $339,125 from the issuance of the 1.75% Convertible Subordinated Notes on June 25, 2003 and July 7, 2003, and $44,719 related to the issuance of common stock, primarily due to exercises of employee stock options. Cash provided by financing activities for 2002 primarily related to $292,000 of net proceeds related to the issuance of our 3 1/4% Convertible Subordinated Notes on April 1, 2002. During 2003 and 2002, $20,316 and $104,960, respectively, was used for repurchases of our common stock.

      As of December 31, 2003, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2003 consisted primarily of our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023 and the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007, obligations under operating leases and potential earnout payments of up to an aggregate of $157,375 related to completed acquisitions. The following table summarizes our principal commitments as of December 31, 2003, as well as management’s estimates of the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates. The potential earnout payments of up to $157,375 have not been included in the table below as it is impracticable to estimate the timing or amount of any payments related to these commitments.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Leases	$119,508	$24,082	$36,038	$26,547	$32,841
Strategic Relationships	2,641	1,262	1,254	125	—
Long-Term Debt	649,999	—	—	299,999	350,000
Purchase Obligations	35,485	20,886	14,599	—	—
Other Long-Term Liabilities	1,182	—	727	51	404

Total	$808,815	$46,230	$52,618	$326,722	$383,245

      Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

      The lease amounts include leases identified in our restructuring and integration efforts and are net of sublease income. Other long-term liabilities primarily include those amounts on the Company’s December 31, 2003 balance sheet representing the long term portion of capital leases.

      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our currently anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2004 and 2005. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own implementation of the HIPAA Transaction Standards and for assistance we provide to our customers in their implementation efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

      In November 2002, the Emerging Issues Task Force issued a final consensus on issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the operating statement impact as the cumulative effect of a change in accounting principle. We have adopted EITF 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

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

WebMD Envoy’s transaction volume and financial results could be adversely affected if payers and providers conduct EDI transactions without using a clearinghouse

      There can be no assurance that healthcare payers and providers will continue to use WebMD Envoy and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and payer, bypassing third-party EDI service providers such as WebMD Envoy. We cannot provide assurance that we will be able to maintain our existing links to payers and providers or develop new connections on satisfactory terms, if at all. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate additional use of direct EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

Loss of a small number of sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of companies. Thus, the loss of a small number of these relationships or a reduction in the purchases by a portion of these sponsors could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” below and “Business — Government Regulation” above.

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

Risks Related to the Development and Performance of Our

Healthcare Information Services and Technology Solutions

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” above.

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

The amount and timing of future expenses for the HIPAA and “all-payer” implementations are difficult to estimate and may exceed amounts we have budgeted or continue for longer than expected. For more information about HIPAA see “Business — Government Regulation” above. For a description of our “all-payer” suite of services see “Business — Healthcare Information Services and Technology Solutions — WebMD Envoy — EDI Transaction Services — Medical and Dental Administrative Services” above.

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

      For example, we are working to transform WebMD Envoy from a commercial claims clearinghouse to a supplier of a full complement of reimbursement cycle management solutions, including outsourcing of pre- and post-adjudication services for payer customers, sending claims transactions and receiving electronic remittance advice transactions for our provider and vendor customers, and other value-added services. However, there can be no assurance that customers who use our services for sending and receiving claims will use our other services, that our other services will attract additional customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services.

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

Performance problems with WebMD Envoy’s systems or system failures could cause us to lose customers or cause customers to reduce the number of transactions we process for them

      We process payer and provider transactions and data at our own facilities and at a data center in Tampa, Florida that is operated by an independent third party. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the third-party facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

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

During times when we are making significant changes to our products and services, there are increased risks of performance problems

      If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. See “Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.” The software and systems that we sell and that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any enhancements, updates and new versions that we market or use. Even if new products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

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

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

      A significant security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services. See also “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Security Standards.”

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see the other “Risks Related to Providing Products and Services to the Healthcare Industry” described below in this section and “Business — Government Regulation” above);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

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

The HIPAA Transaction and Code Set Standards creates risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Application of the Transaction Standards to WebMD. October 16, 2003 was the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets standards (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Envoy to civil monetary penalties, and possibly to criminal penalties. On July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Envoy announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners.

      On February 27, 2004, CMS modified its Medicare contingency plan to delay the payment of electronic claims that are not HIPAA-compliant. Specifically, effective July 1, 2004, only claims that are compliant with the Transaction Standards are to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period. Calling it a “measured step toward ending the contingency plan entirely,” CMS implemented the change to encourage providers to move more quickly with their efforts to achieve HIPAA compliance. This policy may provide an incentive for providers who cannot send HIPAA standard claims from their desktop to use a clearinghouse, such as WebMD Envoy, to do so.

      CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy that will take into consideration good faith efforts to comply with the Transaction Standards. We believe that CMS’s enforcement approach assisted in reducing disruptions in the flow of electronic transactions that otherwise could have occurred. However, one short-term effect of CMS’s approach and related transition matters may be that, as a result of the extended period of testing and implementation, there could be fewer electronic transactions for us to process in 2004 than would otherwise have been the case.

      We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Envoy in particular. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, we have experienced isolated disruptions and some delays and we expect that there will continue to be some problems for a period of time. We continue to work diligently to identify and resolve problems as they occur. The costs to us of dealing with those problems are inherently difficult to estimate and may be more than we expect and/or continue for longer than anticipated. In addition, most of our trading partners are currently operating under their own contingency plans and, accordingly, we would expect that there will be further disruptions during the adjustment period that occurs once CMS requires all applicable parties to perform in accordance with the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during that adjustment period, which could adversely affect our relationships with them.

      Implementation Challenges. Implementation of the Transaction Standards has presented us with significant technical and operational challenges. For example, the Transaction Standards cover not only transaction formats, but also required content, including some content not previously collected by most providers. We are working with our trading partners to complete quality assurance and testing on our enhanced clearinghouse data services for transmitting additional data content provided for in the Transaction Standards. We do not plan to place these services into full production until both our systems and payers’ adjudication systems are capable of handling the production volume of transactions with the additional data content. As with any highly complex data transition involving significant modifications to trading partner systems, we are experiencing some problems during this process. Another aspect of the implementation challenges resulting from the Transaction Standards is the increase in computing capacity required. The Transaction Standards formats are much larger than the pre-existing ones. We are utilizing more computing capacity than we had anticipated. As a result, our systems have experienced inefficiencies that have resulted in processing delays. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. See also “Developing and implementing new or updated products and services may take longer and cost more than expected” and “During times when we are making significant changes to our products and services, there are increased risks of performance problems” above.

      From October 16, 2003 to the date of this Annual Report, a large majority of the claims we have received from submitters used legacy formats and very few contained the additional data content provided for in the Transaction Standards. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse. In order to facilitate transmission of claims with the standard HIPAA format, our clearinghouse software uses edits, including the use of default data, in the transmission of claims from our clearinghouse and some data received by us is not transmitted by us. To date, our software, editing procedures and production criteria for additional HIPAA content have not had a material effect on our ability to process and transmit transactions.

      Implementation Costs. We have been incurring, and expect to continue to incur, significant expenses relating to implementation of the Transaction Standards. Implementation of the Transaction Standards requires us, among other things, to make significant changes to the software WebMD Envoy uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues. In addition, our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with the Transaction Standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. Our technological and strategic responses to the Transaction Standards may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

      Use of Direct Links. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate use of direct EDI links, for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

      For additional information regarding the Transaction Standards and a discussion of the risks and challenges associated with other portions of HIPAA and related regulations, see “Business — Government Regulation” above.

Changes in government regulation or industry guidelines could adversely affect our continuing medical education offerings

      WebMD Health’s Medscape physician portal is a leading provider of online continuing medical education, or CME, to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities. We receive funding from pharmaceutical and medical device companies for these CME programs. See “Business — Healthcare Information Services and Technology Solutions — WebMD Health — Medscape from WebMD — Continuing Medical Education (CME)” above.

      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit. In August 2002, ACCME awarded Medscape a two-year provisional accreditation as a CME provider, allowing Medscape to certify online CME activities. Provision of CME is also subject to government regulation by the FDA and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare. Among the goals of regulation of CME is ensuring that funding of CME programs by pharmaceutical and medical device companies is not a means of providing improper remuneration to physicians or others in a position to generate business for those companies and does not result in improper influence or control of the content of CME programs by the sponsoring companies. See “Business — Government Regulation — Regulation of Healthcare Relationships” and “— FDA and FTC Regulation of Advertising” above and “Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies” below.

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

      For more information regarding healthcare regulation to which we are or may be subject, see “Business — Government Regulation” above.

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” above.

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

      Some of our portal services may, through contractual relationships, be affected by the HIPAA Privacy Standards and Security Standards. For more information regarding the HIPAA Privacy and Security Standards and other regulation of the collection, use and disclosure of personal information to which we may be subject, see “Business — Government Regulation” above.

Our ability to maintain or increase our Portal Services sponsorship revenues will depend, in part, on our ability to retain or increase usage of our Portal Services by consumers and physicians

      WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its online physician and consumer portals and related e-mailed newsletters. Our WebMD Health sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. While we currently attract a large audience of health-involved consumers and clinically active healthcare professionals to our online offerings, we cannot provide assurance that we will continue to do so. Users of our portals have numerous other online and offline sources of healthcare information services. In addition, some of WebMD Health’s traffic and new members come to it through relationships with third parties, including MSN and AOL, and, as a result, depends on the amount of traffic to sites of the third parties and other factors outside our control and may cease if the relationship ends.

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

Porex’s success may depend on satisfying rapidly changing customer requirements

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

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants distributed by Porex in the United States. For a description of these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation” above.

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

Risks Applicable to Our Entire Company

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

      The United States Attorney for the District of South Carolina is conducting an investigation of our company. As more fully described in “Legal Proceedings” above, based on the information available to WebMD as of the date of this Annual Report, we believe that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, WebMD understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

      WebMD intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may be significant.

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” and “Business — Porex — Competition” above.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses in each year since our inception and, as of December 31, 2003, we had an accumulated deficit of approximately $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, in the quarters ended December 31, 2003, September 30, 2003 and September 30, 2002, we incurred a net loss for the year ended December 31, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” above.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between WebMD and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

      Principal amounts expected to mature are $204.0 million, $23.0 million, $319.1 million and $102.0 million during 2004, 2005, 2006 and 2007, respectively. These include investments totaling $358.0 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $3.3 million, $2.5 million and $(0.7) million, in 2003, 2002 and 2001, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

      Our financial statements required by this item are contained on pages F-1 through F-44 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART III

      Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Item 11.     Executive Compensation

      We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions

      We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

      We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Principal Accountant Fees and Services,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)-(2) Financial Statements and Schedules

      The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report.

      (a)(3) Exhibits

      See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

      (b) Reports on Form 8-K

      During the last quarter of the fiscal year ended December 31, 2003, the registrant filed or furnished the following Reports on Form 8-K:

•	Report on Form 8-K filed on October 14, 2003 pursuant to which the registrant announced preliminary results for the quarter ended September 30, 2003.

•	Report on Form 8-K filed on October 24, 2003 pursuant to which the registrant announced that it had entered into a definitive agreement to acquire Medifax-EDI.

•	Report on Form 8-K filed on November 6, 2003 pursuant to which the registrant announced results for the quarter ended September 30, 2003.

•	Report on Form 8-K filed on December 1, 2003 pursuant to which the registrant announced that the Medifax-EDI acquisition agreement had been amended.

•	Report on Form 8-K filed on December 24, 2003 pursuant to which the registrant announced that the Medifax-EDI acquisition had been completed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 11th day of March, 2004.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

      KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Andrew C. Corbin, Lewis H. Leicher and Charles A. Mele, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROGER C. HOLSTEIN Roger C. Holstein	Chief Executive Officer (principal executive officer) and Director	March 11, 2004

/s/ ANDREW C. CORBIN Andrew C. Corbin	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2004

/s/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	March 11, 2004

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 11, 2004

/s/ NEIL F. DIMICK Neil F. Dimick	Director	March 11, 2004

/s/ JAMES V. MANNING James V. Manning	Director	March 11, 2004

/s/ HERMAN SARKOWSKY Herman Sarkowsky	Director	March 11, 2004

Signature	Capacity	Date

/s/ MICHAEL A. SINGER Michael A. Singer	Director	March 11, 2004

/s/ JOSEPH E. SMITH Joseph E. Smith	Director	March 11, 2004

/s/ MARTIN J. WYGOD Martin J. Wygod	Director	March 11, 2004

WebMD Corporation

Index to Consolidated Financial Statements and Supplemental Data

      The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-8
Supplemental Financial Data:
The following supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

WebMD Corporation

      We have audited the accompanying consolidated balance sheets of WebMD Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 10 to the financial statements, the Company changed its accounting for goodwill and other indefinite lived intangible assets in 2002.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

February 27, 2004, except for Note 22,
 as to which the date is March 4, 2004

WebMD Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$63,298	$175,596
Short-term investments	207,383	10,888
Accounts receivable, net of allowance for doubtful accounts of $20,500 in 2003 and $22,417 in 2002	181,173	163,244
Inventory	12,158	9,976
Current portion of prepaid content and distribution services	18,116	25,406
Assets of discontinued operations	—	94,056
Other current assets	25,973	25,814

Total current assets	508,101	504,980
Marketable debt securities	451,290	449,289
Marketable equity securities	4,744	7,427
Property and equipment, net	77,278	70,488
Prepaid content and distribution services	31,992	48,532
Goodwill	844,448	586,043
Intangible assets, net	184,130	73,222
Other assets	33,323	26,267

	$2,135,306	$1,766,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,390	$10,063
Accrued expenses	208,430	208,342
Deferred revenue	86,708	81,179
Liabilities of discontinued operations	—	12,365

Total current liabilities	305,528	311,949
3 1/4% convertible subordinated notes due 2007	299,999	300,000
1.75% convertible subordinated notes due 2023	350,000	—
Other long-term liabilities	1,182	498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized and no shares issued at December 31, 2003 and December 31, 2002	—	—
Common stock, $.0001 par value; 900,000,000 shares authorized at December 31, 2003; 600,000,000 shares authorized at December 31, 2002; 384,751,705 shares issued at December 31, 2003; 374,661,064 shares issued at December 31, 2002	38	37
Additional paid-in capital	11,726,734	11,682,443
Deferred stock compensation	(4,683)	(17,805)
Treasury stock, at cost; 76,576,865 shares at December 31, 2003; 74,254,669 shares at December 31, 2002	(347,858)	(327,542)
Accumulated deficit	(10,212,054)	(10,195,048)
Accumulated other comprehensive income	16,420	11,716

Total stockholders’ equity	1,178,597	1,153,801

	$2,135,306	$1,766,248

See accompanying notes.

WebMD Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenue	$963,980	$871,696	$842,020
Costs and expenses:
Cost of operations	564,939	509,744	568,321
Development and engineering	42,985	43,467	43,572
Sales, marketing, general and administrative	282,482	283,424	448,082
Depreciation, amortization and other	62,434	125,593	2,394,857
Legal expense	3,959	—	—
Impairment of long-lived and other assets	—	—	3,816,115
Restructuring and integration (benefit) charge	—	(5,850)	266,755
Gain on investments	1,659	6,547	—
Interest income	22,901	19,590	30,409
Interest expense	15,214	8,491	507
Other income, net	4,218	3,844	—

Income (loss) from continuing operations before income tax provision (benefit)	20,745	(63,192)	(6,665,780)
Income tax provision (benefit)	4,140	(10,079)	2,588

Income (loss) from continuing operations	16,605	(53,113)	(6,668,368)
Income (loss) from discontinued operations, net of income taxes	(33,611)	3,411	(3,950)

Net loss	$(17,006)	$(49,702)	$(6,672,318)

Basic loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	(0.11)	0.01	(0.01)

Net loss	$(0.06)	$(0.16)	$(19.14)

Diluted loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	(0.10)	0.01	(0.01)

Net loss	$(0.05)	$(0.16)	$(19.14)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	304,858	304,168	348,570

Diluted	325,811	304,168	348,570

See accompanying notes.

WebMD Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Stockholders’ Equity
	Convertible
	Redeemable		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional	Deferred
							Paid-In	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation
Balances at December 31, 2000	100	$10,000	155,951	$710,746	361,233,643	$36	$11,028,461	$(144,467)
Net loss	—	—	—	—	—	—	—	—
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	3,722,517	1	12,994	—
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	2,000,000	—	24,739	—
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	(155,951)	(710,746)	—	—	559,575	—
Stock compensation expense	—	—	—	—	—	—	40,909	88,359
Purchase of treasury stock	—	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(13,935)	13,935

Balances at December 31, 2001	100	10,000	—	—	366,956,160	37	11,652,743	(42,173)
Net loss	—	—	—	—	—	—	—	—
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	7,704,904	—	28,774	—
Issuance, net of repurchase, of warrants in connection with strategic alliances and services	—	—	—	—	—	—	29	—
Redemption of convertible redeemable preferred stock	(100)	(10,000)	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	2,500	(2,500)
Stock compensation expense	—	—	—	—	—	—	392	24,873
Purchase of treasury stock	—	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(1,995)	1,995

Balances at December 31, 2002	—	—	—	—	374,661,064	37	11,682,443	(17,805)
Net loss	—	—	—	—	—	—	—	—
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	10,090,641	1	44,718	—
Issuance of warrants in connection with strategic alliances and services	—	—	—	—	—	—	67	—
Deferred stock compensation	—	—	—	—	—	—	25	(25)
Stock compensation expense	—	—	—	—	—	—	335	12,293
Purchase of treasury stock	—	—	—	—	—	—	—	—
Adjustment to deferred stock compensation for terminations	—	—	—	—	—	—	(854)	854

Balances at December 31, 2003	—	$—	—	$—	384,751,705	$38	$11,726,734	$(4,683)

[Table continued below]

[Table continued from above]

	Stockholders’ Equity
				Accumulated
	Treasury Stock			Other	Total
			Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity
Balances at December 31, 2000	5,163,509	$(30,759)	$(3,473,028)	$6,446	$8,097,435
Net loss	—	—	(6,672,318)	—	(6,672,318)
Net increase in unrealized gains on securities	—	—	—	7,097	7,097
Foreign currency translation adjustment	—	—	—	(710)	(710)

Comprehensive loss	—	—	—	—	(6,665,931)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	12,995
Issuance, net of reductions, and exercise of warrants in connection with strategic alliances and services	—	—	—	—	24,739
Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliance	—	—	—	—	(151,171)
Stock compensation expense	—	—	—	—	129,268
Purchase of treasury stock	50,928,426	(191,823)	—	—	(191,823)
Adjustment to deferred stock compensation for terminations	—	—	—	—	—

Balances at December 31, 2001	56,091,935	(222,582)	(10,145,346)	12,833	1,255,512
Net loss	—	—	(49,702)	—	(49,702)
Net decrease in unrealized gains on securities	—	—	—	(3,640)	(3,640)
Foreign currency translation adjustment	—	—	—	2,523	2,523

Comprehensive loss	—	—	—	—	(50,819)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	28,774
Issuance, net of repurchase, of warrants in connection with strategic alliances and services	—	—	—	—	29
Redemption of convertible redeemable preferred stock	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—
Stock compensation expense	—	—	—	—	25,265
Purchase of treasury stock	18,162,734	(104,960)	—	—	(104,960)
Adjustment to deferred stock compensation for terminations	—	—	—	—	—

Balances at December 31, 2002	74,254,669	(327,542)	(10,195,048)	11,716	1,153,801
Net loss	—	—	(17,006)	—	(17,006)
Net increase in unrealized gains on securities	—	—	—	1,419	1,419
Foreign currency translation adjustment	—	—	—	3,285	3,285

Comprehensive loss	—	—	—	—	(12,302)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	—	—	—	—	44,719
Issuance of warrants in connection with strategic alliances and services	—	—	—	—	67
Deferred stock compensation	—	—	—	—	—
Stock compensation expense	—	—	—	—	12,628
Purchase of treasury stock	2,322,196	(20,316)	—	—	(20,316)
Adjustment to deferred stock compensation for terminations	—	—	—	—	—

Balances at December 31, 2003	76,576,865	$(347,858)	$(10,212,054)	$16,420	$1,178,597

See accompanying notes.

WebMD Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(17,006)	$(49,702)	$(6,672,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	33,611	(3,411)	3,950
Depreciation, amortization and other	62,434	125,593	2,394,857
Impairment of long-lived and other assets	—	—	3,816,115
Amortization of debt issuance costs	2,246	1,109	—
Non-cash content and distribution services	24,298	25,706	45,474
Non-cash stock based compensation	12,449	25,265	78,451
Non-cash portion of restructuring and integration charge	—	—	185,498
Gain on investments	(1,659)	(6,547)	—
Gain on sale of property and equipment	(3,100)	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,515	(2,631)	46,908
Inventory	(2,176)	(872)	927
Prepaid content and distribution services	(467)	753	(7,609)
Other assets	4,259	(4,416)	20,318
Accounts payable	(651)	(7,541)	(5,815)
Accrued expenses	(42,419)	(32,651)	(45,124)
Deferred revenue	(225)	12,530	11,508

Net cash provided by (used in) continuing operations	77,109	83,185	(126,860)
Net cash provided by discontinued operations	5,130	9,912	12,591

Net cash provided by (used in) operating activities	82,239	93,097	(114,269)
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	247,294	108,991	124,725
Proceeds from maturities and redemptions of held-to-maturity securities	157,919	59,095	1,014
Purchases of available-for-sale securities	(8,254)	(207,833)	—
Purchases of held-to-maturity securities	(590,113)	(300,970)	(1,014)
Purchases of property and equipment	(18,385)	(26,267)	(27,256)
Proceeds received from sale of discontinued operations	46,500	—	—
Proceeds received from sale of property and equipment	9,779	—	—
Other changes in equity of discontinued operations	1,754	10,369	2,496
Cash paid in business combinations, net of cash acquired	(400,491)	(33,471)	(17,334)

Net cash provided by (used in) continuing operations	(553,997)	(390,086)	82,631
Net cash used in discontinued operations	(2,529)	(12,577)	(6,238)

Net cash provided by (used in) investing activities	(556,526)	(402,663)	76,393

	Years Ended December 31,

	2003	2002	2001

Cash flows from financing activities:
Proceeds from issuance of common stock	44,719	28,765	12,995
Purchase of treasury shares	(20,316)	(104,960)	(191,823)
Payment of notes payable and other	(361)	(2,904)	(2,911)
Net proceeds from issuance of convertible debt	339,125	292,000	—
Redemption of Series B Preferred Stock	—	(10,000)	—

Net cash provided by (used in) continuing operations	363,167	202,901	(181,739)
Net cash used in discontinued operations	(6,546)	(1,150)	(456)

Net cash provided by (used in) financing activities	356,621	201,751	(182,195)
Effects of exchange rates on cash	1,423	1,083	(312)

Net decrease in cash and cash equivalents	(116,243)	(106,732)	(220,383)
Changes in cash attributable to discontinued operations	3,945	3,815	(5,897)

Cash and cash equivalents at beginning of year	175,596	278,513	504,793

Cash and cash equivalents at end of year	$63,298	$175,596	$278,513

See accompanying notes.

WebMD Corporation

Notes to Consolidated Financial Statements

December 31, 2003
(In thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      WebMD Corporation was incorporated in Delaware in December 1995 and commenced operations in January 1996 as Healtheon Corporation. The Company changed its name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. The accompanying consolidated financial statements include the consolidated accounts of WebMD Corporation and its subsidiaries (the “Company”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States (“GAAP”). As described in Note 6, on August 1, 2003 the Company completed the sale of two operating units of its Plastic Technologies segment. Accordingly, the results of these two operating units, including the loss related to the divestitures, have been presented as discontinued operations in the accompanying consolidated financial statements.

Business

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

      Portal Services or WebMD Health provides online healthcare information, educational services and related resources for consumers and healthcare professionals, both directly and through its relationships with leading general consumer Internet portals. WebMD Health also provides online content for use by media and healthcare partners on their Web sites. WebMD Health develops and sells online and offline channels of communication and sponsorship programs to pharmaceutical, biotech, medical device and consumer products companies, particularly those who are interested in influencing healthcare decisions. In addition, WebMD Health provides a suite of online tools and related services to employers and health plans for use by their employees and plan members.

      Plastic Technologies or Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations for companies acquired or disposed of are included in the

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

consolidated financial statements from the effective date of acquisition or up to the date of disposal. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, restructuring costs, contingencies, litigation and the value attributed to warrants issued for services.

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

Marketable Securities

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. The Company uses specific identification to determine the cost basis of a security sold.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, and manufacturing overhead. Market value is based on current replacement

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of December 31, 2003 and 2002:

	2003	2002

Raw materials and supplies	$3,142	$3,019
Work-in-process	1,394	1,308
Finished goods and other	7,622	5,649

	$12,158	$9,976

Long-Lived Assets

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to twelve years for equipment and up to forty years for buildings. Leasehold improvements and equipment acquired under capital leases are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

Goodwill and Intangible Assets

      Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill is no longer being amortized but is subject to impairment by applying a fair value based test. Intangible assets related to acquired technology, customer lists, trademarks and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to nine years, with the exception of certain technology and trademarks that have estimated useful lives of nineteen to forty years.

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

      Prior to January 1, 2002, the Company accounted for its long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, the Company reviewed the recoverability of long-lived assets using an undiscounted cash flow methodology, whenever events or changes in circumstances indicated that carrying amounts may not be recoverable. The Company measured impairment losses using a discounted cash flow methodology.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Software Development Costs

Software to be Sold, Leased or Otherwise Marketed

      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model. The costs incurred from the time a working model is available until general release are immaterial.

Internal Use Software

      The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are amortized over a three-year period.

Revenue Recognition

      Revenue is derived from the Company’s Transaction Services, Physician Services, Portal Services and Plastic Technologies segments.

      The Company’s transaction services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated patient statements, and clinical lab and reporting services, such as lab test orders and results. In addition, the Company provides paid-claims communication services to third party administrators and health insurers, including print-and-mail services for the distribution of checks, remittance advice, and explanation of benefits. Healthcare payers and providers pay fees to the Company for these services, generally on a per transaction basis. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. The Company also charges one-time implementation fees to providers and payers that are recognized ratably over the contract term. Revenue from transaction services, which are generally priced on a per transaction or monthly per provider basis, is recognized when the services are provided.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

      The Company’s Plastic Technologies segment develops, manufactures and distributes porous plastic products and components. For standard products, revenue is recognized upon shipment of product, net of sales returns and allowances, in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recorded when persuasive evidence of an arrangement exists, delivery has occurred and all significant obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance. The amount of cash received at the time a customer’s order is placed is recorded as a liability. The liability is reversed at the time revenue is recognized.

      The Company recognizes revenue related to the nonmonetary exchange of advertising for advertising (“Barter”) when such exchanges are objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” for contractual agreements entered into prior to January 20, 2000. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. For contractual arrangements after January 20, 2000, the Company recognizes revenue based on the criteria set forth in EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”). EITF 99-17 requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity received cash for similar transactions. There were no revenues recognized from Barter transactions in 2003 or 2002. Revenue recognized from arrangements deemed to be Barter transactions totaled approximately $19,009 in 2001. The costs related to these transactions were equal to the revenues and are included in sales, marketing, general and administrative expenses in the accompanying consolidated statement of operations.

Foreign Currency

      The financial statements and transactions of the Company’s foreign manufacturing facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included as a

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net loss and were not material in any of the periods presented.

Concentration of Credit Risk

      None of the Company’s customers individually accounted for more than 10% of the Company’s consolidated revenues in 2003, 2002 or 2001.

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

Accounting for Stock-Based Compensation

      As discussed more fully in Note 15, the Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,

	2003	2002	2001

Net loss as reported	$(17,006)	$(49,702)	$(6,672,318)
Deduct: Stock-based employee compensation expense included in reported net loss (including stock-based employee compensation expense related to discontinued operations)	12,629	25,265	129,268
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(76,484)	(119,670)	(317,166)

Pro forma net loss	$(80,861)	$(144,107)	$(6,860,216)

Net loss per common share:
Basic — as reported	$(0.06)	$(0.16)	$(19.14)

Diluted — as reported	$(0.05)	$(0.16)	$(19.14)

Basic and diluted — pro forma	$(0.27)	$(0.47)	$(19.68)

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 15 for assumptions used in computing the fair value amounts above.

Net Loss Per Common Share

      Basic loss per common share and diluted loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to consider the effect of potentially dilutive securities. The following table presents the calculation of basic and diluted loss per common share (shares in thousands):

	Years Ended December 31,

	2003	2002	2001

Income (loss) from continuing operations	$16,605	$(53,113)	$(6,668,368)
Income (loss) from discontinued operations	(33,611)	3,411	(3,950)

Net loss attributable to common stockholders	$(17,006)	$(49,702)	$(6,672,318)

Weighted-average shares — Basic	304,858	304,168	348,570
Effect of dilutive securities:
Employee stock options and warrants	20,953	—	—

Adjusted weighted-average shares after assumed conversions — Diluted	325,811	304,168	348,570

Basic loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	(0.11)	0.01	(0.01)

Net loss	$(0.06)	$(0.16)	$(19.14)

Diluted loss per common share:
Income (loss) from continuing operations	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	(0.10)	0.01	(0.01)

Net loss	$(0.05)	$(0.16)	$(19.14)

      The Company has excluded convertible subordinated notes and restricted stock, as well as certain outstanding warrants and stock options from the calculation of diluted loss per common share because such securities were either anti-dilutive or were not convertible to common stock in accordance with their terms during the periods presented. The following table presents the total number of shares that could potentially dilute basic loss per common share in the future that were not included in the computation of diluted loss per common share during the periods presented (shares in thousands):

	Years Ended December 31,

	2003	2002	2001

Options, warrants and restricted stock	82,267	136,147	159,058
Convertible notes	55,129	32,387	—

	137,396	168,534	159,058

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made in the Company’s interim and annual financial statements about obligations under certain guarantees. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Reclassifications

      Certain reclassifications have been made to the financial statements to conform with the current year presentation.

2.	Business Combinations

2003 Acquisitions

      On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration was approximately $280,065, comprised of $276,065 in cash and $4,000 of estimated acquisition costs, for all of the outstanding capital stock of Medifax. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $179,090 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a tradename with an estimated useful life of one year. The results of operations of Medifax will be included in the Transaction Services segment. The results of operations of Medifax since the closing date of the acquisition were not material.

      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,805 in cash for all of the outstanding capital stock of the acquired company and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,478 and an intangible asset subject to amortization of $2,392 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible asset is acquired technology with an estimated useful life of five years. The results of operations of the acquired company have been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $113,268, comprised of $108,368 in cash and $4,900 of estimated acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company will pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $61,453 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of the acquired company have been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for LBB was approximately $10,550, comprised of $10,400 in cash and estimated acquisition costs of $150. Additionally, the Company will pay up to $2,500 if LBB meets certain financial milestones during the years ending December 31, 2003 and 2004. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $8,661 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of LBB have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,062, comprised of $4,000 in cash and estimated acquisition costs of $62. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,182, which was paid in cash. Additionally, the Company will pay up to $675 beginning in 2004 if some of the acquired companies meet certain financial milestones. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

2002 Acquisitions

      On October 31, 2002, the Company acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19,031, comprised of $18,781 in cash and estimated acquisition costs of $250. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $18,380 and an intangible asset subject to amortization of $2,700 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of acquired unpatented technology and has a useful life of three years. The results of operations of WellMed have been included in the financial statements of the Company from October 31, 2002, the closing date of the acquisition. WellMed’s results of operations are included in the Portal Services segment.

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

2001 Acquisitions

      On December 26, 2001, the Company completed its acquisition of the portal assets of MedicaLogic/ Medscape, Inc. (“Medscape”). Medscape operates both consumer and professional websites. The total purchase consideration for these assets was approximately $9,852, comprised of $9,242 in cash and acquisition costs of $610. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $5,732 and intangible assets subject to amortization totaling $2,420 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $800 related to a tradename and $1,620 related to customer relationships with useful lives of three and five years, respectively. The results of operations of Medscape have been included in the financial statements of the Company from December 26, 2001, the closing date of the acquisition. Medscape’s results of operations are included in the Portal Services segment.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for the years ended December 31, 2003 and 2002 gives effect to the acquisitions of ABF and Medifax, including the amortization of intangible assets, as if they had occurred as of the beginning of the earliest period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2003, 2002 and 2001 have been excluded as the pro forma impact of such acquisitions was not significant in any of the periods presented.

	Years Ended December 31,

	2003	2002

Revenue	$1,067,936	$981,168
Income (loss) from continuing operations	28,867	(47,628)
Net loss	(4,744)	(44,217)
Basic loss per common share:
Income (loss) from continuing operations	$0.09	$(0.16)

Net loss	$(0.02)	$(0.15)

Diluted loss per common share:
Income (loss) from continuing operations	$0.09	$(0.16)

Net loss	$(0.01)	$(0.15)

3.	Significant Transactions

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

      The Settlement Agreement also provides that Quintiles will have the right to receive a payment (payable at the Company’s option in cash, stock, or a combination of cash and stock) in the event that, on or before June 30, 2004, a transaction closes in which the Company is acquired at a price per the Company’s common share greater than $4.00 or in which Envoy is sold at an aggregate price of greater

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

than $500,000. The Company is under no obligation to pursue either of these types of transactions. In the event an acquisition of the Company closes on or before June 30, 2004, the payment to Quintiles will equal 80% of the amount by which the price paid in the acquisition exceeds $4.00 per share, multiplied by 35,000,000. In the event a sale of Envoy closes on or before June 30, 2004, the payment to Quintiles will equal 80% of the amount by which the price received in the sale exceeds $500,000.

America Online, Inc.

      In May 2001, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). The term of the agreement is three years expiring May 2004. Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on America Online (“AOL”) properties that include AOL, AOL.com, CompuServe and Netscape.com. In addition, the Company created a co-branded personalized health service for AOL that features the Company’s personalized news, health assessment and monitoring tools, communities and newsletters, integrated with AOL’s calendaring and reminders. The Company and AOL intend, through the co-branded services, to provide users with the ability to communicate with their health plans, physicians, pharmacies and other providers. The Company and AOL share revenue from advertising (whether or not related to healthcare), commerce and programming on the health channels of the AOL properties and on the co-branded service, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. In connection with the strategic alliance, the Company issued to Time Warner a warrant to purchase 2,408,908 shares of the Company’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and is being amortized over the term of the strategic alliance as a non-cash distribution expense included in sales, marketing, general and administrative expense.

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

Current Relationship

      The Company retained the right to receive $205,000 in domestic media services from News Corporation over ten years expiring in 2010 and will continue to license its content for use across News Corporation’s media properties for four years for cash payments totaling $12,000 annually expiring in 2004. The remaining portion of the domestic media services is included in prepaid content and distribution services in the accompanying consolidated balance sheets. News Corporation transferred its 50% interest in

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

the international joint venture to the Company and was relieved of its commitment to provide any future capital to the international joint venture and its commitment to provide any international media services. The Company transferred its interest in The Health Network to News Corporation. The Company was also relieved of all future capital commitments to The Health Network. In connection with the revisions to the relationship, News Corporation surrendered 155,951 shares of WebMD’s Series A convertible preferred stock. The Company granted to News Corporation a warrant to acquire 3,000,000 shares of its common stock at an exercise price of $15 per share. The Company included approximately $17,759, determined using the Black-Scholes option pricing model, as a non-cash restructuring charge related to this issuance.

Microsoft

      The Company entered into a five-year strategic alliance with Microsoft in May 1999. In March 2001, the Company executed a non-binding letter of intent with Microsoft with respect to a new relationship. In April 2001, the Company entered into definitive agreements with Microsoft to implement the new relationship, which was effective as of January 1, 2001. In connection with the original strategic relationship, Microsoft acquired shares of common stock and a warrant to purchase shares of common stock of WebMD, Inc. These securities were converted into securities of the Company as a result of the merger of the Company and WebMD, Inc. in November 1999. As of December 31, 2003, Microsoft had a warrant to purchase 13,676,389 shares of the Company’s common stock at an exercise price of $30.16 per share. The warrant is fully vested and expires on May 12, 2004. The original relationship and the new relationship are each described below.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

4.	Impairment of Long-Lived and Other Assets

      During 2001, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets. The indicators of possible impairment that were identified included a decline in the price of the Company’s common stock to its lowest price in the previous twelve months accompanied by a significant decline in the volatility of the Company’s stock price, a sustained decline in valuations in the e-health, technology and Internet sectors and the impact of recent trends in general economic conditions. As a result of these indicators, the Company reviewed substantially all of its long-lived assets for impairment. The Company’s long-lived assets primarily related to goodwill and other acquired intangible assets recorded in connection with the acquisitions of WebMD, Inc., MedE America and Medcast in November 1999 and the acquisitions of Kinetra, Envoy, Medical Manager, CareInsite and OnHealth during 2000. The Company utilized its common stock as the primary consideration for the acquisitions. The Company evaluated its long-lived assets for impairment by determining identifiable cash flows of related asset groupings at the lowest level that were largely independent of the cash flows of other asset groupings. The projected undiscounted cash flows for each asset grouping was compared to the related carrying value. As a result of these comparisons, the Company determined its long-lived assets were impaired.

      The Company determined the amount of the impairment by comparing the fair value of each asset grouping to the related carrying value. The fair value for each asset grouping was determined primarily using a discounted cash flow approach. As a result of these comparisons, the Company recorded a write-down of $3,816,115 related to its long-lived assets reflecting the difference between the carrying value and fair value of the asset groupings. The write-down consisted of $3,678,950 of goodwill, $94,186 of other acquired intangibles and $42,979 of other long-lived assets consisting of computer equipment, leasehold improvements, office equipment and furniture and fixtures. In addition to this write-down, the Company recorded a write-down in 2001 of $10,778 of goodwill related to one of the discontinued operating units of the Company’s Plastic Technologies segment. Accordingly, this write-down has been included as a component of discontinued operations during the year ended December 31, 2001.

      During 2003 and 2002, the Company performed the impairment tests of goodwill, as required by SFAS No. 142. There was no impairment resulting from these tests.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

5.	Restructuring and Integration Charges

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

      The Company’s restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from the Company’s acquisition of Medscape (“Medscape Restructuring”) in December 2001 was initiated. As a result of the Medscape Restructuring, 115 employees were notified of termination in December 2001. In connection with the continuing restructuring and integration efforts, a charge was recorded in 2001 of $266,755, that consisted of: (i) $123,206 primarily relating to the restructuring of the original strategic relationship with Microsoft, of which $133,500 represented non-cash charges for the write-off of intangible assets associated with the Company’s original Microsoft agreement recorded as part of the Company’s acquisition of WebMD, Inc. in 1999 offset by a $15,610 cash benefit for the settlement of certain obligations from the original strategic relationship with Microsoft, as well as net cash payments of $5,316 made to exit contractual obligations, (ii) $52,000 cash charge associated with the settlement of the original Quintiles agreements, of which $59,000 was a cash charge recorded for the difference between the purchase price and fair value of the 35,000,000 shares of the Company’s common stock acquired in October 2001, offset by a $7,000 cash benefit related to the release of the Company from certain obligations in relation to the Company’s acquisition of Envoy, (iii) personnel-related costs of $67,604, of which $51,998 primarily represented non-cash stock option compensation charges related to the resignation or termination of certain employees pursuant to the applicable employment and separation arrangements, with the remaining personnel-related charge relating to severance and outplacement services for approximately 615 employees that the Company identified and notified of termination during 2001, of which $2,777 related to 115 employees notified of termination as a result of the Medscape Restructuring, (iv) $15,538 of cash charges related to estimated future lease obligations and lease cancellation penalties related primarily to additional anticipated costs of exiting previously vacated facilities as a result of declines in rental values in certain markets and vacating additional facilities identified during 2001, and (v) $8,407 of cash charges related to integration costs, consisting of employee retention arrangements related to exit activities, moving and relocation expenses, as well as outside professional fees related to the integration of the Company’s business.

      During 2002, the Company recorded a benefit of $5,850 relating to its restructuring and integration activity resulting from the settlements of certain contractual obligations.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The Company has substantially completed its restructuring and integration efforts related to the 2000 and 2001 restructuring plans. The balance of the restructuring and integration accrual as of December 31, 2003 is primarily related to remaining lease payments of previously vacated facilities. The following table presents cash activity in the restructuring and integration accrual:

	Severance	Facilities	Other	Total

Balance at December 31, 2000	$8,599	$35,843	$8,683	$53,125
Accrual	15,606	15,538	50,113	81,257
Cash payments	(20,749)	(10,484)	(58,796)	(90,029)

Balance at December 31, 2001	$3,456	$40,897	$—	$44,353
Accrual	—	—	(5,850)	(5,850)
Cash payments	(3,212)	(7,606)	5,850	(4,968)

Balance at December 31, 2002	$244	$33,291	$—	$33,535
Cash payments	(70)	(7,550)	—	(7,620)

Balance at December 31, 2003	$174	$25,741	$—	$25,915

6.	Discontinued Operations

      The Company’s Plastic Technologies segment, Porex, had been accounted for as an asset held for sale during the period from September 12, 2000 to September 12, 2001, and as a discontinued operation from September 13, 2001 to September 30, 2002. During February 2003, the Company terminated its formal divestiture plan relating to Porex and, accordingly, the assets, liabilities and operations of Porex were reclassified as a continuing operation from September 12, 2000, its date of acquisition.

      On August 1, 2003, the Company completed the sale of two operating units of Porex, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”) to enable Porex to focus on its porous materials businesses. Accordingly, the historical financial information of these operating units has been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The operating units were sold in two separate transactions for an aggregate sales price of $46,500. An impairment charge of $33,113 was recorded in the results for the quarter ended June 30, 2003 to reduce the long-lived assets of Porex Bio and Porex Medical to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name and patent intangibles and $1,387 of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. During the three months ended September 30, 2003, the Company recorded a loss on disposal of $3,491, primarily representing certain costs related to the disposition, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. Summarized operating results for the discontinued units through August 1, 2003 were as follows:

	For the Period
	January 1, 2003	For the Year	For the Year
	through	Ended	Ended
	August 1, 2003	December 31, 2002	December 31, 2001

Revenue	$31,004	$54,181	$59,008

Income (loss) from operations	$(30,120)	$3,411	$(3,950)
Loss on disposal	(3,491)	—	—

Income (loss) from discontinued operations, net of income taxes	$(33,611)	$3,411	$(3,950)

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      The following table presents summary balance sheet information for the discontinued operations as of December 31, 2002:

Assets of discontinued operations:
Cash and cash equivalents	$3,945
Accounts receivable, net	7,223
Inventory, net	8,828
Property and equipment, net	24,249
Goodwill and intangible assets, net	49,326
Other assets	485

Total assets of discontinued operations	$94,056

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$5,700
Debt	6,665

Total liabilities of discontinued operations	$12,365

7.	Convertible Subordinated Notes

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand redemption.

$300,000 3 1/4% Convertible Subordinated Notes due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of December 31, 2003, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the 3 1/4% Notes of $8,000, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the 3 1/4% Notes. The amortization of the issuance costs is included in interest expense in the accompanying consolidated statements of operations.

8.	Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, accretion of preferred stock, impairment charges, gain on investments, other income, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss are presented below:

	Years Ended December 31,

	2003	2002	2001

Revenues
Transaction services	$505,729	$466,810	$457,448
Physician services	302,640	275,306	260,209
Portal services	110,665	84,296	74,626
Plastic technologies	71,940	65,811	62,017
Eliminations and other, net	(26,994)	(20,527)	(12,280	)(a)

	$963,980	$871,696	$842,020

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$94,218	$85,154	$41,987
Physician services	20,924	26,685	20,827
Portal services	24,898	5,574	(79,437)
Plastic technologies	20,532	19,891	17,406
Corporate and other	(50,251)	(51,272)	(94,813)
Interest income	22,901	19,590	30,409
Interest expense	(15,214)	(8,491)	(507)

	$118,008	$97,131	$(64,128)

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	$(62,434)	$(125,593)	$(2,394,857)
Non-cash content and distribution services and stock compensation	(36,747)	(50,971)	(123,925)
Impairment of long-lived and other assets	—	—	(3,816,115)
Restructuring and integration benefit (charge)	—	5,850	(266,755)
Legal expense	(3,959)	—	—
Gain on investments	1,659	6,547	—
Other income, net	4,218	3,844	—
Income tax benefit (provision)	(4,140)	10,079	(2,588)

Income (loss) from continuing operations	16,605	(53,113)	(6,668,368)
Income (loss) from discontinued operations, net of income taxes	(33,611)	3,411	(3,950)

Net loss	$(17,006)	$(49,702)	$(6,672,318)

(a)	In 2001, includes revenues related to technology outsourcing and consulting relationships and other non-core products that the Company decided to exit as a result of restructuring and integration efforts that commenced in the third quarter of 2000, as well as the elimination of inter-segment revenues of $14,061.

      The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Revenues generated from foreign customers of the continuing operations of the Company’s Plastic Technologies segment were $31,320, $26,674 and $24,282 in 2003, 2002 and 2001, respectively. Long-lived assets based in foreign facilities of the Plastic Technologies segment were $13,798 and $11,745 as of December 31, 2003 and 2002, respectively.

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

	December 31,

	2003	2002

Current Portion
Content	$479	$334
Services	15,693	19,239
Distribution	1,944	5,833

	$18,116	$25,406

Long-Term Portion
Content	$25	$83
Services	31,967	46,504
Distribution	—	1,945

	$31,992	$48,532

10.	Long-Lived Assets

      In 2001, the Company recorded an impairment charge of $3,816,115 related to the write-down of the carrying value of long-lived and other assets. See Note 4.

Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

Computer equipment	$52,968	$42,220
Land and buildings	17,136	15,447
Office equipment, furniture and fixtures	38,612	26,430
Software	27,219	17,427
Leasehold improvements	9,050	8,494
Construction in process	3,819	8,648

	148,804	118,666
Less: accumulated depreciation	(71,526)	(48,178)

Property and equipment, net	$77,278	$70,488

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Depreciation expense was $25,926, $23,255 and $33,675 in 2003, 2002 and 2001, respectively.

Goodwill and Intangible Assets

      Effective July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, respectively. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002, or in connection with the annual impairment tests that were performed during the quarters ended December 31, 2003 and 2002.

      The changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2002 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2002	$333,412	$166,002	$7,347	$37,481	$544,242
Adjustment for acquired workforce intangibles	8,555	8,089	—	—	16,644
Goodwill recorded during the period	—	11,784	17,973	—	29,757
Adjustments to finalize purchase price allocations	—	(3,790)	(1,615)	356	(5,049)
Effects of exchange rates	—	—	—	449	449

Balance as of January 1, 2003	341,967	182,085	23,705	38,286	586,043
Goodwill recorded during the period	244,021	1,469	12,731	—	258,221
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	522	522

Balance as of December 31, 2003	$585,988	$182,809	$36,843	$38,808	$844,448

      Intangible assets subject to amortization consist of the following:

	December 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$325,160	$(206,163)	$118,997	$209,386	$(179,127)	$30,259
Trade names	30,316	(19,756)	10,560	24,329	(14,013)	10,316
Technology and patents	191,318	(146,905)	44,413	175,159	(144,485)	30,674
Non-compete agreements and other	11,019	(859)	10,160	2,268	(295)	1,973

Total	$557,813	$(373,683)	$184,130	$411,142	$(337,920)	$73,222

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      Amortization expense was $35,763, $102,338 and $2,361,182 in 2003, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2004	$23,056
2005	18,565
2006	15,584
2007	14,772
2008	14,286
Thereafter	97,867

      The pro forma results of operations for 2001, assuming the provisions of SFAS No. 142 were applied, are as follows:

Year Ended
December 31,
2001

Net loss (as reported)	$(6,672,318)
Add back amortization for:
Goodwill	2,204,138
Workforce	14,050

Adjusted net loss	$(4,454,130)

Basic and diluted net loss per common share:
Net loss (as reported)	$(19.14)
Add back amortization for:
Goodwill	6.32
Workforce	.04

Adjusted net loss	$(12.78)

11.	Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2003	2002

Accrued outside services	$26,841	$26,386
Accrued restructuring costs	25,915	33,535
Accrued compensation	39,320	47,918
Accrued customer deposits	16,539	5,926
Other accrued liabilities	99,815	94,577

Total accrued expenses	$208,430	$208,342

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

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

      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 10, 2003, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of March 10, 2003, no implant-related claims were pending against Porex. During calendar year 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

     Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      The Company has been named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC, HBO and Company (which the Company refers to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. When these practices were discovered, McKesson HBOC eliminated more than $327 million in revenues that HBOC had recognized over the prior three years. Plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999.

      On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming the Company and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleges that the Company aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. Plaintiffs also allege that the Company made certain negligent misrepresentations with respect to these transactions.

      Plaintiffs allege that WebMD, Inc. (then a separate private company and now a subsidiary of the Company), through its participation in certain transactions with HBOC and McKesson HBOC, learned that officers of HBOC and/or McKesson HBOC, HBOC and McKesson HBOC were breaching duties owed to McKesson HBOC shareholders by making material misstatements and suppressing or omitting facts with respect to HBOC’s and McKesson HBOC’s financial results for the periods ending December 31, 1998 and March 31, 1999 and that WebMD, Inc. aided and abetted and conspired with these defendants. One of the officers became an officer of WebMD, Inc. on December 1, 1998, after having served as HBOC’s representative on the board of WebMD, Inc. and was dismissed by WebMD, Inc. after the accounting fraud at HBOC was disclosed. The other officer served as HBOC’s representative on the Board of WebMD, Inc. and ceased to be a director of WebMD, Inc. upon dismissal by McKesson HBOC. The complaint alleges numerous instances of improper accounting by HBOC unrelated to the transactions between WebMD, Inc. and HBOC and/or McKesson HBOC.

      The Company intends to vigorously defend against the plaintiffs’ claims against the Company and WebMD, Inc. On December 16, 2003, the Company filed a demurrer, seeking dismissal of the two claims against it. This demurrer is pending with the Court.

Investigations by United States Attorney for the District of South Carolina and the SEC

      The United States Attorney for the District of South Carolina is conducting an investigation of the Company, which it first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at the Company’s corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to the Company as of the date of this Annual Report, it believes that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of WebMD (by its merger into the Company in September 2000) and the Company’s Medical Manager Health Systems subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5,532 restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by the Company’s Medical Manager Health Systems subsidiary of other companies, most of which were dealers of Medical Manager products and services. In August 1999, Medical Manager Corporation announced that it would restate previously reported results of Medical Manager Health Systems, which it had acquired in July 1999, for the six months ended immediately prior to the acquisition. Medical Manager Corporation determined at the time that the accounting treatment previously accorded to five transactions involving the bulk sales of software licenses entered into concurrently with business combinations and other related transactions should be restated to reflect the software license revenues as a reduction of the acquisition price of the related transactions. At the time, Medical Manager

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Corporation also noted that the transactions represented $5,532 of revenue and $3,502 of net income for the six months ended June 30, 1999. The Company understands that the SEC is also conducting a formal investigation into this matter.

      The Company intends to continue to fully cooperate with the authorities in this matter and the Company’s Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter. The special committee has retained independent legal counsel to advise it.

      While the Company is not able to estimate, at this time, the amount of costs and expenses that it will incur in connection with the investigations, it expects that they may be significant. For the year ended December 31, 2003, those expenses are reflected as “legal expense” in the consolidated statements of operations.

At Home Corporation General Unsecured Creditors Trust

      In 1999, WebMD, Inc. entered into an agreement with Excite Corp. concerning placing the Company’s content on Excite Corp.’s consumer internet portal. In 2001, the Company and Excite Corp.’s successor, AtHome Corp., entered into a revised agreement, which terminated the 1999 agreement and included a release of claims under the 1999 agreement. AtHome Corp. later filed for bankruptcy.

      On December 4, 2003, the Company was served with a complaint in an adversary proceeding in the Bankruptcy Court for the Northern District of California brought by the trustee for the AtHome Corporation General Unsecured Creditors Trust. The plaintiff alleges that the 2001 agreement provided AtHome Corp. less than reasonably equivalent value for its rights under the 1999 agreement and that the 2001 agreement should be avoided as a fraudulent transfer. The plaintiff also alleges that the Company breached the 1999 agreement by failing to make required cash payments, and failed to pay AtHome Corp. fair and reasonable value for services that AtHome Corp. provided. The plaintiff has claimed that its damages are in excess of $8 million. The Company intends to vigorously defend against the plaintiff’s claims.

Other Legal Proceedings

      In the normal course of business, the Company is involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Strategic Relationships

      The Company has agreements with various content providers and strategic partners whereby the Company is committed to pay certain amounts in connection with content and distribution services obtained for use on its Web site and certain distribution arrangements. The Company’s non-cancelable future commitments under these agreements are as follows:

Year Ending December 31,
2004	$1,262
2005	754
2006	500
2007	125

$2,641

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

Leases

      The Company leases its offices and other facilities under operating lease agreements that expire at various dates through February 2013. Total rent expense for all operating leases was approximately $19,486, $18,700 and $20,609 in 2003, 2002 and 2001, respectively. Future minimum lease commitments under non-cancelable lease agreements (including leases identified as part of the Company’s restructuring and integration efforts) at December 31, 2003 were as follows:

	Gross Operating	Sublease	Net Operating
	Leases	Income	Leases
Year Ending December 31,
2004	$24,306	$(224)	$24,082
2005	20,062	(175)	19,887
2006	16,184	(33)	16,151
2007	14,166	—	14,166
2008	12,381	—	12,381
Thereafter	32,841	—	32,841

Total minimum lease payments	$119,940	$(432)	$119,508

13.	Retirement Plan

      The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for Company matching and discretionary contributions. The Company has recorded expenses related to these plans of $1,531, $3,485 and $5,963 for 2003, 2002 and 2001, respectively.

14.	Stockholders’ Equity

Common Stock

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100,000 and on November 7, 2002 it was increased to $150,000. As of December 31, 2003 and 2002, the Company has repurchased 22,313,356 and 19,991,160 shares, respectively, at a cost of approximately $106,358 and $86,042 under the Program. These shares are reflected as treasury shares in the accompanying consolidated balance sheets. As of December 31, 2003, the Company had $43,642 available to repurchase shares of its common stock under the Program.

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

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

repurchase of the shares from Cerner Corporation was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Stock Repurchase Program.

      During 2002, the Company adopted the 2002 Restricted Stock Plan for the benefit of its employees. The shares of restricted stock are generally granted at prices not less than the fair market value on the date of grant and vest 25% per year over four years. At December 31, 2003, 688,669 shares of restricted stock remain reserved for issuance under the 2002 Restricted Stock Plan. In connection with the 2002 acquisitions, the Company recorded deferred compensation of $2,500 related to grants of restricted stock. At December 31, 2003, the Company had approximately $785 remaining to be amortized on a graded vesting method over a period of three years.

Preferred Stock

Series A Convertible Preferred Stock

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

      At December 31, 2000, there were 155,951 shares of 2000 Series A Preferred stock outstanding, convertible into 21,282,645 shares of the Company’s common stock. In connection with the revised strategic alliance during 2001 with News Corporation, the 155,951 shares of 2000 Series A Preferred were surrendered to the Company and therefore at December 31, 2003 and 2002 no shares of 2000 Series A Preferred stock were outstanding.

      In November 2003, the Board of Directors eliminated the designation of 2000 Series A Preferred and restored all the shares to the status of authorized and unissued shares of preferred stock.

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

      In November 2003, the Board of Directors eliminated the designation of the Series B Preferred and restored all the shares to the status of authorized and unissued shares of preferred stock.

Warrants

      The Company has warrants outstanding to purchase 25,562,697 shares of common stock at prices ranging from $0.67 to $74.22 per share, with a weighted average exercise price of $20.35 per share. Substantially all of the outstanding warrants are currently vested and exercisable and expire at various dates through January 1, 2009.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      In January 2000, in connection with an Internet marketing and services agreement entered into with a distributor, the Company issued a warrant to purchase 4,376,445 shares of the Company’s common stock at $1.00 per share. The warrant vests over a four-year period, subject to certain performance thresholds. As of December 31, 2000, the Company estimated that the performance thresholds were not achieved and no value was assigned to the warrants. As of December 31, 2001, the Company estimated the distributor was entitled to a warrant for 2,000,000 shares and recorded $13,418, determined using the Black-Scholes option pricing model, as a non-cash distribution services expense included in sales, marketing, general and administrative expense. In January 2002, the Internet marketing and services agreement was terminated and the distributor retained the warrant to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The warrant is fully vested and expires on January 24, 2007. As of December 31, 2003, 1,333,333 shares remain unexercised as part of this warrant agreement.

      During 2003 and 2002, warrants to purchase a total of 1,729,713 shares and 1,090,121 shares, respectively, of the Company’s common stock at a weighted average exercise price of $5.33 per share and $3.04 per share, respectively, were exercised. Also during 2002, the Company repurchased warrants to purchase 8,419,736 shares of the Company’s common stock, with a weighted average exercise price of $38.00 per share, for a cash payment of $10.

15.	Stock Option Plans

      The Company has various stock option plans (collectively, the “Plans”) for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates. Options are generally granted at prices not less than the fair market value on the date of grant. Options granted under the Plans expire within four to fifteen years from the date of grant. An aggregate of 21,579,838 shares of common stock remain reserved for issuance under the Plans at December 31, 2003.

      In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At December 31, 2003, there were options to purchase 6,030,500 shares of common stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.

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

      The Company records deferred stock compensation related to stock options as a component of stockholders’ equity when the exercise price is lower than the deemed fair value of common stock on the date stock options are granted. No deferred stock compensation related to stock options was recorded in

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

2003, 2002 or 2001. At December 31, 2003, the Company had a total of approximately $3,898 remaining to be amortized on a graded vesting method over the remaining two years.

      The Company recorded stock compensation expense, primarily related to deferred stock compensation recorded in connection with acquisitions, of $12,629, $25,265 and $129,268 in 2003, 2002 and 2001, respectively, of which $51,998 was included in restructuring and integration charges in 2001. No stock compensation expenses were included in restructuring and integration charges for 2003 or 2002.

      A summary of the status of the Company’s stock option plans for the three year period ended December 31, 2003 is presented below:

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	per Share	Shares	per Share	Shares	per Share

Outstanding at the beginning of the year	108,232,050	$12.73	121,184,501	$12.99	128,045,133	$15.79
Granted	12,326,350	9.88	4,946,459	6.58	23,057,311	4.39
Assumed	—	—	—	—	—	—
Exercised	(8,773,510)	4.73	(5,316,668)	3.26	(2,701,776)	3.17
Cancelled	(7,024,164)	15.82	(12,582,242)	16.49	(27,216,167)	19.34

Outstanding at the end of the year	104,760,726	12.86	108,232,050	12.73	121,184,501	12.99

Exercisable at the end of the year	73,927,473	$14.03	70,764,983	$13.86	65,352,769	$14.15

      The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life (In Years)	Shares	Price

$0.25-$3.43	12,452,583	$3.33	7.55	6,874,423	$3.24
$3.55-$6.04	13,470,264	5.11	4.96	11,327,809	5.06
$6.12-$9.56	13,604,017	8.29	7.91	3,966,664	8.01
$9.57-$11.55	14,865,774	11.33	6.68	10,281,298	11.49
$11.56-$13.38	12,712,858	12.39	7.24	7,662,493	12.67
$13.50-$15.60	10,836,113	14.10	5.89	9,967,774	14.10
$15.81-$21.69	13,833,019	17.85	6.37	12,542,191	17.73
$22.12-$105.00	12,986,098	30.68	5.04	11,304,821	30.76

	104,760,726	$12.86	6.47	73,927,473	$14.03

      The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

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

      The pro forma information presented in Note 1 has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected volatility	0.85	0.9	0.9
Risk free interest rate	1.33%	1.85%	3.04%
Expected option lives (years)	0.75-3.0	0.75-3.0	0.5-3.5
Weighted fair value of options granted during the year	$5.64	$4.06	$2.70

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “1998 Purchase Plan”), became effective upon the completion of the initial public offering on February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. Prior to an amendment to the 1998 Purchase Plan on November 1, 2002, the purchase price of the stock was 85% of the lesser of the fair market value on the first and last day of each purchase period. Effective with the November 1, 2002 amendment, the purchase price of the stock is 85% of the fair market value on the last day of each purchase period. A total of 3,995,447 shares of common stock remain reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in connection with the 2000 mergers, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 345,575, 640,172 and 876,960 shares were issued under this plan during 2003, 2002 and 2001, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

16.	Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$729,963	$691,303
Restructuring costs	9,943	13,092
Research and development tax credits	15,274	13,136
Other accrued expenses	33,589	38,816
Allowance for doubtful accounts	7,692	8,401
Depreciation	4,846	8,007
Intangible assets	131,979	175,824
Other	2,482	1,506

Total deferred tax assets	935,768	950,085
Valuation allowance	(926,767)	(941,507)

Net deferred tax assets	9,001	8,578

Deferred tax liabilities:
Tax basis	(2,582)	(1,278)
Other	(6,419)	(7,300)

Total deferred tax liabilities	(9,001)	(8,578)

Net deferred tax assets and liabilities	$—	$—

      The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	2003	2002	2001

United States federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes (net of federal benefit)	3.3	(3.6)	(0.8)
Impairment and restructuring expenses	0.0	(3.1)	16.0
Goodwill amortization	(12.3)	5.6	11.0
Valuation allowance	(2.0)	21.0	7.8
Other	(3.0)	(1.9)	0.0

Effective income tax rate	20.0%	(16.0)%	0.0%

      A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. Approximately $339,416 and $151,129 of these deferred tax assets and related valuation allowances were recorded through additional paid in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, this portion of the valuation allowances will be reversed against additional paid in capital and goodwill, respectively. The valuation allowance for deferred tax assets increased (decreased) by ($14,740) and $1,743 in 2003 and 2002, respectively.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,920,956, that expire in 2004 through 2023, and federal tax credits of approximately $15,274, which expire in 2006 through 2023.

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

      The income tax provision (benefit) for 2002 included a $12,887 benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Worker Assistance Act of 2002” that was enacted on March 9, 2002. In addition, some of the Company’s operating companies are profitable in certain states and foreign countries in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $4,140, $2,808 and $2,588 related to foreign, state and other jurisdictions during 2003, 2002 and 2001, respectively.

      The income tax provision (benefit) for 2003, 2002 and 2001 includes $2,228, $1,756 and $1,496, respectively, related to non-U.S. income taxes. The non-U.S. income included in income (loss) from continuing operations before income tax provision (benefit) was $5,879, $4,310 and $3,756 for 2003, 2002 and 2001, respectively. Accumulated net earnings of foreign subsidiaries are intended to be permanently reinvested in those subsidiaries. Accordingly, no federal taxes have been provided on those earnings.

17.	Related Party Transactions

      In 2001, the Company recorded $3,000 in revenue from related parties attributable to News Corporation (until February 15, 2001, the date News Corporation ceased being considered a related party when it surrendered its Series A Convertible Preferred Stock) and Microsoft (until October 22, 2001, the date Microsoft ceased being considered a related party when a representative of Microsoft resigned from the Board of Directors).

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

	December 31, 2003		December 31, 2002

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$63,298	$63,298	$175,596	$175,596
Short-term investments	205,962	207,383	10,865	10,897
Marketable securities — long term	447,583	456,034	448,286	464,638
Liabilities:
Convertible subordinated notes	$649,999	$657,812	$300,000	$348,000

      As of December 31, 2003, the Company’s short-term investments consisted of certificates of deposit, municipal bonds and asset backed securities, marketable debt securities consisted of Federal Agency Notes

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. As of December 31, 2002, the Company’s short-term investments consisted principally of U.S. Treasury Notes and certificates of deposit, marketable debt securities consisted of municipal bonds and marketable equity securities represented an equity investment in a publicly traded company.

      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value, gains and losses relating to the Company’s investments in debt and equity securities:

	December 31, 2003				December 31, 2002

	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-Term
Held-to-maturity:
Certificate of deposits and marketable debt securities	$—	$—	$—	$—	$2,919	$9	$—	$2,928
Available-for-sale:
Certificate of deposits and marketable debt securities	205,962	1,421	—	207,383	7,946	23	—	7,969

Total	$205,962	$1,421	$—	$207,383	$10,865	$32	$—	$10,897

Long-Term
Held-to-maturity:
Marketable debt securities	$—	$—	$—	$—	$243,475	$7,922	$—	$251,397
Available-for-sale:
Marketable debt securities	445,810	6,043	563	451,290	201,641	4,173	—	205,814
Equity securities	1,773	2,971	—	4,744	3,170	4,257	—	7,427

Total	$447,583	$9,014	$563	$456,034	$448,286	$16,352	$—	$464,638

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. During the quarter ended December 31, 2003, the Company reviewed the classification of its held-to-maturity and available-for-sale securities. The Company considered its acquisition activity in 2003, and its plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development in the future. As a result of its review, the Company determined it no longer had the positive intent to hold certain of its securities to maturity, and accordingly, all remaining held-to-maturity securities were reclassified to available-for-sale.

	Cost or
	Amortized Cost	Fair Value

Available-for-sale:
Due in one year or less	$205,962	$207,383
Due after one year through five years	445,810	451,290

Total	$651,772	$658,673

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

      During 2003, three of the Company’s investments in held-to-maturity debt securities were called for early redemption by the issuer for net proceeds of $155,000. As a result of the redemption, the Company realized a gain of $285 reflecting the difference between the proceeds received and the related carrying amount of the investment. In addition, during 2003, the Company sold its investments in available-for-sale marketable debt securities for proceeds of $242,907. The majority of these proceeds were used to finance the Medifax acquisition on December 22, 2003. The Company realized a loss of $1,599 in connection with the sales. Additionally, during 2003, the Company sold a portion of its investments in marketable equity securities for proceeds of $4,387, which resulted in a gain of $2,973. The proceeds from these sales have been included in “proceeds from maturities and sales of available-for-sale securities” and “proceeds from maturities and redemptions of held-to-maturity securities” in the accompanying consolidated statements of cash flows and the gain and losses have been included in “gain on investments” in the accompanying consolidated statements of operations.

      During 2002, one of the Company’s investments in Federal Agency Notes was called for early redemption by the issuer for net proceeds of $56,000. As a result of the redemption, the Company realized a gain of $681 reflecting the difference between the proceeds received and the related carrying amount of the investment. The proceeds from this redemption have been included in “proceeds from maturities and redemptions of held-to-maturity securities” in the accompanying consolidated statements of cash flows and the gain has been included in “gain on investments” in the accompanying consolidated statements of operations. Additionally, during 2002, the Company sold one of its investments in marketable equity securities for proceeds of $7,026, which resulted in a gain of $5,866. The proceeds from this sale have been included in “proceeds from maturities and sales of available-for-sale securities” in the accompanying consolidated statements of cash flows and the gain has been included in “gain on investments” in the accompanying consolidated statements of operations for 2002.

19.	Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Foreign currency translation gains (losses)	$3,285	$2,523	$(710)
Unrealized gains (losses) on securities:
Unrealized holding gains	3,078	2,907	7,097
Less: reclassification adjustment for net gains realized in net income (loss)	(1,659)	(6,547)	—

Net unrealized gains (losses) on securities	1,419	(3,640)	7,097

Other comprehensive income (loss)	4,704	(1,117)	6,387

Net loss	(17,006)	(49,702)	(6,672,318)

Comprehensive loss	$(12,302)	$(50,819)	$(6,665,931)

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

20.	Supplemental Disclosures of Cash Flow Information

      Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,

	2003	2002	2001

Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,714	$5,021	$479

Taxes paid	$7,215	$1,090	$1,822

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of equity securities in connection with business combinations, strategic alliances and services, and asset purchases	$67	$39	$24,739

Reacquisition of convertible preferred stock and issuance of warrants in connection with revision of strategic alliances	$—	$—	$(151,171)

Equipment acquired under capital lease obligations	$—	$—	$168

Deferred stock compensation and options granted in connection with acquisitions	$25	$2,500	$—

21.	Quarterly Financial Data (Unaudited)

      The following table summarizes the quarterly financial data for 2003 and 2002. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

			Income	Income		Income	Income
			(Loss) from	(Loss) from	Net Income	(Loss) from	(Loss) from	Net Income
			Continuing	Discontinued	(Loss) per	Continuing	Discontinued	(Loss) per
		Net	Operations	Operations	Share	Operations	Operations	Share
	Revenue	Income (Loss)	(Basic)	(Basic)	(Basic)	(Diluted)	(Diluted)	(Diluted)

2003
March 31, 2003	$221,531	$(7,358)	$(0.03)	$0.01	$(0.02)	$(0.03)	$0.01	$(0.02)
June 30, 2003	233,418	(26,270)	0.02	(0.11)	(0.09)	0.02	(0.10)	(0.08)
September 30, 2003	250,635	6,089	0.03	(0.01)	0.02	0.03	(0.01)	0.02
December 31, 2003	258,396	10,533	0.03	—	0.03	0.03	—	0.03
Year Ended December 31, 2003	963,980	(17,006)	0.05	(0.11)	(0.06)	0.05	(0.10)	(0.05)
2002
March 31, 2002	$211,961	$(29,602)	$(0.10)	$0.01	$(0.09)	$(0.10)	$0.01	$(0.09)
June 30, 2002	213,255	(22,209)	(0.07)	(0.00)	(0.07)	(0.07)	(0.00)	(0.07)
September 30, 2002	217,004	4,538	0.01	0.01	0.01	0.01	0.00	0.01
December 31, 2002	229,476	(2,429)	(0.01)	0.00	(0.01)	(0.01)	0.00	(0.01)
Year Ended December 31, 2002	871,696	(49,702)	(0.17)	0.01	(0.16)	(0.17)	0.01	(0.16)

      As a result of certain reclassifications related to the discontinued operations of our Plastic Technologies segment, the above amounts may vary from amounts previously reported in the Company’s quarterly filings.

WebMD Corporation

Notes to Consolidated Financial Statements — (Continued)

22.	Subsequent Event

      On March 4, 2004, the Company sold $100,000 of Convertible Redeemable Exchangeable Preferred Stock (“Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (“CalPERS/PCG”). CalPERS/PCG is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

      The Preferred Stock has a liquidation preference of $100,000 in the aggregate and is convertible into 10,638,297 shares of the Company’s common stock in the aggregate, representing a conversion price of $9.40 per share of common stock. The Company may not redeem the Preferred Stock prior to March 2007. Thereafter, the Company may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by the Company prior to March 2008 shall be subject to the condition that the average closing sale prices of the Company’s common stock is at least $13.16 per share, subject to adjustment. The Company is required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to the liquidation preference of the Preferred Stock, payable in cash or, at the Company’s option, in shares of the Company’s common stock.

      If the average closing sales price of the Company’s common stock during the three-month period ended on the fourth anniversary of the issuance date is less than $7.50 per share, holders of the Preferred Stock will have a right to exchange the Preferred Stock into the Company’s 10% Subordinated Notes (“10% Notes”) due March 2010. The 10% Notes may be redeemed, in whole or in part, at any time thereafter at the Company’s option at a price equal to 105% of the principal amount of the 10% Notes being redeemed.

      Holders of Preferred Stock will not receive any dividends unless the holders of common stock do, in which case holders of Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of Preferred Stock would have received had they converted such Preferred Stock into common stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, the Company is required to pay a quarterly fee to CalPERS/PCG of 0.35% of the face amount of the then outstanding Preferred Stock.

Schedule II.     Valuation and Qualifying Accounts

	Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year

	(In thousands)
December 31, 2003
Allowance for Doubtful Accounts	$22,417	$6,328	$768	$(9,013)	$—	$20,500
Valuation Allowance for Deferred Tax Assets	941,507	(1,423)	(33,277)	—	19,960	926,767
December 31, 2002
Allowance for Doubtful Accounts	26,972	11,305	34	(15,894)	—	22,417
Valuation Allowance for Deferred Tax Assets	939,764	10,471	(17,355)	—	8,627	941,507
December 31, 2001
Allowance for Doubtful Accounts	26,746	26,752	484	(27,010)	—	26,972
Valuation Allowance for Deferred Tax Assets	281,392	519,864	135,511	—	2,997	939,764

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2.2	—	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
2.3	—	Amendment No. 1, dated as of November 28, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 1, 2003)
2.4	—	Amendment No. 2, dated as of December 22, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 24, 2003)
3.1	—	Eleventh Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
3.2	—	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock
3.3	—	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
4.2	—	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	—	Registration Rights Agreement dated as of April 1, 2002 between WebMD Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.4	—	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
4.5	—	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.6	—	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.5)
4.7	—	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.		Description

4.8	—	Registration Rights Agreement dated as of July 17, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.9	—	Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERS/PCG Corporate Partners, LLC and WebMD Corporation
4.10	—	Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.11	—	Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.2)
4.12	—	Form of 10% Subordinated Note due 2010 (included in Exhibit 3.2)
10.1	—	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	—	Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/WebMD Cable Corporation, Healtheon/WebMD Internet Corporation, The News Corporation Limited, Fox Entertainment Group, Inc. AHN/FIT Cable, LLC and AHN/FIT Internet, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3	—	International Assignment Agreement dated as of February 15, 2001 among Registrant, HW International Holdings, Inc., The News Corporation Limited, Eastrise Profits Limited and IJV Holdings Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4	—	Healtheon/WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.5	—	Healtheon/WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.6	—	Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.7	—	Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.8	—	Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 1, 2001)
10.9	—	Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.			Description

10	.10*	—	Employment Agreement dated as of February 1, 1998 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.51 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.11*	—	Letter Agreement dated as of September 12, 2000 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.52 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.12*	—	Agreement dated as of October 8, 2001 between Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2001)
10	.13*	—	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.14*	—	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.15*	—	Employment Agreement dated as of May 16, 1999 between the Registrant (as successor to Synetic, Inc.) and Michael A. Singer (incorporated by reference to Exhibit 10.26 to Medical Manager Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10	.16*	—	Letter Agreement dated as of September 5, 2000 between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.17*	—	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Charles A. Mele, as amended (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.18*	—	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Anthony Vuolo, as amended (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.19*	—	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.20*	—	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.21*	—	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.22*	—	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.23*	—	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)

Exhibit No.			Description

10	.24*	—	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed August 1, 2000)
10	.25*	—	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.26*	—	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.27*	—	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28*	—	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.29*	—	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.30*	—	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.31*	—	Form of Stock Option Agreement made as of December 7, 1994 between Synetic, Inc. and certain individuals (incorporated by reference to Exhibit 4.5 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-21555) filed February 11, 1997)
10	.32*	—	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.33*	—	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.34*	—	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.35*	—	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.36*	—	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.37*	—	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.38*	—	Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10	.39*	—	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.40*	—	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)

Exhibit No.			Description

10	.41*	—	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.42*	—	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus included in Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
10	.43*	—	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.44*	—	Employment Agreement, dated as of September 11, 2000, between the Registrant and Kirk Layman
10	.45*	—	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.46*	—	Employment Agreement, dated as of August 20, 2001, between the Registrant and Wayne Gattinella
10	.47*	—	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 (No. 333-88420) filed May 16, 2002)
10	.48*	—	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.49*	—	Employment Agreement, dated as of December 4, 2003, between Envoy Corporation and Tony Holcombe
12.1		—	Computation of Ratio of Earnings to Fixed Charges
14	.1**	—	Code of Business Conduct
21		—	Subsidiaries of Registrant
23.1		—	Consent of Ernst & Young LLP, Independent Auditors
24.1		—	Power of Attorney (see page 85)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		—	Statement of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. § 1350
32.2		—	Statement of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. § 1350
99.1		—	Amended and Restated Audit Committee Charter
99.2		—	Compensation Committee Charter
99.3		—	Amended and Restated Nominating Committee Charter

*	Agreement relates to executive compensation.

**	To be filed by amendment.