Form 10-K/A
period 2003-12-31
WEBMD CORP /NEW/
filed 2004-04-29
CIK 1009575

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

Directors and Executive Officers

      The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

                  Directors

Name	Age	Positions

Martin J. Wygod(1)	64	Chairman of the Board
Mark J. Adler, M.D.(3)(4)	47	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)	58	Director
Neil F. Dimick	54	Director
Roger C. Holstein(1)	51	Director and Chief Executive Officer
James V. Manning(1)(2)(4)	57	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(4)	78	Director; Chairman of the Nominating Committee
Michael A. Singer	56	Director and Chief Executive Officer, WebMD Practice Services
Joseph E. Smith(1)(2)(3)	65	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating Committee

      For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.

Executive Officers

Name	Age	Positions

Martin J. Wygod	64	Chairman of the Board
Roger C. Holstein	51	Chief Executive Officer
Andrew C. Corbin	41	Executive Vice President and Chief Financial Officer
Wayne T. Gattinella	52	President, WebMD Health
Tony G. Holcombe	48	President, WebMD Envoy
William G. Midgette	48	Chief Executive Officer, Porex
Michael A. Singer	56	Chief Executive Officer, WebMD Practice Services
K. Robert Draughon	43	Executive Vice President, Business Development
Kirk G. Layman	45	Executive Vice President, Administration
Charles A. Mele	47	Executive Vice President, General Counsel and Secretary
Anthony Vuolo	46	Executive Vice President, Business Development
Steven Zatz, M.D.	47	Executive Vice President, Professional Information Services and Chief Medical Officer

      Mark J. Adler, M.D., has been a director of WebMD since September 2000. He served as a director of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. Dr. Adler is an oncologist and has been Medical Director of the San Diego Cancer Center since he founded it in 1991 and is a director of the San Diego Cancer Research Institute. He is also President and Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California.

      Paul A. Brooke has been a director of WebMD since November 2000. Mr. Brooke has been the managing member of PMSV Holdings LLC, a private investment firm, since 1993 and a venture partner of MPM Capital, a venture capital firm specializing in the healthcare industry, since 1997. Mr. Brooke has also been an advisory director to each of Morgan Stanley and Skyline Partners since April 2000. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC.

      Andrew C. Corbin has served as Executive Vice President and Chief Financial Officer of WebMD since October 2003. For the seven years prior to that, Mr. Corbin served in senior financial positions at The Bisys Group, Inc., a provider of business process outsourcing services to the financial services industry, most recently as its Executive Vice President and Chief Financial Officer. Prior to October 1996, Mr. Corbin held various financial positions with the following: The Limited, Inc., a retailer; General Motors Corporation, an automobile manufacturer; and Ernst & Young, an accounting firm.

      Neil F. Dimick has been a director of WebMD since December 2002. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Boards of Directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other health care companies; Thoratec Corporation, a developer of products to treat cardiovascular disease; and Resources Connection, Inc., an international professional services firm that provides outsourced services to companies on a project basis.

      K. Robert Draughon has served as WebMD’s Executive Vice President, Business Development since November 1999. From February 1998 until November 1999, he served as Chief Financial Officer of WebMD, Inc., prior to its acquisition by Healtheon Corporation. From January 1988 to February 1998, he served as Chief Investment Officer for Fuqua Capital Corporation, a private investment firm based in Atlanta, Georgia.

      Wayne T. Gattinella has served as President of WebMD Health, our Portal Services segment, since August 2001. Previously, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for PeoplePC, an Internet service provider, from April 2000 to August 2001. From February 1998 to March 2000, Mr. Gattinella was President of North America for MemberWorks, Inc., a marketing services company. From January 1992 to February 1998, Mr. Gattinella was Executive Vice President of Marketing for Merck-Medco Managed Care, L.L.C., a pharmacy benefits manager, and its predecessors.

      Tony G. Holcombe has served as President of WebMD Envoy, our Transaction Services segment, since December 2003. From September 2002 to December 2003, Mr. Holcombe was Chairman and Chief Executive Officer of Valutec Card Solutions, Inc., a privately held provider of financial services products to a variety of industries. From May 1999 to September 2002, Mr. Holcombe was President of the Employer/ Employee Services division of Ceridian Corporation, an information services company, and from May 1997 to May 1999, he served as President of the Comdata subsidiary of Ceridian. Prior to May 1997, Mr. Holcombe served in senior management positions with National City Corporation, a bank holding company, the last of which was President and CEO of its National Processing Company subsidiary, a provider of merchant credit card processing services and corporate outsourcing solutions.

      Roger C. Holstein has been our Chief Executive Officer since May 2003 and a director since December 2002 and has served in senior executive positions at WebMD and its predecessors since 1997. Mr. Holstein was President of WebMD from October 2002 to May 2003. He served as Chief Executive Officer of WebMD Health, our Portal Services segment, from June 2001 to October 2002 and as a member of WebMD’s Office of the President from September 2001 until October 2002. From October 2000 until June 2001, Mr. Holstein was Executive Vice President, Marketing and Strategic Planning of WebMD. He served as Executive Vice President — Sales & Marketing and a director of CareInsite, Inc. from March 1999 until its acquisition by WebMD in September 2000 and was Executive Vice President — Marketing and Sales of Synetic, Inc. from 1997 to July 1999. From 1991 to 1996, Mr. Holstein was Senior Executive Vice President, Marketing and Sales of Merck-Medco Managed Care, L.L.C., a pharmacy benefits manager, and its predecessors and from 1996 to 1998, he was a special consultant to Merck-Medco.

      Kirk G. Layman has been Executive Vice President, Administration of WebMD since April 2002 and, from May 2003 to October 2003, also served as Acting Chief Financial Officer of WebMD. Mr. Layman has held senior executive positions at WebMD and its predecessors since 1997. From September 2000 to April 2002, Mr. Layman served as Senior Vice President, Finance of WebMD. From March 1999 until its merger with WebMD in September 2000, Mr. Layman served as Senior Vice President — Finance and Chief Accounting Officer of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. Prior to that, he served as Vice President — Financial Analysis of Synetic from May 1997 to March 1999. Prior to joining Synetic, Mr. Layman was with the accounting firm of Arthur Andersen, where he was a partner since 1995.

      James V. Manning has been a director of WebMD since September 2000. He served as a director of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. From 1989 until its merger with WebMD in September 2000, Mr. Manning was a member of the Board of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. In addition, he was Vice Chairman of the Board of Synetic from March 1998 to July 1999, was its Chief Executive Officer from January 1995 to March 1998, was its President from July 1996 to March 1998 and, until March 1998, was an executive officer for more than five years. Until December 1994, Mr. Manning had been an executive officer of Merck-Medco Managed Care, L.L.C., a pharmacy benefits manager, and its predecessors for more than five years. Mr. Manning is also Chairman of the Board of Group 1 Software, Inc., a computer software company.

      Charles A. Mele has been Executive Vice President, General Counsel and Secretary of WebMD since January 2001. Mr. Mele has served in senior executive positions for WebMD and its predecessors since 1995. Mr. Mele was Executive Vice President and Co-General Counsel of WebMD from September 2000 until January 2001. He served as a director of CareInsite, Inc. from 1998 until its acquisition by WebMD in September 2000. From March 1998 until its merger with WebMD in September 2000, Mr. Mele was Executive Vice President — General Counsel of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. In addition, he was Vice President — General Counsel of Synetic from July 1995 to March 1998. Mr. Mele is also a director of Group 1 Software, Inc., a computer software company.

      William G. Midgette has been Chief Executive Officer of Porex, our Plastic Technologies segment, since August 2002. For more than five years prior to that, Mr. Midgette served in senior management positions at C. R. Bard, Inc., a healthcare products company, most recently as President, Bard International.

      Herman Sarkowsky has been a director of WebMD since November 2000. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. From 1989 until its merger with WebMD in September 2000, Mr. Sarkowsky also served as a director of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name.

      Michael A. Singer has been Chief Executive Officer of WebMD Practice Services, our Physician Services segment, and a director of WebMD since September 2000. He also served as a Member of WebMD’s Office of the President from September 2001 until October 2002. Mr. Singer served as a director of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. Mr. Singer was Vice Chairman and Co-Chief Executive Officer of Medical Manager from July 1999 until its merger with WebMD in September 2000. Mr. Singer was Chairman of the Board and Chief Executive Officer of Medical Manager Health Systems, Inc., a public company known as Medical Manager Corporation prior to its acquisition by Synetic, Inc. in July 1999, and its predecessors for more than five years prior to July 1999.

      Joseph E. Smith has been a director of WebMD since September 2000. Mr. Smith was a director of CareInsite, Inc. from 1999 until September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, most recently as Corporate Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the Board of Trustees of the International Longevity Center, a non-profit organization.

      Anthony Vuolo has been Executive Vice President, Business Development of WebMD since May 2003. Mr. Vuolo has served in several executive positions at WebMD and its predecessors since 1994. From September 2000 to May 2003, Mr. Vuolo was Executive Vice President and Chief Financial Officer of WebMD. From March 1999 until its merger with WebMD in September 2000, Mr. Vuolo was Senior Vice President — Business Development and Treasurer of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. Prior to that, he was Executive Vice President — Finance and Administration and Chief Financial Officer of Synetic from March 1998 until March 1999.

      Martin J. Wygod has served as Chairman of the Board of Directors of WebMD since March 2001 and as a director since September 2000. From October 2000 until May 2003, he also served as our Chief Executive Officer. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. From May 1989 until its merger with WebMD in September 2000, Mr. Wygod was Chairman of the Board and a director of Synetic, Inc., which changed its name to Medical Manger in July 1999 when it acquired the company of that name. For part of that time, he was also Chief Executive Officer of that company. He also served as Chairman of the Board of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

      Steven Zatz, M.D. has been Executive Vice President, Professional Information Services of WebMD since January 2002 and has served as Chief Medical Officer of WebMD since September 2001. Dr. Zatz served as Executive Vice President, Internet Portals and Applications Services of WebMD from October 2000 to January 2002. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by WebMD in September 2000. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelley Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

      No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer, except that Messrs. Manning, Singer, Smith and Wygod and Dr. Adler were originally appointed as directors in connection with the merger transactions in September 2000 involving WebMD, Medical Manager and CareInsite.

Corporate Governance

      Board of Directors. Our Board of Directors has nine members. Three of the members are also employees of WebMD: Mr. Holstein, Chief Executive Officer of WebMD; Mr. Singer, Chief Executive Officer of WebMD Practice Services; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and NASDAQ Stock Market listing standards. The non-employee directors meet regularly without any employee directors or other WebMD employees present.

      Our Board of Directors is divided into three classes, each of which currently has three directors. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Dr. Adler and Messrs. Sarkowsky and Singer will expire at our Annual Meeting of Stockholders in 2004; the terms of Messrs. Dimick, Holstein and Smith will expire at our Annual Meeting in 2005; and the terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2006. Our Board of Directors met 15 times during 2003.

      Our Board of Directors currently has four standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating Committee. The Compensation Committee, the Audit Committee and the Nominating Committee each have the authority to retain such outside advisors as they may determine to be appropriate.

      WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All three WebMD directors who are also employees attended the 2003 Annual Meeting and four of our six non-employee directors attended the 2003 Annual Meeting. Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled Board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Nominating Committee or discussed at the next scheduled Nominating Committee meeting; or

•	if they relate to the operations of WebMD, forwarded to the appropriate officers of WebMD, and the response or other handling reported to the Board at the next scheduled Board meeting.

      Executive Committee. The Executive Committee, which met five times during 2003, is currently comprised of Messrs. Brooke, Holstein, Manning, Smith and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

      Audit Committee. The Audit Committee, which met 14 times during 2003, is currently comprised of Messrs. Brooke, Manning and Smith and Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Stock Market listing standards. In addition, the Board of Directors of WebMD has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and his services as a senior executive and Chief Financial Officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing our independent auditors and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and independent auditors;

•	pre-approving any permitted non-audit services provided by our independent auditors;

•	approving the fees to be paid to our independent auditors;

•	reviewing the adequacy and effectiveness of our internal controls with WebMD’s management, internal auditors and independent auditors;

•	reviewing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and independent auditors;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions; and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the charter, as amended, has been filed as Exhibit 99.1 to this Annual Report. A copy of WebMD’s Code of Business Conduct, as amended, has been filed as Exhibit 14.1 to this Annual Report. WebMD’s Code of Business Conduct applies to all directors and employees of WebMD. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and will be disclosed on our corporate website, www.webmd.com, in the “About WebMD” section.

      Compensation Committee. The Compensation Committee, which met eight times during 2003, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith and Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities of the Compensation Committee include:

•	administration of our executive compensation program and our equity compensation plans;

•	determination of compensation levels for and grants of options to our executive officers; and

•	review of and making recommendations regarding other matters relating to WebMD’s compensation practices.

The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of the charter has been filed as Exhibit 99.2 to this Annual Report.

      Nominating Committee. The Nominating Committee, which met once during 2003, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Manning and Mr. Sarkowsky is its Chairman. Each of these directors is an independent director under applicable NASDAQ Stock Market listing standards. The Nominating Committee responsibilities include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a charter adopted by the Board of Directors. A copy of the charter, as amended, has been filed as Exhibit 99.3 to this Annual Report. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee will consider various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to WebMD;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to WebMD;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the WebMD Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or “financially literate” under applicable listing standards of The NASDAQ Stock Market and applicable law;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.

      The Nominating Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating Committee, care of Secretary, WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. To facilitate consideration by the Nominating Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of WebMD if nominated and to be identified in WebMD’s proxy materials and the consent of the recommending stockholder to be named in WebMD’s proxy materials. The recommendation and related materials will be provided to the Nominating Committee for consideration at its next regular meeting.

Compensation Committee Interlocks and Insider Participation

      The current members of the Compensation Committee of our Board of Directors are Mark J. Adler, M.D., Herman Sarkowsky and Joseph E. Smith. Neil F. Dimick also served as a member of the Compensation Committee for a portion of 2003.

      No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements.

Item 11.	Executive Compensation

Executive Compensation

      The following table sets forth information concerning the compensation earned for services rendered to WebMD by the “named executive officers,” which is defined under SEC rules to include a company’s chief executive officer and other specified highly compensated executive officers. In accordance with SEC rules, this table does not include certain perquisites and other benefits received by the named executive officers, which do not exceed the lesser of $50,000 and 10% of any officer’s salary and bonus disclosed in this table.

Summary Compensation Table

						Long-Term
						Compensation
						Awards
		Annual Compensation
						Securities
					Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)	Compensation($)	Options(#)	Compensation

Martin J. Wygod	2003	$1,308,900		—	—	—	—
Chairman of the Board	2002	1,400,000		$475,000	—	—	—
(former Chief Executive	2001	350,750		—	—	1,395,000	—
Officer)(1)

Roger C. Holstein	2003	861,538		—	—	500,000	—
Chief Executive Officer	2002	480,000		450,000	—	1,000,000	—
(former President)(1)	2001	450,000		175,000	—	500,000	—

K. Robert Draughon	2003	450,000		90,000	—	—	—
Executive Vice President,	2002	450,000		60,000	—	—	—
Business Development	2001	450,000		90,000	—	775,000	—

Wayne T. Gattinella	2003	450,000		125,000	—	—	—
President, WebMD Health	2002	410,000		165,000	—	—	—
	2001	146,154	(2)	60,000	—	600,000	—

Kirk G. Layman	2003	450,000		—	—	—	—
Executive Vice President,	2002	412,500		100,000	—	—	—
Administration	2001	300,000		150,000	—	500,000	—

Charles A. Mele	2003	450,000		—	—	—	—
Executive Vice President,	2002	450,000		350,000	—	—	—
General Counsel and	2001	450,000		100,000	—	500,000	—
Secretary

Michael A. Singer	2003	450,000		—	—	—	—
Chief Executive Officer,	2002	450,000		170,000	—	—	—
WebMD Practice Services	2001	450,000		100,000	—	500,000	—

Anthony Vuolo	2003	450,000		—	—	—	—
Executive Vice President,	2002	450,000		200,000	—	—	—
Business Development	2001	450,000		100,000	—	500,000	—
(former Chief
Financial Officer)(3)

Thomas P. Apker	2003	450,000		—	—	—	—
Former Chief Executive	2002	412,500		75,000	$68,165 (5)	—	$108,428 (6)
Officer, WebMD	2001	310,577		100,000	—	240,000	—
Envoy(4)

(1)	Mr. Holstein succeeded Mr. Wygod as our Chief Executive Officer in May 2003. Mr. Wygod continues to serve as our Chairman of the Board. See below, under “Compensation Arrangements with Executive Officers,” the sections entitled “Arrangements with Martin J. Wygod” and “Arrangements with Roger C. Holstein.”

(2)	Mr. Gattinella was not employed by WebMD prior to August 20, 2001. As a result, only compensation that we paid to Mr. Gattinella beginning on that date is reflected in this table.

(3)	In May 2003, Mr. Vuolo became Executive Vice President, Business Development and ceased to be our Chief Financial Officer.

(4)	In December 2003, Mr. Apker ceased to be an executive officer of WebMD.

(5)	Amount paid to Mr. Apker for taxes payable by him as a result of the reimbursement of relocation expenses.

(6)	Amount paid to reimburse Mr. Apker for relocation expenses.

      The following table presents information concerning the options to purchase our common stock granted during the fiscal year ended December 31, 2003 to our named executive officers.

Option Grants in Fiscal 2003

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted	or
	Options	to Employees	Base Price	Expiration	Grant Date
Name	Granted	in 2003	Per Share	Date	Present Value

Martin J. Wygod	—	—	—	—	—
Roger C. Holstein	500,000 (1)	4.1% (2)	$8.89	5/6/13	$3,254,070 (3)
K. Robert Draughon	—	—	—	—	—
Wayne T. Gattinella	—	—	—	—	—
Kirk G. Layman	—	—	—	—	—
Charles A. Mele	—	—	—	—	—
Michael A. Singer	—	—	—	—	—
Anthony Vuolo	—	—	—	—	—
Thomas P. Apker	—	—	—	—	—

(1)	These options vest and become exercisable with respect to 20% of the shares on the first, second, third, fourth and fifth anniversaries of the date of grant.

(2)	Based upon the total number of options that we granted to our employees during 2003.

(3)	The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (a) the respective option exercise prices, (b) the exercise of options within three years of the date that they become exercisable, (c) a risk-free interest rate of 1.28% per annum, (d) volatility of 0.9 and (e) no dividends are paid on WebMD common stock. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot assure you that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

      The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		December 31, 2003		December 31, 2003($)(2)
	Acquired on	Value
Name	Exercise(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)

Martin J. Wygod	300,000 (3)	$1,410,000	3,646,999	1,082,001	$3,219,234	$2,585,406
Roger C. Holstein	—	—	2,533,033	1,700,967	2,509,331	3,600,669
K. Robert Draughon	248,674	318,683	761,459	363,542	1,787,296	906,962
Wayne T. Gattinella	—	—	300,000	300,000	1,254,000	1,254,000
Kirk G. Layman	—	—	1,344,666	352,834	1,853,331	926,669
Charles A. Mele	—	—	2,081,150	436,850	1,853,331	926,669
Michael A. Singer	—	—	2,802,083	447,917	1,853,331	926,669
Anthony Vuolo	—	—	1,895,250	452,250	3,412,706	926,669
Thomas P. Apker	—	—	520,000	80,000	1,966,000	444,800

(1)	The value realized is calculated based on the amount by which the aggregate market price, on the date of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the optionholder on that date.

(2)	The value of unexercised in-the-money options is calculated based on the closing market price per share of our common stock as of December 31, 2003, which was $8.99, net of the applicable option exercise price per share.

(3)	Mr. Wygod has retained, through the date of this Annual Report, ownership of the shares acquired on exercise.

Compensation Arrangements with Executive Officers

Arrangements with Roger C. Holstein

      We are party to an employment agreement, dated October 23, 2002, with Roger C. Holstein which provides for an employment period through December 31, 2007. In May 2003, Mr. Holstein, who until that time had served as our President, began serving as our Chief Executive Officer. In connection with his appointment as Chief Executive Officer, his annual base salary was increased from $600,000 to $1,000,000 and he received a grant of non-qualified options to purchase 500,000 shares of our common stock at an exercise price of $8.89 per share. The options vest ratably over five years. Mr. Holstein received a bonus of $450,000 for the year ended December 31, 2002. Mr. Holstein is eligible to receive an annual bonus of up to 100% of his base salary in the event that WebMD attains certain specified performance goals.

      In the event of the termination of Mr. Holstein’s employment by us “without cause” or by Mr. Holstein for “good reason,” as those terms are defined in Mr. Holstein’s employment agreement, he would be entitled to: (a) the greater of (i) a two year continuation of his base salary in effect immediately prior to the effectiveness of the employment agreement ($450,000 per year) and (ii) a continuation of his base salary in effect at the time of termination for six months for each six month period from the effectiveness of the employment agreement (in no event will such salary continuation continue for longer than three years); and (b) continued participation in our benefit plans (or comparable plans) for the duration of the severance period. In addition, all options granted to Mr. Holstein shall remain outstanding and continue to vest, and shall otherwise be treated as if Mr. Holstein remained employed by WebMD through the second anniversary of the termination date.

      Mr. Holstein may terminate his employment upon 30 days’ notice, at any time after 11 months following a Change in Control (as defined in the employment agreement) and, if this occurs: (a) Mr. Holstein would be entitled receive the greater of (i) the salary continuance he would be entitled to if his employment were terminated “without cause” or for “good reason” and (ii) a continuation of his base salary through October 23, 2007; (b) his participation in our benefit plans (or comparable plans) would continue for the duration of the severance period; and (c) all options granted to Mr. Holstein which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements.

      Mr. Holstein may also terminate his employment upon 30 days’ notice at any time after the 11 month anniversary of the date on which Mr. Wygod ceases to serve as Chairman of the Board. If this occurs: (a) Mr. Holstein would be entitled to salary continuation from the date of termination through the second anniversary thereof; (b) his participation in our benefit plans (or comparable plans) would continue for the duration of the severance period; and (c) all options granted to Mr. Holstein which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain outstanding as if Mr. Holstein remained in the employ of WebMD until the earlier of (i) five years from the date of termination and (ii) the date on which the stock option would have expired under the terms of the applicable stock option plan or agreement. Mr. Holstein (or his estate) would have the same rights in the event of Mr. Holstein’s “permanent disability” (as defined in the employment agreement) or his death.

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

Arrangements with Martin J. Wygod

      In October 2001, we entered into a five-year employment agreement with Martin J. Wygod. The employment agreement provides that Mr. Wygod will be Chairman and Chief Executive Officer of WebMD. In accordance with the terms of the employment agreement, Mr. Wygod has elected to serve solely as Chairman of the Board and to perform duties commensurate with that position; his resignation as Chief Executive Officer did not result in the termination of his employment agreement or in any change in his compensation or the other terms of his employment, except that his annual base salary was reduced from $1,400,000 to $1,260,000.

      In the event of termination of Mr. Wygod’s employment by us without “cause” or by Mr. Wygod for “good reason,” as those terms are defined in his employment agreement, Mr. Wygod would become a consultant for us and would be entitled to receive his salary and continuation of benefits for two years or, if longer, the expiration of the term of the employment period. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod which have not vested prior to the date of termination would be vested as of the date of termination and, assuming there has not been a “change in control” (as defined in the employment agreement), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he would receive the same benefits as described above.

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

Arrangements with K. Robert Draughon

      In connection with our acquisition of WebMD, Inc., we became party to an employment agreement effective February 1, 1998 with K. Robert Draughon which, as modified by a letter agreement dated September 12, 2000, is described below. The employment agreement provides for Mr. Draughon’s appointment as our Executive Vice President, Business Development. Pursuant to the employment agreement, Mr. Draughon is to receive an annual base salary of $450,000 and is entitled to participate in any bonus program established by us for our senior executive officers.

      In the event of the termination of Mr. Draughon’s employment due to his death or disability, by us without “cause” or by Mr. Draughon with or without “good reason,” as those terms are defined in Mr. Draughon’s employment agreement, he would be entitled to continuation of his base salary for twelve months and continuation of benefit plans for twelve months. In addition, all options granted to Mr. Draughon prior to December 31, 2000 which have not vested prior to the date of termination would be vested as of the date of termination and all such options would continue to be exercisable until the tenth anniversary of the applicable date of grant.

      In October 2000, as a means to ensure the retention of Mr. Draughon, WebMD and Mr. Draughon agreed that so long as he remained in our employ for a specified period, which has been completed, he could resign at any time and receive the benefits described above.

      The employment agreement contains confidentiality obligations, some of which survive indefinitely and some of which end on the first anniversary of the date employment has ceased, and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

      The employment agreement contains a tax gross-up provision relating to any excise taxes that Mr. Draughon incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Wayne T. Gattinella

      We are party to an employment agreement dated August 20, 2001 with Wayne Gattinella, our President, WebMD Health. Mr. Gattinella currently receives an annual base salary of $450,000 and is entitled to participate in any bonus plan instituted for similarly situated employees of the company. The amount of Mr. Gattinella’s bonus is to be determined in the sole discretion of WebMD.

      In the event of the termination of Mr. Gattinella’s employment by us “without cause” or by Mr. Gattinella for “good reason,” as those terms are defined in Mr. Gattinella’s employment agreement, he would be entitled to receive a continuation of his base salary for one year from the date of termination. In addition, the unvested portion of the option to purchase 600,000 shares of WebMD common stock granted to Mr. Gattinella at the inception of his employment will remain outstanding and continue to vest as if he remained in our employ until the first anniversary of the date of termination. In addition, in the event of a “change in control,” as defined in Mr. Gattinella’s employment agreement, 75% of the unvested portion of the option described above will vest on the first anniversary of the change in control so long as he remains in our employ on such date (or such earlier date if terminated by us without cause or by Mr. Gattinella for good reason).

      If Mr. Gattinella’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Gattinella would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      In connection with Mr. Gattinella’s employment with us, he signed a Key Employee Agreement which contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date employment has ceased.

Arrangements with Kirk G. Layman

      We entered into a five year employment agreement with Kirk G. Layman, our Executive Vice President, Administration, on September 11, 2000. Mr. Layman currently receives an annual base salary of $450,000 and is entitled to participate in any bonus program established by us for our senior executive officers.

      In the event of the termination of Mr. Layman’s employment due to his death or disability, by us “without cause” or by Mr. Layman for “good reason,” as those terms are defined in Mr. Layman’s employment agreement, he would be entitled to receive a continuation of his base salary for one year from the date of termination. In addition, any options granted to Mr. Layman on or prior to June 5, 2000 that have not vested as of the date of termination will vest in full on the date of termination and, together with any already vested options, remain exercisable for one year from the date of termination (or three years for those options granted prior to June 5, 2000 if, at the time of termination, Martin J. Wygod is no longer serving as Chief Executive Officer, Chairman of the Board, or a senior executive officer of our company). In addition, the option to purchase 100,000 shares granted on August 21, 2000 will also vest in full if Mr. Layman’s employment is terminated by us without cause or by Mr. Layman for good reason and will remain exercisable for its full ten year term.

      If Mr. Layman’s employment is terminated by us for cause or by him without good reason, he is not entitled to any further compensation or benefits. In addition, Mr. Layman would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

      Mr. Layman’s employment agreement is also subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

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

      In the event of the termination of Mr. Mele’s employment due to his death or disability, by us “without cause” or by Mr. Mele for “good reason,” as those terms are defined in Mr. Mele’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination) and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Mele which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, unless otherwise specifically agreed to by Mr. Mele and WebMD in writing. A change in control (which is defined in the employment agreement) of WebMD is an event that constitutes good reason.

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

Arrangements with Michael A. Singer

      We are party to an employment agreement with Michael A. Singer, Chief Executive Officer, WebMD Practice Services, which provides for an employment period through July 23, 2004. Mr. Singer currently receives an annual base salary of $450,000.

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

      The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of (a) the first anniversary of the date of termination; (b) July 23, 2004; or (c) the last day on which Mr. Singer is receiving severance or benefits following his separation from the employ of WebMD.

Arrangements with Anthony Vuolo

      We are party to an employment agreement with Anthony Vuolo which provides for an employment period through July 1, 2006. Mr. Vuolo served as our Executive Vice President, Chief Financial Officer until May 15, 2003, at which time he became our Executive Vice President, Business Development. Mr. Vuolo currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation.

      In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us “without cause” or by Mr. Vuolo for “good reason,” as those terms are defined in Mr. Vuolo’s employment agreement, he would be entitled to: (i) continuation of his base salary through the later of eighteen months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination); and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Vuolo which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, unless otherwise specifically agreed to by Mr. Vuolo and WebMD in writing. A change in control (as defined in the employment agreement) of WebMD is an event that constitutes good reason.

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

Arrangements with Thomas P. Apker

      We entered into a transition agreement with Thomas P. Apker, who until December 2003 served as Chief Executive Officer of WebMD Envoy, which provides for him to assist the new President of WebMD Envoy and assist the Chief Executive Officer of WebMD on special projects through June 2004, at which time his employment will terminate. We have agreed to continue to pay to him his salary, as severance, for a period of six months after his departure date. During such period (or, if earlier, until he is eligible for comparable coverage with a subsequent employer), we will also pay a portion of his COBRA payment equal to the amount we pay for active employees with similar coverage. Mr. Apker remains subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of his departure date.

Compensation of Non-Employee Directors

      Our non-employee directors each receive an annual retainer of $25,000. Members of the Audit Committee receive an additional annual retainer of $15,000. Directors do not receive per meeting fees, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings. In addition, Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler each received $30,000 for their service during the fourth quarter of 2003 and will each receive $15,000 for their service during the first quarter of 2004, as members of a Special Committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC.” Members of the Special Committee will continue to receive compensation for their service on that committee.

      Our non-employee directors are eligible to receive stock options under our 2000 Long-Term Incentive Plan and our 1996 Stock Plan. All non-employee directors receive stock options pursuant to automatic grants of stock options under our 2000 Long-Term Incentive Plan annually on January 1. Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith and Dr. Adler each received automatic annual grants of options to purchase 20,000 shares of WebMD common stock in January 2003 (with an exercise price of $8.55 per share) and January 2004 (with an exercise price of $8.99 per share).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of WebMD common stock, as of April 15, 2004 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our common stock, by each of our directors, by each of our named executive officers, as described below under “Executive Compensation,” and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common				Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Total Shares	Outstanding(2)

FMR Corp.	45,738,086	(3)	226,708	45,964,794	14.8%
82 Devonshire Street
Boston, Massachusetts 02109
Mark J. Adler, M.D.	32,600	(4)	109,749	142,349	*
Thomas P. Apker	16,500	(5)	520,000	536,500	*
Paul A. Brooke	371,667	(6)	83,749	455,416	*
Neil F. Dimick	—		14,166	14,166	*
K. Robert Draughon	37,700	(5)	876,042	913,742	*
Wayne T. Gattinella	37,830	(5)	300,000	337,830	*
Roger C. Holstein	124,893	(7)	2,820,533	2,945,426	*
Kirk G. Layman	45,281	(8)	1,480,083	1,525,364	*
James V. Manning	859,047	(9)	121,749	980,796	*
Charles A. Mele	327,281	(10)	2,277,733	2,605,014	*
Herman Sarkowsky	570,994	(11)	383,749	954,743	*
Michael A. Singer	9,270,325	(12)	3,083,333	12,353,658	3.9%
Joseph E. Smith	29,250		109,749	138,999	*
Anthony Vuolo	64,729	(13)	2,091,833	2,156,562	*
Martin J. Wygod	7,959,659	(14)	3,959,499	11,919,158	3.8%
All executive officers and directors as a group (18 persons)	19,590,375		19,223,033	38,813,408	11.7%

*	Less than 1%.

(1)	The amounts set forth below for Messrs. Apker, Draughon, Gattinella, Holstein, Layman, Mele, Singer, Vuolo and Wygod include 200 shares allocated to each of them pursuant to the WebMD Corporation Performance Incentive Plan, a retirement plan intended to be qualified under Section 401(a) of the Internal Revenue Code (which we refer to in this table as PIP Shares). The amount set forth below for “All executive officers and directors as a group” includes an aggregate of 2,000 PIP Shares. Performance Incentive Plan participants do not have dispositive power with respect to PIP Shares (including vested PIP Shares) until the shares are distributed in accordance with the terms of the Plan. Participants will forfeit all rights with respect to unvested PIP Shares if they leave WebMD for any reason other than death or disability. Generally, one-third of the number of PIP Shares allocated to each participant vests on each December 31 following the allocation. Messrs. Draughon, Gattinella, Holstein, Layman, Mele, Singer and Vuolo are beneficial owners of shares of common stock of WebMD subject to vesting requirements based on continued employment by WebMD (which we refer to as Restricted Stock) in the respective amounts stated in the footnotes below. One-third of the shares of Restricted Stock vest on March 17 of each of 2005, 2006 and 2007. Holders of Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of Restricted Stock.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” (a) with respect to FMR Corp., the number of shares of WebMD common stock that it has the right to acquire upon conversion of $2,100,000 principal amount of WebMD’s 3.25% Convertible Subordinated Notes due 2007 and (b) with respect to each other person listed, the number of shares of WebMD common stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2004. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 15, 2004 (which was 311,167,979) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of December 31, 2003 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund, Abigail P. Johnson and Edward C. Johnson, 3d in a Schedule 13G filed with the Commission. Such persons reported that FMR Corp. and the other members of the filing group have sole power to dispose or to direct the disposition of 45,964,794 shares of WebMD common stock and sole power to vote or to direct the vote of 544,100 shares of WebMD Common Stock. Sole power to vote the other shares of WebMD common stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 25,929,200 shares of WebMD common stock as of December 31, 2003.

(4)	Represents 10,000 shares held by Dr. Adler, 22,000 shares held by the Adler Family Trust and 600 shares held by Dr. Adler’s son.

(5)	Includes 200 PIP Shares and 37,500 shares of Restricted Stock.

(6)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(7)	Represents 40,436 shares held by Mr. Holstein, 957 shares allocated to Mr. Holstein’s account under a 401(k) Plan, 200 PIP Shares and 83,300 shares of Restricted Stock.

(8)	Represents 6,500 shares held by Mr. Layman, 1,081 shares allocated to Mr. Layman’s account under a 401(k) Plan, 200 PIP Shares and 37,500 shares of Restricted Stock.

(9)	Represents 787,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Manning and Mr. Wygod are trustees and share voting and dispositive power.

(10)	Represents 90,975 shares held by Mr. Mele, 1,622 shares allocated to Mr. Mele’s account under a 401(k) Plan, 200 PIP Shares, 37,500 shares of Restricted Stock and 196,984 shares held by the Rose Foundation, a private charitable foundation of which Mr. Mele and Mr. Wygod are trustees and share voting and dispositive power.

(11)	Represents 437,662 shares held by Mr. Sarkowsky, 95,832 shares held by Sarkowsky Family L.P. and 37,500 shares held by a charitable foundation of which Mr. Sarkowsky is a director.

(12)	Represents 10,000 shares held by Mr. Singer, 9,171,875 shares held by MAS 1997 Family Limited Partners, the general partner of which is a company controlled by Mr. Singer and the sole limited partner of which is Mr. Singer, 50,750 shares held by MDDS Partnership Limited, the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members, 200 PIP Shares and 37,500 shares of Restricted Stock.

(13)	Represents 24,833 shares held by Mr. Vuolo, 1,610 shares allocated to Mr. Vuolo’s account under a 401(k) Plan, 200 PIP Shares, 37,500 shares of Restricted Stock and 586 shares held by Mr. Vuolo’s spouse.

(14)	Represents 7,522,296 shares held by Mr. Wygod, 200 PIP Shares, 7,600 shares held by Mr. Wygod’s spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 71,247 shares held by Synetic Foundation, Inc., a charitable foundation of which Mr. Wygod and Mr. Manning are trustees and share voting and dispositive power, and 196,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

      The following table contains certain information, as of December 31, 2003, about our equity compensation plans.

(b)
		Weighted-	(c)
		average exercise	Number of securities
	(a)	price of	remaining available for
	Number of securities to be	outstanding	future issuance under equity
	issued upon exercise of	options,	compensation plans
	outstanding options, warrants	warrants and	(excluding securities
Plan category(1)	and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	34,228,239	$11.02	25,481,275	(2)
Equity compensation plans not approved by security holders(3)	26,144,990	$7.26	782,679	(4)

Total	60,373,229	$9.39	26,263,954	(2)(4)

(1)	This table does not include (a) outstanding options to acquire 52,414,139 shares of WebMD common stock at a weighted-average exercise price of $16.34 per share that were assumed by WebMD in mergers or acquisitions or (b) outstanding warrants to acquire 17,536,055 shares of WebMD common stock at a weighted-average exercise price of $25.29 per share that were assumed by WebMD in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 15 to the Consolidated Financial Statements in this Annual Report.

(2)	Includes 3,995,447 shares of common stock reserved for issuance under our 1998 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 15 to the Consolidated Financial Statements in this Annual Report.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and NASDAQ rules at the time the plans were created. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 8,026,642 shares of WebMD common stock at a weighted-average exercise price of $9.54 per share. None of these warrants are held by WebMD employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see Notes 3 and 14 to the Consolidated Financial Statements in this Annual Report. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 688,669 shares of WebMD common stock available for grant under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

      2001 Stock Plan. The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2003, options to purchase 2,490 shares of our common stock remained available for grant under the 2001 Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of WebMD common stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of WebMD. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to Roger C. Holstein the authority to grant options and determine the terms and conditions of such grant in accordance with the terms of the Plan.

      2002 Restricted Stock Plan. The 2002 Restricted Stock Plan authorizes the granting of awards of shares of WebMD common stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2003, 688,669 shares of restricted common stock remained available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under the plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of the plan has been delegated to Roger C. Holstein.

      Envoy Stock Plan. In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock and grants of shares of common stock. As of December 31, 2003, 10,020 shares of our common stock remained available for option grants or grants of shares under the Envoy Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one fiscal year under the Envoy Stock Plan to any one person is 1,000,000, except that, in connection with an employee’s initial employment, he or she may be granted options to purchase an additional 500,000 shares which shall not count against the 1,000,000 limit. The terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

      Option Agreement with Wayne Gattinella. The option agreement, entered into on August 20, 2001, provides for a nonqualified stock option to purchase 600,000 shares of common stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of WebMD common stock on the date of grant. No further shares of our common stock are available for grant under this option agreement. Subject to Mr. Gattinella’s continued employment (except as set forth below), the option vests and becomes exercisable with respect to 25% of the shares on the first, second, third, and fourth anniversaries of the date of grant and expires on the tenth anniversary of the date of grant. In the event of the termination of Mr. Gattinella’s employment without cause or for good reason (as such terms are defined in his employment agreement), the option, to the extent unvested, will remain outstanding and continue to vest as if he remained in our employ through the first anniversary of the date of termination. In addition, on the one year anniversary of a change in control (or earlier if his employment is terminated without cause for good reason), 75% of the unvested portion of the option shall vest.

      ABF Stock Plan. The 2003 Nonqualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc., which we refer to as the ABF Stock Plan, was adopted on June 12, 2003 in connection with our acquisition of Advanced Business Fulfillment, or ABF. Grants under the plan are limited to ABF employees who are not executive officers of WebMD. At the time of the closing of the acquisition of ABF, options to purchase 3,570,000 shares of WebMD common stock were granted under the ABF Stock Plan to ABF employees. The options have an exercise price of $11.73 (the fair market value of WebMD common stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. As of December 31, 2003, options to purchase 81,500 shares of WebMD common stock remained available for grant under the ABF Stock Plan. The other terms of the ABF Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Item 13.	Certain Relationships and Related Transactions

      On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, our Executive Vice President, Business Development. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan is full recourse and is secured by a pledge by Mr. Draughon of all shares of WebMD common stock owned by him and all options to purchase shares of WebMD common stock owned by him. As of April 15, 2004, approximately $107,000 of the principal amount and approximately $6,000 of accrued interest were outstanding. The largest amount outstanding during 2003 was $277,892.

      We were reimbursed approximately $230,000 during 2003 by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for the partial use of our office facilities and for services rendered by our employees.

      We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, Chief Executive Officer, WebMD Practice Services and a member of our Board of Directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2009. During 2003, the aggregate amount of rent payable under the lease was approximately $1,087,000.

      Dr. Adler, a non-employee director of WebMD, is a partner in a group medical practice that is a customer of WebMD Practice Services. The practice purchases products and services on terms generally available, in the ordinary course of our business, to similar customers. During 2003, the aggregate amount payable to WebMD Practice Services by this practice was approximately $73,000.

      At the time of the initial employment of Tony G. Holcombe as President, WebMD Envoy on December 15, 2003, we entered into an agreement that allows him to require WebMD to purchase from him certain shares of stock of his prior employer. The agreement will expire no later than January 15, 2005. The maximum aggregate purchase price that WebMD may be required to pay to Mr. Holcombe under this agreement is approximately $286,000.

      Affiliates of FMR Corp. provide services to us in connection with the WebMD 401(k) Savings Plan and the Porex 401(k) Savings Plan. During 2003, the aggregate amount payable by us for these services was approximately $64,500.

Item 14.	Principal Accountant Fees and Services

      In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2003 and 2002, to review our quarterly financial statements during those years and to re-audit prior year financial statements of Porex Holdings, Inc. that had previously been audited by Arthur Andersen LLP, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD were:

Type of Fees	2003	2002

Audit Fees	$2,124,278	$2,728,364
Audit-Related Fees	380,860	142,700
Tax Fees	99,000	-0-
All Other Fees	-0-	-0-
Total Fees	2,604,138	2,871,064

      In the above table, in accordance with applicable SEC rules:

•	“audit fees” are fees billed for professional services for the audit of our consolidated financial statements included in our Form 10-K for that fiscal year and review of financial statements included in our Form 10-Qs filed for that fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements;

•	“audit-related fees” are fees billed in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and consisted of:

—	in 2003, fees related to the audit of our employee benefit plans and fees for acquisition due diligence assistance; and

—	in 2002, fees related to the audit of our employee benefit plans;

•	“tax fees” are fees billed in the year, if any, for professional services for tax compliance, tax advice, and tax planning and, in 2003, consisted of fees for tax consulting related to acquisitions; and

•	“all other fees” are fees billed in the year, if any, for any products and services not included in the first three categories.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2003 is compatible with Ernst & Young maintaining their independence.

      Our Audit Committee has, as of the date of this Annual Report, decided to consider whether to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2004.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2.2	—	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
2.3	—	Amendment No. 1, dated as of November 28, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 1, 2003)
2.4	—	Amendment No. 2, dated as of December 22, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 24, 2003)
3.1	—	Eleventh Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
3.2	—	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock
3.3	—	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed January 14, 1999)
4.2	—	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	—	Registration Rights Agreement dated as of April 1, 2002 between WebMD Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.4	—	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
4.5	—	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.6	—	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.5)
4.7	—	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.		Description

4.8	—	Registration Rights Agreement dated as of July 17, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.9	—	Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERS/PCG Corporate Partners, LLC and WebMD Corporation
4.10	—	Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.11	—	Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.2)
4.12	—	Form of 10% Subordinated Note due 2010 (included in Exhibit 3.2)
10.1	—	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	—	Domestic Assignment Agreement dated as of February 15, 2001 among Registrant, Healtheon/WebMD Cable Corporation, Healtheon/WebMD Internet Corporation, The News Corporation Limited, Fox Entertainment Group, Inc. AHN/FIT Cable, LLC and AHN/FIT Internet, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3	—	International Assignment Agreement dated as of February 15, 2001 among Registrant, HW International Holdings, Inc., The News Corporation Limited, Eastrise Profits Limited and IJV Holdings Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4	—	Healtheon/WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.5	—	Healtheon/WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.6	—	Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.7	—	Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.8	—	Settlement Agreement dated October 12, 2001 between Registrant and Quintiles Transnational Corp. (incorporated by reference to Exhibit 10.01 to Quintiles Transnational Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 1, 2001)
10.9	—	Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.			Description

10	.10*	—	Employment Agreement dated as of February 1, 1998 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.51 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.11*	—	Letter Agreement dated as of September 12, 2000 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.52 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.12*	—	Agreement dated as of October 8, 2001 between Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2001)
10	.13*	—	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.14*	—	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.15*	—	Employment Agreement dated as of May 16, 1999 between the Registrant (as successor to Synetic, Inc.) and Michael A. Singer (incorporated by reference to Exhibit 10.26 to Medical Manager Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10	.16*	—	Letter Agreement dated as of September 5, 2000 between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.17*	—	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Charles A. Mele, as amended (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.18*	—	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Anthony Vuolo, as amended (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.19*	—	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.20*	—	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.21*	—	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.22*	—	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.23*	—	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)

Exhibit No.			Description

10	.24*	—	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed August 1, 2000)
10	.25*	—	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.26*	—	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.27*	—	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28*	—	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.29*	—	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.30*	—	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.31*	—	Form of Stock Option Agreement made as of December 7, 1994 between Synetic, Inc. and certain individuals (incorporated by reference to Exhibit 4.5 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-21555) filed February 11, 1997)
10	.32*	—	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.33*	—	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.34*	—	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.35*	—	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.36*	—	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.37*	—	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.38*	—	Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10	.39*	—	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.40*	—	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)

Exhibit No.			Description

10	.41*	—	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.42*	—	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus included in Registrant’s Registration Statement on Form S-4 (No. 333-39592) filed June 19, 2000)
10	.43*	—	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.44*	—	Employment Agreement, dated as of September 11, 2000, between the Registrant and Kirk Layman
10	.45*	—	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.46*	—	Employment Agreement, dated as of August 20, 2001, between the Registrant and Wayne Gattinella
10	.47*	—	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 (No. 333-88420) filed May 16, 2002)
10	.48*	—	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.49*	—	Employment Agreement, dated as of December 4, 2003, between Envoy Corporation and Tony Holcombe
12.1		—	Computation of Ratio of Earnings to Fixed Charges
14	.1**	—	Code of Business Conduct
21		—	Subsidiaries of Registrant
23.1		—	Consent of Ernst & Young LLP, Independent Auditors
24.1		—	Power of Attorney (see page 85)
31	.1**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		—	Statement of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. § 1350
32.2		—	Statement of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. § 1350
99.1		—	Amended and Restated Audit Committee Charter
99.2		—	Compensation Committee Charter
99.3		—	Amended and Restated Nominating Committee Charter

*	Agreement relates to executive compensation.

**	Filed with this Amendment.