Form 10-Q
period 2004-03-31
WEBMD CORP /NEW/
filed 2004-05-10
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒     No ☐

As of May 3, 2004, there were 312,079,468 shares of the

registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2004

WebMD®, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Intergy®, Medifax®, Medifax-EDI®, Medscape®, MEDPOR®, Medpulse®, POREX®, Publishers’ Circle®, The Little Blue BookTM, The Little Yellow BookTM, The Medical Manager®, ULTIATM, WebMD Health HubTM and WellMed® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 30, the following important risks and uncertainties could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services,

•	the inability to successfully deploy new or updated applications,

•	difficulties in forming and maintaining relationships with customers and strategic partners,

•	the inability to attract and retain qualified personnel, and

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastic industries being less favorable than expected.

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 30 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$442,518	$63,298
Short-term investments	2,637	207,383
Accounts receivable, net	182,479	181,173
Inventory	11,957	12,158
Current portion of prepaid content and distribution services	16,342	18,116
Other current assets	21,863	25,973

Total current assets	677,796	508,101

Marketable debt securities	401,234	451,290
Marketable equity securities	4,051	4,744
Property and equipment, net	76,318	77,278
Prepaid content and distribution services	28,155	31,992
Goodwill	844,501	844,448
Intangible assets, net	178,201	184,130
Other assets	33,140	33,323

	$2,243,396	$2,135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,843	$10,390
Accrued expenses	205,282	208,430
Deferred revenue	89,878	86,708

Total current liabilities	304,003	305,528

3 1/4% convertible subordinated notes due 2007	299,999	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	1,056	1,182
Commitments and contingencies
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2004	98,123	—
Stockholders’ equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized; 387,949,555 shares issued at March 31, 2004; 384,751,705 shares issued at December 31, 2003	39	38
Additional paid-in capital	11,747,794	11,726,734
Deferred stock compensation	(13,144)	(4,683)
Treasury stock, at cost; 77,123,115 shares at March 31, 2004; 76,576,865 shares at December 31, 2003	(352,735)	(347,858)
Accumulated deficit	(10,206,361)	(10,212,054)
Accumulated other comprehensive income	14,622	16,420

Total stockholders’ equity	1,190,215	1,178,597

	$2,243,396	$2,135,306

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenue	$271,214	$221,531
Costs and expenses:
Cost of operations	162,642	125,845
Development and engineering	11,096	10,917
Sales, marketing, general and administrative	76,994	68,108
Depreciation, amortization and other	12,585	26,920
Legal expense	2,037	—
Interest income	5,483	5,048
Interest expense	4,748	2,815
Other income, net	37	183

Income (loss) from continuing operations before income tax provision	6,632	(7,843)
Income tax provision	931	987

Income (loss) from continuing operations	5,701	(8,830)
Income from discontinued operations, net of income taxes	—	1,472

Net income (loss)	$5,701	$(7,358)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income from discontinued operations	—	0.01

Net income (loss)	$0.02	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income from discontinued operations	—	0.01

Net income (loss)	$0.02	$(0.02)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	309,491	302,892

Diluted	327,402	302,892

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$5,701	$(7,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(1,472)
Depreciation, amortization and other	12,585	26,920
Amortization of debt issuance costs	746	375
Non-cash content and distribution services	5,293	6,146
Non-cash stock-based compensation	1,705	3,757
Loss (gain) on investments	84	(183)
Gain on sale of property and equipment	(121)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,306)	(5,781)
Inventory	201	6
Prepaid content and distribution services	318	(191)
Accounts payable	(1,548)	(134)
Accrued expenses	(3,177)	(4,399)
Deferred revenue	3,155	4,112
Other, net	6,020	9,653

Net cash provided by continuing operations	29,656	31,451
Net cash provided by discontinued operations	—	2,499

Net cash provided by operating activities	29,656	33,950

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	276,551	801
Proceeds from maturities and redemptions of held-to-maturity securities	—	101,919
Purchases of available-for-sale securities	(24,600)	(1,164)
Purchases of held-to-maturity securities	—	(75,119)
Proceeds received from sale of property and equipment	417	—
Purchases of property and equipment	(6,568)	(3,706)
Cash paid in business combinations, net of cash acquired	(70)	(344)
Other changes in equity of discontinued operations	—	(3,347)

Net cash provided by continuing operations	245,730	19,040
Net cash provided by discontinued operations	—	3,031

Net cash provided by investing activities	245,730	22,071

Cash flows from financing activities:
Proceeds from issuance of common stock	10,885	17,025
Payments of notes payable and other	(95)	(15)
Net proceeds from issuance of preferred shares	98,115	—
Purchases of treasury stock	(4,877)	(93)

Net cash provided by continuing operations	104,028	16,917
Net cash used in discontinued operations	—	(4)

Net cash provided by financing activities	104,028	16,913
Effect of exchange rates on cash	(194)	177

Net increase in cash and cash equivalents	379,220	73,111
Changes in cash attributable to discontinued operations	—	(5,526)
Cash and cash equivalents at beginning of period	63,298	175,596

Cash and cash equivalents at end of period	$442,518	$243,181

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      As described in Note 3, on August 1, 2003, the Company completed the sale of two operating units of its Plastic Technologies segment. Accordingly, the historical results of these two operating units have been presented as discontinued operations in the accompanying unaudited consolidated financial statements.

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2003, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, restructuring costs, contingencies, litigation and the value attributed to warrants issued for services.

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Raw materials and supplies	$2,942	$3,142
Work-in-process	1,511	1,394
Finished goods and other	7,504	7,622

	$11,957	$12,158

Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,

	2004	2003

Net income (loss) as reported	$5,701	$(7,358)
Deduct: Stock-based employee compensation expense included in reported net income (loss)	1,705	3,757
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,052)	(17,958)

Pro forma net loss	$(9,646)	$(21,559)

Net income (loss) per common share:
Basic — as reported	$0.02	$(0.02)

Diluted — as reported	$0.02	$(0.02)

Basic and diluted — pro forma	$(0.03)	$(0.07)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income (loss) has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2004 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2003 assumptions except with respect to the volatility assumption which was 0.6 for options granted during the three months ended March 31, 2004. The 2003 assumptions were included in Note 15 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Common Share

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

	Three Months Ended
	March 31,

	2004	2003

Basic and diluted income (loss):
Income (loss) from continuing operations	$5,701	$(8,830)
Income from discontinued operations, net of income taxes	—	1,472

Net income (loss)	$5,701	$(7,358)

Weighted-average shares — Basic	309,491	302,892
Effect of dilutive securities:
Employee stock options and warrants	16,391	—
Preferred Stock	1,520	—

Adjusted weighted-average shares after assumed conversions — Diluted	327,402	302,892

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income from discontinued operations	—	0.01

Net income (loss)	$0.02	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income from discontinued operations	—	0.01

Net income (loss)	$0.02	$(0.02)

      The Company has excluded convertible subordinated notes and restricted stock, as well as certain outstanding warrants and stock options from the calculation of diluted income (loss) per common share because such securities were either anti-dilutive or were not convertible into common stock in accordance with their terms during the periods presented. The following table presents the total number of shares that could potentially dilute basic income (loss) per common share in the future that were not included in the

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended
	March 31,

	2004	2003

Options, warrants and restricted stock	87,574	131,284
Convertible notes	55,129	32,387
Convertible redeemable exchangeable preferred stock	9,118	—

	151,821	163,671

Reclassifications

      Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

2.	Business Combinations

2004 Acquisition

      During the three months ended March 31, 2004, the Company acquired one physician services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company meets certain financial milestones. In connection with the preliminary allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date and are included in the Physician Services segment.

2003 Acquisitions

      On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration was approximately $280,065, comprised of $276,065 in cash and $4,000 of estimated acquisition costs, for all of the outstanding capital stock of Medifax. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $179,090 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a tradename with an estimated useful life of one year. The results of operations of Medifax have been included in the Transaction Services segment.

      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,805 in cash for all of the outstanding

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $113,268, comprised of $108,368 in cash and $4,900 of estimated acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company will pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. During April 2004, the Company paid approximately $17,500 in cash as a result of the achievement of certain financial milestones. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $61,453 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of the acquired company have been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and are included in the Transaction Services segment.

      On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for LBB was approximately $10,535, comprised of $10,400 in cash and estimated acquisition costs of $135. Additionally, the Company will pay up to $2,500 if LBB meets certain financial milestones during the years ending December 31, 2003 and 2004. During April 2004, the Company paid $1,500 in cash as a result of the achievement of certain financial milestones. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $8,661 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of LBB have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and estimated acquisition costs of $52. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the Portal Services segment.

      In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,182, which was paid in cash. Additionally, the Company will pay up to $675 beginning in 2005 if some of the acquired companies meet certain financial milestones. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Physician Services segment.

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for the three months ended March 31, 2003 gives effect to the acquisitions of ABF and Medifax, including the amortization of intangible assets, as if they had occurred as of the beginning of the period presented below. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2004 and 2003 have been excluded as the pro forma impact of such acquisitions were not significant to the period presented below.

Three Months Ended
March 31, 2003

Revenue	$254,129
Loss from continuing operations	(5,579)
Net loss	(4,107)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)

Net loss	$(0.01)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

      On August 1, 2003, the Company completed the sale of two operating units of Porex, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”) to enable Porex to focus on its porous materials businesses. Accordingly, the historical financial information of these operating units has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The operating units were sold in two separate transactions for an aggregate sales price of $46,500. An impairment charge of $33,113 was recorded in the results for the quarter ended June 30, 2003 to reduce the long-lived assets of Porex Bio and Porex Medical to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name and patent intangibles and $1,387 of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. During the three months ended September 30, 2003, the Company recorded a loss on disposal of $3,491, primarily representing certain costs related to the disposition. Summarized operating results for the discontinued units through March 31, 2003 were as follows:

For the Period
January 1, 2003
through
March 31, 2003

Revenue	$13,212

Income from discontinued operations, net of income taxes	$1,472

4.	Convertible Redeemable Exchangeable Preferred Stock

      On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (“Preferred Stock”) in a private transaction to CalPERS/ PCG Corporate Partners, LLC (“CalPERS/ PCG”). CalPERS/ PCG is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

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

      Holders of Preferred Stock will not receive any dividends unless the holders of common stock do, in which case holders of Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of Preferred Stock would have received had they converted such Preferred Stock into common stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, the Company is required to pay to CalPERS/PCG, on a

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock.

5.	Convertible Subordinated Notes

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

3 1/4% Convertible Subordinated Notes Due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of March 31, 2004, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006. The Company incurred issuance costs related to the 3 1/4% Notes of $8,000, which are included in other assets in the accompanying

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the 3 1/4% Notes. The amortization of the issuance costs is included in interest expense in the accompanying consolidated statements of operations.

6.	Stock Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100,000 and on November 7, 2002 it was increased to $150,000. As of March 31, 2004, the Company had repurchased a total of 22,859,606 shares at a cost of approximately $111,235 under the Program, of which 546,250 shares were repurchased during the three months ended March 31, 2004 for an aggregate purchase price of $4,877. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2004, the Company had $38,765 available to repurchase shares of its common stock under the Program.

7.	Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, gain on investments, other income, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) is presented below:

	Three Months Ended
	March 31,

	2004	2003

Revenues
Transaction services	$163,779	$115,493
Physician services	71,006	72,011
Portal services	26,309	22,180
Plastic technologies	18,421	17,326
Inter-segment eliminations	(8,301)	(5,479)

	$271,214	$221,531

Income (loss) before taxes, non-cash and other items
Transaction services	$29,850	$24,051
Physician services	1,351	6,297
Portal services	4,542	4,018
Plastic technologies	5,042	4,660
Corporate	(13,305)	(12,462)
Interest income	5,483	5,048
Interest expense	(4,748)	(2,815)

	$28,215	$28,797

Taxes, non-cash and other items
Depreciation, amortization and other	$(12,585)	$(26,920)
Non-cash content and distribution services and stock compensation	(6,998)	(9,903)
Legal expense	(2,037)	—
Other income, net	37	183
Income tax provision	(931)	(987)

Income (loss) from continuing operations	5,701	(8,830)
Income from discontinued operations, net of income taxes	—	1,472

Net income (loss)	$5,701	$(7,358)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments

      As of March 31, 2004 and December 31, 2003, the Company’s short-term investments consisted of certificates of deposit, municipal bonds and asset backed securities, marketable debt securities consisted of Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. As of March 31, 2004 and December 31, 2003, all of the Company’s marketable securities were classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	March 31, 2004		December 31, 2003

	Cost Basis	Fair Value	Cost Basis	Fair Value

Short-term investments	$2,634	$2,637	$205,962	$207,383
Marketable debt securities — long-term	395,132	401,234	445,810	451,290
Marketable equity securities — long-term	1,773	4,051	1,773	4,744

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$2,634	$2,637
Due after one year through five years	395,132	401,234

Total	$397,766	$403,871

9.	Comprehensive Income (Loss)

      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

	2004	2003

Foreign currency translation gains (losses)	$(309)	$334
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	(1,573)	1,067
Less: reclassification adjustment for net gains (losses) realized in net income (loss)	(84)	183

Net unrealized gains (losses) on securities	(1,489)	884

Other comprehensive income (loss)	(1,798)	1,218

Net income (loss)	5,701	(7,358)

Comprehensive income (loss)	$3,903	$(6,140)

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the three months ended March 31, 2004 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003	$341,967	$182,085	$23,705	$38,286	$586,043
Goodwill recorded during the period	244,021	1,469	12,731	—	258,221
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	522	522

Balance as of December 31, 2003	585,988	182,809	36,843	38,808	844,448
Effects of exchange rates	—	—	—	53	53

Balance as of March 31, 2004	$585,988	$182,809	$36,843	$38,861	$844,501

      Intangible assets subject to amortization consist of the following:

	March 31, 2004			December 31, 2003

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$325,203	$(208,842)	$116,361	$325,160	$(206,163)	$118,997
Trade names	30,316	(21,503)	8,813	30,316	(19,756)	10,560
Technology and patents	191,319	(148,192)	43,127	191,318	(146,905)	44,413
Non-compete agreements	11,061	(1,161)	9,900	11,019	(859)	10,160

Total	$557,899	$(379,698)	$178,201	$557,813	$(373,683)	$184,130

      Amortization expense was $6,015 and $20,686 for the three months ended March 31, 2004 and 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2004 (April 1st to December 31st)	17,210
2005	18,561
2006	15,580
2007	14,769
2008	14,282
Thereafter	97,799

11.	Commitments and Contingencies

      The United States Attorney for the District of South Carolina is conducting an investigation of the Company. Based on the information available to the Company as of the date of this Quarterly Report, the Company believes that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and the Company’s Medical Manager Health Systems subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it may continue. The Company intends to continue to fully cooperate with the authorities in this matter. While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigation, it expects that they may be significant. For the quarter ended March 31, 2004, those expenses are reflected as “Legal Expenses” in the accompanying consolidated statements of operations.

      In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Part II, Item 1 of this Quarterly Report and in the Company’s 2003 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.	Subsequent Event

      On April 5, 2004, the Company entered into a definitive agreement to acquire Dakota Imaging, Inc., a privately held provider of automated healthcare claims processing technology and Business Process Outsourcing services. The acquisition was completed on April 30, 2004. Dakota Imaging’s solutions assist its customers in reducing costly manual processing of healthcare documents and increase auto-adjudication and auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $40,000 in cash at closing and has agreed to pay up to an additional $25,000 in cash over a three year period beginning in April 2005 if certain financial milestones are achieved. Dakota Imaging will be included in the Company’s Transaction Services segment.

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

Overview

      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of WebMD, a brief discussion of our operating segments and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of March 31, 2004.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial results or operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

          Background Information on Certain Trends and Strategies

      Implementation of the HIPAA Transaction Standards. Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules, including rules to establish standards and requirements for the electronic transmission of certain healthcare transactions, which we refer to as the Transaction Standards. The compliance date for the Transaction Standards was October 16, 2003. The Transaction Standards are applicable to the portions of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Envoy and Medical Manager Network Services. In order to implement the Transaction Standards, WebMD Envoy has made and continues to make significant changes to its systems and the software it uses internally. Similarly, the implementation has required payers and providers to simultaneously implement changes to their systems and/or internal procedures. As a result, this implementation process and related testing has been an immense challenge for the healthcare industry, including WebMD. As a leading clearinghouse for healthcare transactions and a leading vendor of physician office management information systems, WebMD has been the focus of a great deal of scrutiny in the implementation process and has received some criticism for difficulties encountered by our customers and for delays in correcting some of those problems. Given the nature and scope of the changes being implemented, the large number of healthcare industry participants involved and our position in the industry, we expected that there would be some processing problems and delays. We continue to work diligently to identify and resolve these problems as they occur, while at the same time committing significant resources to keeping the implementation process moving forward.

      Outsourcing by Healthcare Payers. We are continuing our efforts to transform WebMD Envoy from a commercial clearinghouse to a business process outsourcer. In order to be more efficient, many healthcare payers are focusing upon core activities — building cost-effective provider networks, marketing their services to employers, and adjudicating claims payment — and are outsourcing pre- and post-adjudication administrative activities, such as printing and mailing checks and explanation of benefits and other document management activities, including conversion of paper claims to electronic form. By outsourcing these services to us, payers can reduce operating costs and capital expenditures. Our acquisitions of Advanced Business Fulfillment and Medifax-EDI in 2003 and Dakota Imaging in April 2004 support our ability to provide more comprehensive business process outsourcing services.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2003.

•	Investments. Our investments, at March 31, 2004, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and equity investments in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At March 31, 2004, we had net operating loss carryforwards of approximately $1.9 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the

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

Results of Operations

      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,

	2004		2003

	$	%	$	%

Revenue	271,214	100.0	221,531	100.0
Cost and expenses
Cost of operations	162,642	60.0	125,845	56.8
Development and engineering	11,096	4.1	10,917	4.9
Sales, marketing, general and administrative	76,994	28.4	68,108	30.7
Depreciation, amortization and other	12,585	4.6	26,920	12.1
Legal expense	2,037	0.8	—	—
Interest income	5,483	2.0	5,048	2.3
Interest expense	4,748	1.8	2,815	1.3
Other income, net	37	0.1	183	0.0

Income (loss) from continuing operations before income tax provision	6,632	2.4	(7,843)	(3.5)
Income tax provision	931	0.3	987	0.5

Income (loss) from continuing operations	5,701	2.1	(8,830)	(4.0)
Income from discontinued operations	—	—	1,472	0.7

Net income (loss)	5,701	2.1	(7,358)	(3.3)

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated print-and-mail services, paid-claims communication services and clinical lab and reporting services, such as lab test orders and results. A significant portion of Transaction Services revenues is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. We also sell support and maintenance services related to the hardware and software associated with our practice management systems. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. The majority of Portal Services revenues are derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our Transaction Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Plastic Technologies segment.

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

      Legal expense consists of costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

      The following discussion includes a comparison of the results of operations for the three months ended March 31, 2004 to the three months ended March 31, 2003.

Consolidated

Revenues

      Revenues for the three months ended March 31, 2004 were $271,214 compared to $221,531 a year ago. The Transaction Services, Portal Services and Plastic Technologies segments were responsible for $48,286, $4,129 and $1,095, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $1,005 in Physician Services and an increase of $2,822 in inter-segment eliminations.

      Revenue from customers acquired through the 2004 Acquisition and 2003 Acquisitions contributed $40,714 to the overall increase in revenue of $49,683 for the three months ended March 31, 2004. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers.

Costs and Expenses

      Cost of Operations. Cost of operations increased to $162,642 for the three months ended March 31, 2004 compared to $125,845 a year ago. Our cost of operations represented 60.0% of revenues for the three months ended March 31, 2004, compared to 56.8% for the three months ended March 31, 2003. The increase in cost of operations as a percentage of revenue for the three months ended March 31, 2004 was primarily due to our July 17, 2003 acquisition of ABF, whose products have lower gross margins, as well as increased HIPAA-related spending. Cost of operations for the three months ended March 31, 2004 includes approximately $255 of non-cash expenses related to content and distribution services. Cost of operations for the three months ended March 31, 2003 does not include any non-cash expenses related to content and distribution services.

      Development and Engineering. Development and engineering expense was $11,096 and $10,917 for the three months ended March 31, 2004 and 2003, respectively. Development and engineering expense was relatively flat for the three months ended March 31, 2004 compared to the three months ended 2003, in the aggregate, and at the segment level, reflecting relatively consistent spending throughout all operating segments.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense increased $8,886 or 13.0%, to $76,994 for the three months ended March 31, 2004 compared to $68,108 a year ago. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $5,038 for the three months ended March 31, 2004 compared to $6,146 a year ago. Non-cash stock compensation was $1,705 for the three months ended March 31, 2004 compared to $3,757 a year ago. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our acquisitions in 2000. Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $70,251, or 25.9% of revenue, and $58,205, or 26.3% of revenue, for the three months ended March 31, 2004 and 2003, respectively. The slight decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to the fixed cost leverage of the additional revenue associated with our acquisitions partially offset by higher personnel and professional services costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services and our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $12,585 for the three months ended March 31, 2004 compared to $26,920 a year ago. The decrease was primarily the result of intangible assets relating to certain acquisitions made in 1999 and 2000 becoming fully amortized during 2003. This decrease was partially offset by depreciation and amortization expense related to the tangible and intangible assets acquired through our 2003 Acquisitions.

      Legal Expense. Legal expense was $2,037 for the three months ended March 31, 2004 and represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina initiated on September 3, 2003. Over the course of the investigation, we expect that these costs and expenses may be significant.

      Interest Income. Interest income increased to $5,483 during the three months ended March 31, 2004 compared to $5,048 a year ago. This increase was primarily due to higher average investment balances, partially offset by lower average rates of return.

      Interest Expense. Interest expense increased to $4,748 for the three months ended March 31, 2004 compared to $2,815 a year ago as a result of interest expense and amortization of debt issuance costs related to the 1.75% Convertible Subordinated Notes issued in June and July of 2003.

      Other Income, Net. Other income was $37 for the three months ended March 31, 2004 and included a gain of $121 from the sale of property offset by a loss on investments in our marketable debt securities of $84. Other income was $183 for the three months ended March 31, 2003 and primarily consisted of a gain related to two of our investments in marketable debt securities that were called for early redemption during the quarter.

      Income Tax Provision. Income tax provision for the three months ended March 31, 2004 and 2003 includes tax expense for operations that are profitable in certain states and foreign countries. In addition, for the three months ended March 31, 2004, the income tax provision includes a provision for federal taxes that represents the portion of the reduction in the valuation allowance related to tax benefits that were acquired through business combinations. Accordingly, we provided for $931 of federal, state, local and foreign taxes for the three months ended March 31, 2004 and $987 of state, local and foreign taxes for the three months ended March 31, 2003.

Results of Operations by Operating Segment

      We evaluate the performance of our business segments based upon income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, impairment charges, legal expense, gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation primarily related to stock options issued and assumed in connection with acquisitions. The accounting policies of the segments are the same as the accounting policies for the consolidated Company. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.

      The following table presents the results of our operations for each of our operating segments (amounts in thousands):

	Three Months Ended
	March 31,

	2004	2003

Revenues
Transaction services	$163,779	$115,493
Physician services	71,006	72,011
Portal services	26,309	22,180
Plastic technologies	18,421	17,326
Inter-segment eliminations	(8,301)	(5,479)

	$271,214	$221,531

Income (loss) before taxes, non-cash and other items
Transaction services	$29,850	$24,051
Physician services	1,351	6,297
Portal services	4,542	4,018
Plastic technologies	5,042	4,660
Corporate	(13,305)	(12,462)
Interest income	5,483	5,048
Interest expense	(4,748)	(2,815)

	$28,215	$28,797

Taxes, non-cash and other items
Depreciation, amortization and other	$(12,585)	$(26,920)
Non-cash content and distribution services and stock compensation	(6,998)	(9,903)
Legal expense	(2,037)	—
Other income, net	37	183
Income tax provision	(931)	(987)

Income (loss) from continuing operations	5,701	(8,830)
Income from discontinued operations, net of income taxes	—	1,472

Net income (loss)	$5,701	$(7,358)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three months ended March 31, 2004 to the three months ended March 31, 2003.

      Transaction Services. Revenues were $163,779 for the three months ended March 31, 2004, an increase of $48,286 or 41.8% compared to a year ago. Revenues from customers acquired through the 2003 Acquisitions contributed $39,833 of that increase. The remaining $8,453 of the increase was primarily the result of sales of our paid-claims communication services, EDI transaction services and automated print-and-mail services.

      Income before taxes, non-cash and other items was $29,850 for the three months ended March 31, 2004, an increase of $5,799 or 24.1% compared to a year ago. As a percentage of revenue, income before taxes, non-cash and other items decreased to 18.2% for the three months ended March 31, 2004 compared to 20.8% a year ago. This decrease was primarily due to higher sales commissions paid to our channel partners, and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services. These higher costs were partially offset by the inclusion, in 2004, of the higher operating margin results of the ABF and Medifax acquisitions.

      Physician Services. Revenues were $71,006 for the three months ended March 31, 2004, a decrease of $1,005 compared to a year ago. The revenues from customers acquired through the 2004 Acquisition and 2003 Acquisitions contributed $381 more in revenue during the quarter ended March 31, 2004 compared to the same period a year ago. Excluding the revenues from the 2004 Acquisition and 2003 Acquisitions, the decrease of $1,386 related to lower systems sales resulting from longer and more complex sales cycles and from HIPAA implementation and other transition challenges related to our “all-payer” transaction services, partially offset by a continued increase in Network Services revenues.

      Income before taxes, non-cash and other items was $1,351 for the three months ended March 31, 2004, a decrease of $4,946 compared to a year ago. As a percentage of revenue, income before taxes, non-cash and other items was 1.9% for the three months ended March 31, 2004 compared to 8.7% a year ago. This decrease as a percentage of revenue was primarily attributable to the lower systems sales discussed above, and the implementation efforts with respect to our “all-payer” transaction services.

      Portal Services. Revenues were $26,309 for the three months ended March 31, 2004, an increase of $4,129 or 18.6% compared to a year ago. Revenues from customers acquired through the 2003 Acquisitions contributed $500 to the increase in Portal Services revenues. Excluding the 2003 Acquisitions, the increase was primarily attributable to growth in online revenues from pharmaceutical and medical device companies, as well as an increase in revenues from large employers and commercial payers for our web-based health and benefits management solutions.

      Income before taxes, non-cash and other items was $4,542 for the three months ended March 31, 2004, an increase of $524 compared to a year ago. As a percentage of revenue, income before taxes, non-cash and other items was 17.3% for the three months ended March 31, 2004 compared to 18.1% a year ago. This decrease as a percentage of revenue was the result of the variability in the timing of revenues, partially offset by reduced marketing expenses.

      Plastic Technologies. Revenues were $18,421 for the three months ended March 31, 2004, an increase of $1,095 or 6.3% compared to a year ago. The increase was primarily due to a favorable impact of foreign exchange rates, increased sales of our computer printing components, our writing instrument components and our surgical products.

      Income before taxes, non-cash and other items was $5,042 for the three months ended March 31, 2004, an increase of $382 compared to a year ago. As a percentage of revenue, income before taxes, non-cash and other items was 27.4% for the three months ended March 31, 2004 compared to 26.9% a year ago. This increase as a percentage of revenue was primarily due to an increase in sales of higher margin products.

      Corporate. Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate expenses increased to $13,305 during the three months ended March 31, 2004 from $12,462 a year ago, primarily as a result of higher professional services costs related to our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three months ended March 31, 2004 compared to a year ago, resulted from increased sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of March 31, 2004, had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of March 31, 2004, we had approximately $445,155 in cash and cash equivalents and short-term investments and working capital of $373,793. Additionally, we had long-term investments of $401,234 in marketable debt securities and $4,051 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future.

      Cash provided by operating activities was $29,656 for the three months ended March 31, 2004 compared to $33,950 a year ago. The cash provided by operating activities during the three months ended March 31, 2004 was primarily attributable to the net income of $5,701, non-cash charges of $20,329 and net changes in operating assets and liabilities of $3,663. The positive impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 1.75% and 3 1/4% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities a year ago was attributable to a net loss of $7,358, offset by non-cash charges of $37,198 and net changes in operating assets and liabilities of $3,266. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services and stock compensation and amortization of debt issuance costs.

      Cash provided by investing activities was $245,730 for the three months ended March 31, 2004 compared to $22,071 a year ago. Cash provided by investing activities for the three months ended March 31, 2004 primarily related to $276,551 of proceeds from the maturities and sales of available-for-sale securities, partially offset by $24,600 of purchases of available-for-sale securities. Cash provided by investing activities a year ago primarily related to proceeds from maturities and redemptions of held-to-maturity securities, partially offset by purchases of held-to-maturity securities. Investments in property and equipment were $6,568 and $3,706 for the three months ended March 31, 2004 and 2003, respectively. Subsequent to March 31, 2004, we paid approximately $40,000 in cash for all of the outstanding capital stock of Dakota Imaging, Inc. and agreed to pay up to an additional $25,000 if certain financial milestones are achieved.

      Cash provided by financing activities was $104,028 for the three months ended March 31, 2004 compared to cash provided by financing activities of $16,913 a year ago. Cash provided by financing activities for the three months ended March 31, 2004 principally related to the net proceeds of $98,115 from the issuance of our convertible redeemable exchangeable preferred stock and the net proceeds of $10,885 related to exercises of employee stock options. Cash provided by financing activities a year ago primarily related to net proceeds of $17,025 from exercises of employee stock options.

      As of March 31, 2004, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 2004 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023, the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007 and obligations under operating leases. Additionally, we had commitments to make potential earnout payments of up to an aggregate of $157,405, as of March 31, 2004, related to completed acquisitions, of which approximately $19,000 was paid in April 2004.

      Our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from December 31, 2003.

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

Loss of a small number of sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of companies. Thus, the loss of a small number of these relationships or a reduction in the purchases by a portion of these sponsors could have a material adverse effect on our Portal Services revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” below and “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

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

Risks Related to the Development and Performance of Our

Healthcare Information Services and Technology Solutions

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones

      We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” in our 2003 Annual Report on Form 10-K.

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

      The amount and timing of future expenses for the HIPAA and “all-payer” implementations are difficult to estimate and may exceed amounts we have budgeted or continue for longer than expected. For more information, see “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

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

During times when we are making significant changes to our products and services, there are increased risks of performance problems

      If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. See “Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones” above. The software and systems that we sell and that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any enhancements, updates and new versions that we market or use. Even if new products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

      For example, we have had and may continue to have transmission or processing problems relating to implementation of the HIPAA electronic transaction and code sets standards and our “all-payer” suite of services. See “Developing and implementing new or updated products and services may take longer and cost more than expected” above. These problems include: transmission failures resulting from sending large batches of electronic transactions to non-commercial payers who have been accustomed to receiving transactions through a greater number of smaller batches; enrollment and other set-up errors resulting from initiating services to large numbers of customers simultaneously; and various other transmission, processing, interfacing and service problems resulting from the implementation of new software and new business processes.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

      A significant security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services. See also “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Security Standards” in our 2003 Annual Report on Form 10-K.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Envoy and WebMD Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see the other “Risks Related to Providing Products and Services to the Healthcare Industry” described below in this section and “Business — Government Regulation” in our 2003 Annual Report on Form 10-K);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

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

The HIPAA Transaction and Code Sets Standards creates risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Application of the Transaction Standards to WebMD. October 16, 2003 was the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets standards (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Envoy to civil monetary penalties, and possibly to criminal penalties. On July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Envoy announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners.

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

      Implementation Challenges. Implementation of the Transaction Standards has presented us with significant technical and operational challenges. For example, the Transaction Standards cover not only transaction formats, but also required content, including some content not previously collected by most providers. We are working with our trading partners on quality assurance and testing as we enhance our clearinghouse services for transmitting additional data content provided for in the Transaction Standards. We plan to place these services into production as both our systems and payers’ adjudication systems become fully capable of handling the additional data content. As with any highly complex transition involving significant modifications to trading partner systems, we are experiencing some problems during this process. Another aspect of the implementation challenges resulting from the Transaction Standards is the increase in computing capacity required. The Transaction Standards formats are much larger than the pre-existing ones. We are utilizing more computing capacity than we had anticipated. As a result, our systems have experienced inefficiencies that have resulted in processing delays. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. See also “Developing and implementing new or updated products and services may take longer and cost more than expected” and “During times when we are making significant changes to our products and services, there are increased risks of performance problems” above.

      From October 16, 2003 to the date of this Quarterly Report, a large majority of the claims we have received from submitters used legacy formats and very few contained the additional data content provided for in the Transaction Standards. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse. In order to facilitate transmission of claims with the standard HIPAA format, our clearinghouse software uses edits, including the use of default data, in the transmission of claims from our clearinghouse and some data received by us is not transmitted by us. To date, our software, editing procedures and production criteria for additional HIPAA content have not had a material effect on our ability to process and transmit transactions.

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

      For additional information regarding the Transaction Standards and a discussion of the risks and challenges associated with other portions of HIPAA and related regulations, see “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

Other regulations under HIPAA create risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Risks Relating to the HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information, which we refer to as the Privacy Standards, establish a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may restrict the manner in which we transmit and use certain information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. There can be no assurances that we will adequately address the risks created by the Privacy Standards or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

      Risks Relating to the HIPAA Unique Employer Identifier Standard. The HIPAA Unique Employer Identifier Standard establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by covered entities. This rule requires the use of an employer identification number (EIN) as assigned by the IRS on all standard transactions that require an employer identifier to identify a person or entity as an employer. This standard applies to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Unique Employer Identifier Standard by July 30, 2004. The effect of the Unique Employer Identifier Standard on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Unique Employer Identifier Standard and its implementation or that we will be able to take advantage of any resulting opportunities.

      Risks Relating to the HIPAA Security Standards. On February 20, 2003, HHS published the final HIPAA Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and in establishing that our systems meet the 42 specifications. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

      Risks Relating to the HIPAA NPI Standard. On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for health care providers, commonly referred to as the National Provider Identifier Standard, or the NPI Standard. The NPI Standard requires health care providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System (NPS), and to use the NPI in standard transactions where a provider identifier is required. The NPI Standard requires health plans and health care clearinghouses to use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. The NPI Standard is effective May 23, 2005. Most participants in the healthcare industry must be in compliance with the NPI Standard by May 23, 2007. There can be no assurances that that we will adequately address any business risks created by the NPI rule and its implementation or that we will be able to take advantage of any resulting business opportunities.

Changes in government regulation or industry guidelines could adversely affect our continuing medical education offerings

      WebMD Health’s Medscape physician portal is a leading provider of online continuing medical education, or CME, to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities. We receive funding from pharmaceutical and medical device companies for these CME programs. See “Business — Healthcare Information Services and Technology Solutions — WebMD Health — Medscape from WebMD — Continuing Medical Education (CME)” in our 2003 Annual Report on Form 10-K.

      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit. In August 2002, ACCME awarded Medscape a two-year provisional accreditation as a CME provider, allowing Medscape to certify online CME activities. Provision of CME is also subject to government regulation by the FDA and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare. Among the goals of regulation of CME is ensuring that funding of CME programs by pharmaceutical and medical device companies is not a means of providing improper remuneration to physicians or others in a position to generate business for those companies and does not result in improper influence or control of the content of CME programs by the sponsoring companies. See “Business — Government Regulation — Regulation of Healthcare Relationships” and “—FDA and FTC Regulation of Advertising” in our 2003 Annual Report on Form 10-K and “Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies” below.

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

      For more information regarding healthcare regulation to which we are or may be subject, see “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

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

      For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

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

      Some of our portal services may, through contractual relationships, be affected by the HIPAA Privacy Standards and Security Standards. For more information regarding the HIPAA Privacy and Security Standards and other regulation of the collection, use and disclosure of personal information to which we may be subject, see “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

Our ability to maintain or increase our Portal Services sponsorship revenues will depend, in part, on our ability to retain or increase usage of our Portal Services by consumers and physicians

      WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its online physician and consumer portals and related e-mailed newsletters. Our WebMD Health sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. While we currently attract a large audience of health-involved consumers and clinically active healthcare professionals to our online offerings, we cannot provide assurance that we will continue to do so. Users of our portals have numerous other online and offline sources of healthcare information services. In addition, some of WebMD Health’s traffic and new members come to it through relationships with third parties, including MSN and AOL, and, as a result, may vary based on the amount of traffic to sites of the third parties and other factors outside our control and may cease if the relationship ends.

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

Our Internet-based services require uninterrupted communications and computer service from third-party service providers and our own systems

      Our Web sites are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on communications and hosting services provided by third parties. We also rely on internal systems to prepare and deliver content for our Web sites and for other purposes. We do not maintain redundant systems or facilities for some of these services. To operate without interruption, both we and our service providers must guard against:

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

      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants distributed by Porex in the United States. For a description of these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation” in our 2003 Annual Report on Form 10-K.

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

We face significant competition for our products and services

      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” and “Business — Porex — Competition” in our 2003 Annual Report on Form 10-K.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses in each year since our inception and, as of December 31, 2003, we had an accumulated deficit of approximately $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, during certain quarterly periods, including the current quarterly period ended March 31, 2004, we incurred a net loss for the year ended December 31, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation

      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” in our 2003 Annual Report on Form 10-K and Part II, Item 1 of this Quarterly Report.

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

      Principal amounts expected to mature are $2.3 million, $0.3 million, $343.7 million, and $50 million during the remainder of 2004, 2005, 2006 and 2007, respectively. These include investments totaling $307.6 million in federal agency notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were ($0.3) million and $0.3 million, during the three month periods ended March 31, 2004 and 2003, respectively.

ITEM 4.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K, WebMD has been named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleges that WebMD aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. Plaintiffs also allege that WebMD made certain negligent misrepresentations with respect to these transactions. On December 16, 2003, WebMD filed a demurrer, seeking dismissal of plaintiffs’ two claims against it. This demurrer is pending with the Court.

      In March 2004, McKesson Corp. filed cross-complaints against General Electric Capital Corporation, Inc., Computer Associates International, Inc., and WebMD for declaratory relief and indemnification, alleging that each of these cross-defendants is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by Plaintiffs against McKesson. McKesson seeks judicial determinations of the comparative fault of McKesson and each cross-defendant for damages claimed by Plaintiffs, if any such damages are found to exist, and declarations of the amount that each cross-defendant is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by Plaintiffs against McKesson. WebMD intends to vigorously defend against the plaintiffs’ claims and McKesson Corp.’s cross-claims against WebMD and WebMD, Inc.

At Home Corporation General Unsecured Creditors Trust

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K, on December 4, 2003, WebMD was served with a complaint in an adversary proceeding in the Bankruptcy Court for the Northern District of California brought by the trustee for the At Home Corporation General Unsecured Creditors Trust alleging, among other things, breach of contract.

      The plaintiff originally claimed that damages are in excess of $8 million, but recently asserted that potential damages could amount to approximately $39 million. WebMD intends to vigorously defend against the plaintiff’s claims.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a) During the three months ended March 31, 2004, WebMD issued an aggregate of 32,150 shares of WebMD common stock to eleven individuals in twelve transactions exempt from registration under section 3(a)(9) of the Securities Act. The shares were issued upon exercise of outstanding warrants originally issued to Gleacher & Co. and transferred by it to the individuals. The number of shares and dates for these transactions are: 15,929 shares on January 5, 2004; 345 shares on January 9, 2004; 12,024 shares on January 12, 2004; 367 shares on January 13, 2004; 2,139 shares on January 14, 2004; and 1,346 shares on January 20, 2004.

      On March 11, 2004, WebMD issued 589,852 shares of WebMD common stock to Misys Technology Investments, Ltd. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      For information regarding our issuance, in a transaction exempt from registration under Section 4(2) of the Securities Act, of Convertible Redeemable Exchangeable Preferred Stock, see Note 4 to the consolidated financial statements included in this Quarterly Report, which is incorporated by reference herein.

      (b) The following table provides information about purchases by WebMD during the three months ended March 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

01/01/04-01/31/04	237,700	$9.03	237,700	$41,494,014
02/01/04-02/29/04	308,550	$8.85	308,550	$38,764,794
03/01/04-03/31/04	—	$—	—	$38,764,794

Total	546,250	$8.93	546,250	$38,764,794

(1)	These repurchases were made pursuant to the repurchase program that we announced on March 29, 2001 that originally authorized WebMD to use up to $50 million to purchase shares of its common stock from time to time beginning on April 2, 2001. On November 2, 2001, the maximum aggregate amount of purchases under this program was increased to $100 million and on November 7, 2002 it was increased to $150 million.

ITEM 6.	Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

      (b) The following Current Reports on Form 8-K were filed or furnished by the Registrant during the quarter ended March 31, 2004:

•	Current Report on Form 8-K, filed March 5, 2004, regarding private placement of $100 million of Convertible Redeemable Exchangeable Preferred Stock

•	Current Report on Form 8-K, filed March 4, 2004, regarding announcement of WebMD’s results for the quarter and year ended December 31, 2003 and that 2004 Annual Meeting of Stockholders will be held on September 23, 2004

•	Current Report on Form 8-K, filed January 27, 2004, regarding announcement of the purchase of Physicians’ Online and matters regarding release of year-end results

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer

Date: May 7, 2004

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
3.2	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
3.3	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1