Form 10-Q
period 2004-06-30
WEBMD CORP /NEW/
filed 2004-08-09
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☒     No ☐

As of August 2, 2004, there were 313,040,051 shares of the

registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2004

WebMD®, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Intergy®, Medifax®, Medifax-EDI®, Medscape®, MEDPOR®, Medpulse®, POREX®, Publishers’ Circle®, The Little Blue BookTM, The Little Yellow BookTM, The Medical Manager®, ULTIATM, WebMD Health HubTM and WellMed® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 32, the following important risks and uncertainties could affect future results, causing those results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 32 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,611	$63,298
Short-term investments	606	207,383
Accounts receivable, net	187,149	181,173
Inventory	12,022	12,158
Current portion of prepaid content and distribution services	16,114	18,116
Other current assets	24,934	25,973

Total current assets	447,436	508,101

Marketable debt securities	592,105	451,290
Marketable equity securities	3,206	4,744
Property and equipment, net	75,128	77,278
Prepaid content and distribution services	22,667	31,992
Goodwill	891,406	844,448
Intangible assets, net	185,175	184,130
Other assets	37,221	33,323

	$2,254,344	$2,135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,767	$10,390
Accrued expenses	190,716	208,430
Deferred revenue	101,516	86,708

Total current liabilities	301,999	305,528

3 1/4% convertible subordinated notes due 2007	299,999	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	1,078	1,182

Commitments and contingencies

Convertible redeemable exchangeable preferred stock, $0.0001 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2004	98,181	—
Stockholders’ equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized; 390,699,641 shares issued at June 30, 2004; 384,751,705 shares issued at December 31, 2003	39	38
Additional paid-in capital	11,761,696	11,726,734
Deferred stock compensation	(10,179)	(4,683)
Treasury stock, at cost; 77,123,115 shares at June 30, 2004; 76,576,865 shares at December 31, 2003	(352,735)	(347,858)
Accumulated deficit	(10,200,644)	(10,212,054)
Accumulated other comprehensive income	4,910	16,420

Total stockholders’ equity	1,203,087	1,178,597

	$2,254,344	$2,135,306

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$281,881	$233,418	$553,095	$454,949
Costs and expenses:
Cost of operations	163,961	135,441	326,603	261,286
Development and engineering	12,991	10,403	24,087	21,320
Sales, marketing, general and administrative	83,298	69,359	160,292	137,467
Depreciation, amortization and other	13,148	14,944	25,733	41,864
Legal expense	2,215	—	4,252	—
Interest income	4,511	4,985	9,994	10,033
Interest expense	4,838	2,926	9,586	5,741
Other income, net	447	1,118	484	1,301

Income (loss) from continuing operations before income tax provision	6,388	6,448	13,020	(1,395)
Income tax provision	613	1,001	1,544	1,988

Income (loss) from continuing operations	5,775	5,447	11,476	(3,383)
Loss from discontinued operations, net of income taxes	—	(31,717)	—	(30,245)

Net income (loss)	$5,775	$(26,270)	$11,476	$(33,628)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.02	$0.04	$(0.01)
Loss from discontinued operations	—	(0.11)	—	(0.10)

Net income (loss)	$0.02	$(0.09)	$0.04	$(0.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.02	$0.03	$(0.01)
Loss from discontinued operations	—	(0.10)	—	(0.10)

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.11)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	312,281	304,001	310,886	303,447

Diluted	337,763	325,796	332,582	303,447

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$11,476	$(33,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	30,245
Depreciation, amortization and other	25,733	41,864
Amortization of debt issuance costs	1,498	774
Non-cash content and distribution services	11,284	12,149
Non-cash stock-based compensation	4,441	7,558
Gain on investments	(363)	(183)
Gain on the sale of property and equipment	(121)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,389)	(5,743)
Inventory	136	(896)
Prepaid content and distribution services	79	(445)
Accounts payable	(900)	1,930
Accrued expenses	(19,179)	(26,283)
Deferred revenue	10,899	478
Other, net	(946)	4,946

Net cash provided by continuing operations	40,648	32,766
Net cash provided by discontinued operations	—	4,553

Net cash provided by operating activities	40,648	37,319

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	329,163	2,631
Proceeds from maturities and redemptions of held-to-maturity securities	—	102,919
Purchases of available-for-sale securities	(274,600)	(6,730)
Purchases of held-to-maturity securities	—	(124,931)
Proceeds received from the sale of property and equipment	417	—
Purchases of property and equipment	(12,047)	(8,861)
Cash paid in business combinations, net of cash acquired	(58,060)	(14,701)
Other changes in equity of discontinued operations	—	(4,596)

Net cash used in continuing operations	(15,127)	(54,269)
Net cash provided by discontinued operations	—	3,886

Net cash used in investing activities	(15,127)	(50,383)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,011	28,578
Payments of notes payable and other	(257)	(25)
Net proceeds from issuance of convertible debt	—	290,500
Net proceeds from issuance of preferred stock	98,115	—
Purchases of treasury stock	(4,877)	(18,125)

Net cash provided by continuing operations	117,992	300,928
Net cash used in discontinued operations	—	(6,538)

Net cash provided by financing activities	117,992	294,390
Effect of exchange rates on cash	(200)	663

Net increase in cash and cash equivalents	143,313	281,989
Changes in cash attributable to discontinued operations	—	(1,901)
Cash and cash equivalents at beginning of period	63,298	175,596

Cash and cash equivalents at end of period	$206,611	$455,684

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003

Raw materials and supplies	$3,275	$3,142
Work-in-process	1,557	1,394
Finished goods and other	7,190	7,622

	$12,022	$12,158

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$5,775	$(26,270)	$11,476	$(33,628)
Add: Stock-based employee compensation expense included in reported net income (loss)	2,736	3,801	4,441	7,558
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(19,889)	(19,421)	(36,941)	(37,379)

Pro forma net loss	$(11,378)	$(41,890)	$(21,024)	$(63,449)

Net income (loss) per common share:
Basic — as reported	$0.02	$(0.09)	$0.04	$(0.11)

Diluted — as reported	$0.02	$(0.08)	$0.03	$(0.11)

Basic and diluted — pro forma	$(0.04)	$(0.14)	$(0.07)	$(0.21)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income (loss) has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2004 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2003 assumptions except with respect to the volatility assumption, which was 0.6 for options granted during the six months ended June 30, 2004. The 2003 assumptions were included in Note 15 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Common Share

      Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to consider the effect of potentially dilutive securities. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic and diluted income (loss):
Income (loss) from continuing operations	$5,775	$5,447	$11,476	$(3,383)
Loss from discontinued operations	—	(31,717)	—	(30,245)

Net income (loss)	$5,775	$(26,270)	$11,476	$(33,628)

Weighted-average shares — Basic	312,281	304,001	310,886	303,447
Effect of dilutive securities:
Employee stock options and warrants	14,844	21,795	15,617	—
Convertible redeemable exchangeable preferred stock	10,638	—	6,079	—

Adjusted weighted-average shares after assumed conversions — Diluted	337,763	325,796	332,582	303,447

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.02	$0.04	$(0.01)
Loss from discontinued operations	—	(0.11)	—	(0.10)

Net income (loss)	$0.02	$(0.09)	$0.04	$(0.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.02	$0.03	$(0.01)
Loss from discontinued operations	—	(0.10)	—	(0.10)

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.11)

      The Company has excluded convertible subordinated notes and restricted stock, as well as certain outstanding warrants and stock options, from the calculation of diluted income (loss) per common share because such securities were either anti-dilutive or were not convertible into common stock in accordance with their terms during the periods presented. The following table presents the total number of shares that

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could potentially dilute basic income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Options, warrants and restricted stock	72,403	81,208	72,398	129,370
Convertible notes	55,129	51,880	55,129	51,880

	127,532	133,088	127,527	181,250

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Business Combinations and Significant Transactions

2004 Acquisitions

      On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held company based in Baltimore, Maryland. Dakota is a provider of automated healthcare claims processing technology and Business Process Outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-adjudication and auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $39,717 in cash at closing and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $28,380 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $4,400 relating to customer relationships with estimated useful lives of ten years and $8,700 relating to acquired technology with an estimated life of five years. The financial information of Dakota has been included in the financial statements of the Company from April 30, 2004, the closing date of the acquisition, and is included in the Transaction Services segment.

      During the six months ended June 30, 2004, the Company acquired one physician services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company meets certain financial milestones. In connection with the preliminary allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The financial information of this company has been included in the financial statements of the Company from the acquisition closing date and is included in the Physician Services segment.

2003 Acquisitions

      On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration was approximately $280,065, comprised of $276,065 in cash and $4,000 of estimated acquisition costs, for all of the outstanding capital stock of Medifax. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $179,090 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a tradename with an estimated useful life of one year. The financial information of Medifax has been included in the financial statements of the Company from December 22, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,805 in cash for all of the outstanding capital stock of the acquired company and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,478 and an intangible asset subject to amortization of $2,392 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible asset is acquired technology with an estimated useful life of five years. The financial information of the acquired company has been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $112,891, comprised of $108,368 in cash and $4,523 of acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company agreed to pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. During April 2004, the Company paid $17,455 in cash as a result of the achievement of certain financial milestones. This payment resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $61,453 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The financial information of the acquired company has been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for LBB was approximately $10,535, comprised of $10,400 in cash and acquisition costs of $135. Additionally, the Company will pay up to $2,500 if LBB meets certain financial milestones during the years ending December 31, 2003 and 2004. During April 2004, the Company paid $1,500 in cash as a result of the achievement of certain financial milestones. This payment resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $8,661 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The financial information of LBB has been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and is included in the Portal Services segment.

      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and acquisition costs of $52. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The financial information of the acquired business has been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and is included in the Portal Services segment.

      In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,182, which was paid in cash. Additionally, the Company will pay up to $675 beginning in 2005 if some of the acquired companies meet certain financial milestones. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the preliminary allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The financial information of these companies has been included in the financial statements of the Company from the respective acquisition closing dates and is included in the Physician Services segment.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for the six months ended June 30, 2003 gives effect to the acquisitions of ABF and Medifax, including the amortization of intangible assets, as if they had occurred on January 1, 2003. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2004 and 2003 have been excluded as the pro forma impact of such acquisitions was not significant to the six months ended June 30, 2004 and June 30, 2003.

Six Months Ended
June 30, 2003

Revenue	$522,949
Income from continuing operations	$2,919
Net loss	$(27,326)
Basic income (loss) per common share:
Income from continuing operations	$0.01

Net loss	$(0.09)

Diluted income (loss) per common share:
Income from continuing operations	$0.01

Net loss	$(0.08)

Significant Transactions

      As more fully discussed in Note 3 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. in May 2001. Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online properties. The original term of the agreement was for three years, ending in May 2004. The Company had a right to extend the agreement for an additional three-year term if the Company’s revenue share did not exceed certain thresholds during the original three-year term. These thresholds were not met and the Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company’s revenue share will be subject to a minimum annual guarantee.

      As more fully discussed in Note 3 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K, the Company entered into a strategic relationship with Microsoft in April 2001, including an agreement to program the MSN health channel. That agreement has been amended to change the expiration date from June 30, 2004 to December 31, 2004.

3.	Discontinued Operations

      On August 1, 2003, the Company completed the sale of two operating units of Porex, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”) to enable Porex to focus on its porous materials businesses. Accordingly, the historical financial information of these operating units has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The operating units were sold in two separate transactions for an aggregate sales price of $46,500. An impairment charge of $33,113 was recorded in the results for the quarter ended June 30, 2003 to reduce the long-lived assets of Porex Bio and Porex Medical to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name and patent intangibles and $1,387

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. During the three months ended September 30, 2003, the Company recorded a loss on disposal of $3,491, primarily representing certain costs related to the disposition. Summarized operating results for the discontinued units for the three and six months ended June 30, 2003 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Revenue	$13,053	$26,265

Loss from discontinued operations	$(31,717)	$(30,245)

4.	Convertible Redeemable Exchangeable Preferred Stock

      On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (“Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (“CalPERS/PCG Corporate Partners”). CalPERS/PCG Corporate Partners is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

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

      Holders of the Preferred Stock will not receive any dividends unless the holders of common stock do, in which case holders of the Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of the Preferred Stock would have received had they converted such Preferred Stock into common stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, the Company is required to pay to CalPERS/PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock.

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

      The Company incurred issuance costs related to the 1.75% Notes of approximately $10,875, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand redemption.

3 1/4% Convertible Subordinated Notes Due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of June 30, 2004, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006.

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

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100,000 and on November 7, 2002 it was increased to $150,000. As of June 30, 2004, the Company had repurchased a total of 22,859,606 shares at a cost of approximately $111,235 under the Program, of which 546,250 shares were repurchased during the three months ended March 31, 2004 for an aggregate purchase price of $4,877. The Company did not repurchase any of its common stock during the three months ended June 30, 2004. As of June 30, 2003, the Company had repurchased a total of 22,060,656 shares at a cost of approximately $104,167 under the Program, of which 2,058,496 shares and 2,069,496 shares were repurchased during the three and six months ended June 30, 2003 for an aggregate purchase price of $18,032 and $18,125, respectively. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of June 30, 2004, the Company had $38,765 available to repurchase shares of its common stock under the Program.

7.	Segment Information

      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K. Inter-segment revenues represent sales of Transaction Services products into the Physician Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain on investments, other income, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.

      The Company has aligned its business into four operating segments as follows:

      Transaction Services or WebMD Envoy provides healthcare reimbursement cycle management services, including transmission of transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. WebMD Envoy also provides automated patient billing services to providers, including statement printing and mailing services. In addition, WebMD Envoy provides third party administrators and health insurers with automated healthcare claims processing technology and outsourcing services for document processing, scanning, data scrubbing and online secure document management, as well as paid-claims communication services, including print-and-mail services for the distribution of checks, remittance advice and explanation of benefits.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Transaction services	$166,037	$118,021	$329,816	$233,514
Physician services	71,773	76,797	142,779	148,808
Portal services	31,852	26,538	58,161	48,718
Plastic technologies	20,737	18,596	39,158	35,922
Inter-segment eliminations	(8,518)	(6,534)	(16,819)	(12,013)

	$281,881	$233,418	$553,095	$454,949

Income (loss) before taxes, non-cash and other items
Transaction services	$28,914	$22,342	$58,764	$46,393
Physician services	1,771	6,359	3,122	12,656
Portal services	7,626	6,192	12,168	10,210
Plastic technologies	6,275	5,507	11,317	10,167
Corporate	(14,228)	(12,381)	(27,533)	(24,843)
Interest income	4,511	4,985	9,994	10,033
Interest expense	(4,838)	(2,926)	(9,586)	(5,741)

	30,031	30,078	58,246	58,875

Taxes, non-cash and other items
Depreciation, amortization and other	(13,148)	(14,944)	(25,733)	(41,864)
Non-cash content and distribution services and stock compensation	(8,727)	(9,804)	(15,725)	(19,707)
Legal expense	(2,215)	—	(4,252)	—
Other income, net	447	1,118	484	1,301
Income tax provision	(613)	(1,001)	(1,544)	(1,988)

Income (loss) from continuing operations	5,775	5,447	11,476	(3,383)
Loss from discontinued operations	—	(31,717)	—	(30,245)

Net income (loss)	$5,775	$(26,270)	$11,476	$(33,628)

8.	Investments

      As of June 30, 2004 and December 31, 2003, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. As of June 30, 2004 and December 31, 2003, all of the Company’s marketable

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities were classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	June 30, 2004		December 31, 2003

	Cost Basis	Fair Value	Cost Basis	Fair Value

Short-term investments	$606	$606	$205,962	$207,383
Marketable debt securities — long-term	595,073	592,105	445,810	451,290
Marketable equity securities — long-term	1,527	3,206	1,773	4,744

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$606	$606
Due after one year through five years	595,073	592,105

Total	$595,679	$592,711

9. Comprehensive Loss

      Comprehensive loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding losses on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive loss for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Foreign currency translation gains (losses)	$(40)	$1,178	$(349)	$1,512
Unrealized losses on securities:
Unrealized holding losses	(9,225)	(2,695)	(10,798)	(1,628)
Less: reclassification adjustment for net gains realized in net income (loss)	447	—	363	183

Net unrealized losses on securities	(9,672)	(2,695)	(11,161)	(1,811)

Other comprehensive loss	(9,712)	(1,517)	(11,510)	(299)
Net income (loss)	5,775	(26,270)	11,476	(33,628)

Comprehensive loss	$(3,937)	$(27,787)	$(34)	$(33,927)

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the six months ended June 30, 2004 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003	$341,967	$182,085	$23,705	$38,286	$586,043
Goodwill recorded during the period	244,021	1,469	12,731	—	258,221
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	522	522

Balance as of December 31, 2003	585,988	182,809	36,843	38,808	844,448
Goodwill recorded during the period	45,835	—	1,500	—	47,335
Adjustments to finalize purchase price allocations	(325)	—	(116)	—	(441)
Effects of exchange rates	—	—	—	64	64

Balance as of June 30, 2004	$631,498	$182,809	$38,227	$38,872	$891,406

      Intangible assets subject to amortization consist of the following:

	June 30, 2004			December 31, 2003

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$329,604	$(211,485)	$118,119	$325,160	$(206,163)	$118,997
Trade names	30,316	(23,175)	7,141	30,316	(19,756)	10,560
Technology and patents	200,018	(149,715)	50,303	191,318	(146,905)	44,413
Non-compete agreements	11,060	(1,448)	9,612	11,019	(859)	10,160

Total	$570,998	$(385,823)	$185,175	$557,813	$(373,683)	$184,130

      Amortization expense was $6,125 and $12,140 for the three and six months ended June 30, 2004, respectively, and $8,573 and $29,259 for the three and six months ended June 30, 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2004 (July 1st to December 31st)	12,537
2005	20,742
2006	17,760
2007	16,949
2008	16,462
Thereafter	100,725

11. Commitments and Contingencies

      The United States Attorney for the District of South Carolina is conducting an investigation of the Company. Based on the information available to the Company as of the date of this Quarterly Report, the Company believes that the investigation relates principally to issues of financial reporting for Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and the Company’s Medical Manager Health Systems subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it may continue. The Company intends to continue to

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fully cooperate with the authorities in this matter. While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigation, it expects that they may continue to be significant. For the three and six months ended June 30, 2004, those expenses are reflected as “Legal Expenses” in the accompanying consolidated statements of operations.

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

12. Subsequent Event

      On July 12, 2004, the Company entered into a definitive agreement to acquire VIPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a full range of solutions for systems support, claims processing, provider performance measurement, quality improvement, fraud prevention, disease management and predictive modeling. The Company will pay approximately $160,000 in cash at closing. The purchase price is subject to customary post-closing adjustments.

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

Overview

      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of WebMD, a brief discussion of our operating segments and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of June 30, 2004.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

Introduction

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

      On August 1, 2003, we completed the sale of two operating units of our Plastic Technologies segment. Accordingly, the historical results of these two operating units, including the loss related to the divestitures, have been reclassified as discontinued operations in our financial statements.

Operating Segments

      We have aligned our business into four operating segments as follows:

•	Transaction Services or WebMD Envoy. We provide healthcare reimbursement cycle management services, including transmission of transactions between healthcare payers and physicians, pharmacies, dentists, hospitals, laboratory companies and other healthcare providers using dial-up, Internet and dedicated communication methods. We provide automated patient billing services to providers, including statement printing and mailing services. In addition, we provide third party administrators and health insurers with automated healthcare claims processing technology and outsourcing services for document processing, scanning, data scrubbing and online secure document management, as well as paid-claims communication services, including print-and-mail services for the distribution of checks, remittance advice and explanation of benefits.

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

Background Information on Certain Trends and Strategies

      Implementation of the HIPAA Transaction Standards. Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules, including rules to establish standards and requirements for the electronic transmission of certain healthcare transactions, which we refer to as the Transaction Standards. The compliance date for the Transaction Standards was October 16, 2003. The Transaction Standards are applicable to the portions of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Envoy and Medical Manager Network Services. In order to implement the Transaction Standards, WebMD Envoy has made and continues to make significant changes to its systems and the software it uses internally. Similarly, the implementation has required payers and providers to simultaneously implement changes to their systems and/or internal procedures. As a result, this implementation process and related testing has been an immense challenge for the healthcare industry, including WebMD. As a leading clearinghouse for healthcare transactions and a leading vendor of physician office management information systems, WebMD has been the focus of a great deal of scrutiny in the implementation process and has received some criticism for difficulties encountered by our customers and for delays in correcting some of those problems. Given the nature and scope of the changes being implemented, the large number of healthcare industry participants involved and our position in the industry, we expected that there would be some processing problems and delays. We continue to work diligently to identify and resolve these problems as they occur, while at the same time committing significant resources to keeping the implementation process moving forward. We expect that the majority of work related to the HIPAA Transaction Standards will be completed by December 31, 2004.

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

Portal Services or WebMD Health. Customers pay us for advertising, sponsorship, healthcare management tools, continuing medical education (“CME”), content syndication and distribution, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or a Web site co-branded with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2003.

•	Investments. Our investments, at June 30, 2004, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and equity investments in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At June 30, 2004, we had net operating loss carryforwards of approximately $1.9 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Restructuring and Integration. In connection with our restructuring and integration efforts, modifications to our strategic relationship with News Corporation resulted in a change in the

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

Results of Operations

      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Revenue	281,881	100.0	233,418	100.0	553,095	100.0	454,949	100.0
Cost and expenses:
Cost of operations	163,961	58.2	135,441	58.0	326,603	59.0	261,286	57.4
Development and engineering	12,991	4.6	10,403	4.5	24,087	4.4	21,320	4.7
Sales, marketing, general and administrative	83,298	29.5	69,359	29.7	160,292	29.0	137,467	30.2
Depreciation, amortization and other	13,148	4.7	14,944	6.4	25,733	4.6	41,864	9.2
Legal expense	2,215	0.8	—	—	4,252	0.8	—	—
Interest income	4,511	1.6	4,985	2.1	9,994	1.8	10,033	2.2
Interest expense	4,838	1.7	2,926	1.2	9,586	1.7	5,741	1.3
Other income, net	447	0.2	1,118	0.5	484	0.1	1,301	0.3

Income (loss) from continuing operations before income tax provision	6,388	2.3	6,448	2.8	13,020	2.4	(1,395)	(0.3)
Income tax provision	613	0.3	1,001	0.5	1,544	0.3	1,988	0.4

Income (loss) from continuing operations	5,775	2.0	5,447	2.3	11,476	2.1	(3,383)	(0.7)
Loss from discontinued operations	—	—	(31,717)	(13.6)	—	—	(30,245)	(6.7)

Net income (loss)	5,775	2.0	(26,270)	(11.3)	11,476	2.1	(33,628)	(7.4)

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include administrative services, such as transaction processing for medical, dental and pharmacy claims, automated healthcare claims processing and document management technology and outsourcing services, automated print-and-mail services, paid-claims communication services and clinical lab and reporting services, such as lab test orders and results. A significant portion of Transaction Services revenue is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. We also sell support and maintenance services related to the hardware and software associated with our practice management systems. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. A significant portion of Portal Services revenue is derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Portal Services also provides a suite of online tools and related services to employers and health plans for use by their employees and plan members. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

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

      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to content and distribution services acquired in exchange for our equity securities and stock compensation expense primarily related to the amortization of deferred compensation. Content and distribution services consist of advertising, promotion and distribution services from our arrangements with News Corporation, Microsoft, AOL and other partners. Stock compensation primarily relates to deferred compensation associated with the intrinsic value of the unvested portion of stock options issued in exchange for outstanding stock options of companies we acquired in 2000, the excess of the market price over the exercise price of options granted to employees and the market price of restricted stock granted to employees.

      Legal expense consists of costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

      The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003. Amounts are in thousands unless otherwise noted.

Revenues

      Revenues for the three months ended June 30, 2004 were $281,881, compared to $233,418 for the three months ended June 30, 2003. The Transaction Services, Portal Services and Plastic Technologies segments were responsible for $48,016, $5,314 and $2,141, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $5,024 in Physician Services and an increase of $1,984 in inter-segment eliminations.

      Revenues for the six months ended June 30, 2004 were $553,095, compared to $454,949 for the six months ended June 30, 2003. Transaction Services, Portal Services and Plastic Technologies segments were responsible for $96,302, $9,443 and $3,236, respectively, of the revenue increase for the six-month period, which was partially offset by a decrease in revenue of $6,029 in Physician Services and an increase of $4,806 in inter-segment eliminations.

      Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $38,938 to the overall increase in revenue of $48,463 for the three months ended June 30, 2004, and $79,652 to the overall increase in revenue of $98,146 for the six months ended June 30, 2004. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers.

Costs and Expenses

      Cost of Operations. Cost of operations was $163,961 and $326,603 for the three and six months ended June 30, 2004, compared to $135,441 and $261,286 in the prior year periods. Our cost of operations represented 58.2% and 59.0% of revenues for the three and six months ended June 30, 2004, compared to 58.0% and 57.4% for the three and six months ended June 30, 2003. The inclusion of the Medifax operations had a favorable impact on cost of operations as a percentage of revenue for both the three and six month periods ended June 30, 2004 when compared to a year ago, as Medifax products have higher gross margins than the average gross margins of other products we offer. Partially offsetting the favorable impact of the inclusion of the Medifax operations for both the three and six months ended June 30, 2004 when compared to a year ago was the inclusion of the ABF operations which have products with lower gross margins, due to the high cost of postage associated with providing ABF’s services. Excluding the effect of the ABF and Medifax acquisitions, cost of operations for both the three and six month periods ended June 30, 2004 when compared to a year ago was also impacted by higher sales commissions, as a percentage of revenue, paid to our channel partners and higher costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services. Included in cost of operations were non-cash expenses related to content and distribution services of $346 and $601 during the three and six months ended June 30, 2004 and $827 during both the three and six months ended June 30, 2003, respectively.

      Development and Engineering. Development and engineering expense was $12,991 and $24,087 for the three and six months ended June 30, 2004, compared to $10,403 and $21,320 in the prior year periods. The increase in development and engineering expense for the three and six month periods was primarily attributable to inclusion of the expenses of the Medifax and ABF operations in the 2004 periods.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense increased 20.1% and 16.6% to $83,298 and $160,292 for the three and six months ended June 30, 2004, compared to $69,359 and $137,467 in the prior year periods. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $5,645 and $10,683 for the three and six months ended June 30, 2004, compared to $5,176 and $11,322 for the prior year periods. Non-cash stock compensation was $2,736 and $4,441 for the three and six months ended June 30, 2004, compared to $3,801 and $7,558 for the prior year periods. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with acquisitions we made in 2000, partially offset by additional compensation expense during the three months ended June 30, 2004 related to restricted stock issued to certain employees in March 2004.

      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, increased to $74,917 and $145,168 or 26.6% and 26.2% of revenue, for the three and six months ended June 30, 2004, compared to $60,382 and $118,587, or 25.9% and 26.1% of revenue, for the prior year periods. The increase in sales, marketing, general and administrative expense for both the three and six months ended June 30, 2004 is due to higher personnel and professional services costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services and our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting the increase in sales, marketing, general and administrative expense as a percentage of revenue for both the three and six months ended June 30, 2004 was the impact of the inclusion, in 2004, of the ABF operations which have lower administrative expenses as a percentage of revenue than our other operations.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $13,148 and $25,733 for the three and six months ended June 30, 2004, compared to $14,944 and $41,864 in the prior year periods. The decrease was the result of intangible assets relating to certain acquisitions made in 2000 becoming fully amortized since the beginning of the prior year periods. This decrease was partially offset by depreciation and amortization expense related to the tangible and intangible assets acquired through our 2004 and 2003 Acquisitions.

      Legal Expense. Legal expense was $2,215 and $4,252 for the three and six months ended June 30, 2004 and represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs and expenses may continue to be significant.

      Interest Income. Interest income was $4,511 and $9,994 during the three and six months ended June 30, 2004, compared to $4,985 and $10,033 in the prior year periods. This decrease was primarily due to lower average rates of return, partially offset by higher average investment balances.

      Interest Expense. Interest expense was $4,838 and $9,586 for the three and six months ended June 30, 2004, compared to $2,926 and $5,741 for the prior year periods. Interest expense increased for the three and six months ended June 30, 2004, compared to prior year periods as a result of interest expense and amortization of debt issuance costs related to the 1.75% Convertible Subordinated Notes issued in June and July of 2003.

      Other Income, Net. Other income during the three and six months ended June 30, 2004 includes a gain on the sale of marketable securities of $447. Also included in other income during the six months ended June 30, 2004 was a gain of $121 from the sale of property offset by a loss on the sale of marketable securities of $84. Other income during the three and six months ended June 30, 2003 includes a benefit of $1,118, related to a state tax refund which applied to a pre-acquisition tax year of a company we acquired. Also included in other income during the six months ended June 30, 2003 is a gain of $183, primarily related to investments in two marketable securities that were called for early redemption during the quarter ended March 31, 2003.

      Income Tax Provision. The income tax provision of $613 and $1,544 for the three and six months ended June 30, 2004, and $1,001 and $1,988 for the three and six months ended June 30, 2003, primarily related to tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income.

      Discontinued Operations. Loss from discontinued operations during the three and six months ended June 30, 2003 represents the operating results of the discontinued units of the Plastic Technologies segment. Included in the loss from discontinued operations during the three and six months ended June 30, 2003 is an impairment charge of $33,113 to reduce certain long-lived assets of the discontinued units to fair value.

Results of Operations by Operating Segment

      We evaluate the performance of our business segments based upon income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2003 Annual Report on Form 10-K. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.

      Summarized financial information for each of our operating segments and a reconciliation to net income (loss) is presented below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Transaction services	$166,037	$118,021	$329,816	$233,514
Physician services	71,773	76,797	142,779	148,808
Portal services	31,852	26,538	58,161	48,718
Plastic technologies	20,737	18,596	39,158	35,922
Inter-segment eliminations	(8,518)	(6,534)	(16,819)	(12,013)

	$281,881	$233,418	$553,095	$454,949

Income (loss) before taxes, non-cash and other items
Transaction services	$28,914	$22,342	$58,764	$46,393
Physician services	1,771	6,359	3,122	12,656
Portal services	7,626	6,192	12,168	10,210
Plastic technologies	6,275	5,507	11,317	10,167
Corporate	(14,228)	(12,381)	(27,533)	(24,843)
Interest income	4,511	4,985	9,994	10,033
Interest expense	(4,838)	(2,926)	(9,586)	(5,741)

	30,031	30,078	58,246	58,875

Taxes, non-cash and other items
Depreciation, amortization and other	(13,148)	(14,944)	(25,733)	(41,864)
Non-cash content and distribution services and stock compensation	(8,727)	(9,804)	(15,725)	(19,707)
Legal expense	(2,215)	—	(4,252)	—
Other income, net	447	1,118	484	1,301
Income tax provision	(613)	(1,001)	(1,544)	(1,988)

Income (loss) from continuing operations	5,775	5,447	11,476	(3,383)
Loss from discontinued operations	—	(31,717)	—	(30,245)

Net income (loss)	$5,775	$(26,270)	$11,476	$(33,628)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003.

      Transaction Services. Revenues were $166,037 and $329,816 for the three and six months ended June 30, 2004, compared to $118,021 and $233,514 for the prior year periods. Revenues from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $38,361 and $78,194 of the increase for the three and six months ended June 30, 2004. The remaining increases of $9,655 and $18,108 for the three and six months ended June 30, 2004 were primarily the result of increased sales of our paid-claims communication services, EDI transaction services and automated print-and-mail services.

      Income before taxes, non-cash and other items was $28,914 and $58,764 for the three and six months ended June 30, 2004, an increase of $6,572 or 29.4% and $12,371 or 26.7%, compared to the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items declined to 17.4% and 17.8% for the three and six months ended June 30, 2004, compared to 18.9% and 19.9% for the prior year periods. These decreases were primarily due to higher sales commissions paid to our channel partners, and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services. These higher costs were partially offset by the inclusion, in 2004, of the higher operating margins of ABF and Medifax.

      Physician Services. Revenues were $71,773 and $142,779 for the three and six months ended June 30, 2004, a decrease of $5,024 and $6,029 compared to the prior year periods. The decrease in revenues for both the three and six months ended June 30, 2004, compared to a year ago, related to lower systems sales resulting from longer and more complex sales cycles and from HIPAA implementation and other transition challenges related to our “all-payer” transaction services, partially offset by a continued increase in Network Services revenues. Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions was $577 and $958 for the three and six months ended June 30, 2004, respectively.

      Income before taxes, non-cash and other items was $1,771 and $3,122 for the three and six months ended June 30, 2004, compared to $6,359 and $12,656 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 2.5% and 2.2% for the three and six months ended June 30, 2004, compared to 8.3% and 8.5% for the prior year periods. These decreases as a percentage of revenue were primarily attributable to the lower systems sales discussed above combined with lower systems margins.

      Portal Services. Revenues were $31,852 and $58,161 for the three and six months ended June 30, 2004, an increase of $5,314 or 20.0% and $9,443 or 19.4%, compared to the prior year periods. These increases were primarily attributable to growth in online revenues from pharmaceutical and medical device companies, as well as increases in revenues from large employers and commercial payers for our web-based health and benefits management solutions. Revenues from customers acquired through the 2003 Acquisitions contributed $500 to the increase in Portal Services revenue for the six months ended June 30, 2004.

      Income before taxes, non-cash and other items was $7,626 and $12,168 for the three and six months ended June 30, 2004, an increase of $1,434 or 23.2% and $1,958 or 19.2%, compared to the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 23.9% and 20.9% for the three and six months ended June 30, 2004, compared to 23.3% and 21.0% for the prior year periods. The increase as a percentage of revenue for the three months ended June 30, 2004, compared to a year ago, was primarily the result of reduced marketing expenses combined with variability in the timing of revenues.

      Plastic Technologies. Revenues were $20,737 and $39,158 for the three and six months ended June 30, 2004, an increase of $2,141 and $3,236 compared to the prior year periods. The increase for the three months ended June 30, 2004, compared to a year ago, was primarily due to increased sales of writing instrument components and, to a lesser extent, sales of a new consumer filtration product. Also contributing to the increase in revenues during the six months ended June 30, 2004, compared to a year ago, was the favorable impact of foreign exchange rates.

      Income before taxes, non-cash and other items was $6,275 and $11,317 for the three and six months ended June 30, 2004, an increase of $768 or 13.9% and $1,150 or 11.3%, compared to the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 30.3% and 28.9% for the three and six months ended June 30, 2004, compared to 29.6% and 28.3% for the prior year periods. These increases as a percentage of revenue were primarily due to an increase in sales of higher margin products and the leveraging effect of certain fixed manufacturing costs.

      Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate expenses increased to $14,228 and $27,533 during the three and six months ended June 30, 2004, compared to $12,381 and $24,843 in the prior year periods, primarily as a result of higher professional services costs related to our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three and six months ended June 30, 2004, compared to the prior year periods, resulted from higher sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of June 30, 2004, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of June 30, 2004, we had $207,217 in cash and cash equivalents and short-term investments and working capital of $145,437. Additionally, we had long-term investments of $592,105 in marketable debt securities and $3,206 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future.

      Cash provided by operating activities was $40,648 for the six months ended June 30, 2004, compared to $37,319 for the six months ended June 30, 2003. The cash provided by operating activities for the six months ended June 30, 2004 was primarily attributable to the net income of $11,476 and non-cash charges of $42,956, partially offset by net changes in operating assets and liabilities of $13,300. The negative impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 1.75% and 3 1/4% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the six months ended June 30, 2003 was primarily attributable to non-cash charges of $62,345 and the loss from discontinued operations of $30,245, partially offset by a net loss of $33,628 and net changes in operating assets and liabilities of $26,013. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services, stock compensation and amortization of debt issuance costs.

      Cash used in investing activities was $15,127 for the six months ended June 30, 2004, compared to $50,383 for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004 related to $274,600 of purchases of available-for-sale securities and cash paid in relation to business combinations of $58,060 offset by $329,163 of proceeds from maturities and sales of available-for-sale securities. Cash used in investing activities for the six months ended June 30, 2003 primarily related to purchases of held-to-maturity securities, partially offset by maturities and redemptions of held-to-maturity securities. Investments in property and equipment were $12,047 and $8,861 for the six months ended June 30, 2004 and 2003, respectively.

      Cash provided by financing activities was $117,992 for the six months ended June 30, 2004, compared to $294,390 for the six months ended June 30, 2003. Cash provided by financing activities for the six months ended June 30, 2004 principally related to the net proceeds of $98,115 from the issuance of our convertible redeemable exchangeable preferred stock and proceeds of $25,011 primarily related to exercises of employee stock options. Cash provided by financing activities for the six months ended June 30, 2003 primarily related to $290,500 of net proceeds from the issuance of our 1.75% Convertible Subordinated Notes on June 25, 2003. During the six months ended June 30, 2004 and 2003, $4,877 and $18,125, respectively, was used for repurchases of our common stock.

      As of June 30, 2004, we did not have any material commitments for capital expenditures. Our principal commitments at June 30, 2004 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023, the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007, our $100,000 of Convertible Redeemable Exchangeable Preferred Stock and obligations under operating leases. Additionally, we had commitments to make potential earnout payments of up to an aggregate of $163,450, as of June 30, 2004, related to completed acquisitions.

      Our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from December 31, 2003.

      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2004 and 2005. Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and expect to continue to incur, costs relating to our own implementation of the HIPAA Transaction Standards and for assistance we provide to our customers in their implementation efforts. Our ability to perform our services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

      We recently announced that, at the direction of our Board of Directors, our management has begun a process of exploring alternatives, with respect to our Portal Services business, relating to a possible public offering of equity in that business. No decision has been made regarding the form that any such transaction would take and our Board of Directors may determine not to pursue such a transaction. In addition, we cannot provide assurance that any such transaction, if pursued, will be successfully completed.

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

Risks Related to Our Relationships with Customers and Strategic Partners

WebMD Envoy’s financial results could be adversely affected if payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us.

      There can be no assurance that healthcare payers will continue to use WebMD Envoy and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as WebMD Envoy. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with WebMD Envoy. See “We may lose customers that compete with one or more of our businesses because they perform services internally instead of using a third party provider” below. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate additional use of EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on WebMD Envoy’s transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on WebMD Envoy’s business and financial results.

We may lose customers that compete with one or more of our businesses or because they perform services internally instead of using a third party provider

      Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as WebMD Envoy. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all. In addition, some of our other services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our services must be more efficient for them than use of internal resources.

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

                  Lengthened sales, installation and implementation cycles for WebMD Practice Services applications may result in unanticipated fluctuations in its revenues

      WebMD Practice Services is seeking to increase its sales to larger physician groups and clinics. These sales are typically not only larger in size, but also involve more complex practice management and electronic medical records applications. As a result, we expect longer sales, contracting, installation and implementation cycles for these customers. These sales may be subject to delays due to customers’ internal procedures for approving large expenditures and for deploying new technologies; implementation may be subject to delays based on the availability of the internal customer resources needed. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. Unexpected delays in these sales or in their implementation may result in unanticipated fluctuations in the revenues of WebMD Practice Services.

WebMD Practice Services faces competition in providing support services to owners of The Medical Manager and other systems

      WebMD Practices Services faces competition for the support services it markets to owners of The Medical Manager systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in systems for physicians, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems.

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

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance

      There can be no assurance that healthcare providers and payers will accept from us new or updated products and services or products and services that result from integrating existing and/or acquired products and services. Providers and payers may choose to use similar products and services offered by our competitors if they are already using products and services of those competitors and have made extensive investments in hardware, software and training relating to those products and services. Even providers and payers who are already our customers may not purchase new or updated products or services, especially when they are initially offered. Providers and payers using our existing products and services may refuse to adopt new or updated products and services when they have made extensive investments in hardware, software and training relating to those existing products and services. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects.

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

      We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

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

The HIPAA Transaction and Code Sets Standards creates risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Application of the Transaction Standards to WebMD. October 16, 2003 was the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets standards (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Envoy to civil monetary penalties, and possibly to criminal penalties. On July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transactions and Code

Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Envoy announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on applicable law and the needs of our business partners.

      On February 27, 2004, CMS modified its Medicare contingency plan to delay the payment of electronic claims that are not HIPAA-compliant. Specifically, effective July 1, 2004, only claims that are compliant with the Transaction Standards are to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13-day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26-day waiting period. Calling it a “measured step toward ending the contingency plan entirely,” CMS implemented the change to encourage providers to move more quickly with their efforts to achieve HIPAA compliance. This policy may provide an incentive for providers who cannot send HIPAA standard claims from their desktop to use a clearinghouse, such as WebMD Envoy, to do so.

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

      Use of Direct Links. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate use of direct EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Envoy’s transaction volume and financial results.

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

Other regulations under HIPAA create risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Risks Relating to the HIPAA Privacy Standards. The HIPAA Standards for Privacy of Individually Identifiable Health Information, which we refer to as the Privacy Standards, establish a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule provides for civil and criminal liability for its breach and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule may restrict the manner in which we transmit and use certain information. There can be no assurances that we will adequately address the risks created by the Privacy Standards or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

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

      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In addition, some of our programs have been produced in collaboration with other ACCME-accredited CME providers. Medscape received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for a four-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities.

      Provision of CME may also be subject to government regulation by the Food and Drug Administration, or FDA, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare. Among the goals of regulation of CME are ensuring that funding of CME programs by pharmaceutical and medical device companies is not a means for them to

•	improperly promote their products,

•	provide improper remuneration to physicians or others in a position to generate business for the sponsoring companies, or

•	improperly influence or control the content of CME programs.

See “Business — Government Regulation — Regulation of Healthcare Relationships” and “— FDA and FTC Regulation of Drug and Medical Device Advertising and Promotion” in our 2003 Annual Report on Form 10-K and “Other government regulation of healthcare and healthcare information technology creates risks and challenges with respect to our compliance efforts and our business strategies” below.

      Increased regulatory scrutiny of CME sponsorship by pharmaceutical or medical device companies, changes to existing regulations or accreditation standards, or changes in internal compliance procedures of potential sponsors may require Medscape to make changes in the way it offers or provides CME programs, may slow sponsors’ internal approval processes for CME, and may reduce the volume of sponsored CME programs implemented by Medscape to levels that are lower than expected.

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

      Healthcare Relationships. A federal law commonly known as the Federal Healthcare Programs anti-kickback law and several similar state laws prohibit payments that are intended to induce healthcare providers either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws are broad and may apply to some of our activities or our relationships with our customers, advertisers or strategic partners. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Since we provide transaction services to healthcare providers, we cannot provide assurance that the government will regard errors in transactions processed by us as inadvertent and not in violation of these laws. In addition, our transaction services include providing edits, using logic, mapping and defaults, to enhance the information submitted in claims in order to assist in claims processing. We believe that our editing practices are in compliance with industry practice; however, it is possible that a court or governmental agency might interpret these laws in a different manner, which could result in liability and adversely affect our business. In addition, changes in these laws could also require us to incur costs or restrict our business operations. Many anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

      Regulation of Medical Devices. Certain of Porex’s products are medical devices regulated by the Food and Drug Administration, or FDA, such as plastic and reconstructive surgical implants. These products are subject to comprehensive FDA regulation under the Food, Drug and Cosmetic Act and implementing regulations. In addition, the FDA regulates WebMD Practice Services’ DIMDX® System as a medical image management device. If the FDA were to find that we have not complied with regulatory requirements, it can bring a wide variety of enforcement actions that could result in severe civil and criminal sanctions. Porex is also subject to similar regulation in international markets, with similar risks. Future products that we wish to bring to market may require clearances or approvals from governmental authorities, which may be expensive, time-consuming and burdensome to obtain or which may never be obtained.

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

We face potential liability related to the privacy and security of personal information we collect on our Web sites

      Internet user privacy has become a controversial issue both in the United States and abroad. We have privacy policies posted on our consumer portals and our professional portal that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we can give no assurance that the statements on our portals, or our practices, will be found sufficient to protect us from liability or adverse publicity in this area.

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

      WebMD intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses in each year since our inception and, as of June 30, 2004, we had an accumulated deficit of approximately $10.2 billion. Although we generated net income, determined in accordance with generally accepted accounting principles, during certain quarterly periods, including the quarterly period ended June 30, 2004, we incurred a net loss for the year ended December 31, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

      Principal amounts expected to mature are $0.2 million, $55.3 million, $453.7 million and $85.0 million during the remainder of 2004, 2005, 2006 and 2007, respectively. These include investments totaling $507.6 million in Federal Agency Notes that are callable, subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $(0.0) million and $(0.3) million, during the three and six month periods ended June 30, 2004, and $1.2 million and $1.5 million, during the three and six month periods ended June 30, 2003.

ITEM 4.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K (as previously updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004), WebMD was named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleges that WebMD aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. The plaintiffs also allege that WebMD made certain negligent misrepresentations with respect to these transactions. On December 16, 2003, WebMD filed a demurrer, seeking dismissal of plaintiffs’ two claims against it.

      In March 2004, McKesson Corp. filed cross-complaints against General Electric Capital Corporation, Inc., Computer Associates International, Inc., and WebMD for declaratory relief and indemnification, alleging that each of these cross-defendants is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson. McKesson seeks judicial determinations of the comparative fault of McKesson and each cross-defendant for damages claimed by the plaintiffs, if any such damages are found to exist, and declarations of the amount that each cross-defendant is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson. On June 8, 2004, WebMD filed a demurrer, seeking dismissal of McKesson’s claims.

      On July 22, 2004, the Court sustained WebMD’s demurrer to the plaintiffs’ claims against WebMD, finding that the plaintiffs’ claims against WebMD are time barred. WebMD’s demurrer to McKesson’s cross-complaint is still pending with the Court.

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K, in the summer and fall of 2001, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named WebMD and certain former officers and directors of WebMD as defendants. These suits, which were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings, were consolidated with lawsuits involving over 300 other initial public offerings that occurred in 1999, 2000, and 2001.

      After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including WebMD), the affected insurance companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their current and former officers and directors, their insurers and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for WebMD’s insurance carriers, not WebMD, to pay WebMD’s pro rata share.

      The Plaintiffs and the participating issuer defendants, including WebMD, have now reached agreement on the form of a settlement agreement. On June 10, 2004, Plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. The motion for preliminary approval of the settlement is pending with the court.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a) On April 28, 2004, WebMD issued 400,000 shares of WebMD common stock to a service provider, in a transaction exempt from registration under Section 4(2) of the Securities Act. The shares were issued upon exercise of an outstanding option. The aggregate exercise price received by WebMD was $1.6 million. On May 25, 2004, WebMD issued 144,234 shares of WebMD common stock to Horizon Blue Cross Blue Shield of New Jersey in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.

      (b) During the three months ended June 30, 2004, WebMD did not repurchase any equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ITEM 6.	Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

      (b) The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2004:

•	Current Report on Form 8-K, filed April 7, 2004, regarding announcement of agreement to acquire Dakota Imaging, Inc.

•	Current Report on Form 8-K, filed May 6, 2004, regarding announcement of results for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer

Date: August 9, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., WebMD Corporation, Envoy Corporation and Valor, Inc.
3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
3.2	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
3.3	Amended and Restated Bylaws of Registrant (amended July 20, 2004), as currently in effect
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1