Form 10-Q
period 2004-09-30
WEBMD CORP /NEW/
filed 2004-11-09
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☒     No ☐

As of November 4, 2004, there were 312,644,362 shares of the registrant’s Common Stock outstanding.

WEBMD CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2004

WebMD®, dakota imagingTM, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Intergy®, Medifax®, Medifax-EDI®, Medscape®, MEDPOR®, Medpulse®, POREX®, Publishers’ Circle®, The Little Blue BookTM, The Little Yellow BookTM, The Medical Manager®, ULTIATM, ViPSSM, WebMD Health HubTM and WellMed® are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 36, the following important risks and uncertainties could affect future results, causing those results to differ materially from those expressed in our forward-looking statements:

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

      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 36 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,204	$63,298
Short-term investments	25,784	207,383
Accounts receivable, net	203,288	181,173
Inventory	12,579	12,158
Current portion of prepaid content and distribution services	16,221	18,116
Other current assets	24,978	25,973

Total current assets	391,054	508,101

Marketable debt securities	515,096	451,290
Marketable equity securities	3,373	4,744
Property and equipment, net	83,071	77,278
Prepaid content and distribution services	19,020	31,992
Goodwill	959,799	844,448
Intangible assets, net	270,426	184,130
Other assets	35,800	33,323

	$2,277,639	$2,135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,777	$10,390
Accrued expenses	207,271	208,430
Deferred revenue	104,794	86,708

Total current liabilities	322,842	305,528

3 1/4% convertible subordinated notes due 2007	299,999	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	974	1,182

Commitments and contingencies

Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at September 30, 2004	98,240	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 391,879,504 shares issued at September 30, 2004; 384,751,705 shares issued at December 31, 2003	39	38
Additional paid-in capital	11,767,066	11,726,734
Deferred stock compensation	(7,232)	(4,683)
Treasury stock, at cost; 79,394,471 shares at September 30, 2004; 76,576,865 shares at December 31, 2003	(370,125)	(347,858)
Accumulated deficit	(10,192,534)	(10,212,054)
Accumulated other comprehensive income	8,370	16,420

Total stockholders’ equity	1,205,584	1,178,597

	$2,277,639	$2,135,306

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$299,615	$250,635	$852,710	$705,584
Costs and expenses:
Cost of operations	168,571	149,270	495,174	410,556
Development and engineering	14,392	11,334	38,479	32,654
Sales, marketing, general and administrative	84,762	72,450	245,054	209,917
Depreciation, amortization and other	15,189	11,097	40,922	52,961
Legal expense	2,325	493	6,577	493
Restructuring and integration charge	4,535	—	4,535	—
Interest income	4,512	6,401	14,506	16,434
Interest expense	4,843	4,703	14,429	10,444
Other income, net	94	3,039	578	4,340

Income from continuing operations before income tax provision	9,604	10,728	22,624	9,333
Income tax provision	1,435	1,273	2,979	3,261

Income from continuing operations	8,169	9,455	19,645	6,072
Loss from discontinued operations, net of income taxes	—	3,366	—	33,611

Net income (loss)	$8,169	$6,089	$19,645	$(27,539)

Basic income (loss) per common share:
Income from continuing operations	$0.03	$0.03	$0.06	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.11)

Net income (loss)	$0.03	$0.02	$0.06	$(0.09)

Diluted income (loss) per common share:
Income from continuing operations	$0.02	$0.03	$0.06	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.10)

Net income (loss)	$0.02	$0.02	$0.06	$(0.08)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	312,366	305,471	311,379	304,121

Diluted	333,978	328,463	333,048	326,396

See accompanying notes.

WEBMD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$19,645	$(27,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	33,611
Depreciation, amortization and other	40,922	52,961
Amortization of debt issuance costs	2,255	1,505
Non-cash content and distribution services	14,893	18,224
Non-cash stock-based compensation	7,241	10,948
Gain on investments	(457)	(3,222)
Gain on sale of property and equipment	(121)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,001)	3,580
Inventory	(417)	(1,144)
Prepaid content and distribution services	(26)	(537)
Accounts payable	(874)	(775)
Accrued expenses	(8,189)	(12,174)
Deferred revenue	9,284	(2,228)
Other, net	3,045	5,685

Net cash provided by continuing operations	79,200	78,895
Net cash provided by discontinued operations	—	5,130

Net cash provided by operating activities	79,200	84,025
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	384,238	11,322
Proceeds from maturities and redemptions of held-to-maturity securities	—	157,919
Purchases of available-for-sale securities	(274,600)	(7,754)
Purchases of held-to-maturity securities	—	(590,113)
Proceeds received from sale of property and equipment	417	—
Purchases of property and equipment	(24,889)	(13,643)
Proceeds received from sale of discontinued operations	—	46,500
Cash paid in business combinations, net of cash acquired	(225,375)	(133,471)
Other changes in equity of discontinued operations	—	1,754

Net cash used in continuing operations	(140,209)	(527,486)
Net cash used in discontinued operations	—	(2,529)

Net cash used in investing activities	(140,209)	(530,015)
Cash flows from financing activities:
Proceeds from issuance of common stock	30,528	35,367
Payments of notes payable and other	(433)	(211)
Net proceeds from issuance of convertible debt	—	339,125
Net proceeds from issuance of preferred stock	98,115	—
Purchases of treasury shares	(22,267)	(18,125)

Net cash provided by continuing operations	105,943	356,156
Net cash used in discontinued operations	—	(6,546)

Net cash provided by financing activities	105,943	349,610
Effect of exchange rates on cash	(28)	711

Net increase (decrease) in cash and cash equivalents	44,906	(95,669)
Changes in cash attributable to discontinued operations	—	3,945
Cash and cash equivalents at beginning of period	63,298	175,596

Cash and cash equivalents at end of period	$108,204	$83,872

See accompanying notes.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2003, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid content and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to warrants issued for services.

Inventory

      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003

Raw materials and supplies	$3,767	$3,142
Work-in-process	1,423	1,394
Finished goods and other	7,389	7,622

	$12,579	$12,158

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) as reported	$8,169	$6,089	$19,645	$(27,539)
Add: Stock-based employee compensation expense included in reported net income (loss) (including stock-based employee compensation expense related to discontinued operations)	2,800	3,570	7,241	11,128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,536)	(23,024)	(54,477)	(60,403)

Pro forma net loss	$(6,567)	$(13,365)	$(27,591)	$(76,814)

Net income (loss) per common share:
Basic — as reported	$0.03	$0.02	$0.06	$(0.09)

Diluted — as reported	$0.02	$0.02	$0.06	$(0.08)

Basic and diluted — pro forma	$(0.02)	$(0.04)	$(0.09)	$(0.25)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income (loss) has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2004 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2003 assumptions except with respect to the volatility assumption, which was 0.6 for options granted during the nine months ended September 30, 2004. The 2003 assumptions were included in Note 15 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic and diluted income (loss):
Income from continuing operations	$8,169	$9,455	$19,645	$6,072
Loss from discontinued operations	—	(3,366)	—	(33,611)

Net income (loss)	$8,169	$6,089	$19,645	$(27,539)

Weighted-average shares — Basic	312,366	305,471	311,379	304,121
Effect of dilutive securities:
Employee stock options and warrants	10,974	22,992	14,070	22,275
Convertible redeemable exchangeable preferred stock	10,638	—	7,599	—

Adjusted weighted-average shares after assumed conversions — Diluted	333,978	328,463	333,048	326,396

Basic income (loss) per common share:
Income from continuing operations	$0.03	$0.03	$0.06	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.11)

Net income (loss)	$0.03	$0.02	$0.06	$(0.09)

Diluted income (loss) per common share:
Income from continuing operations	$0.02	$0.03	$0.06	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.10)

Net income (loss)	$0.02	$0.02	$0.06	$(0.08)

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Options, warrants and restricted stock	90,397	81,973	87,357	83,133
Convertible notes	55,129	55,129	55,129	55,129

	145,526	137,102	142,486	138,262

Reclassifications

      Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Business Combinations and Significant Transactions

2004 Acquisitions

      On August 11, 2004, the Company completed its acquisition of VIPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,604 comprised of $165,204 in cash, net of cash acquired, and $1,400 of estimated acquisition costs, subject to customary post-closing adjustments. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $66,342 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $56,300 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $36,000 relating to acquired technology with estimated useful lives of five years and $400 relating to a trade name with an estimated useful life of one year. The financial information of ViPS has been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and is included in the Transaction Services segment.

      On July 16, 2004, the Company acquired Epor, Inc. (“Epor”), a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547. The financial information of Epor has been included in the financial statements of the Company from July 16, 2004, the closing date of the acquisition, and is included in the Plastic Technologies segment.

      On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $39,717 in cash at closing and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $28,380 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated life of five years. The financial information of Dakota has been included in the financial statements of the Company from April 30, 2004, the closing date of the acquisition, and is included in the Transaction Services segment.

      During the nine months ended September 30, 2004, the Company acquired one physician services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company meets certain financial milestones. In connection with the preliminary allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The financial information of this company has been included in the financial statements of the Company from the acquisition closing date and is included in the Physician Services segment.

2003 Acquisitions

      On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration was approximately $277,519, comprised of $276,065 in cash and $1,454 of estimated acquisition costs, for all of the outstanding capital stock of Medifax. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $179,090 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a tradename with an estimated useful life of one year. The financial information of Medifax has been included in the financial statements of the Company from December 22, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,805 in cash for all of the outstanding capital stock of the acquired company and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $3,482 and an intangible asset subject to amortization of $2,392 were recorded. The Company does not expect that the goodwill or intangible assets will be deductible for tax purposes. The intangible asset is acquired technology with an estimated useful

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life of five years. The financial information of the acquired company has been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $112,891, comprised of $108,368 in cash and $4,523 of acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company agreed to pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time of payment. During April 2004, the Company paid $17,455 in cash as a result of the achievement of certain financial milestones. This payment resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $61,128 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The financial information of the acquired company has been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and is included in the Transaction Services segment.

      On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company which maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for LBB was approximately $10,535, comprised of $10,400 in cash and acquisition costs of $135. Additionally, the Company will pay up to $2,500 if LBB meets certain financial milestones during the years ending December 31, 2003 and 2004. During April 2004, the Company paid $1,500 in cash as a result of the achievement of certain financial milestones. This payment resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $8,545 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The financial information of LBB has been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and is included in the Portal Services segment.

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

      In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,182, which was paid in cash. Additionally, the Company has agreed to pay up to $675 beginning in 2004 if some of the acquired companies meet certain financial milestones. During the three months ended September 30, 2004, the Company paid $50 in cash as a result of the achievement of certain financial milestones. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the allocation of the purchase prices, goodwill of $1,519 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The financial information of these companies has been included in the financial statements of the Company from the respective acquisition closing dates and is included in the Physician Services segment.

Unaudited Pro Forma Information

      The following unaudited pro forma financial information for the nine months ended September 30, 2004 and 2003 gives effect to the acquisitions of ABF, Medifax and ViPS, including the amortization of intangible assets, as if they had occurred on January 1, 2003. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2004 and 2003 have been excluded as the pro forma impact of such acquisitions was not significant to the nine months ended September 30, 2004 and September 30, 2003.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003

Revenue	$892,048	$833,200
Income from continuing operations	$22,455	$14,050
Net income (loss)	$22,455	$(19,561)
Basic income (loss) per common share:
Income from continuing operations	$0.07	$0.05

Net income (loss)	$0.07	$(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.07	$0.04

Net income (loss)	$0.07	$(0.06)

Significant Transactions

      As more fully discussed in Note 3 to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K, the Company entered into an agreement for a strategic

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Period	For the Period
	July 1, 2003	January 1, 2003
	through	through
	August 1, 2003	August 1, 2003

Revenue	$4,739	$31,004

Income (loss) from operations	$125	$(30,120)
Loss on disposal	$(3,491)	$(3,491)

Loss from discontinued operations	$(3,366)	$(33,611)

4.	Restructuring and Integration Charge

      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating the Company’s operational infrastructure. The Company’s restructuring and integration efforts continued in 2001, and a plan to include the impact of eliminating functions resulting from the Company’s acquisition of Medscape in December 2001 was initiated. During the three months ended September 30, 2004, the Company recorded an incremental restructuring charge, with respect to the 2000 restructuring plan, of $4,535 in connection with the settlement of a lawsuit against the landlord of a property that the Company leased in 2000, but never occupied, for its then Santa Clara, California operations. The remainder of the settlement cost was previously expensed as part of the 2000

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring plan. Under the terms of the settlement, the original lease, which provided for aggregate remaining lease payments of approximately $45,000 over the next eight years, was terminated and the Company will make a cash payment to the landlord of approximately $23,000 during the three months ending December 31, 2004. The Company’s remaining obligations related to its 2000 and 2001 restructuring plans are not material to the Company’s financial position and have been included in accrued expenses in the accompanying consolidated balance sheet.

5.	Convertible Redeemable Exchangeable Preferred Stock

      On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/ PCG Corporate Partners, LLC (“CalPERS/ PCG Corporate Partners”). CalPERS/ PCG Corporate Partners is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

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

      Holders of the Preferred Stock will not receive any dividends unless the holders of common stock do, in which case holders of the Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of the Preferred Stock would have received had they converted such Preferred Stock into common stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, the Company is required to pay to CalPERS/ PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock.

      Holders of the Preferred Stock have the right to vote, together with the holders of the Company’s common stock on an as converted to common stock basis, on matters that are put to a vote of the holders common stock. The Certificate of Designations for the Preferred Stock also provides that the Company will not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.

6.	Convertible Subordinated Notes

1.75% Convertible Subordinated Notes Due 2023

      On June 25, 2003, the Company issued $300,000 aggregate principal amount of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) in a private offering. On July 7, 2003, the Company

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3 1/4% Convertible Subordinated Notes Due 2007

      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of September 30, 2004, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

Preferred Stock

      On September 23, 2004, two related proposals were approved at the Company’s annual meeting of stockholders. The first proposal reduced the number of authorized shares of the Company’s Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000 (the amount outstanding). The other proposal authorized the Company’s Board of Directors to approve the issuance of up to 4,990,000 shares of preferred stock from time to time in one or more series, to establish from time to time the number of shares to be included in any such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No shares have been issued pursuant to that authority and the 10,000 shares of Convertible Redeemable Exchangeable Preferred Stock are the only shares of preferred stock of the Company that are outstanding.

Stock Repurchase Program

      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under the Program was subsequently increased to $100,000, $150,000 and $200,000 on November 2, 2001, November 7, 2002 and August 19, 2004, respectively. As of September 30, 2004, the Company had repurchased a total of 25,130,962 shares at a cost of approximately $128,625 under the Program, of which 2,817,606 shares were repurchased during the nine months ended September 30, 2004 for an aggregate purchase price of $22,267 and 2,271,356 shares were repurchased during the three months ended September 30, 2004 for an aggregate purchase price of $17,390. As of September 30, 2003, the Company had repurchased a total of 22,060,656 shares at a cost of approximately $104,167 under the Program, of which 2,069,496 shares were repurchased during the nine months ended September 30, 2003 for an aggregate purchase price of $18,125. No shares were repurchased during the three months ended September 30, 2003. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of September 30, 2004, the Company had $71,375 available to repurchase shares of its common stock under the Program.

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

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has aligned its business into four operating segments as follows:

      Transaction Services or WebMD Business Services (formerly known as WebMD Envoy) provides healthcare reimbursement cycle management services for healthcare providers and claims management services for healthcare payers, together with related technology solutions. WebMD Business Services transmits transactions electronically between healthcare payers and providers and provides healthcare payers with transaction processing technology, decision support solutions, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. WebMD Business Services also provides automated patient billing services to healthcare providers, including statement printing and mailing services.

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

      Portal Services or WebMD Health provides online healthcare information, educational services and related resources for consumers, both directly and through its relationships with leading general consumer Internet portals. WebMD Health, through its Medscape subsidiary, also provides online healthcare information, educational programs and related resources for healthcare professionals, including online continuing medical education, or CME. WebMD Health also provides online content for use by media and healthcare partners on their Web sites. WebMD Health develops and sells online and offline channels of communication and sponsorship programs to pharmaceutical, biotech, medical device and consumer products companies. In addition, WebMD Health provides a suite of online tools and related services to employers and health plans for use by their employees and plan members.

      Plastic Technologies or Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Transaction services	$174,643	$131,977	$504,459	$365,491
Physician services	76,924	75,487	219,703	224,295
Portal services	37,017	31,164	95,178	79,882
Plastic technologies	19,385	19,093	58,543	55,015
Inter-segment eliminations	(8,354)	(7,086)	(25,173)	(19,099)

	$299,615	$250,635	$852,710	$705,584

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$31,750	$21,767	$90,514	$68,160
Physician services	5,856	3,686	8,978	16,342
Portal services	10,040	8,712	22,208	18,922
Plastic technologies	5,823	5,690	17,140	15,857
Corporate	(15,170)	(12,809)	(42,703)	(37,652)
Interest income	4,512	6,401	14,506	16,434
Interest expense	(4,843)	(4,703)	(14,429)	(10,444)

	37,968	28,744	96,214	87,619

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(15,189)	(11,097)	(40,922)	(52,961)
Non-cash content and distribution services and stock compensation	(6,409)	(9,465)	(22,134)	(29,172)
Legal expense	(2,325)	(493)	(6,577)	(493)
Restructuring and integration charge	(4,535)	—	(4,535)	—
Other income, net	94	3,039	578	4,340
Income tax provision	(1,435)	(1,273)	(2,979)	(3,261)

Income from continuing operations	8,169	9,455	19,645	6,072
Loss from discontinued operations	—	(3,366)	—	(33,611)

Net income (loss)	$8,169	$6,089	$19,645	$(27,539)

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments

      As of September 30, 2004 and December 31, 2003, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. As of September 30, 2004 and December 31, 2003, all of the Company’s marketable securities were classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	September 30, 2004		December 31, 2003

	Cost Basis	Fair Value	Cost Basis	Fair Value

Short-term investments	$25,901	$25,784	$205,962	$207,383
Marketable debt securities — long-term	514,922	515,096	445,810	451,290
Marketable equity securities — long-term	1,492	3,373	1,773	4,744

      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$25,901	$25,784
Due after one year through five years	514,922	515,096

Total	$540,823	$540,880

10.	Comprehensive Income (Loss)

      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Foreign currency translation gains (losses)	$233	$109	$(116)	$1,621
Unrealized losses on securities:
Unrealized holding gains (losses)	3,321	3,043	(7,477)	1,415
Less: reclassification adjustment for net gains realized in net income (loss)	94	3,039	457	3,222

Net unrealized gains (losses) on securities	3,227	4	(7,934)	(1,807)

Other comprehensive income (loss)	3,460	113	(8,050)	(186)
Net income (loss)	8,169	6,089	19,645	(27,539)

Comprehensive income (loss)	$11,629	$6,202	$11,595	$(27,725)

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the nine months ended September 30, 2004 are as follows:

	Transaction	Physician	Portal	Plastic
	Services	Services	Services	Technologies	Total

Balance as of January 1, 2003	$341,967	$182,085	$23,705	$38,286	$586,043
Goodwill recorded during the period	244,021	1,469	12,731	—	258,221
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	522	522

Balance as of December 31, 2003	585,988	182,809	36,843	38,808	844,448
Goodwill recorded during the period	112,177	50	1,500	2,024	115,751
Adjustments to finalize purchase price allocations	(321)	—	(116)	—	(437)
Effects of exchange rates	—	—	—	37	37

Balance as of September 30, 2004	$697,844	$182,859	$38,227	$40,869	$959,799

      Intangible assets subject to amortization consisted of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$386,004	$(214,785)	$171,219	$325,160	$(206,163)	$118,997
Trade names	30,716	(24,902)	5,814	30,316	(19,756)	10,560
Technology and patents	235,918	(152,332)	83,586	191,318	(146,905)	44,413
Non-compete agreements	11,560	(1,753)	9,807	11,019	(859)	10,160

Total	$664,198	$(393,772)	$270,426	$557,813	$(373,683)	$184,130

      Amortization expense was $7,949 and $20,089 for the three and nine months ended September 30, 2004, respectively, and $3,553 and $32,811 for the three and nine months ended September 30, 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2004 (October 1st to December 31st)	9,354
2005	32,896
2006	29,670
2007	28,859
2008	28,372
Thereafter	141,275

WEBMD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

      The United States Attorney for the District of South Carolina is conducting an investigation of the Company. Based on the information available to the Company as of the date of this Quarterly Report, the Company believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and the Company’s Medical Manager Health Systems subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it may continue. The Company intends to continue to fully cooperate with the authorities in this matter. The Company understands that the SEC is also conducting a formal investigation into this matter. While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may continue to be significant. For the three and nine months ended September 30, 2004, those expenses are reflected as “Legal Expense” in the accompanying consolidated statements of operations.

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

Overview

      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of WebMD, a brief discussion of our operating segments and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of September 30, 2004.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

Introduction

      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

Operating Segments

      We have aligned our business into four operating segments as follows:

•	Transaction Services or WebMD Business Services (formerly known as WebMD Envoy). We provide healthcare reimbursement cycle management services for healthcare providers and claims management services for healthcare payers, together with related technology solutions. We transmit transactions electronically between healthcare payers and providers and provide healthcare payers with transaction processing technology, decision support solutions, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. We also provide automated patient billing services to healthcare providers, including statement printing and mailing services.

•	Physician Services or WebMD Practice Services. We develop and market integrated physician practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	Portal Services or WebMD Health. We provide online healthcare information, educational services and related resources for consumers, both directly and through our relationships with leading general consumer Internet portals. WebMD Health, through its Medscape subsidiary, also provides online healthcare information, educational programs and related resources for healthcare professionals, including online continuing medical education, or CME. We also provide online content for use by media and healthcare partners in their Web sites. We develop and sell online and offline channels of communication and sponsorship programs to pharmaceutical, biotech, medical device and consumer products companies. In addition, we provide a suite of online tools and related services to employers and health plans for use by their employees and plan members.

•	Plastic Technologies or Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Background Information on Certain Trends and Strategies

      Implementation of the HIPAA Transaction Standards. Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules, including rules to establish standards and requirements for the electronic transmission of certain healthcare transactions, which we refer to as the Transaction Standards. The compliance date for the Transaction Standards was October 16, 2003. The Transaction Standards are applicable to the portions of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Business Services and Medical Manager Network Services. In order to implement the Transaction Standards, WebMD Business Services has made and continues to make significant changes to its systems and the software it uses internally. Similarly, the implementation has required payers and providers to simultaneously implement changes to their systems and/or internal procedures. As a result, this implementation process and related testing has been an immense challenge for the healthcare industry, including WebMD. As a leading clearinghouse for healthcare transactions and a leading vendor of physician office management information systems, WebMD has been the focus of a great deal of scrutiny in the implementation process and has received some criticism for difficulties encountered by our customers and for delays in correcting some of those problems. Given the nature and scope of the changes being implemented, the large number of healthcare industry participants involved and our position in the industry, we expected that there would be some processing problems and delays. We continue to work diligently to identify and resolve problems as they occur.

      Diversification of WebMD Business Services; Cross-Selling Opportunities. We are continuing our efforts to transform WebMD Business Services (whose name was recently changed from WebMD Envoy) from an electronic transactions clearinghouse to a provider of healthcare reimbursement cycle management services for healthcare providers and claims management services for healthcare payers. The new name is intended to reflect this transformation, which in turn is intended to allow us to provide the benefits of economies of scale to our customers in various stages of the healthcare reimbursement cycle. In order to be more efficient, many healthcare payers are focusing upon core activities — building cost-effective provider networks, marketing their services to employers, and adjudicating claims payment — and are outsourcing pre- and post-adjudication administrative activities, such as printing and mailing checks and explanation of benefits and other document management activities, including conversion of paper claims to electronic form. By outsourcing these services to us, payers can reduce operating costs and capital expenditures. Our acquisitions of Advanced Business Fulfillment and Medifax-EDI in 2003 and Dakota Imaging in April 2004 support our ability to provide more comprehensive business process outsourcing services. Through ViPS, which we acquired in August 2004, we provide healthcare payers with information technology solutions and related services for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling.

      We expect that, over time, the revenue and earnings from providing electronic clearinghouse services for healthcare transactions, on their own, may decline. However, we believe that the revenue and earnings of our business process outsourcing and other transaction-related services, in conjunction with our clearinghouse services, is likely to offset any such decline. We are working to cross-sell our additional services to healthcare payers. However, we believe that it is possible that, in the first half of 2005, revenue from clearinghouse services will decline faster than we are able to increase the revenue from our additional services, in part because of the length of the implementation cycle for the additional services. We intend to continue the transformation of WebMD Business Services by developing or acquiring additional transaction-related services and updating our existing ones. Our strategy is to continue to increase the value we are able to provide our payer and provider customers in all aspects of their adoption and implementation of information technology solutions for healthcare transactions.

      Introduction of New Clinical Software. Healthcare providers record, use and share various types of clinical data about their patients, including patient histories, examination notes, lab results, medication orders and referrals. Much of this data is currently recorded in handwritten or printed form on paper records, often referred to as patient charts. As the amount of patient information maintained by a practice increases, so do the logistical challenges of moving paper charts from site to site and physician to physician. Many healthcare organizations are finding that the most promising solution to this challenge is the use of electronic medical records. These systems allow providers to share patient charts and other medical records, access them simultaneously and view them from remote locations. WebMD Practice Services has recently released a new suite of clinical software called Intergy EHR. We believe that, in light of the increasing importance of clinical software to healthcare providers, WebMD Practice Services’ success in retaining existing practice management system customers and attracting new customers may depend, in substantial part, on their response to Intergy EHR.

      WebMD Health IPO. WebMD has announced that it plans to establish WebMD Health, its Portal Services segment, as a publicly traded company. WebMD stated that, based on the recommendations of its outside advisors, WebMD has decided to take the steps necessary for a sale of approximately 10% of the equity of WebMD Health in an initial public offering. WebMD expects to file a registration statement for the WebMD Health IPO in early 2005, following the release of its year-end financial statements, subject to the Board’s evaluation of market conditions at that time. WebMD does not anticipate making any decisions until after the IPO is completed regarding whether any additional equity will be sold or any other subsequent transaction will occur. WebMD’s Board of Directors has formed a special committee, consisting of Martin Wygod, Mark Adler and Neil Dimick, to provide oversight of the preparations for the WebMD Health IPO.

Critical Accounting Policies and Estimates

      Our discussion and analysis of WebMD’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

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

Transaction Services or WebMD Business Services. Healthcare payers and providers pay us fees for our services, generally on a per transaction basis or monthly basis. We recognize revenue as we perform the service. Healthcare payers and providers also pay us one-time implementation and annual maintenance fees. We recognize revenue from these fees ratably over the term of the respective agreements. Healthcare payers also pay us fees for utilizing our software products and related post-contract customer support agreements, which we generally recognize ratably over the term of the maintenance and license agreements. Certain governmental agencies pay us fees for software maintenance and consulting services, which we recognize as we perform those services.

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

Portal Services or WebMD Health. Customers pay us for advertising, sponsorship, healthcare management tools, content syndication and distribution, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. In addition, in connection with our Medscape portal, our customers provide funding for online education programs for healthcare professionals, including online CME. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or a Web site co-branded with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2003.

•	Investments. Our investments, at September 30, 2004, consist principally of certificates of deposit, municipal bonds, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and equity investments in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. We do not recognize gains on an investment until sold. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At September 30, 2004, we had net operating loss carryforwards of approximately $1.9 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

Results of Operations

      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Revenue	299,615	100.0	250,635	100.0	852,710	100.0	705,584	100.0
Cost and expenses:
Cost of operations	168,571	56.3	149,270	59.6	495,174	58.1	410,556	58.2
Development and engineering	14,392	4.8	11,334	4.5	38,479	4.5	32,654	4.6
Sales, marketing, general and administrative	84,762	28.3	72,450	28.9	245,054	28.7	209,917	29.8
Depreciation, amortization and other	15,189	5.1	11,097	4.4	40,922	4.8	52,961	7.5
Legal expense	2,325	0.8	493	0.2	6,577	0.8	493	0.1
Restructuring and integration charge	4,535	1.5	—	—	4,535	0.5	—	—
Interest income	4,512	1.5	6,401	2.6	14,506	1.7	16,434	2.3
Interest expense	4,843	1.6	4,703	1.9	14,429	1.7	10,444	1.5
Other income, net	94	0.1	3,039	1.2	578	0.1	4,340	0.7

Income from continuing operations before income tax provision	9,604	3.2	10,728	4.3	22,624	2.7	9,333	1.3
Income tax provision	1,435	0.5	1,273	0.5	2,979	0.4	3,261	0.4

Income from continuing operations	8,169	2.7	9,455	3.8	19,645	2.3	6,072	0.9
Loss from discontinued operations	—	—	(3,366)	(1.4)	—	—	(33,611)	(4.8)

Net income (loss)	8,169	2.7	6,089	2.4	19,645	2.3	(27,539)	(3.9)

      Revenue is derived from our four business segments: Transaction Services, Physician Services, Portal Services and Plastic Technologies. Our Transaction Services include: transaction processing for medical, dental and pharmacy claims; transaction processing technology, decision support solutions, consulting services and outsourcing services for healthcare payers, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits; and automated patient billing services for healthcare providers, including statement printing and mailing services. Additionally, we provide software products and related maintenance contracts to Blue Cross Blue Shield and commercial healthcare payers and we perform software maintenance and consulting services for governmental agencies. A significant portion of Transaction Services revenue is generated from the country’s largest national and regional healthcare payers. Our Physician Services include sales of practice management systems, including administrative, financial and clinical applications and services, under The Medical Manager, Intergy, ULTIA and Medical Manager Network Services brands. We also sell support and maintenance services related to the hardware and software associated with our practice management systems. Portal Services include advertising, sponsorship, continuing medical education, content syndication and distribution, and e-commerce transactions through our online distribution channels and the online and offline distribution channels of our strategic partners. A significant portion of Portal Services revenue is derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Portal Services also provides a suite of online tools and related services to employers and health plans for use by their employees and plan members. Our Plastic Technologies revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

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

      The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003. Amounts are in thousands unless otherwise noted.

Revenues

      Revenues for the three months ended September 30, 2004 were $299,615, compared to $250,635 for the three months ended September 30, 2003. Each operating segment experienced growth during the three months ended September 30, 2004, compared to a year ago. The Transaction Services, Portal Services, Physician Services and Plastic Technologies segments were responsible for $42,666, $5,853, $1,437 and $292, respectively, of the revenue increase for the quarter, which was partially offset by an increase of $1,268 in inter-segment eliminations.

      Revenues for the nine months ended September 30, 2004 were $852,710, compared to $705,584 for the nine months ended September 30, 2003. The Transaction Services, Portal Services and Plastic Technologies segments were responsible for $138,968, $15,296 and $3,528, respectively, of the revenue increase for the nine-month period, which was partially offset by a decrease in revenue of $4,592 in Physician Services and an increase of $6,074 in inter-segment eliminations.

      Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $30,050 to the overall increase in revenue of $48,980, for the three months ended September 30, 2004, and $109,702 to the overall increase in revenue of $147,126, for the nine months ended September 30, 2004. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers.

Costs and Expenses

      Cost of Operations. Cost of operations was $168,571 and $495,174 for the three and nine months ended September 30, 2004, compared to $149,270 and $410,556 in the prior year periods. Our cost of operations represented 56.3% and 58.1% of revenues for the three and nine months ended September 30, 2004, compared to 59.6% and 58.2% for the three and nine months ended September 30, 2003. The inclusion of the Medifax operations had a favorable impact on cost of operations as a percentage of revenue for both the three and nine months ended September 30, 2004 when compared to a year ago, as Medifax products have higher gross margins than the average gross margins of other products we offer. Also favorably impacting cost of operations as a percentage of revenue for the three and nine months ended September 30, 2004, when compared to a year ago, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within the Practice Services operating segment. Partially offsetting these items for both the three and nine months ended September 30, 2004, when compared to a year ago, was the inclusion of the ABF operations which have products with lower gross margins, due to the high cost of postage associated with providing ABF’s services. Additionally, we experienced higher sales commissions, as a percentage of revenue, paid to our channel partners and higher costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services during the 2004 periods, when compared to a year ago. Included in cost of operations were non-cash expenses related to content and distribution services of $104 and $705 during the three and nine months ended September 30, 2004 compared to $1,105 and $1,932 during the three and nine months ended September 30, 2003, respectively.

      Development and Engineering. Development and engineering expense was $14,392 and $38,479 for the three and nine months ended September 30, 2004, compared to $11,334 and $32,654 in the prior year periods. The increase in development and engineering expense was primarily attributable to the development and engineering expense of the Medifax and Dakota operations during both the three and nine months ended September 30, 2004 which, due to the timing of these acquisitions, were not included in our results during the respective 2003 periods. The ABF operations had a similar impact on development and engineering expense during the nine months ended September 30, 2004 compared to a year ago. Also contributing to the increase in development and engineering expenses during the 2004 periods, when compared to a year ago, is the increased investment in our product development efforts within the Practice Services operating segment.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $84,762 and $245,054 for the three and nine months ended September 30, 2004, compared to $72,450 and $209,917 in the prior year periods. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $3,505 and $14,188 for the three and nine months ended September 30, 2004, compared to $4,970 and $16,292 for the prior year periods. Non-cash stock compensation was $2,800 and $7,241 for the three and nine months ended September 30, 2004, compared to $3,390 and $10,948 for the prior year periods. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with acquisitions we made in 2000, partially offset by additional compensation expense during the three and nine months ended September 30, 2004 related to restricted stock issued to certain employees in March 2004.

      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, increased to $78,457 and $223,625 or 26.2% and 26.2% of revenue, for the three and nine months ended September 30, 2004, compared to $64,090 and $182,677, or 25.6% and 25.9% of revenue, for the prior year periods. The increase in sales, marketing, general and administrative expense for both the three and nine months ended September 30, 2004 is due to higher personnel and professional services costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services and our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting the increase in sales, marketing, general and administrative expense, as a percentage of revenue, for both the three and nine months ended September 30, 2004 was the impact of the inclusion, in 2004, of the ABF, Medifax and ViPS operations which have lower administrative expenses as a percentage of revenue than our other operations.

      Depreciation, Amortization and Other. Depreciation, amortization and other expense increased to $15,189 for the three months ended September 30, 2004, compared to $11,097 in the prior year period. The increase was the result of the amortization expense of the tangible and intangible assets related to the Medifax, ViPS and Dakota acquisitions, which, due to the timing of these acquisitions, did not exist in the same period a year ago. Depreciation, amortization and other expense during the nine months ended September 30, 2004 was $40,922 compared to $52,961 during the nine months ended September 30, 2003. This decrease was primarily due to intangible assets relating to certain acquisitions made in 2000 becoming fully amortized since the beginning of the prior year periods. This decrease was partially offset by depreciation and amortization expense related to the tangible and intangible assets acquired through our 2004 and 2003 Acquisitions.

      Legal Expense. Legal expense was $2,325 and $6,577 for the three and nine months ended September 30, 2004 compared to $493 for both the three and nine months ended September 30, 2003. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs and expenses may continue to be significant.

      Restructuring and Integration Charge. Restructuring and integration charge of $4,535 represents an incremental charge taken in connection with the settlement of a lawsuit against the landlord of a property leased in 2000, but never occupied. The remaining cost of the settlement was previously expensed in connection with the restructuring and integration plan that we announced in September 2000.

      Interest Income. Interest income was $4,512 and $14,506 during the three and nine months ended September 30, 2004, compared to $6,401 and $16,434 in the prior year periods. This decrease was due to lower average investment balances as well as lower average interest rates.

      Interest Expense. Interest expense was $4,843 and $14,429 for the three and nine months ended September 30, 2004, compared to $4,703 and $10,444 for the prior year periods. While interest expense was relatively unchanged for the three months ended September 30, 2004, compared to the prior year period, the increase for the nine months ended September 30, 2004, compared to the prior year period, was primarily a result of interest expense and amortization of debt issuance costs related to the 1.75% Convertible Subordinated Notes issued in June and July of 2003.

      Other Income, Net. Other income during the three and nine months ended September 30, 2004 and 2003 primarily related to net gains on the sale of marketable securities. Included in other income during the nine months ended September 30, 2003 was a benefit of $1,118, related to a state tax refund which applied to a pre-acquisition tax year of a company we acquired.

      Income Tax Provision. The income tax provision of $1,435 and $2,979 for the three and nine months ended September 30, 2004, and $1,273 and $3,261 for the three and nine months ended September 30, 2003, primarily related to tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income.

      Discontinued Operations. Loss from discontinued operations during the three and nine months ended September 30, 2003 represents the operating results of the discontinued units of the Plastic Technologies segment as well as a loss of $3,491 recognized in connection with their disposal on August 1, 2003. Included in the loss from discontinued operations during the nine months ended September 30, 2003 was an impairment charge of $33,113 to reduce certain long-lived assets of the discontinued units to fair value.

Results of Operations by Operating Segment

      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2003 Annual Report on Form 10-K. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.

      Summarized financial information for each of our operating segments and a reconciliation to net income (loss) are presented below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Transaction services	$174,643	$131,977	$504,459	$365,491
Physician services	76,924	75,487	219,703	224,295
Portal services	37,017	31,164	95,178	79,882
Plastic technologies	19,385	19,093	58,543	55,015
Inter-segment eliminations	(8,354)	(7,086)	(25,173)	(19,099)

	$299,615	$250,635	$852,710	$705,584

Income (loss) before restructuring, taxes, non-cash and other items
Transaction services	$31,750	$21,767	$90,514	$68,160
Physician services	5,856	3,686	8,978	16,342
Portal services	10,040	8,712	22,208	18,922
Plastic technologies	5,823	5,690	17,140	15,857
Corporate	(15,170)	(12,809)	(42,703)	(37,652)
Interest income	4,512	6,401	14,506	16,434
Interest expense	(4,843)	(4,703)	(14,429)	(10,444)

	37,968	28,744	96,214	87,619

Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(15,189)	(11,097)	(40,922)	(52,961)
Non-cash content and distribution services and stock compensation	(6,409)	(9,465)	(22,134)	(29,172)
Legal expense	(2,325)	(493)	(6,577)	(493)
Restructuring and integration charge	(4,535)	—	(4,535)	—
Other income, net	94	3,039	578	4,340
Income tax provision	(1,435)	(1,273)	(2,979)	(3,261)

Income from continuing operations	8,169	9,455	19,645	6,072
Loss from discontinued operations	—	(3,366)	—	(33,611)

Net income (loss)	$8,169	$6,089	$19,645	$(27,539)

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003.

      Transaction Services. Revenues were $174,643 and $504,459 for the three and nine months ended September 30, 2004, compared to $131,977 and $365,491 for the prior year periods. Revenues from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $29,745 and $107,939 to the increase for the three and nine months ended September 30, 2004. The remaining increases of $12,921 and $31,029 for the three and nine months ended September 30, 2004 were primarily the result of increased sales of our paid-claims communication services, electronic data interchange, or EDI transaction services and automated print-and-mail services.

      Income before restructuring, taxes, non-cash and other items was $31,750 and $90,514 for the three and nine months ended September 30, 2004, an increase of $9,983 or 45.9% and $22,354 or 32.8%, compared to the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items increased to 18.2% for the three months ended September 30, 2004, compared to 16.5% a year ago, and decreased to 17.9% for the nine months ended September 30, 2004, compared to 18.6% a year ago. The acquisitions of Medifax, ABF and ViPS had a favorable impact on operating margins for both the three and nine months ended September 30, 2004. Offsetting the higher margins of these acquisitions were higher sales commissions paid to our channel partners and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services.

      Physician Services. Revenues were $76,924 and $219,703 for the three and nine months ended September 30, 2004, an increase (decrease) of $1,437 and $(4,592) compared to the prior year periods. The increase in revenues for the three months ended September 30, 2004, compared to a year ago, is primarily due to an increase in Network Services revenue offset by lower systems sales. Network Services revenues were also higher during the nine months ended September 30, 2004, compared to a year ago, however that increase was more than offset by lower systems sales. Systems sales have been impacted by longer and more complex sales cycles and from HIPAA implementation and other transition challenges related to our “all-payer” transaction services. Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions was $305 and $1,263 for the three and nine months ended September 30, 2004.

      Income before restructuring, taxes, non-cash and other items was $5,856 and $8,978 for the three and nine months ended September 30, 2004, compared to $3,686 and $16,342 in the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 7.6% and 4.1% for the three and nine months ended September 30, 2004, compared to 4.9% and 7.3% for the prior year periods. Lower systems sales combined with lower margins, particularly during the March 2004 and June 2004 quarters, were primarily responsible for the operating margin of 4.1% during the nine months ended September 30, 2004. Productivity gains combined with the increased revenues during the three months ended September 30, 2004 have resulted in an increased margin of 7.6% for this period.

      Portal Services. Revenues were $37,017 and $95,178 for the three and nine months ended September 30, 2004, an increase of $5,853 or 18.8% and $15,296 or 19.1%, compared to the prior year periods. The increase in revenues for the three months ended September 30, 2004, compared to a year ago, is due to increased sponsorship and advertising revenue, in addition to an increase in revenues from large employers and commercial payers for our web-based health and benefit management solutions. The increase in revenues for the nine months ended September 30, 2004, compared to a year ago, is the result of growth in online revenues from pharmaceutical and medical companies and increased revenues from large employers and commercial payers. Revenues from customers acquired through the 2003 Acquisitions contributed $500 to the increase in Portal Services revenue for the nine months ended September 30, 2004.

      Income before restructuring, taxes, non-cash and other items was $10,040 and $22,208 for the three and nine months ended September 30, 2004, an increase of $1,328 or 15.2% and $3,286 or 17.4%, compared to the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 27.1% and 23.3% for the three and nine months ended September 30, 2004, compared to 28.0% and 23.7% for the prior year periods. The decrease as a percentage of revenue for the three and nine months ended September 30, 2004, compared to a year ago, was primarily the result of increased compensation costs offset by reduced marketing expenses.

      Plastic Technologies. Revenues were $19,385 and $58,543 for the three and nine months ended September 30, 2004, compared to $19,093 and $55,015 for the prior year periods. The increase for the three and nine months ended September 30, 2004, compared to a year ago, was primarily due to increased sales of writing instrument components and surgical products. Also contributing to the increase in revenues during the nine months ended September 30, 2004, compared to a year ago, was the favorable impact of foreign exchange rates.

      Income before restructuring, taxes, non-cash and other items was $5,823 and $17,140 for the three and nine months ended September 30, 2004, compared to $5,690 and $15,857 in the prior year periods. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 30.0% and 29.3% for the three and nine months ended September 30, 2004, compared to 29.8% and 28.8% for the prior year periods. These increases as a percentage of revenue were primarily due to the leveraging effect of certain fixed manufacturing costs.

      Corporate includes expenses shared across all operating segments, such as executive, corporate finance, legal, human resources and risk management. Corporate expenses increased to $15,170 and $42,703 during the three and nine months ended September 30, 2004, compared to $12,809 and $37,652 in the prior year periods. As a percentage of revenue, corporate expenses were 5.1% and 5.0% during the three and nine months ended September 30, 2004, compared to 5.1% and 5.3% for the same periods a year ago. While the dollar amounts of corporate expenses have increased when compared to a year ago, these expenses comprise a slightly lower percentage of revenue. Contributing to the increase in the dollar amount of these expenses, when compared to a year ago, were higher professional services costs related to our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three and nine months ended September 30, 2004, compared to the prior year periods, resulted from higher sales of Transaction Services products into the Physician Services customer base.

Liquidity and Capital Resources

      We have incurred significant operating and net losses since we began operations and, as of September 30, 2004, we had an accumulated deficit of $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of September 30, 2004, we had $133,988 in cash and cash equivalents and short-term investments and working capital of $68,212. Additionally, we had long-term investments of $515,096 in marketable debt securities and $3,373 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future.

      Cash provided by operating activities was $79,200 for the nine months ended September 30, 2004, compared to $84,025 for the nine months ended September 30, 2003. The cash provided by operating activities for the nine months ended September 30, 2004 was primarily attributable to the net income of $19,645 and non-cash charges of $65,311, partially offset by net changes in operating assets and liabilities of $5,178. The negative impact of changes in operating assets and liabilities may reverse in future periods, depending on the timing of each period end in relation to items such as payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 1.75% and 3 1/4% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the nine months ended September 30, 2003 was primarily attributable to non-cash charges of $83,638 and the loss from discontinued operations of $33,611, partially offset by a net loss of $27,539 and net changes in operating assets and liabilities of $7,593. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services, stock compensation and amortization of debt issuance costs.

      Cash used in investing activities was $140,209 for the nine months ended September 30, 2004, compared to $530,015 for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004 related to $274,600 of purchases of available-for-sale securities and cash paid in relation to business combinations of $225,375, net of cash acquired, offset by $384,238 of proceeds from maturities and sales of available-for-sale securities. Cash used in investing activities for the nine months ended September 30, 2003 primarily related to $597,867 of purchases of available-for-sale securities and held-to-maturity securities, partially offset by $169,241 of proceeds from the maturities, sales and redemptions of available-for-sale securities and held-to-maturity securities. Additionally, the 2003 Acquisitions consumed cash of $133,471, net of cash acquired. Investments in property and equipment were $24,889 and $13,643 for the nine months ended September 30, 2004 and 2003.

      Cash provided by financing activities was $105,943 for the nine months ended September 30, 2004, compared to $349,610 for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2004 principally related to the net proceeds of $98,115 from the issuance of our Convertible Redeemable Exchangeable Preferred Stock and proceeds of $30,528 primarily related to exercises of employee stock options. Cash provided by financing activities for the nine months ended September 30, 2003 primarily related to $339,125 of net proceeds from the issuance of our 1.75% Convertible Subordinated Notes on June 25, 2003 and July 7, 2003. During the nine months ended September 30, 2004 and 2003, $22,267 and $18,125 was used for repurchases of our common stock.

      As of September 30, 2004, we did not have any material commitments for capital expenditures. Our principal commitments at September 30, 2004 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023, the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007, our $100,000 of Convertible Redeemable Exchangeable Preferred Stock and obligations under operating leases. Additionally, we had commitments to make potential earnout payments of up to an aggregate of $163,400, as of September 30, 2004, related to completed acquisitions.

      Since December 31, 2003, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have increased approximately $40,000 as a result of new operating leases related to our Tampa, Florida and New York, New York operations and approximately $13,000 as a result of new operating leases related to our acquisitions completed in 2004. Offsetting these increases was the termination of a remaining obligation of $45,000 relating to an operating lease for a property we leased in 2000, for our then Santa Clara, California operations. We will pay approximately $23,000 during the three months ending December 31, 2004, in connection with the termination of the Santa Clara, California lease.

      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2004 and 2005. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and may continue to incur, costs relating to our own implementation of the HIPAA Transaction Standards and for assistance we provide to our customers in their implementation efforts. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

      As described above under “— Introduction — Background Information on Certain Trends and Strategies — WebMD Health IPO,” WebMD plans to take the steps necessary for a sale of approximately 10% of the equity of WebMD Health in an initial public offering in early 2005, following the release of its year-end financial statements, subject to the WebMD Board’s evaluation of market conditions at that time. WebMD does not anticipate making any decisions until after the IPO is completed regarding whether any additional equity will be sold or any other subsequent transaction will occur.

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

Risks Related to Our Relationships with Customers and Strategic Partners

The financial results of WebMD Business Services could be adversely affected if payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us

      There can be no assurance that healthcare payers will continue to use WebMD Business Services and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as WebMD Business Services. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with WebMD Business Services. See “We may lose customers that compete with one or more of our businesses because they perform services internally instead of using a third party provider” below. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate additional use of EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on WebMD Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on WebMD Business Services’ business and financial results.

We may lose customers that compete with one or more of our businesses or because they perform services internally instead of using a third party provider

      Some of our existing payer and provider customers and some of our strategic partners may compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as WebMD Business Services. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our other services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our services must be more efficient for them than use of internal resources.

WebMD Business Services’ transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our WebMD Business Services transaction services. WebMD

Practice Services is a competitor of these practice management system vendors. These vendors, as a result of our ownership of WebMD Practice Services or for other reasons, may choose in the future to diminish or terminate their relationships with WebMD Business Services. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Business Services or WebMD Health. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Business Services’ transaction volume and financial results could be adversely affected.

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes

      A portion of WebMD Business Services’ revenues comes from customers that are governmental agencies. The recent acquisition of ViPS has increased that portion and we intend to seek additional government contracts and subcontracts. Government contracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	“most-favored” pricing requirements to ensure that the government receives the lowest price offered to a specified class of customers and submissions of proprietary cost or pricing data to ensure that pricing is fair and reasonable;

•	more favorable licensing terms for software than we would ordinarily offer non-governmental customers;

•	reporting and compliance requirements related to, among other things: equal employment opportunity, affirmative action, and accessibility for the disabled;

•	broader audit rights than we would usually grant to non-governmental customers;

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

In addition, certain violations of federal law may subject U.S. government contractors to having their contracts terminated and, under certain circumstances, suspension and debarment from future U.S. government contracts. Finally, some of our governmental contracts are priced based on our cost of providing products and services. Those contracts are subject to regulatory cost-allowability standards and a specialized system of cost accounting standards.

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

Loss of a small number of sponsors could have a material adverse effect on WebMD Health’s revenues

      A substantial portion of WebMD Health’s revenues come from a relatively small number of companies. Thus, the loss of a small number of these relationships or a reduction in the purchases by a portion of these sponsors could have a material adverse effect on WebMD Health’s revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” below and “Business — Government Regulation” in our 2003 Annual Report on Form 10-K.

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

      For example, we are working to transform WebMD Business Services from a commercial claims clearinghouse to a supplier of a full complement of reimbursement cycle management solutions, including outsourcing of pre-and post-adjudication services for payer customers, sending claims transactions and receiving electronic remittance advice transactions for our provider and vendor customers, and other value-added services. However, there can be no assurance that customers who use our services for sending and receiving claims will use our other services, that our other services will attract additional customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services.

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

Performance problems with WebMD Business Services’ systems or system failures could cause us to lose customers or cause customers to reduce the number of transactions we process for them

      We process payer and provider transactions and data at our own facilities and at a data center in Tampa, Florida that is operated by an independent third party. We have contingency plans for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the third-party facility could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.

      Our payer and provider customer satisfaction and our business could be harmed if WebMD Business Services experiences transmission delays or failures or loss of data in its systems. WebMD Business Services’ systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below.

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

      For example, we have had and may continue to have transmission or processing problems relating to implementation of the HIPAA electronic transaction and code sets standards and our “all-payer” suite of services. These problems included: transmission failures resulting from sending large batches of electronic transactions to non-commercial payers who have been accustomed to receiving transactions through a greater number of smaller batches; enrollment and other set-up errors resulting from initiating services to large numbers of customers simultaneously; and various other transmission, processing, interfacing and service problems resulting from the implementation of new software and new business processes.

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

Performance problems with WebMD Business Services’ systems could affect our relationships with customers of our Practice Services business

      WebMD Business Services provides the transaction services, including the “all-payer” transaction services, used by the Medical Manager Network Services customers of our Practice Services business. As an increasing number of our WebMD Practice Services customers rely on us to provide our “all-payer” suite of transaction services, disruptions to those services could cause some of those customers to obtain some or all of their software support requirements from competitors of ours or could cause some customers to switch to a competing physician practice management or billing software solution.

WebMD Business Services’ ability to provide transaction services depends on services provided by telecommunications companies

      WebMD Business Services relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. Recently, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to WebMD Business Services. WebMD Business Services’ inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have a material adverse effect on its financial results.

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

      Almost all of the revenues of WebMD Health, WebMD Business Services and WebMD Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

      In addition, expectations of our customers regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. See also “Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets or result in the development of technology solutions that compete with ours” below.

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

Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets or result in the development of technology solutions that compete with ours

      There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare, including in the physician’s office, as a means of improving care and reducing costs. For example, the Department of Health and Human Services issued a report earlier this year entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care.” At WebMD, an important part of our mission has been fostering adoption of information technology and electronic communications in healthcare. Accordingly, we welcome governmental and private initiatives designed to achieve the same goals. However, these initiatives may encourage more companies to enter our markets or result in the development of technology solutions that compete with ours. The effect that these initiatives may have on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities.

The HIPAA Transaction and Code Sets Standards creates risks and challenges with respect to our compliance efforts, business strategies and customer relationships

      Application of the Transaction Standards to WebMD. October 16, 2003 was the deadline for covered entities to comply with HIPAA’s electronic transaction and code sets standards (which we refer to as the Transaction Standards). Failure to comply with the Transaction Standards may subject WebMD Business Services to civil monetary penalties, and possibly to criminal penalties. On July 24, 2003, the Centers for Medicare & Medicaid Services, or CMS, released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under CMS’s contingency plan for Medicare, it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Business Services announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on applicable law and the needs of our business partners.

      On February 27, 2004, CMS modified its Medicare contingency plan to delay the payment of electronic claims that are not HIPAA-compliant. Specifically, effective July 1, 2004, only claims that are compliant with the Transaction Standards are reported as electronic media claims (EMC), which may be paid no earlier than after a 13-day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26-day waiting period. Calling it a “measured step toward ending the contingency plan entirely,” CMS implemented the change to encourage providers to move more quickly with their efforts to achieve HIPAA compliance. This policy may provide an incentive for providers who cannot send HIPAA standard claims from their desktop to use a clearinghouse, such as WebMD Business Services, to do so.

      CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy that will take into consideration good faith efforts to comply with the Transaction Standards. We believe that CMS’s enforcement approach assisted in reducing disruptions in the flow of electronic transactions that otherwise could have occurred. We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Business Services in particular. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, we have experienced isolated disruptions and some delays and we expect that there will continue to be some problems for a period of time. We continue to work diligently to identify and resolve problems as they occur. The costs to us of dealing with those problems are inherently difficult to estimate and may be more than we expect and/or continue for longer than anticipated. In addition, most of our trading partners are currently operating under their own contingency plans and, accordingly, we would expect that there will be further disruptions during the adjustment period that occurs once CMS requires all applicable parties to perform in accordance with the Transaction Standards. We may not have enough technicians, programmers and customer service personnel to meet the demands placed on those functions by our customers and partners during that adjustment period, which could adversely affect our relationships with them.

      Implementation Challenges. Implementation of the Transaction Standards has presented us with significant technical and operational challenges. For example, the Transaction Standards cover not only transaction formats, but also required content, including some content not previously collected by most providers. We are working with our trading partners on quality assurance and testing as we enhance our clearinghouse services for transmitting additional data content provided for in the Transaction Standards. We plan to place these services into production as both our systems and payers’ adjudication systems become fully capable of handling the additional data content. As with any highly complex transition involving significant modifications to trading partner systems, we have experienced some problems during this process. Another aspect of the implementation challenges resulting from the Transaction Standards is the increase in computing capacity required. The Transaction Standards formats are much larger than the pre-existing ones. We are utilizing more computing capacity than we had anticipated. As a result, our systems have experienced inefficiencies that have resulted in processing delays. We seek to resolve all such problems when identified, but testing continues with numerous submitters and payers and no assurance can be given that we will identify all problems promptly or that we will not continue to experience problems that delay the full implementation of these enhanced data services. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” above.

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

      Implementation Costs. We have been incurring, and may continue to incur, significant expenses relating to implementation of the Transaction Standards. Implementation of the Transaction Standards has required us, among other things, to make significant changes to the software WebMD Business Services uses internally, to engage in testing with its customers and to implement additional quality assurance processes. If our reprogramming and testing are not completed on a timely basis, we could lose customers and revenues. In addition, our ability to perform our transaction services in compliance with HIPAA and the cost to us of doing so will depend on, among other things, the status of the compliance efforts of our payer and provider customers and the extent of the need to adjust our systems and procedures in response to changes in their systems and procedures. We cannot control when or how payers, providers, practice management system vendors or other healthcare participants will comply with the Transaction Standards or predict how their compliance efforts will affect their relationships with us, including the volume of transactions for which they use our services. Our technological and strategic responses to the Transaction Standards may result in conflicts with, or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

      Use of Direct Links. Although the standardization of formats and data standards required by HIPAA is only partial and we believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, such standardization may facilitate use of direct EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on WebMD Business Services’ transaction volume and financial results. See also “The financial results of WebMD Business Services could be adversely affected if payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us” above.

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

      Risks Relating to the HIPAA Unique Employer Identifier Standard. The HIPAA Unique Employer Identifier Standard establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by covered entities. This rule requires the use of an employer identification number (EIN) as assigned by the IRS on all standard transactions that require an employer identifier to identify a person or entity as an employer. This standard applies to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry were required to be in compliance with the Unique Employer Identifier Standard by July 30, 2004. The effect of the Unique Employer Identifier Standard on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Unique Employer Identifier Standard and its implementation or that we will be able to take advantage of any resulting opportunities.

      Risks Relating to the HIPAA Security Standards. On February 20, 2003, HHS published the final HIPAA Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and in establishing that our systems meet the legal requirements. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

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

      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In addition, some of our programs have been produced in collaboration with other ACCME-accredited CME providers. Medscape received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for a four-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME expects accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. Medscape believes it has modified its procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.

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

Our ability to maintain or increase our Portal Services sponsorship revenues will depend, in part, on our ability to retain or increase usage of our Portal Services by consumers and physicians

      WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its online physician and consumer portals and related e-mailed newsletters. Our WebMD Health sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. While we currently attract a large audience of health-involved consumers and clinically active healthcare professionals to our online offerings, we cannot provide assurance that we will continue to do so. Users of our portals have numerous other online and offline sources of healthcare information services. In addition, some of WebMD Health’s traffic and new members come to it through relationships with third parties, including MSN and AOL, and, as a result, may vary based on the amount of traffic to sites of the third parties and other factors outside our control. We expect that our relationship with MSN will not continue after the end of 2004.

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

Risks Applicable to Our Entire Company

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

      The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to WebMD as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, WebMD understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations. For additional information, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report.

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

We have incurred and may continue to incur losses

      We began operations in January 1996 and have incurred net losses in each year since our inception and, as of September 30, 2004, we had an accumulated deficit of approximately $10.2 billion. Although we generated net income, determined in accordance with U.S. generally accepted accounting principles, during certain quarterly periods, including the quarterly period ended September 30, 2004, we incurred a net loss for the year ended December 31, 2003. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions and whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

      Principal amounts expected to mature are $0.2 million, $55.6 million, $398.7 million and $85.0 million during the remainder of 2004, 2005, 2006 and 2007, respectively. These include investments totaling $452.6 million in Federal Agency Notes that are callable, subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.

      We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $0.2 million and $(0.1) million, during the three and nine month periods ended September 30, 2004, and $0.1 million and $1.6 million, during the three and nine month periods ended September 30, 2003.

ITEM 4.	Controls and Procedures

      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K (and as previously updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004), WebMD was named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court (which we refer to as the “California Action”). The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleges that WebMD aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. The plaintiffs also allege that WebMD made certain negligent misrepresentations with respect to these transactions. On December 16, 2003, WebMD filed a demurrer, seeking dismissal of plaintiffs’ two claims against it.

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

      On July 22, 2004, the Court sustained WebMD’s demurrer to the plaintiffs’ claims against WebMD, finding that the plaintiffs’ claims against WebMD are time barred. On September 10, 2004, the Court sustained WebMD’s demurrer to McKesson’s cross-complaint.

      On September 13, 2004, McKesson Corp. filed a motion for leave to amend its cross-complaint against WebMD. On September 20, McKesson Corp. filed a motion for reconsideration of the Court’s ruling on WebMD’s demurrer. These motions, along with WebMD’s motion for entry of judgment on the demurrer ruling, are pending before the Court.

      On October 6, 2004, the original plaintiffs in the California Action, Merrill Lynch Fundamental Growth Fund, Inc. and Merrill Lynch Global Value Fund, Inc., served WebMD with a new complaint filed in the Superior Court of New Jersey, Middlesex County, alleging fraud, aiding and abetting and conspiracy to commit fraud, and negligent misrepresentation, based on essentially the same allegations that they made in the California Action. WebMD intends to vigorously defend this action.

At Home Corporation General Unsecured Creditors Trust

      As more fully described in Part I, Item 3 of our 2003 Annual Report on Form 10-K (and as previously updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004), on December 4, 2003, WebMD was served with a complaint in an adversary proceeding in the Bankruptcy Court for the Northern District of California brought by the trustee for the At Home Corporation General Unsecured Creditors Trust alleging, among other things, breach of contract. Although the plaintiff originally claimed that its damages were in excess of $8 million, the plaintiff later increased its claim of damages to up to $39 million. On September 21, 2004, WebMD settled this matter for $150 thousand.

Investigations by United States Attorney for the District of South Carolina and the SEC

      As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of our company, which we first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at our corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to us, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5.5 million restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by our Medical Manager Health Systems subsidiary of other companies, most of which were dealers of Medical Manager products and services. In August 1999, Medical Manager Corporation announced that it would restate previously reported results of Medical Manager Health Systems, which it had acquired in July 1999, for the six months ended immediately prior to the acquisition. Medical Manager Corporation determined at the time that the accounting treatment previously accorded to five transactions involving the bulk sales of software licenses entered into concurrently with business combinations and other related transactions should be restated to reflect the software license revenues as a reduction of the acquisition price of the related transactions. At the time, Medical Manager Corporation also noted that the transactions represented $5,532,000 of revenue and $3,502,000 of net income for the six months ended June 30, 1999.

      WebMD has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, our Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct WebMD’s response to the allegations that have been raised. The Special Committee has retained independent legal counsel to advise it. WebMD has retained counsel to advise it in connection with the investigation and such counsel reports directly to the Special Committee.

      In connection with this matter, WebMD has uncovered evidence that, prior to Medical Manager’s acquisition by WebMD Corporation in September 2000, Medical Manager’s dealer acquisition program was improperly used to artificially inflate the revenue, earnings and goodwill of Medical Manager. Also, as we have stated in the past, WebMD has evidence of kickback payments by former dealers to certain former employees of Medical Manager who were responsible for the acquisition program. WebMD has commenced lawsuits against two of those former employees. These kickback payments appear to have continued until sometime in 2002. To date, we have not uncovered information which we believe would require a restatement for any of the years covered by our financial statements. The amount of the kickback payments were immaterial and have already been reflected in our financial statements.

      It is our understanding that the investigation by the U.S. Attorney’s Office also relates to allegations of improper revenue recognition practices in connection with system sales in the Medical Manager business. WebMD has identified evidence that some employees had in the past engaged in practices to improperly recognize revenue in connection with system sales. As with the issues relating to the dealer acquisition program, to date we have not uncovered information which would require a restatement for any of the years covered by our financial statements.

      As previously disclosed, WebMD understands that the SEC is also conducting a formal investigation into this matter.

      While WebMD is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may continue to be significant. For the three and nine month periods ended September 30, 2004 and 2003, those expenses are reflected as “Legal Expense” in the Consolidated Statements of Operations included in this Quarterly Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      (b) The following table provides information about purchases by WebMD during the three months ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs(1)

07/01/04-07/31/04	650,356	$8.16	650,356	$33,458,075
08/01/04-08/31/04	1,581,000	$7.47	1,581,000	$71,647,638
09/01/04-09/30/04	40,000	$6.83	40,000	$71,374,334

Total	2,271,356	$7.66	2,271,356	$71,374,334

(1)	These repurchases were made pursuant to the repurchase program that we announced on March 29, 2001, under which WebMD was originally authorized to use up to $50 million to purchase shares of its common stock from time to time beginning on April 2, 2001. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100 million; on November 7, 2002, it was increased to $150 million; and on August 19, 2004, it was increased to $200 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on September 23, 2004, our common stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class III directors to serve three-year terms ending in 2007:

Mark J. Adler, M.D.	— votes for	281,888,513
	— votes withheld	11,806,744

Herman Sarkowsky	— votes for	286,147,377
	— votes withheld	7,547,880

•	Proposal 2 — To approve amendments to WebMD’s Certificate of Incorporation to provide certain voting rights to the holders of Convertible Redeemable Exchange Preferred Stock and to insert a sentence reciting the total number of shares of all capital stock that WebMD is authorized to issue:

Votes for:	185,527,545
Votes against:	6,578,431
Abstentions:	429,089
Broker non-votes:	101,160,192

•	Proposal 3 — To approve amendments to WebMD’s Certificate of Incorporation to reduce the number of authorized shares of Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000:

Votes for:	184,409,109
Votes against:	7,687,296
Abstentions:	429,660
Broker non-votes:	101,169,192

•	Proposal 4 — To approve amendments to WebMD’s Certificate of Incorporation to clarify the authority of WebMD’s Board of Directors to designate and authorize the issuance of new series of preferred stock with voting powers by creating a new class of 4,990,000 shares of preferred stock describing such authority with specificity:

Votes for:	171,113,364
Votes against:	20,975,376
Abstentions:	437,324
Broker non-votes:	101,169,192

Proposals 2 and 3 were also voted on by our Convertible Redeemable Exchangeable Preferred Stock, all 10,000 shares of which were voted for each of Proposals 2 and 3.

      In addition to the directors elected at the Annual Meeting, our Board of Directors consists of: Neil F. Dimick, Roger C. Holstein and Joseph E. Smith, whose terms expire in 2005; Paul A. Brooke, James V. Manning and Martin J. Wygod, whose terms expire in 2006; and Kevin Cameron, whose term expires in 2007.

ITEM 6.	Exhibits

      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD CORPORATION

By:	/s/ ANDREW C. CORBIN

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended
3.2	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended
3.3	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.1	2004 Non-Qualified Stock Option Plan for Employees of Dakota Imaging, Inc.
10.2	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1