Form 10-K
period 2004-12-31
WEBMD CORP /NEW/
filed 2005-03-16
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of each class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐
     As of June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,742,954,120 (based on the closing price of the common stock of $9.32 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates). As of March 1, 2005, there were 314,783,047 shares of WebMD common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2005 Annual Meeting of Stockholders is incorporated by reference into Part III.

      WebMD®, WebMD Health®, dakota imagingtm, Digital Office Manager®, DIMDX®, Envoy®, ExpressBill®, Image Directorsm, Intergy®, Medifax®, Medifax-EDI®, Medscape®, MEDPOR®, Physician Flowsm, POREX®, Publishers’ Circle® The Little Blue Booktm, The Medical Manager® and ViPSsm are trademarks of WebMD Corporation or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by use of expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. In addition to the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 73, the following important risks and uncertainties could affect future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services,

•	the inability to successfully deploy new or updated applications,

•	difficulties in forming and maintaining relationships with customers and strategic partners,

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel, and

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastic industries being less favorable than expected.
      These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations” beginning on page 73 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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
Overview of Our Businesses
      Our business is comprised of four segments. Three of our business segments, WebMD Business Services, WebMD Practice Services and WebMD Health, provide various types of healthcare information services and technology solutions. Our fourth business segment is Porex, which designs and manufactures porous plastic products. The following overview describes our key products, services and markets:

•	WebMD Business Services. WebMD Business Services provides healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. We transmit transactions electronically between healthcare payers and providers and provide healthcare payers with transaction processing technology, decision support and data warehousing solutions, consulting services and outsourcing services. Our services for payers include conversion of paper claims to electronic ones and related document management services, as well as print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. We also provide automated patient billing services to healthcare providers, including statement printing and mailing services. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing electronic solutions that can be used by payers and providers to automate the entire reimbursement process.

WebMD Business Services generates revenues by selling our transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. We also generate revenue by selling our patient statement and paid-claims communication services, typically on a per statement or per communication basis. Finally, we generate revenue by licensing software and providing information technology consulting services to payers, including governmental payers. We charge healthcare payers annual license fees, which are based on the number of covered members, for use of our software and provide business and information technology consulting services to them on a time and materials basis. The consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure. WebMD Business Services revenue was $686.6 million in 2004 and $505.7 million in 2003.

•	WebMD Practice Services. WebMD Practice Services develops and markets information technology systems for healthcare providers, primarily under The Medical Manager, Intergy and WebMD Network Services brands. Our systems include:

—	administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently, and

—	electronic medical record and other clinical applications that assist them in delivering quality patient care.

Our systems and services are used by physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters. In addition, through WebMD Network Services, we provide integrated access to our WebMD Business Services transaction services for our WebMD Practice Services customers.

We generate revenues from: one-time fees for licenses to our software modules, for system hardware and for implementation services; and recurring fees for the maintenance and support of our software and system hardware. Pricing depends on the number and type of software modules to be licensed, the number of users, the complexity of the installation and other factors. Our WebMD Network Services and some of our WebMD Practice Services products and services are priced on a monthly fee per provider basis or a per transaction basis. WebMD Practice Services revenue was $296.1 million in 2004 and $302.6 million in 2003.

•	WebMD Health. WebMD Health provides health information, health and benefit decision-support tools, continuing medical education services, and interactive communications services through its public online portals for consumers and physicians, through syndication and distribution relationships, through customized private portals for employers and payers, and, to a lesser extent, through offline publishing services. Our offerings for consumers help them become more informed about healthcare choices and assist them in playing an active role in managing their own health. Our offerings for healthcare professionals help them improve their clinical knowledge, as well as their communication with patients regarding treatment options for specific health conditions.

—	We reach over 20 million unique users per month (based on the average during 2004) through www.webmd.com, www.medscape.com and our other public portals, as well as other Web sites with which we have relationships. We believe that Medscape from WebMD, our portal for healthcare professionals, reaches more physicians than any other physician-targeted Web site. Our private portals provide online health and benefit management services for employer and payer sponsors. These services assist the sponsors’ employees and members to make informed benefit, provider and treatment choices that help reduce healthcare costs while improving quality of care. We integrate the sponsor’s unique health and benefits content with our content and technology platform, to create private portals specific to the eligibility, coverage and health profile of each plan member. We generate revenue by providing healthcare and consumer products companies with opportunities to reach our public portals audience through a variety of content sponsorship formats and advertising products. In addition, we create and distribute accredited online continuing medical education programs funded by grants from a variety of sponsors. We also generate revenues by licensing private portals to employers and payers for use by their employees and members.

—	We publish specialized physician directories, used by physicians, pharmacists and other healthcare professionals, and professional medical reference textbooks. We generate revenue from sales of subscriptions to our medical reference publications, from sales of physician directories, and from sales of advertisements in those directories.

WebMD Health revenue was $134.3 million in 2004 and $110.7 million in 2003.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of our finished products, as well as manufacturers that include our components in their products for the medical device, life science, research and clinical laboratory, surgical and other markets. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 65 countries. Porex revenue from continuing operations was $77.1 million in 2004 and $71.9 million in 2003.
      During 2004, our revenues were divided among our segments as follows: 59.2% from WebMD Business Services, 25.5% from WebMD Practice Services, 11.6% from WebMD Health and 6.6% from Porex. The sum of these percentages equals 102.9% of our total revenues of $1,160 million because $33.8 million of our revenues are from inter-segment transactions and are eliminated when we consolidate our results.
      A more complete description of the products and services of each of our segments begins on page 6. Some of our products and services have been developed internally and some have been acquired. For a description of the companies that we acquired in 2004, 2003 and 2002, see Note 2 to the Consolidated Financial Statements included in this Annual Report. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” in Item 7 of this Annual Report and Note 8 to the Consolidated Financial Statements included in this Annual Report.
      For a discussion of key trends in the healthcare marketplace and the strategies we have developed in response, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends Affecting our Businesses and Our Healthcare Customers” in Item 7.
Recent Developments
      Evaluation of WebMD Health Transaction Alternatives. WebMD is continuing to pursue its previously announced plan to establish WebMD Health as a separate publicly traded company. WebMD’s Board of Directors continues to evaluate the two previously announced alternatives it has been considering — a one-step split-off of WebMD Health equity through an exchange offer transaction with WebMD’s stockholders or an initial public offering of a minority interest in WebMD Health. In the case of a one-step split-off, all holders of WebMD common stock would have the right, on a pro rata basis, to exchange shares of WebMD common stock for newly-issued shares of WebMD Health common stock at an exchange ratio that would be set by the Board of Directors of WebMD. While the evaluation process is complex, considerable progress has been made in refining the tax analysis of these alternative transactions, preparing the necessary financial statements and Securities and Exchange Commission filings, planning the necessary corporate infrastructure separation and completing the analysis of employee, corporate, third-party contractual and other considerations relevant to these two alternatives. As each alternative offers certain potential advantages for WebMD’s stockholders, some of which are dependant on market conditions, the Board will not make a decision as to which alternative to pursue until shortly before WebMD is in a position to make the required registration statement filing with the SEC. WebMD anticipates being in a position to make this SEC filing in April 2005.
      Acquisition of HealthShare Technologies. On March 14, 2005, WebMD acquired HealthShare Technologies. The purchase price paid at closing was $31 million in cash. In addition, WebMD has agreed to pay up to an additional $5 million if certain financial milestones are achieved for calendar year 2005. HealthShare provides health plans and employers, and their members and employees, with online decision support tools that evaluate both hospital care cost and quality to enable users to make more informed decisions. HealthShare also provides professional decision support tools used by health plan executives to develop provider networks, identify centers of excellence, and evaluate comparative hospital quality. HealthShare tools are also used by hospitals to provide online decision support to help enhance quality of care, manage costs and profitability, and better understand market position. The results of operations of HealthShare will be included in our WebMD Health segment.

HEALTHCARE INFORMATION SERVICES AND TECHNOLOGY SOLUTIONS
      We provide services that help consumers, physicians and other healthcare providers and health plans navigate the complexities of the healthcare system. Our products and services promote more informed decision-making, streamline administrative and clinical processes, increase efficiency and reduce costs by facilitating information exchange, communication and electronic transactions between healthcare participants.

WebMD Business Services
Overview
      WebMD Business Services provides healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. In addition, we provide information technology, decision support solutions and consulting services to governmental and commercial healthcare payers through ViPS, which we acquired in August 2004.
      To ensure timely reimbursement and comply with managed care requirements, healthcare providers must interact effectively with healthcare payers from the first point of patient contact until final payment has been received. Our services allow providers and payers to replace manual processes, phone calls and faxes with electronic transactions and, by doing so, to save time and money. We provide our payer and provider customers connectivity through an integrated electronic transaction processing system. We refer to these connectivity services as electronic data interchange, or EDI. Customers access our connectivity services through the Internet, through dedicated high speed communications lines and by modem over standard telephone lines. After we receive transactions from providers, they are edited and translated in accordance with payer specifications and sent to the payer’s system.
      Although these EDI services are an important part of what we do, we have substantially expanded our WebMD Business Services product line in recent years through both acquisitions and internal efforts. We now provide healthcare payers with transaction processing technology, decision support solutions, consulting services and outsourcing services. Our services for payers also include conversion of paper claims to electronic ones and related document management services, as well as print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. Our services for providers also include automated patient billing services, with statement printing and mailing services available. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing enhanced capabilities and additional solutions that can be used by payers and providers to automate the entire reimbursement process.
      Healthcare payers and providers pay fees to us for our services, generally on a per transaction basis or, in the case of some providers, as a flat rate per month. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. We may also charge one-time implementation fees to providers and payers. ViPS charges healthcare payers annual license fees, which are based on the number of covered members, for use of its software. ViPS also provides business and information technology consulting services to its customers on a time and materials basis. ViPS’ contracts with the federal government are typically on a cost-plus award fee structure.
Customer and Vendor Relationships
      Customers. WebMD Business Services’ customers consist of: healthcare providers, such as physician offices, dental offices, billing services, national laboratories, pharmacies, hospitals; and healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmacy benefit management companies, commercial health insurance companies and managed care organizations.

•	Healthcare Providers. For providers, WebMD Business Services can help them automate every step of the reimbursement cycle, including: checking patient coverage eligibility information;

seeking pre-authorization from a payer for services; submitting and tracking claims; and automated payment posting, credit card billing and patient statement processing. Our EDI connectivity services reduce paperwork and the need for communication by mail, telephone and fax, resulting in cost savings for payers and providers. These services also expedite the reimbursement process, which can result in a lower average number of outstanding accounts receivable days for providers. In addition, the use of EDI for eligibility and other coverage-related transactions can save hospital, physician and dentist office staff significant amounts of time compared to phone or other individual verification methods and allow them to provide faster answers to patient questions regarding coverage.

•	Healthcare Payers. For a healthcare payer, the administrative cost of supporting patient medical encounters includes eligibility and benefit information distribution, intake of paper and electronic claims, claim adjudication, payment and explanation of benefits (or EOB) distribution, as well as a wide variety of member and provider service and communication activities. WebMD Business Services provides services that help automate and reduce the cost and improve the accuracy of these processes. Specifically, our electronic transaction services automate the data exchange between healthcare providers and payers for patient eligibility and benefits information, claims transactions, remittance information, referrals, claim status information and other processes. Payers using us as their managed EDI gateway for inbound transactions benefit from improved reliability and improved auto-adjudication rates. Our systems can apply customized payer-specific business rules to these transaction processes to further improve payer auto-adjudication rates (which means the percentage of claims that are adjudicated by the payer’s computer systems, without review by payer personnel), which provides additional cost savings to our clients. These automation tools, in conjunction with our imaging and scanning services for inbound transactions and print and mail services for remittances and other outbound communications, allow payers to better focus on their core activities: provider network management, employer marketing and contracting, benefit plan design, and member service. In addition, by outsourcing inbound and outbound transaction processes to us, payers can reduce their capital expenses and operating costs. Our acquisitions of Advanced Business Fulfillment in 2003 and Dakota Imaging in 2004 support our ability to provider more comprehensive business process outsourcing services. For a description of other services that WebMD Business Services provides to healthcare payers, see “— ViPS” below.

      Information System Vendors. We work with numerous medical and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and ours. Most practice management and hospital information systems support, and can be integrated with, our connectivity services. Many practice management system vendors, including WebMD Practice Services, market a private label brand of our transaction services that they have integrated with their systems. We pay sales commissions to some of these vendors as an inducement to use WebMD Business Services. We work together with these vendors to increase the percentage of healthcare transactions that are handled electronically.
      Clearinghouses. Some healthcare transaction clearinghouses also use our services to transmit transactions to payers that they have received from healthcare providers. We pay sales commissions to some of these clearinghouses as an inducement to use WebMD Business Services to complete the transactions submitted through their systems.
Our Connectivity Services
      Administrative Solutions. WebMD Business Services began as a clearinghouse for electronic healthcare claims transactions between physician offices and commercial healthcare payers and continues to be a leader in those services. WebMD Business Services connectivity services have grown to include additional transactions for additional types of providers and payers and other types of transaction-related services. WebMD Business Services now provides connectivity throughout the healthcare reimbursement cycle:

•	beginning with insurance eligibility verification,

•	continuing through the claim submission process,

•	followed by tracking the reimbursement through claim status inquiries, and

•	concluding with electronic remittance information and payment posting.
Providers can also use our services to obtain authorization from payers, at the point of care, for services and referrals to other providers.
      Our “all-payer” services includes the capture, validation and routing of claims transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid. The goal is to provide a single source reimbursement cycle management solution for providers and practice management system vendors. A single solution reduces administrative burdens on the provider office in sending claims transactions and receiving electronic remittance advice transactions and, more importantly, allows us to provide a single report back to the provider office regarding those transactions. That, in turn, allows the provider office to determine more easily whether it has been paid on a particular claim and how much. Provider offices without such a solution typically receive five or more different reports that they then have to reconcile in order to manage their accounts receivable.
      Clinical Solutions. WebMD Clinician is an Internet-based solution that streamlines the flow of information between providers, pharmacies, payers and labs. This product supports:

•	electronic ordering of clinical tests and the reporting of test results between healthcare providers and labs, and

•	electronic prescribing that references medication histories, payer formularies, and drug usage reports at the point of care.
The WebMD Clinician suite of solutions is designed to integrate with most physician practice management systems and electronic medical record systems through virtually any web-enabled device. The result is secure delivery of accurate electronic medical record information into the workflow of the physician when needed for making care decisions. WebMD Clinician reduces costs and improves the quality of patient care by improving order entry accuracy and expediting the delivery of lab results, while enhancing the ability to share those results with multiple physicians.
      Accessing Our Connectivity. Healthcare providers access our transaction services both directly and through their relationships with integrated delivery networks, clinics, physician and dental practice management system vendors, hospital information management system vendors, and retail pharmacy chains. Providers initiate transactions using our proprietary applications, their practice management systems or other computer systems or networks. Providers submit transactions to our clearinghouse by modem connections using regular telephone lines, using dedicated high speed telecommunications services and over the Internet. At our clearinghouse, the transaction is formatted and translated in accordance with the payer’s specifications and sent to the payer’s claims adjudication and/or real-time database systems.
      We provide various products designed to assist healthcare providers in managing their claims processes and utilizing our services, including:

•	Claim Master. Through our Claim Master service, providers can securely access our transaction services through the Internet. Claim Master can be used as a stand-alone system or as a complement to a practice management system or hospital information system. Claims are captured from the source healthcare information system and incorporated into the Claim Master relational database to be tracked through event-driven updates. The Claim Master database serves as the repository for all claim management functions including viewing, editing (in real time), correcting, submitting and managing payer responses. During validation, claims are separated into “clean”

claims and those needing additional information. Clean claims are passed on to our clearinghouse in a HIPAA-compliant format and then submitted to the appropriate payers. Claims needing additional information are edited, corrected, and then submitted. With Claim Master’s wide array of reporting and display options, providers can clearly understand the location and status of any claim or batch of claims at any given time, including the status of all claims in the system, types of claim errors and list of claims sorted by dollar amount, work queue and payer.

•	WebMD Office. Through our WebMD Office Internet-based service, providers can securely access our transaction services through either a standard dial-up or high speed DSL or cable modem. WebMD Office can be used as a stand-alone system or as a complement to a practice management system through an import and data management function that allows transactions to be generated from the practice management system and submitted through WebMD Office. In addition, our practice management system vendor partners may elect to market a private-label brand version of WebMD Office.

•	WebMD Assistant. WebMD Assistant integrates with hospital information systems to automate various registration activities such as insurance eligibility verification, credit checking and address verification. WebMD Assistant can be configured to automatically perform real-time tasks during patient registration. This saves the registration staff time by eliminating the need to use separate systems for registration and for eligibility verification. The eligibility response can be automatically stored within the patient record as a permanent reference.

•	WebMD Receivable Analysis. WebMD Receivable Analysis is an electronic screening service designed to verify Medicaid and other forms of insurance eligibility in an electronic batch format. The healthcare provider submits a file electronically and the file is processed against the WebMD payer databases to determine eligibility. WebMD customers use this service to identify Medicaid and other forms of eligibility that may apply to patients who have been classified as not having coverage. The resulting reclassification often results in significant reimbursements.

•	WebMD Accupost. WebMD Accupost automates the posting of payments received from governmental and commercial payers that provide an electronic remittance advice into the providers’ financial accounting system. Automated posting is completed in a fraction of the time it takes to perform these same tasks manually and is more accurate.

ViPS
      ViPS provides information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield (BCBS) and commercial healthcare payers. ViPS has been a long-time leader in helping the government and healthcare industry manage large data volumes and repositories through information technology. We acquired ViPS, Inc. in August 2004.
      Government Solutions. ViPS’ Government Solutions Group provides technology services and project personnel to federal and state agencies, such as the Centers for Medicare and Medicaid Services (CMS) as well as to key information services contractors for those agencies. ViPS’ personnel provide systems support for data warehousing, claims processing, decision support, and fraud detection. In addition, ViPS’ consultants assess workflow, design complex database architectures, perform data analysis and analytic reporting functions for agencies and contractors in the public sector. For CMS, ViPS’ products and services support Medicare Part A, Part B and Durable Medical Equipment claims processing.
      Working with Northrop Grumman’s Mission Systems Group, ViPS designed and is implementing CMS’s Medicare Beneficiary Database, which serves as the foundation for administering the new Medicare prescription drug benefit under the Medicare Prescription Drug, Improvement and Modernization Act, referred to as the MMA. The MMA, signed into law on December 8, 2003, is the most significant change to Medicare since the program’s founding in 1965 and is the largest budget increase in a government entitlement program in the past forty years. The new drug benefit will give beneficiaries access to coverage under prescription drug insurance policies in return for a premium of approximately $35 per month and, as temporary measure until 2006, beneficiaries will have access to drug discount cards. ViPS is currently working on three projects relating to the MMA, including:

•	Centralized Medicare Beneficiary Eligibility Transaction System. This system will be used by healthcare providers and other submitters, network service providers and clearinghouses. ViPS is providing overall program management for this system. For this project, ViPS is working with other WebMD Business Services units and benefiting from their EDI subject matter expertise and is also working with Northrop Grumman Mission Systems.

•	System to Support the Retiree Drug Subsidy Provisions of the MMA. Under the MMA, employers are eligible for a financial subsidy from Medicare if they keep retiree beneficiaries on their prescription drug plan rather than have them move to the new Medicare prescription drug benefit. ViPS is working with Group Health, Inc., Arkansas Blue Cross Blue Shield and Northrop Grumman Mission Systems on this project, which includes responsibility for processing enrollment applications and payment requests, issuing payments and remittance advices to eligible employers, providing a call center, conducting outreach activities, performing fraud analysis and providing related training.
We believe ViPS is well-positioned to play a key role in the implementation of the MMA and to compete for additional related projects.
      Healthpayer Solutions. ViPS’ Healthpayer Solutions Group develops and markets software, data warehouses and tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. The products include:

•	MCSource. MCSource is a medical management decision support system that consists of an integrated suite of analytical and Web-based applications designed to give health plans the ability to address critical issues such as medical cost and utilization, provider profiling, disease management, quality improvement and medical review. MCSource’s foundation is a high-performance data warehouse that can store all types of administrative healthcare information. MCSource is designed to support the complexities and usage volumes of large, information-driven health plans and has been deployed to more than 20 customers, including the BCBS Federal Employee Program, where it is used to manage a data warehouse covering approximately four million lives and five years of longitudinal member data.

•	STARSentinel. STARSentinel is an early-warning detection system that looks at health plan data and evaluates claims against providers’ claims histories, specialty profiles and common, documented fraud schemes. By calling early attention to questionable patterns, STARSentinel helps prioritize cases and helps health plans use their resources with maximum productivity.
      ViPS Healthpayer Solutions also provides consulting expertise and outsourcing services to help its customers, including commercial health plans and over 65% of the nation’s BCBS plans, monitor clinical and financial results in order to predict risk, determine the most effective treatments and evaluate provider networks.
Print-and-Mail Services
      ABF. Advanced Business Fulfillment, Inc., which we refer to as ABF, provides healthcare paid-claims communication services for healthcare payers. We acquired ABF in July 2003.
      ABF’s operations are supported by proprietary software and systems that allow healthcare payers to outsource print-and-mail activities by sending an electronic feed to ABF. By outsourcing these services to ABF, its clients can reduce operating costs and capital expenditures. ABF’s systems include a Web-based suite of management tools to facilitate the printing and mailing of checks and remittance advice to providers and explanation of benefits to plan members. These management tools allow clients to control the processes they have outsourced to ABF and to access archived data from their desktops. ABF has worked closely with leading claims processing system vendors to allow its software to interface with their systems. In return for marketing ABF’s post-adjudication services and for the creation and maintenance of an ABF-specific data extract, ABF makes periodic payments to vendor partners.
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
      WebMD ExpressBill. Through WebMD ExpressBill, we provide print-and-mail services to healthcare practitioners, hospitals and high volume commercial customers throughout the United States. WebMD ExpressBill accepts client data via modem or the Internet, generates printed materials and prepares them for mailing. Our WebMD ExpressBill services include:

•	Patient Mailings. On behalf of healthcare provider customers, we print invoices, account statements, collection letters, recall notices and other communications and mail them to patients.

•	Paper Claims. Claims that cannot be sent electronically to payers can be sent by healthcare providers electronically to WebMD ExpressBill, where we print and mail them on their behalf.

•	Payment Processing. We process payments on behalf of providers and other customers, receiving and depositing checks, posting payments and transmitting funds in accordance with customer instructions.

•	Electronic Presentment and Payment Services. Our electronic presentment and payment services offer healthcare providers the ability to present statement and invoice images to patients electronically and to receive payment via the Internet.
Sales and Marketing
      Our WebMD Business Services sales and marketing efforts are conducted by sales, marketing and account management personnel located throughout the United States. We participate in trade shows and use direct mail and various advertising media to promote our services.

•	We promote our EDI and print-and-mail services for providers to organizations that have relationships with or access to a large number of providers, such as practice management systems vendors, hospital information systems vendors, practice management companies and other clearinghouses. In certain cases, we agree to pay a sales commission to these organizations as an inducement to use WebMD Business Services as the clearinghouse for the transactions made through their systems or by providers with which they have relationships. We also market our EDI and print-and-mail services directly to small and large physician practices, dentists, hospitals and other healthcare providers. We offer our payer customers the opportunity to work with us in targeted programs to educate physicians and dentists to increase the utilization of electronic services. When a payer agrees to participate in such a program, WebMD utilizes information supplied by the payer to target providers that may not be sending claims electronically.

•	A team of sales, marketing and account management personnel market our EDI services and other pre- and post-adjudication transaction services directly to healthcare payers. In addition, in the post-adjudication services area, we have established relationships with vendors of claims processing software.

•	In the pharmacy EDI area, WebMD Business Services has established relationships with large retail pharmacy chains and pharmacy software vendors.

•	A team of account management personnel, supported by professional services representatives, markets our ViPS Government Solutions Group products and services. The Government Solutions Group extends its government sales capabilities through key relationships with leading government contractors, including Computer Sciences Corp., SAIC, BearingPoint and Northrop Grumman.

ViPS often bids on government projects together with one or more of these companies. ViPS is seeking to extend its government services reach into additional government agencies.

•	ViPS’ Healthpayer Solutions Group markets its products and services nationally through a direct sales organization. Because of ViPS’ long-standing industry relationships, particularly with BCBS plan organizations and other large commercial payers, ViPS is often invited to bid on contracts to be awarded based on competitive bidding procedures.

HIPAA
      Under the Healthcare Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules, including rules to establish standards and requirements for the electronic transmission of certain healthcare transactions, which we refer to as the Transaction Standards. For a full discussion of HIPAA and the risks and challenges it presents to our businesses, see “— Government Regulation — Health Insurance Portability and Accountability Act of 1996.”

WebMD Practice Services
Overview
      WebMD Practice Services develops and markets information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, and WebMD Network Services brands. Our systems include administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently and clinical applications that assist them in delivering quality patient care. These applications and related services:

•	automate scheduling, billing, receivables management and other administrative and financial management tasks,

•	enable providers to maintain electronic medical records and to automate the documentation of patient encounters, and

•	facilitate the use of electronic data interchange for administrative and clinical healthcare transactions.
      We expect that most of our future sales of practice management systems will be Intergy Practice systems. However, we intend to continue to develop and support The Medical Manager system. We offer our Intergy EHR clinical systems, which can be fully integrated with our Intergy Practice systems and which can also interface with The Medical Manager systems. We are developing additional interfaces to allow our Intergy EHR software to work with other practice management systems.
      Healthcare providers pay us a one-time fee for the purchase of a license to our software or to additional software modules. They also pay us a one-time purchase price for system hardware. Many customers also pay us recurring fees for the maintenance and support of our software and for providing hardware support and maintenance. Pricing depends on several factors, including the number and type of modules to be licensed, the number of users per site, the number of practices, the operating system, the hardware to be supported and the complexity of the installation. Healthcare providers also pay us fees for:

•	our WebMD Network Services administrative transactions services, generally on a per provider per month subscription basis or a per transaction basis; and

•	our clinical transaction services, on a per provider per month subscription basis.

Practice Management Systems
      Intergy Practice. We introduced Intergy Practice in 2003. Since that time, most of our new installations of practice management systems have been Intergy Practice systems. Intergy Practice packages complex medical practice functions into easy-to-navigate windows with consistent point-and-click drop down menus and buttons. The Intergy Practice software operates on Windows and UNIX based servers, together with Windows based workstations. The Intergy Practice base package allows an office to automate appointment scheduling and recalls, registration, encounter form management, billing, collections and other administrative and financial functions. Intergy Practice also has a customizable security system, with access to functions and features that can be defined for each user based on practice policies and procedures. Intergy Practice systems are scalable to meet the needs of a wide variety of healthcare provider settings, from small physician groups to large clinics, and across various medical specialties. Customers can purchase a base system and then add additional modules and services over time to expand their use of technology as needed.
      We license the Intergy Practice software through several different license models to meet the varying business needs of our customer base. The most common model is the standard practice license, which provides a license to use the Intergy software for the internal business needs of a medical practice or clinic. The Management Service Organization model provides a license to use the Intergy software under one license arrangement that enables a management service organization to manage the financial or billing aspects of its owned and managed practices, while allowing such practices to use our software to manage the administrative and clinical aspects of their offices. The Physician Billing Service model provides an Intergy Practice license to billing service companies enabling them to provide billing services to multiple doctor practices, while also giving them an option (at an additional cost) to allow such practices to use our software to manage the administrative aspects of their offices.
      One of our optional Intergy Practice administrative and financial modules is the managed care system, which provides functions required to track incoming and outgoing referrals to facilities and specialists and to provide risk management capabilities. The managed care system assists providers in automating referral management, capitation payment posting, and contract management and profitability tracking. The system is designed to work in all managed care scenarios, including primary and specialty care. Intergy Practice software users can also elect to implement some or all of the products and services described below under “— Intergy EHR” and “— Additional Features and Modules” below and our administrative and clinical transactions services described below under “— Transaction Services.”
      We provide radiology practices with practice management and clinical solutions designed to meet their specific requirements. WebMD Intergy RIS (which means Radiology Information System) offers specialized workflow and administrative tools to manage practice resources, including equipment, technologists, radiologists and examination rooms. We also offer Intergy PACS, a picture archiving and communications solution, as part of our suite of radiology solutions. See “— Clinical Solutions — IntergyPACS” below.
      The Medical Manager. The Medical Manager system provides physician practices with a broad range of patient care and practice management features. Although most of our current sales are of Intergy Practice systems, we offer The Medical Manager system with modules that meet the functionality needs of public health and community health markets and family planning clinics and intend to continue to market The Medical Manager system in these formats. The Medical Manager software’s base package serves as the foundation of the system and includes an appointment scheduler, billing system, financial management system and other features. Additional modules containing advanced administrative and financial features are also available, including automated collections, advanced billing and multiple resource scheduling and managed care modules. For The Medical Manager system customers who wish to purchase an electronic medical record product, we are offering an interfaced version of Intergy EHR. See “— EMR and Imaging Systems” below. The Medical Manager software users can also elect to implement some or all of the integrated products and services described below under “— Additional Features and Modules” and our administrative and clinical transactions services described below under “— Transaction Services.”

      Medware. Through our acquisition of Medifax in December 2003, we have obtained ownership of Medware, a practice management software package used primarily by small physician practices. Medware has its own programming, sales and support operations that continue to develop, sell and support Medware software.
      Other Practice Management Systems. Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems. We currently support these other systems and may provide periodic updates to the users of some of these systems. We are developing interfaces between some of these systems and Intergy EHR.
Clinical Solutions
      Healthcare providers record, use and share various types of clinical data about their patients, including patient histories, examination notes, lab results, medication orders and referrals. Much of this data is currently recorded in handwritten or printed form on paper records, often referred to as patient charts. As the amount of patient information maintained by a practice increases, so do the logistical challenges of moving paper charts from site to site and physician to physician. Many healthcare organizations are finding that the most promising solution to this challenge is the use of electronic medical record systems. These systems allow providers to share patient charts and other medical records, access them simultaneously and view them from remote locations. Electronic medical record systems not only help healthcare providers enhance clinical processes and patient safety, they also assist them in sharing information appropriately and efficiently and in collecting and managing the data necessary to meet the requirements of third-party billing procedures and contractual requirements.
      Intergy EHR. Intergy EHR is a suite of software modules that provides physicians with access to patient information, clinical systems, encounter documentation and outcomes reporting. Intergy EHR fully integrates with Intergy Practice. Intergy EHR software creates an electronic patient chart containing detailed current and historical information regarding the patient. In addition, Intergy EHR offers:

•	PhysicianFlow technology that enables physicians to access information from a variety of sources — including the patient chart, imaging systems, practice management systems, and laboratory systems — all from one screen.

•	clinical encounter forms that guide the creation of documentation and capture structured data to facilitate correct coding and outcomes reporting. Physicians can review and approve coding as they create the encounter note so that billed procedures are appropriately documented. Intergy EHR provides a forms library for major medical specialties, including primary care, pediatrics, obstetrics/gynecology, cardiology, orthopedics and others.

•	a clinical workflow manager, integrated with the electronic chart, that allows the physician to communicate with staff members and that automatically generates tasks list items for the physician when, for example, a lab report is ready, a transcription needs to be signed or a prescription needs approval.

•	KnowledgeLink technology to enable physicians to access information from Medscape and other drug and medical reference information. This enables the physician to share education with the patient at the time of care, and document the event in the encounter notes.

•	a selection of various input devices for physicians, including desktop, laptop and tablet PCs, and handheld personal digital assistant (PDA) devices. Handheld systems can be used for offline charge capture, schedule review and dictation, and tablet PCs for full mobile functionality. Physicians also can assign tasks and access clinical information from Intergy EHR systems connected to the practice over the Internet or over a wireless network.

•	a prescription module that automates the process of writing and tracking prescriptions, providing improved efficiency with both the clinical and administrative aspects of the prescription process and can be linked to our optional clinical transaction services (see “— Transaction Services” below).

•	a Laboratory System module that allows providers to access, review and maintain all lab results from within the Intergy EHR system. Practices may also arrange to place orders and receive accurate and timely lab test results via a direct, bi-directional link with the laboratory. Test results are received electronically from the laboratory and are stored directly in the patient’s file for viewing, printing and analysis.
Intergy EHR is designed to enable different physicians in the same practice to use the system in different ways, to suit different work styles. For example, a physician’s encounter notes can become part of the electronic record whether created by computer, dictation or handwritten notes. We provide technical assistance and support that helps medical practices transition from paper charts to electronic medical records.
      Intergy EHR Imaging. We offer a document image management (DIM) system that allows a practice to scan, store, catalog and retrieve documents, images and sound files in electronic form, which then becomes part of the patient’s medical record and can be accessed from multiple workstations simultaneously.
      Image Director. Image Director combines bar-coding technology with imaging processes and simplifies moving from paper charts to electronic ones. It also enables additional paper flow from outside the practice to be added as an image into the patient chart without disrupting workflow. Bar codes can be assigned to paper documents using standard printers which eliminate the need for expensive scanners at each workstation. Bar-coded documents can be batch-scanned into patient charts at any time, by any staff member. The bar code assists the practice in inserting each image in the right place, in the right patient chart.
      Intergy PACS. We market a third party solution, Dynamic Imaging’s IntegradWeb PACS, as Intergy PACS, a part of our radiology solutions product offering. Intergy PACS is a picture archiving and communications systems (or PACS) that allows a practice to input, display, archive and transmit X-rays and other diagnostic images electronically. Using a secure, encrypted Web protocol, all users, whether local or remote, can access all of a patient’s images and reports, which are always available online. In addition, WebMD is working on a unified desktop application called the WebMD Radiology Navigator that will integrate Dynamic Imaging’s IntegradWeb PACS with WebMD Intergy RIS.
      Intergy EHR PDA. Healthcare providers are becoming increasingly aware of the benefits of using wireless handheld computers in their practices. Intergy EHR PDA, our handheld point-of-care solution for users of Intergy EHR, combines the power of our clinical and administrative systems with the convenience of mobile handheld connectivity. Intergy EHR PDA runs on a handheld device, such as a Compaq® iPaq®. From anywhere in the office, the handheld device can be used with a wireless local area network, or LAN, to access information stored within, or to enter data into, the Intergy or The Medical Manager system, giving them access at the point-of-care to:

•	appointment schedules, hospital rounds information and clinical tasks needing the provider’s attention;

•	a user-friendly electronic prescription writer, with integrated drug utilization review, or DUR, and formulary checking, which electronically submits prescriptions to the patient’s chosen pharmacy and, at the same time, adds prescription information directly to the patient’s electronic medical record in the Intergy EHR system;

•	electronic lab ordering and reporting of results that can be viewed using the handheld device;

•	their patients’ electronic medical records, including demographic data, progress notes, medications, lab results, procedure histories and other information and transcribed patient documentation; and

•	a fully customized encounter form for capturing patient charges, which displays procedure and diagnosis codes in customized checklists and automatically posts charge information to the practice management system.

Physicians can also use Intergy EHR PDA to digitally record dictation and then send the voice file electronically for transcription, reducing the number of devices the physician has to carry and reducing turn-around time.
      In addition, Intergy EHR PDA provides a range of offsite functionality that can be used at hospitals and other remote locations. Using the wireless LAN connection, up to ten days of hospital rounds and patient data can be downloaded to the handheld device. This information is then accessible to the provider when he or she is working at another location. The provider can enter new data and capture patient charges, all of which are then uploaded to The Medical Manager or Intergy system when the provider returns to the office.
Maintenance and Support Services
      We separately sell hardware and software support and maintenance services to our customers. Through our software support and maintenance services, we:

•	provide customers with access to our telephone help desk, typically advising customers in the use and operation of our software and services and remotely accessing customers’ systems to provide support; and

•	in most cases, provide customers with periodic releases updating our software.
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
Transaction Services
      WebMD Network Services. Both Intergy and The Medical Manager systems support integrated use of our WebMD Business Services’ EDI services through WebMD Network Services. For a description of these EDI services, see “WebMD Business Services” above. The administrative transactions supported include electronic claims, claims status inquiry, eligibility verification, electronic referral authorization/ status, patient statements and remittances. Using Intergy or The Medical Manager systems with WebMD Network Services, providers have access to EDI functionality that is integrated into their practice management workflow and recordkeeping systems. Integrated EDI allows providers and their staff to send and receive EDI transactions from within the practice management system and to generate reports regarding these transactions, including whether submitted claims have been accepted or rejected. These capabilities can be combined with our “all-payer” suite of transaction services to provide a single-source electronic reimbursement management solution. See “WebMD Business Services” above. In addition, our systems perform automated eligibility verification by contacting payers electronically overnight so that the practice can start the day with pre-checked eligibility and benefits for each scheduled patient. This information is stored as part of the patient’s record. In addition, eligibility checking for unscheduled patients can be performed in real time.
      WebMD Network Services also provides integrated access to our WebMD ExpressBill print-and-mail services for patient statements, collection notices and recall notices. Practices transmit the required data from Intergy or The Medical Manager systems to our processing center. From there, customized statements, letters and inserts and complete mailing services are provided. Customization options include logos and patient education inserts.

      Clinical Transaction Services. We provide clinical transaction services that allow practices to perform DUR screenings, transmit prescriptions electronically to connected pharmacies, and verify formulary compliance with the patient’s health plan.
Additional Features and Modules
      Online Access. Physicians whose offices use the Intergy or The Medical Manager practice management systems can remotely access, via an encrypted Internet connection through our Medscape portal, information contained in their office’s practice management system, including daily schedules, patient records and clinical items that need their attention. This enables physicians to view, in a secure manner, information residing on their office-based computer system from any personal or handheld computer with a connection to the Internet. The physician can use this connection to send and receive secure email messages, to write and send electronic prescriptions, or to create laboratory orders and view test results.
      Remote Monitoring System. Our Remote Monitoring System, or RMS, allows for a pro-active approach to system support and maintenance. Real-time connections allow us to monitor installations of our Intergy systems for problems that need immediate attention or for potential problems that are likely to need attention in the near future or that are adversely affecting system performance.
      Analytics Reporting. We also provide a business intelligence and reporting application, designed to provide timely access to practice data for informed managerial decision-making and to automate the process of generating reports using data from The Medical Manager and Intergy systems. Our Analytics Reporting solution also provides access to tools to analyze that data and to export it to other applications.
Sales and Marketing
      We market and distribute our WebMD Practice Services systems and related services nationally through a direct sales organization, who are also supported by field technicians and training and support personnel. We also participate in trade shows and use direct mail and various advertising media to promote our systems and services.

WebMD Health
Overview
      WebMD Health provides healthcare information, health and benefit decision-support tools, continuing medical education services, and interactive communications services through its public online portals for consumers and physicians, through syndication and distribution relationships, through customized private portals for employers and payers, and, to a lesser extent, through offline publishing services.
      Until recently, quality healthcare information has not been easily accessible. Most consumers relied upon their physicians, conversations with family and friends, their neighborhood library, and magazines when they needed answers to healthcare questions. Physicians relied upon other physicians, medical societies, journals and other publications, reference textbooks, conferences, and industry meetings to keep informed. The Internet has transformed how consumers and physicians find and utilize healthcare information and WebMD Health has been a leader in making this happen.
      The healthcare information, decision support and communications services that we provide on our portals:

•	enable consumers to check symptoms, assess risks, understand diseases and conditions, evaluate treatment options, find healthcare providers, communicate with peers about healthcare issues, and improve their personal health status;

•	make it easier for physicians to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education credits, and communicate with peers; and

•	enable employees and health plan members to access health information and decision support tools that help them make informed benefit, provider and treatment choices.
Our in-depth content and timely reporting have made our Web sites leading Internet destinations for consumers, physicians and healthcare professionals. Our dedication to quality and editorial integrity have made the WebMD brand among the most recognized and trusted in healthcare. We believe that we are well-positioned to meet consumer demand for up-to-date, objective, reliable and relevant health information and the information resource needs of busy healthcare professionals.
      We generate revenue by providing healthcare and consumer products companies with opportunities to reach our public portal audiences through a variety of content sponsorship formats and advertising products. In addition, we create and distribute accredited online continuing medical education programs, which are funded by grants from a variety of sponsors. We also generate revenues by licensing our customized private portals to employers and payers for use by their employees and members. Our private portals carry no advertising or sponsorship programs. Finally, we generate revenue from sales of subscriptions to our medical reference publications, from sales of physician directories, and from sales of advertisements in those directories.
      For information about our previously announced plan to establish WebMD Health as a separate publicly traded company, see “Recent Developments — Evaluation of WebMD Health Transaction Alternatives” above.
Online Services
      We utilize our health information content, decision support applications and interactive communications services across our public and private portals. Within each portal, the specific content, applications and services provided are tailored and organized in a manner designed to fulfill the specific objectives for which that portal was created.
     Portals for Consumers
      Introduction.  The Internet is rapidly displacing traditional sources of information as a result of its ease of access, breadth of information, and anonymity. According to a 2004 study by Manhattan Research, a healthcare market research firm, consumer satisfaction with the Internet for healthcare information is greater than for alternative sources such as television news, health magazines, and television and magazine ads. A study published in 2003 by the Pew Internet and American Life Project estimated that approximately half of all American adults in the United States have accessed the Internet for health information, with nearly three-quarters of those who use the Internet reporting use of the Internet for health information. In addition to traditionally strong public interest in health, wellness and quality of life issues, consumers increasingly seek to educate themselves about available treatment options for specific health conditions, motivated in part by the larger share of their healthcare expenditures they are being asked to bear due to changes in the design of the health plans being offered by insurance companies and employers. The Internet allows consumers to have immediate access to searchable information and dynamic interactive content.
      Content.  Our flagship portal for serving consumers is WebMD Health located at www.webmd.com. Our goal is to provide an objective, credible and trusted source of consumer healthcare information that helps consumers play an active role in managing their own health. We offer consumers proprietary, medically reviewed health and wellness news articles written daily by our staff of journalists. We also offer searchable access to a library of health and wellness articles, reference information and decision support tools, some of which we own and some of which we have licensed from others. Our articles and other content cover various health-related topics, including: specific diseases and chronic health conditions, drug information, medical tests, pregnancy and parenting, diet and nutrition, fitness and sports medicine, and sexuality and relationships. WebMD Health also has features that allow consumers to search for a physician or group practice in their area.
      Membership.  Consumers can choose to become members of WebMD Health, which allows them to make use of additional WebMD content, decision support and communications services. Members can also opt to receive e-mail newsletters on health-related topics or specific conditions and to access our communities and events. Our online communities allow our members to participate in real-time discussions in our chat rooms and on our message boards. Members can share experiences and exchange information with other members who share their health condition or concern. Members can also use our “Ask the Experts” service to post their health questions for experts. We have built a large database of consumers who have expressed interest in receiving our clinical alerts, newsletters and reports on specific diseases, conditions and other health and wellness topics. There are no membership fees and no general usage charges for our consumer portals; however, we do offer consumers paid subscription services that provide consumers with access to exclusive interactive tools, personalized in-depth content and expertise from leaders in their fields.
     Portals for Physicians and Other Healthcare Professionals
      Introduction.  The Internet has become a primary source of information for physicians and is growing relative to other sources, such as conferences, meetings and offline journals. According to a study done by Manhattan Research in early 2004, approximately 97% of physicians use the Internet, and approximately 99% of these physicians use the Internet in relation to their practice. In particular, approximately 63% of physicians read e-journals and approximately 46% complete continuing medical education, or CME, programs online on at least a monthly basis. We believe that Medscape from WebMD, our Web site for physicians and other healthcare professionals, located at www.medscape.com, reaches more physicians than any other physician-targeted Web site and is well-positioned to increase usage by its existing members and to gain additional membership.
      Content.  Our goal is to enable physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include timely medical news and coverage of professional conferences, continuing medical education activities, full-text medical journal articles and drug and medical literature databases. We provide original, daily medical news stories that are written by our staff of journalists and reviewed by our staff of physicians, as well as news provided by professional wire services. Our news group also regularly produces in-depth interviews with experts and newsmakers. In addition, we provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. We also publish an original electronic-only journal, Medscape General Medicine (MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. MedGenMed, the world’s first online-only, primary source, peer-reviewed medical journal, was established in April 1999. Visitors to www.medgenmed.com also can access specialty sections for HIV-AIDS, Gastroenterology, Hematology-Oncology, Pulmonary Medicine, OB-Gyn and Women’s Health, Orthopedics and Sports Medicine and Psychiatry/ Mental Health.
      Membership.  Users must register to access the content and features of Medscape from WebMD. This enables us to deliver targeted medical content based on our members’ registration profiles. We have areas organized by profession or interest area, including sites for nurses, pharmacists, medical students, and members interested in medical policy and practice management issues. The registration process enables professional members to choose a Medscape home page tailored to their medical specialty or interest. For example, a member registered as a cardiologist is automatically directed to Medscape Cardiology, rather than a more generic home page. Every member, however, regardless of medical specialty or professional status, has access to Medscape’s full suite of original and licensed content through a uniform, easy-to-use interface. There are no membership fees and no general usage charges for the site. Members receive MedPulse®, our weekly e-mail newsletter, which is published in more than 35 specialty-specific editions and highlights new information and CME activities on the Medscape site. We also provide “Special Reports” e-mail newsletters, which contain information on specific conditions and treatments.

      CME.  Medscape is a leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Our CME programs include original programs and online multimedia adaptations of live events. In addition, our CME Live offerings provide real-time Webcasts of continuing education programs on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. In 2004, approximately 927,000 physicians and healthcare professional participants earned approximately 827,000 CME credits at Medscape, an increase of 59% and 31%, respectively, over 2003. We provide services that automatically track CME credits accumulated through our site for our users.
      We have organized the operations of our physician portals to provide for appropriate separation of education and promotion. Our educational activities for healthcare professionals are managed within Medscape, LLC, our professional education subsidiary. Individuals who work on educational matters within Medscape, LLC are not involved with promotional programs.
      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In addition, some of our programs have been produced in collaboration with other ACCME-accredited CME providers. Medscape received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for the maximum six-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME expects accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe that we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.
     Private Online Portals
      Introduction. In response to increases in healthcare costs, employers and payers have been changing benefit plan designs and taking other steps to motivate their members and employees to use healthcare services in a cost-effective manner. As employees are being asked to bear additional healthcare costs, many employers and payers seek to provide information and tools that help their employees and members become more knowledgeable healthcare consumers and that help them choose among offered benefit plan structures. We expect these trends to continue and believe that WebMD Health is well-positioned to provide a cost-effective, outsourced solution to employers and payers that complements their existing benefit-related services and offline educational efforts. We believe that by educating and encouraging employees and plan members to lower health risks and to take a more active role in their healthcare, WebMD Health can help employers and payers realize cost savings from more informed decision-making, while also improving healthcare outcomes for their employees and health plan members. Other potential benefits to an employer or plan include:

•	lowering benefits administration and communication costs for employers and payers;

•	increasing effectiveness of communications by delivering targeted, personalized messages; and

•	efficiently identifying and enrolling candidates in disease management or other health management programs.
      We provide health and benefit management services through private online portals that we host for employer and healthcare payer clients. Through these portals, employees and plan members can access much of the same online health and wellness content that is available on our public portals, along with proprietary content of our clients, as well as a suite of health assessment, health management and cost and benefit comparison tools. These tools combine information provided by the employer or payer, such as plan design and eligibility information, with self-reported information from employees or members. By making the information and tools available through a convenient and easy-to-use online service, employers and payers can assist their employees and plan members in making informed benefit, provider and treatment choices.
      Content. We integrate our health and benefits applications into the client’s intranet or Web site and health and benefit programs and provide secure access for employees and plan members. We are able to co-brand and customize our private portals to match client branding and “look and feel.” We are also able to integrate health and benefit applications with existing health and benefit intranets, health plan sites and pharmacy benefit manager sites, creating a seamless experience for the end-user based on a single registration process. Health and benefits information is presented to each employee or health plan member as a personal home page, with direct access to content, tools and other resources relevant to his or her needs.
      Our WebMD Health and Benefits Manager private portals include the following:

•	Health Manager. Health Manager provides a user-friendly experience that enables employees to access and manage health and benefits information and decision support tools relevant to their individual needs, risks and interests in one place. Health Manager includes The WebMD Personal Health Record, a secure online personal health record that allows employees to store and manage health information for themselves and their family members. We also enable employers to target employees with information, programs or messages specific to the individual employee’s needs. Finally, Health Manager makes available online lifestyle modification programs, including programs for smoking cessation, nutrition and fitness.

•	Benefit Manager. Benefit Manager is a set of benefit decision-support applications that explain health plan benefit choices and facilitate informed selection and use of those benefits options. For example, CostCompare allows an employee to forecast and model their individual premium and out-of-pocket costs for the different types of benefit programs their plan sponsor may offer.

•	Site Manager. Site Manager is our online service and administrative suite of applications that provides specialized decision support for our WebMD Health and Benefits Manager clients. With Site Manager, employers and health plans are able to analyze aggregate health data, address population health risks more effectively and proactively implement preventive programs. Site Manager’s messaging capabilities also allow employers to streamline their communication with their employees.

•	Integration Services: We offer a proprietary suite of applications that allows us to integrate third party applications and data.
      Membership. Membership for each of our private portals is limited to the employees and members of the respective employer and health plan clients. Each member must initially register on the private portal provided to them, at which point they are given a unique user identification name and passcode that they must utilize to achieve a secure sign-on each time they enter the private portal.
     Advertising and Sponsorship
      General. We compete in the market for healthcare advertising and education services targeted to consumers and physicians. We believe that our public portals offer a very efficient and effective means for sponsors to reach large audiences of health-involved consumers and clinically active physicians. We attract sponsors and advertisers whose products and services are targeted toward these audiences, including pharmaceutical, biotech, medical device and consumer products companies. Pharmaceutical companies and medical device manufacturers currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect this portion to increase and believe that, because of existing sponsorship relationships with those companies and the reach of our portals, we are well-positioned to benefit from the expected increase. Our sponsors also include consumer products companies that provide health-related products, and we are actively pursuing additional opportunities in that market.
      The WebMD Health Network. Although television and magazine advertising are likely to remain the largest sectors in the healthcare-related advertising market for the next several years, marketers are expected to increase their spending for online marketing, including Web advertising, search, e-mail and promotions. We offer advertisers and sponsors an effective and efficient network that reaches a broad audience of health-involved consumers and physicians, as well as the ability to reach specific portions of our audience.
      The WebMD Health Network consists of the following WebMD-owned sites:

•	WebMD Health, our flagship consumer portal, which is located at www.webmd.com;

•	MedicineNet, a health information site for consumers produced and written by practicing physicians, which is located at www.medicinenet.com;

•	RxList, an online drug directory with information on over 1,400 pharmaceutical products, which is located at www.rxlist.com and which is also used by healthcare professionals; and

•	Medscape from WebMD, our online Web site for physicians and healthcare professionals, which is located at www.medscape.com.
In addition, we have increased the reach of the WebMD Health Network through relationships with leading news and information sources, including:

•	our content and distribution alliance with AOL, pursuant to which we are the primary provider of healthcare content, tools and services for AOL properties and provide related co-branded services for AOL members; and

•	our relationships with Fox News Online and CBS News Online, which distribute health content from WebMD through their online health channels.
Key benefits that we offer healthcare advertisers and other sponsors include:

•	our reach of over 20 million unique users per month (based on the monthly average during 2004), which we believe is much larger than the number of unique users of any other sponsor supported health-oriented Web portal;

•	our ability to attract health-involved consumers and clinically active physicians who view approximately 165 million of our Web pages of content per month (based on the monthly average during 2004);

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease or wellness topic, which typically produces a more efficient and productive marketing campaign; and

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing.
      We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs at designated locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions — such as banners, buttons and badges — used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific email newsletters, keyword searches and specific educational programs.

•	Sponsored Content Solutions. These are customized collections of articles, topics, and decision support tools, sponsored by clients and distributed within WebMD environments.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.
      We do not place advertising or accept sponsorship on private portals we develop and host for employers and payers for use by their employees and members.

Grant-Based Programs
      We receive revenue for CME and other educational programs from pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which we receive funding:

•	Conference Coverage. Medscape provides coverage of major medical conferences.

•	CME Circle. CME Circle provides online multimedia extensions of sponsor-supported CME activities, including symposia, monographs and CD-ROMs.

•	CME Live. These are original Medscape online events featuring live streaming video, audio and synchronized visual presentation by experts.

•	CME Cases. These are original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Resource centers are grant-based sponsored disease or condition-specific areas, for conditions such as congestive heart failure or breast cancers. These centers include news, expert columns, guidelines and reference material.
Publishing Services Group: Offline Publications
      WebMD Health’s Publishing Services Group is a complementary business to our online services and extends the reach of our brand and our influence with health-involved consumers and clinically active physicians.
      The Little Blue Book. In 2003, we acquired the company that publishes The Little Blue Book, a leading source of medical practice contact information for physicians since 1988. The pocket-sized reference book is published annually in 146 local editions. We also use the information used to produce The Little Blue Book to generate both online and offline directory and information products. Physicians utilize The Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local metropolitan-area edition, along with their specialties, HMO affiliations, hospital affiliations, office addresses, telephone numbers and Medicare-assigned Unique Physician Identification Number. WebMD Health receives revenue from sales of The Little Blue Book, as well as from sponsors and advertisers in The Little Blue Book, most of which are pharmaceutical companies.
      Reference Publications. WebMD also publishes medical reference publications, including the reference texts ACP Medicine and ACP Surgery: Principles and Practice. ACP Medicine and ACP Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively, although the rights are wholly owned by WebMD Health. They are available for sale by subscription to individual physicians and to institutions in multiple formats (print, CD-ROM and Online). ACP Medicine has been a comprehensive and regularly updated internal medicine reference for over 25 years.

Editorial, Privacy, Education and Advertising and Promotion Policies
      General. We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. Some of those policies are described below. In addition, we participate in the following external, independent verification programs:

•	URAC. WebMD has been awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site for compliance with its more than 50 quality and ethics standards.

•	TRUSTe. WebMD is a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005 a panel of privacy experts, sponsored by TRUSTe, ranked WebMD among the ten most trusted companies in America for privacy.

•	Health on the Net Foundation. Our WebMD.com and Medicinet.com sites comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.
      Editorial Practices. Our news stories and other original content and reporting presented on our portals are based on our editors’ selections of the most important and relevant health events occurring on any given day, obtained from an array of sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and enterprise material derived from interviews with medical experts. We also focus on: seasonal interests, including programs such as Healthy Holidays, Fourth of July Safety and Allergy Seasons; public health awareness, such as Breast Cancer Awareness Month and Diabetes Awareness Month; and emerging health trends such as the latest in nutrition, fitness, aging and healthy living. Each news story is reviewed by a medical editor for accuracy, appropriateness of medical language and proper characterization of the findings. We also license health and wellness content from third parties for publication on our Web sites and, prior to its publication, confirm that the third party has applied appropriate editorial policies.
      Privacy Policies. WebMD understands how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Web sites and tell users what information we collect about them and about their use of WebMD Health and its services. Our Privacy Policies also explain the choices they have about how their personal information is used and how we protect that information.
      Continuing Medical Education Services. Our CME activities are planned and implemented in accordance with the policies of the Accreditation Council for Continuing Medical Education (ACCME), which overseas providers of CME credits and other applicable accreditation standards.
      Advertising and Promotion Policies. All advertisements, sponsorships and promotions that appear on our Web sites are displayed in compliance with our advertising and promotions policies. Among other things, as a matter of policy, we have sole discretion for determining the types of advertising that we accept, and under no circumstances would accept advertising that, in our opinion, is not factually accurate or not undertaken in good taste. We also recognize and maintain a distinct separation between advertising content that appears on our Web site and editorial content that we publish. We take meaningful steps to ensure that our users can easily distinguish between sponsored content and our news reporting and other editorial content.
Technological Infrastructure
      Our Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. We use ad serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Web sites. WebMD Health has invested and intends to continue to invest in software and systems that allow it to meets the demands of our users and sponsors.
      Continued development of our technological infrastructure is critical to our success. Our development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications for use across all of our portals. The goal of WebMD Health’s current and planned investments is to further develop a unified content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for healthcare advertisers, employers, payers, and other sponsors.
Sales and Marketing
      A dedicated team of sales, marketing and account management personnel represents our public online portals to pharmaceutical companies, medical device companies, health plans and other healthcare and consumer companies. These individuals work closely with clients and potential clients to develop innovative means of using our public portals to bring their companies, and their products and services, to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.
      We market our private online portals to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits, including Fidelity Employer Services Company.
      We seek to attract traffic and new members to our consumer Web sites through a variety of methods, including online and offline media campaigns. We promote WebMD Health’s subscription services through our consumer portals and our e-mailed newsletters.
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

•	healthcare information system vendors and support providers, including physician practice management system and EMR system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers;

•	online services, portals, search engines or Web sites targeted to the healthcare industry, healthcare consumers and/or physicians generally, including both commercial sites and not-for-profit sites;

•	health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by their members and customers;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	general purpose consumer online services and portals and other high-traffic Web sites that provide access to healthcare-related content and services;

•	public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.
      We also compete, in some cases, with alliances formed by the above competitors. Major software, hardware and information systems companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of ours. Competitors for one or more of our healthcare information services and technology solutions include, among others, AMICAS, Inc., Amicore (a joint venture of IBM Corporation, Microsoft Corporation and Pfizer, Inc.), Allscripts Healthcare Solutions, Cerner Corporation, Computer Sciences Corp., Electronic Data Systems Corporation, Eclipsys Corporation, First Consulting Group, Inc., General Electric Corporation, IBM Corporation, IDX Systems Corporation, iVillage Inc., McKesson Corporation, Microsoft Corporation, Misys plc, NDCHealth Corporation, Per-Se Technologies, Inc., ProxyMed, Inc., Quality Systems, Inc., RxHub, Siemens Corporation, SureScripts, and TriZetto Group, Inc. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.
      Some of our existing payer and provider customers and some of our strategic partners compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to have a direct connection to the payer, bypassing third party EDI service providers such as WebMD Business Services. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all. In addition, some of our other services allow healthcare payers to outsource business processes that they have been or could be performing for themselves and, in order for us to be able to compete, use of our services must be more efficient for them than use of their internal resources.
      WebMD Health faces competition both in attracting members and visitor traffic and in generating revenue from sponsors and others. We compete with numerous companies and organizations for the attention of healthcare professionals and consumers including traditional offline media such as network and cable television, print journals, conferences, continuing medical education programs and symposia. In addition, many of these providers of offline healthcare information resources, particularly the larger ones, have also established Web sites that compete with us or have partnered with competitor sites. We also face significant competition from the numerous healthcare-related Web sites on the Internet competing for users’ attention and, since there are no substantial barriers to entry, expect additional competitors to continue to enter the market. Healthcare information for consumers is provided, free of charge and without advertising, on sites provided by hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payers that offer healthcare information to their customers or members. The competition we face may result in advertising and sponsorship price reductions, reduced margins or loss of market share, any of which could adversely affect our financial results.
      WebMD Practices Services faces competition for the support services it markets to owners of The Medical Manager and Intergy practice management systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. See “WebMD Practice Services — Maintenance and Support Services” and “WebMD Practice Services — Practice Management Systems — Other Practice Management Systems” above. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in physician office management systems, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems.

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
      Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 65 countries. In 2004, Porex derived approximately 57% of its revenues from the United States, approximately 31% from Europe, approximately 9% from Asia and approximately 3% from Canada and Latin America.
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

We also use proprietary porous plastic technology to produce MEDPOR® Biomaterial implantable products for use in reconstructive and aesthetic surgery of the head and face. These permanent implants, which are composed of biocompatible porous high-density plastics, are biomaterial alternatives for replacement or augmentation of bone and cartilage. Their unique porous structure allows for rapid in growth of the patient’s tissue and capillary blood vessels. Since the initial product introduction in 1985, we have continued to introduce new shapes and sizes of MEDPOR products to meet surgeons’ needs.

•	Consumer Products. Our porous plastics are used in a variety of office and home products. These products include writing instrument tips, or “nibs,” which we supply to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Our porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. We also produce a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. We manufacture a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components.

•	Operating Room Products. We also produce two product lines for the operating room supplies market: surgical markers and surgical drainage systems.
Competition
      Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex’s competitors include, among others, Pall Corporation, Millipore Corporation, Filtrona (a division of Bunzl plc), Porvair plc and Whatman plc. The MEDPOR® Biomaterial implantable products compete for surgical use against autogenous and allograph materials and other alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

      Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex does. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products and services they provide or may provide in the future.
Raw Materials
      The principal raw materials used by Porex include a variety of plastic resins that are generally available from a number of suppliers. Many of Porex’s products also require high-grade plastic resins with specific properties as raw materials. While Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade plastic resins that meet its requirements, it relies on a limited number of sources for some of these plastic resins. If Porex experiences a reduction or interruption in supply from these sources, it may not be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates, which could have a material adverse effect on its business and financial results.
Marketing
      Sales and marketing of our porous plastic products are conducted by a sales and marketing team of professionals with in-depth knowledge of plastic technologies. Marketing activities include advertising in various trade publications and directories and participating in tradeshows. Sales to OEM customers in the United States of our porous plastic products are made directly by our sales and marketing team. Internationally, these products are sold by our sales and marketing team and through independent distributors and agents.
      We sell our MEDPOR Biomaterial products directly to medical centers, trauma centers, hospitals and private practice surgeons using independent and direct sales representatives. Internationally, these products are sold in over 40 countries through local distributors. We provide training, materials and other support to the sales representatives and distributors. Market awareness is primarily achieved through exhibitions in conjunction with medical specialty meetings, presentations by surgeons at medical meetings, journal publication of clinical papers, a group sponsored “visiting speaker” program and direct mail programs. Journal advertising is placed on a selected basis and we maintain an active database of contacts for targeted direct mail programs.
EMPLOYEES
      As of December 31, 2004, we had approximately 5,940 employees, of which approximately 180 work in our corporate headquarters or related functions, approximately 2,690 are WebMD Business Services employees, approximately 1,960 are WebMD Practice Services employees, approximately 510 are WebMD Health employees and approximately 600 are Porex employees.
DEVELOPMENT AND ENGINEERING
      We have developed internally and acquired through acquisitions healthcare information services and technology solutions products and services. Our development and engineering expense totaled $54.2 million in 2004, $43.0 million in 2003, and $43.5 million in 2002.
      The markets for some of our products and services are characterized by rapid change and technological advances. Our future success will depend, in part, upon our ability to enhance our existing products and services, to respond effectively to technological changes, and to introduce new and updated applications and technologies that address the changing needs of our customers. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced development personnel. However, we cannot provide assurance that we will be able to successfully complete the development of new products or services or of enhancements to existing products or services.

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
      We use numerous trademarks, trade names and service marks for healthcare information services and technology solutions, including WebMD®, Web-MD®, WebMD Health®, dakota imagingtm, Digital Office Manager®, DIMdx®, Envoy®, ExpressBill®, Image Directorsm, Intergy®, Medifax®, Medifax-EDI®, Medscape®, Publishers’ Circle®, The Little Blue Booktm, The Medical Manager®, and ViPSsm. In addition, Porex uses trademarks and trade names, including POREX®, Lateral-Flotm, MEDPOR®, SQUEEZE-MARK®, and TLS®. We also use numerous other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names “webmd.com,” “my.webmd.com” and “medscape.com” and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks and domain names adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.
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
      Substantial litigation regarding intellectual property rights exists in the industries in which we participate, and we expect that this may continue to increase as the number of competitors grows and the functionality of products overlaps. Although we believe that our products do not infringe on the intellectual property rights of others, we cannot provide assurance that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.
      We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or to incur substantial litigation expense. Moreover, numerous patents have been issued relating to Internet business methods. While we are unaware of any patent the loss of which would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.
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
GOVERNMENT REGULATION
Introduction
      General. This section of the Annual Report contains a description of laws and regulations applicable to our businesses, either directly or through their effect on our healthcare industry customers. Existing and new laws and regulations affecting the healthcare, information technology, Internet and plastic industries could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.
      Healthcare Regulation. Most of our revenue is either from the healthcare industry or could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.
      Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services.
      Other Regulation. This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws, that affect some of our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial e-mail, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

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
These rules took or will take effect on October 16, 2000, April 14, 2001, July 30, 2002, April 21, 2003 and May 23, 2005, respectively, with compliance by healthcare providers, healthcare clearinghouses and large health plans required under the rules two years following the respective effective dates. Small health plans are given an additional year to comply. On December 27, 2001, the compliance date for the Transaction Standards was extended to October 16, 2003 for any covered entity that submitted to the Secretary of the United States Department of Health and Human Services, or HHS, a plan of how the entity would come into compliance with the requirements by that deadline.
      Transaction Standards. The Transaction Standards establish format and data content standards for the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards were intended to make it easier for payers and providers to send and receive healthcare transactions electronically. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants, including WebMD Business Services and Medical Manager Network Services.
      October 16, 2003 was the deadline for covered entities to comply with HIPAA’s Transaction Standards. Failure to comply with the Transaction Standards may subject covered entities, including WebMD Business Services, to civil monetary penalties and possibly to criminal penalties. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards. On July 24, 2003, in response to concerns communicated to CMS regarding the readiness of a significant portion of the covered entities for the October 16 deadline and the consequences to the healthcare industry if significant claim processing problems were to occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under its contingency plan for Medicare, CMS continues to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.” In response, WebMD Business Services announced a contingency plan, pursuant to which it continues to process HIPAA standard transactions and, for a limited period of time, will also process legacy transactions as appropriate based on the needs of our business partners. On February 27, 2004, CMS modified its Medicare contingency plan to delay the payment of electronic claims that are not HIPAA-compliant. Specifically, effective July 1, 2004, only claims that are compliant with the Transaction

Standards are reported as electronic media claims, which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period.
      CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy that will take into consideration good faith efforts to comply with the Transaction Standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity’s efforts on behalf of itself, but its efforts — through outreach and testing — to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners. We cannot provide assurance regarding how CMS will regulate clearinghouses in general or WebMD Business Services in particular. We continue to work with payers, providers, practice management system vendors and other healthcare participants to implement the Transaction Standards. Implementation of the Transaction Standards has presented us with significant technical and operational challenges. As with any highly complex transition involving significant modifications to trading partner systems, we have experienced some problems during this process. We seek to resolve all such problems when identified, but no assurance can be given that we will identify and resolve all problems promptly.
      As various healthcare entities are in different stages of migration during the transition, WebMD Business Services is working to translate claim information from non-standard to standard formats and vice versa. In addition, the Transaction Standards require healthcare providers to collect and supply more information than they have in the past in order to submit a healthcare claim. A majority of the claims we currently receive from submitters continue to use legacy formats and, of those claims submitted to us in HIPAA-standard formats, many do not contain the additional data content provided for in the Transaction Standards. Some providers who can submit claims in the HIPAA standard formats cannot yet collect all of the data payers may require to process the claim. In order to assist in claims processing, our clearinghouse software edits the information submitted in a claim using logic, mapping and defaults. A small number of our submitters currently send some additional HIPAA data content that does not yet pass through our clearinghouse.
      Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing the requirements of the Transaction Standards and in overcoming other connectivity challenges that HIPAA does not eliminate. Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like WebMD Business Services, to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim. Payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines. We believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers. Nonetheless, the Transaction Standards may facilitate use of direct EDI links for transmission of such transactions without a clearinghouse between some payers and providers. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on WebMD Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on WebMD Business Services’ business and financial results.
      WebMD has taken a leadership role in efforts to bring healthcare constituencies together to seek ways to achieve the reductions in healthcare administrative costs promised by HIPAA. However, our technological and strategic responses to the Transaction Standards may result in conflicts with or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.
      Privacy Standards. The Privacy Standards establish a set of basic national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply, either directly or through our contractual relationships, to the portions of our business that process healthcare transactions, that provide certain information technology and data management services for other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants. In addition, WebMD Practice Services provides information technology products designed to assist physician offices in their compliance with the Privacy Standards. Some of our businesses may use, as permitted by the Privacy Standards, health information which has been de-identified. Although determining whether data has been sufficiently de-identified may require complex factual and statistical analyses and may be subject to interpretation, we believe that our use of such information is in accordance with the Privacy Standards.
      The Privacy Standards provide for civil and criminal liability for their breach and require us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. There can be no assurances that we will adequately address the risks created by the Privacy Standards or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.
      Unique Employer Identifier Standard. The Unique Employer Identifier Standard establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by covered entities. This rule requires the use of an employer identification number as assigned by the IRS on all standard transactions that require an employer identifier to identify a person or entity as an employer. This standard applies to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. The compliance date for most participants in the healthcare industry for the Unique Employer Identifier Standard was July 30, 2004. The effect of the Unique Employer Identifier Standard on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Unique Employer Identifier Standard and its implementation or that we will be able to take advantage of any resulting opportunities.
      Security Standards. On February 20, 2003, HHS published the final Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply, either directly or through our contractual relationships, to the portions of our business that process healthcare transactions, that provide certain information technology and data management services for other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants. In addition, WebMD Practice Services provides products designed to assist physician offices in their compliance with the Security Standards.
      Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. As of the date of this Annual Report, we expect that our infrastructure and processes will be in compliance with the Security Standards by the April 21, 2005 deadline. However, we are unable to predict what changes might be made to the Security Standards prior to or after the implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.
      NPI Standard. On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for healthcare providers, commonly referred to as the National Provider Identifier (NPI) Standard. The NPI Standard requires healthcare providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System, and to use the NPI in standard transactions where a provider identifier is required. The NPI Standard requires health plans and healthcare clearinghouses to use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. The NPI Standard is effective May 23, 2005. Most participants in the healthcare industry must be in compliance with the NPI Standard by May 23, 2007. The effect of the NPI Standard is difficult to predict and there can be no assurances that we will adequately address any business risks created by the NPI rule and its implementation or that we will be able to take advantage of any resulting business opportunities.
Other Restrictions Regarding Confidentiality and Privacy of Patient Information
      In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. In addition, some states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. These privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Other Regulation of Transaction Services
      Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification services to be maintained as separate and distinct operations. Furthermore, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorizes the development of an electronic prescription drug program that specifies standards for electronically transmitted prescriptions and other required information related to Medicare-covered prescription drugs. We carefully review our practices with regulatory experts in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices. See also “— Regulation of Healthcare Relationships” below.
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

Regulation of Healthcare Relationships
      Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Also, in 2002, the Office of the Inspector General, or OIG, of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services, such as WebMD Health, implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.
      False Claims Laws. We currently provide transaction services to healthcare providers and, as a result, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. Some of these laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in these laws could also require us to incur costs or restrict our business operations. As part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers. We believe our editing processes are consistent with industry practice. However, it is possible that a court or governmental agency might view such practices in a manner that could result in liability and adversely affect our business.
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

•	510(k) Clearance Process. To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared class I or class II device or a preamendment class III device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with that decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	PMA Approval Process. If a product is not eligible for 510(k) clearance, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA approval application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA approval application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA approval application, a new PMA approval or PMA supplement approval may be required in the event of a modification to the device, its labeling or its manufacturing process.

•	Clinical Studies. A clinical study is generally required to support a PMA approval application and is sometimes required for a 510(k) premarket notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE application to the FDA for advance approval is not required. Both types of studies are subject to record keeping, reporting and other IDE regulation requirements.
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
      Products. Certain of Porex’s products are FDA-regulated medical devices, such as reconstructive and aesthetic surgical implants and post-surgical drains. In addition, the FDA regulates WebMD Practice Services’ DIMDX System as a medical image management device. It received 510(k) clearance on August 25, 2000. Subsequently, we have made modifications to certain of Porex’s products and to the DIMDX System that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require us to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Because Porex’s medical devices and the DIMDX System are in commercial distribution, we are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Our failure to comply could subject us to FDA enforcement action and sanctions.
      The FDA has a long-standing draft software policy exempting computer software products from active regulation as medical devices if they are decision support systems intended to involve competent human intervention before any impact on human health occurs (in other words, where clinical judgment and experience can be used to check, interpret and potentially challenge a system’s output). Except for the cleared DIMDX System, we believe that, under the draft software policy, the Intergy and The Medical Manager practice management systems are subject to limited FDA regulation and do not require 510(k) clearance or PMA approval. WebMD Practice Services has created an interface between the Intergy and The Medical Manager practice management systems and the image device. We are marketing the interface and the image device as the DIMDX System. We believe that the sale of our practice management systems with the DIMDX System does not require a new 510(k) clearance or PMA approval. We cannot assure you, however, that the FDA would agree with this. If the FDA does not agree, we may be required to obtain 510(k) clearance or PMA approval for these products and may be required to cease marketing and/or recall such products until 510(k) clearance or PMA approval is obtained.
      We distribute the IntegradWeb PACS product for the input, display, archiving, and transmission of X-rays and other diagnostic images. The 510(k) clearance for the IntegradWeb PACS product is currently held by the manufacturer, Dynamic Imaging, which is primarily responsible for Quality System Regulation compliance and other FDA regulatory compliance related to this product.
      The FDA’s draft software policy has been under review for several years. A risk exists that the Intergy or The Medical Manager practice management system or other of our software or hardware components could in the future become subject to some or all of the medical device regulation requirements. In addition, the FDA may take the position that other products and services we offer, such as Intergy EHR PDA, are subject to FDA regulation. We also may expand our services in the future to areas that subject us to FDA regulation. Except with respect to WebMD Practice Services and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations is time consuming, burdensome and expensive and could delay our introduction of new applications or services.
Regulation of Drug and Medical Device Advertising and Promotion
      With limited exceptions, the FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising, as well as general product or service advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved claims. In limited circumstances, regulated companies may disseminate non-promotional scientific information regarding products or claims not yet approved by the FDA.

      Information that promotes the use of pharmaceutical products or medical devices that is put on our Web sites is subject to the full array of the FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of our Web sites that could be the primary focus of the FDA and FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Television broadcast advertisements by WebMD may also be subject to FTC regulation and FDA regulation depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.
      Drug Advertising. The FDC Act requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing in interstate commerce. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.
      The FDA regulates the safety, efficacy, and labeling of over-the-counter drugs, or OTC drugs, under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.
      There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, as well as injunctions and their resulting consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them as well. The National Association of Attorneys General has formed a Prescription Drug Task Force that has taken a very proactive position in addressing issues related to prescription drugs.
      Any increase in FDA regulation of the Internet or other media for direct-to-consumer advertisements of prescription drugs could make it more difficult for WebMD Health to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on direct-to-consumer advertising of prescription drugs. Companies can now advertise prescription drugs for serious conditions to consumers in any medium. However, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on any advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make direct-to-consumer advertising of prescription drugs a criminal offense. Scrutiny of direct-to-consumer advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004. Critics have proposed postponing direct-to-consumer advertising for a new drug until the drug has been safely marketed commercially for one or two years. In response to these criticisms, the FDA or the FTC may alter its present policies on the direct-to-consumer advertising of prescription drugs or medical devices in a way that would materially reduce our advertising and sponsorship revenues. In early 2004, the FDA issued three draft guidance documents intended to improve communication of: (1) risk information in direct-to-consumer print advertisements, (2) disease awareness information, and (3) risk information in direct-to-consumer advertising of restricted medical devices. These draft guidance documents do not alter existing FDA regulatory requirements, but may lead to future policy changes.
      Continuing Medical Education. Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as nonpromotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate such CME activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor or whether they are promotional activities subject to FDA’s advertising and labeling requirements. In order to determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent from a manufacturer, such content must fully comply with the FDA’s requirements. During the past two years, the independence of information provided during CME programs has been subject to increased scrutiny. If any CME activity provided on our Web site is considered promotional, there may be regulatory or judicial action against us and/or the sponsor of the CME program.
Medical Professional Regulation
      The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.
Consumer Protection Regulation
      General. Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.
      CAN-SPAM Act. Effective January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that WebMD’s public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of CAN-SPAM. At this time, we are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act.
      Regulation of Advertisements Sent by Fax. In 2004, the Federal Communication Commission (FCC) issued a new interpretation of a section of the Telephone Consumer Protection Act that affects advertisements sent to telephone facsimile (fax) machines. Under this new interpretation, unsolicited advertisements which advertise the commercial availability or quality of a product or service cannot be sent to the fax machine of a recipient unless the recipient has signed a written statement that includes the fax number to which these advertisements may be sent and clearly indicates the recipient’s consent to receive these advertisements by fax from the sender. Previously, these advertisements could be sent without permission to entities with whom a current business relationship exists. However, the FCC has delayed the effective date of the new interpretation until June 30, 2005. We do not send advertisements to fax machines in any significant portions of our business. We intend to comply with the FCC’s new interpretation effective as of the deadline.
      COPPA. The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. WebMD’s sites are not directed at children and its general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability to us, result in adverse publicity and negatively affect our business.
      Regulation of Contests and Sweepstakes. We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.
      Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.
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
      We believe that the offices and other facilities described in this Item are, in general, in good operating condition and adequate for our current operations.
Headquarters
      We lease approximately 45,000 square feet of office space for our corporate headquarters in Elmwood Park, New Jersey. The leases for that space expire in March 2006.
WebMD Business Services, WebMD Health and WebMD Practice Services
      WebMD Business Services leases office space and operational facilities in:

•	Nashville, Tennessee for WebMD Business Services’ headquarters and primary data and call centers and Medifax’s operations;

•	Towson, Maryland;

•	Columbia, Maryland;

•	St. Louis, Missouri;

•	Costa Rica;

•	Waterloo, Iowa;

•	Scottsdale, Arizona; and

•	Toledo, Ohio.
      WebMD Practice Services leases office space in Tampa, Florida for its headquarters and in Alachua, Florida for its development and engineering operations.
      WebMD Health leases office space in New York, New York for its headquarters and its editorial and marketing operations and in Atlanta, Georgia and Portland, Oregon for related operations.
      We also use facilities in approximately 100 additional locations throughout the United States, eight of which are owned and the rest of which are leased. These locations include sales and other offices, production centers, data centers and call centers.
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
Investigations by United States Attorney for the District of South Carolina and the SEC
      As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of our company, which we first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at our corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems, currently known as WebMD Practice Services, Inc. (a subsidiary of WebMD Corporation), in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to us, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our WebMD Practice Services subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5.5 million restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by our WebMD Practice Services subsidiary of other companies, most of which were dealers of Medical Manager products and services.
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
      The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of WebMD Practice Services, Inc. have each agreed to plead guilty to one count of mail fraud and that one such employee has also agreed to plead guilty to one count of tax evasion for acts committed while they were employed by WebMD Practice Services, Inc. and its predecessor. The three former employees include a Vice President of WebMD Practice Services responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at WebMD Practice Services until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager until the termination of his services in 2002.
      According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other as yet unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of WebMD Practice Services, Inc., when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of WebMD Corporation in September 2000. Medical Manager Corporation ceased being a separate public company on September 12, 2000 and filed its last quarterly report with the Securities and Exchange Commission for the quarter ended March 31, 2000.
      To date, in light of the information obtained by WebMD, including that contained in the court documents filed by the United States Attorney in South Carolina, WebMD has not uncovered information that it believes would require a restatement for any of the years covered by its financial statements. In addition, WebMD believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of WebMD to the extent required.
      The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager acquired companies; causing companies acquired by Medical Manager to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager’s quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager to enter into sham purchases of software from Medical Manager in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager and its parents; and causing Medical Manager to book and record sales and training revenue before the revenue process was complete in accordance with Generally Accepted Accounting Principles and thereby fraudulently inflating Medical Manager’s reported revenues and earnings. According to the Informations to which the former employees have plead guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings per share for Medical Manager being overstated by at least one cent per share in every quarter during that period.
      The documents filed by the United States Attorney state that the former employees engaged in their fraudulent conduct “in concert with senior management,” and “at the direction of senior Medical Manager officers.” In its statement the United States Attorney for the District of South Carolina stated that “the senior management and officers referred to in the Court documents were members of senior management of the Medical Manager subsidiary during the relevant time period.” Based on the information it has obtained to date, WebMD does not believe that any member of its senior management whose duties were not primarily related to the operations of WebMD Practice Services during the relevant time periods engaged in the alleged improprieties. WebMD understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of WebMD management. As part of its responsibilities, the Special Committee of the Board of Directors that is overseeing this matter is evaluating whether members of senior management whose duties were primarily related to the operations of WebMD Practice Services during the relevant time periods engaged in the alleged improprieties, and will continue to evaluate as information becomes available to it whether any other member of WebMD’s senior management engaged in improprieties in connection with any matter being investigated by the United States Attorney.
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
      While WebMD is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may continue to be significant. For the years ended December 31, 2004 and 2003, those expenses are reflected as “Legal Expense” in the Consolidated Statements of Operations included in this Annual Report.
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
      WebMD and virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. Although WebMD believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to WebMD, were without merit, we believe that the settlement is beneficial to WebMD because it reduces the time, expense and risks of further litigation, particularly since virtually all of the other issuer defendants will participate and our insurance carriers strongly support the settlement.
      On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications by the parties. Assuming these modifications are made, notice of the settlement will be provided to the class members and the Court will schedule a hearing for final approval of the settlement.
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
      On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleged that WebMD aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. Plaintiffs also alleged that WebMD made certain negligent misrepresentations with respect to these transactions.

      Plaintiffs alleged that WebMD, through its participation in certain transactions with HBOC and McKesson HBOC, learned that officers of HBOC and/or McKesson HBOC, HBOC and McKesson HBOC were breaching duties owed to McKesson HBOC shareholders by making material misstatements and suppressing or omitting facts with respect to HBOC’s and McKesson HBOC’s financial results for the periods ending December 31, 1998 and March 31, 1999 and that WebMD, Inc. aided and abetted and conspired with these defendants. The complaint was based on alleged conduct by WebMD, Inc., then a separate private company and now a subsidiary of WebMD. One of the HBOC officers became an officer of WebMD, Inc. on December 1, 1998, after having served as HBOC’s representative on the board of WebMD, Inc. and was dismissed by WebMD, Inc. after the accounting fraud at HBOC was disclosed. The other officer served as HBOC’s representative on the Board of WebMD, Inc. and ceased to be a director of WebMD, Inc. upon dismissal by McKesson HBOC. Plaintiffs seek unspecified damages against WebMD. The complaint alleges numerous instances of improper accounting by HBOC unrelated to the transactions between WebMD, Inc. and HBOC and/or McKesson HBOC.
      On December 16, 2003, WebMD filed a demurrer, seeking dismissal of the plaintiffs’ two claims against it. On July 22, 2004, the Court sustained that demurrer, finding that the plaintiffs’ claims were time barred. On October 8, 2004, the Court dismissed plaintiffs’ Fourth Amended Complaint with prejudice as to California, but without prejudice with respect to filing in another jurisdiction. On November 17, 2004, plaintiffs filed a notice of appeal of the Court’s order in favor of WebMD. On November 30, 2004, WebMD filed a cross-appeal for the purpose of challenging the form of the order. Those appeals have not yet been briefed.
      In March 2004, McKesson Corp. filed cross-complaints against General Electric Capital Corporation, Inc., Computer Associates International, Inc., and WebMD for declaratory relief and indemnification, alleging that each of these cross-defendants is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson. McKesson sought judicial determinations of the comparative fault of McKesson and each cross-defendant for damages claimed by the plaintiffs, if any such damages are found to exist, and declarations of the amount that each cross-defendant is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson.
      On June 8, 2004, WebMD filed a demurrer, seeking dismissal of McKesson’s claims. On September 10, 2004, the Court sustained the demurrer to McKesson’s claims against WebMD. On December 7, 2004, the Court dismissed McKesson’s cross-complaint with prejudice and ordered entry of judgment in favor of WebMD. On January 27, 2005, McKesson filed a notice of appeal of the Court’s order in favor of WebMD. That appeal has not yet been briefed.
      On August 12, 2004, the original plaintiffs in the California lawsuit, Merrill Lynch Fundamental Growth Fund, Inc. and Merrill Lynch Global Value Fund, Inc., filed a separate lawsuit in Superior Court in New Jersey, Middlesex County, alleging substantially the same issues and claims as they did in the California lawsuit. In response to WebMD’s motion to dismiss, plaintiffs filed a First Amended Complaint on January 4, 2005, dropping claims against WebMD Corporation, but asserting the same claims against its subsidiary WebMD, Inc., the company that engaged in the two software transactions. On February 4, 2005, the New Jersey court dismissed WebMD Corporation from the action without prejudice, and stayed the New Jersey action until the California action is resolved, subject to WebMD Corporation’s entering into a tolling agreement with plaintiffs, which WebMD Corporation has done.
      WebMD intends to vigorously defend against the plaintiffs’ and McKesson’s claims against WebMD and WebMD, Inc.
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
      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 1 2005, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of March 1, 2005, no implant-related claims were pending against Porex. During calendar years 2004 and 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.
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
      Porex believes that its present coverage, together with its insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex’s distribution of silicone mammary implants. However, Porex cannot be certain that particular cases and claims will not result in liability that is greater than expected based on Porex’s prior experience. If so, Porex’s liability could exceed the amount of its insurance coverage. Furthermore, certain actions and claims may seek punitive and compensatory damages arising out of alleged intentional torts. If these claims are successful, such damages may or may not be covered, in whole or in part, by Porex’s insurance policies.
Other Legal Proceedings
      In the normal course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, no matters were submitted to a vote of security holders of WebMD.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.
      The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2003
First quarter	$10.28	$8.25
Second quarter	12.00	8.28
Third quarter	12.49	8.20
Fourth quarter	9.32	7.59
2004
First quarter	$10.23	$8.26
Second quarter	9.65	8.26
Third quarter	9.28	6.68
Fourth quarter	8.33	6.46
      On March 1, 2005, there were approximately 4,300 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
      The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being less than analysts’ estimates;

•	changes in analysts’ earnings estimates;

•	announcements of new technologies, products and services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our common stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.
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
      For information about our previously announced plan to establish WebMD Health as a separate publicly traded company, see “Recent Developments — Evaluation of WebMD Health Transaction Alternatives” above. As part of either of the alternatives being considered, WebMD Health will become a separate public company. In the case of a one-step split-off, all holders of WebMD common stock would have the right, on a pro rata basis, to exchange shares of WebMD common stock for newly-issued shares of WebMD Health common stock at an exchange ratio that would be set by the Board of Directors of WebMD. We are not able to predict what the market prices of the common stock of the two companies would be after either alternative transaction and we cannot provide assurance that either of the alternative transactions will produce any increase, for our stockholders, in the market value of their holdings. In addition, the market prices of WebMD Corporation common stock and WebMD Health common stock could be highly volatile for several months after either alternative transaction and may each continue to be more volatile than WebMD Corporation common stock would have been if a transaction had not occurred.
      We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.
Repurchases of Equity Securities During the Fourth Quarter of 2004
      The following table provides information about purchases by WebMD during the three months ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:
Issuer Purchases of Equity Securities

					Maximum Number (or
				Total Number of Shares	Approximate Dollar Value)
				Purchased as Part of	of Shares that May Yet Be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs(1)	Plans or Programs

10/01/04-10/31/04	1,371,424	(2)	$6.70	1,190,124	$63,392,577
11/01/04-11/30/04	264,900		$7.02	264,900	$61,531,935
12/01/04-12/31/04	—		—	—	$61,531,935

Total	1,636,324		$6.75	1,455,024	$61,531,935

(1)	These repurchases were made pursuant to the repurchase program that we announced on March 29, 2001 where WebMD was originally authorized to use up to $50 million to purchase shares of its common stock from time to time beginning on April 2, 2001. On November 2, 2001, the maximum aggregate amount of purchases under the Program was increased to $100 million; on November 7, 2002, it was increased to $150 million; and on August, 19, 2004, it was increased to $200 million.

(2)	Includes 181,300 previously owned shares tendered to WebMD to pay the withholding taxes due upon exercise of employee stock options. The value of these shares was determined based on the closing fair market value of WebMD common stock on the date of exercise.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. On August 1, 2003, we completed the sale of two operating units of our Porex segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of these two operating units as discontinued operations.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,160,351	$963,980	$871,696	$842,020	$574,524
Costs and expenses:
Cost of operations	666,431	564,939	509,744	568,321	430,296
Development and engineering	54,161	42,985	43,467	43,572	59,867
Sales, marketing, general and administrative	324,027	282,482	283,424	448,082	535,462
Depreciation, amortization and other	57,765	62,434	125,593	2,394,857	2,188,461
Legal expense	9,230	3,959	—	—	—
Impairment of long-lived and other assets	—	—	—	3,816,115	—
Restructuring and integration charge (benefit)	4,535	—	(5,850)	266,755	452,919
Gain (loss) on investments	457	1,659	6,547	—	(40,365)
Interest income	18,717	22,901	19,590	30,409	51,467
Interest expense	19,253	15,214	8,491	507	735
Other income, net	121	4,218	3,844	—	—

Income (loss) from continuing operations before income tax provision (benefit)	44,244	20,745	(63,192)	(6,665,780)	(3,082,114)
Income tax provision (benefit)	4,910	4,140	(10,079)	2,588	790

Income (loss) from continuing operations	39,334	16,605	(53,113)	(6,668,368)	(3,082,904)
Income (loss) from discontinued operations, net of income taxes	—	(33,611)	3,411	(3,950)	1,296

Net income (loss)	$39,334	$(17,006)	$(49,702)	$(6,672,318)	$(3,081,608)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)	$(19.13)	$(12.60)
Income (loss) from discontinued operations	—	(0.11)	0.01	(0.01)	0.01

Net income (loss)	$0.12	$(0.06)	$(0.16)	$(19.14)	$(12.59)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)	$(19.13)	$(12.60)
Income (loss) from discontinued operations	—	(0.10)	0.01	(0.01)	0.01

Net income (loss)	$0.12	$(0.05)	$(0.16)	$(19.14)	$(12.59)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	320,080	304,858	304,168	348,570	244,688

Diluted	333,343	325,811	304,168	348,570	244,688

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$107,694	$270,681	$186,484	$378,762	$505,793
Long-term marketable securities	515,881	456,034	456,716	18,769	222,774
Working capital	48,295	202,573	193,031	360,429	528,136
Total assets	2,302,224	2,135,306	1,766,248	1,601,454	8,487,108
Convertible subordinated notes	649,999	649,999	300,000	—	—
Other long-term liabilities	1,283	1,182	498	1,226	15,279
Convertible redeemable exchangeable preferred stock	98,299	—	—	—	—
Convertible redeemable preferred stock	—	—	—	10,000	10,000
Convertible preferred stock	—	—	—	—	710,746
Stockholders’ equity	1,224,216	1,178,597	1,153,801	1,255,512	8,097,435

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our business, a brief discussion of our operating segments, a description of certain recent developments and a summary of the acquisitions we completed during the last two years.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2004.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by the Company or may be adopted in the future.

•	Key Trends Affecting Our Businesses and Our Healthcare Customers. This section provides background information on key trends in the healthcare industry and our strategic responses to those trends.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Annual Report.
      In this MD&A, dollar amounts are in thousands, except per share amounts.
Introduction
      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

Operating Segments
      We have aligned our business into four operating segments as follows:

•	WebMD Business Services. We provide healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. We transmit transactions electronically between healthcare payers and providers and provide healthcare payers with transaction processing technology, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. We also provide automated patient billing services to healthcare providers, including statement printing and mailing services. In addition, we provide software products, including decision support and data warehousing solutions, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for certain governmental agencies.

•	WebMD Practice Services. We develop and market information technology systems for healthcare providers and related services, under The Medical Manager, Intergy and WebMD Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD Health. We provide health information, healthcare and benefit decision-support tools, continuing medical education (“CME”) services, and interactive communications services through our public online portals for consumers and physicians, through syndication and distribution relationships, through customized private online portals for employers and payers and, to a lesser extent, through offline publishing services. Our public portal sells advertising and sponsorship programs to companies interested in reaching consumers and physicians online, including pharmaceutical, biotech, medical device and consumer products companies.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Recent Developments
      Evaluation of WebMD Health Transaction Alternatives. WebMD is continuing to pursue its previously announced plan to establish WebMD Health as a separate publicly traded company. WebMD’s Board of Directors continues to evaluate the two previously announced alternatives it has been considering — a one-step split-off of WebMD Health equity through an exchange offer transaction with WebMD’s stockholders or an initial public offering of a minority interest in WebMD Health. In the case of a one-step split-off, all holders of WebMD common stock would have the right, on a pro rata basis, to exchange shares of WebMD common stock for newly-issued shares of WebMD Health common stock at an exchange ratio that would be set by the Board of Directors of WebMD. While the evaluation process is complex, considerable progress has been made in refining the tax analysis of these alternative transactions, preparing the necessary financial statements and Securities and Exchange Commission filings, planning the necessary corporate infrastructure separation and completing the analysis of employee, corporate, third-party contractual and other considerations relevant to these two alternatives. As each alternative offers certain potential advantages for WebMD’s stockholders, some of which are dependant on market conditions, the Board will not make a decision as to which alternative to pursue until shortly before WebMD is in a position to make the required registration statement filing with the SEC. WebMD anticipates being in a position to make this SEC filing in April 2005.
      Acquisition of HealthShare Technologies. On March 14, 2005, WebMD acquired HealthShare Technologies. The purchase price paid at closing was $31,000 in cash. In addition, WebMD has agreed to pay up to an additional $5,000 if certain financial milestones are achieved for calendar year 2005.

HealthShare provides health plans and employers, and their members and employees, with online decision support tools that evaluate both hospital care cost and quality to enable users to make more informed decisions. HealthShare also provides professional decision support tools used by health plan executives to develop provider networks, identify centers of excellence, and evaluate comparative hospital quality. HealthShare tools are also used by hospitals to provide online decision support to help enhance quality of care, manage costs and profitability, and better understand market position. The result of operations of HealthShare will be included in our WebMD Health segment.
Acquisitions
      In 2004, we completed seven acquisitions. Our WebMD Health segment acquired two companies for a total purchase consideration of approximately $22,489, comprised of $20,894 in cash $838 to be paid within the next two years and $757 of estimated acquisition costs. In connection with the preliminary allocation of the purchase prices and intangible asset valuations, we recorded goodwill of $14,942 and intangible assets of $6,660, with estimated useful lives ranging from three to five years. Additionally, we will pay up to an additional $20,000 if certain milestones are achieved in the future for these WebMD Health acquisitions. Our WebMD Business Services segment acquired two companies for a total purchase price of $206,226, comprised of $204,243 in cash and $1,983 in estimated acquisition costs. In connection with the preliminary allocation of the purchase prices of these acquisitions, we recorded goodwill of $99,829 and intangible assets of $97,100, with estimated useful lives ranging from five to fifteen years. Additionally, we have agreed to pay up to an additional $25,000 if certain milestones are achieved in the future for one of these WebMD Business Services acquisitions. Our Porex segment acquired two companies for a total purchase price of $5,880, comprised of $5,160 in cash, $490 to be paid over five years and $230 in estimated acquisition costs. In connection with the preliminary allocation of the purchase prices, we recorded goodwill of $4,122 and intangible assets of $1,400 with estimated useful lives ranging from five to eleven years. Our WebMD Practice Services segment acquired one company for a total cost of $70, which was paid in cash. In connection with the preliminary allocation of the purchase price, we recorded $85 of intangible assets. Additionally, we have agreed to pay up to an additional $30 if certain milestones are achieved in the future for this WebMD Practice Services acquisition.
      In 2003, we completed twelve acquisitions. Our WebMD Health segment acquired two companies for a total purchase consideration of approximately $14,113, comprised of $13,926 in cash and $187 of estimated acquisition costs. We agreed to pay up to an additional $2,500 if certain financial milestones are achieved. The Company paid $1,500 in cash in 2004 as a result of achieving certain of those milestones. In connection with the initial allocation of the purchase prices, we recorded goodwill of $12,615 and intangible assets of $3,525, with estimated useful lives of three to seven years. Our WebMD Business Services segment acquired three companies for a total purchase price of $386,732, comprised of $380,168 in cash and $6,564 in estimated acquisition costs. Additionally, we agreed to pay up to an additional $154,200 if certain milestones are achieved in the future. The Company paid $17,455 in cash in 2004 and accrued $43,500 for the 2005 expected cash payment as a result of achieving certain of those milestones. In connection with the initial allocation of the purchase prices of these three acquisitions, we recorded goodwill of $242,758 and intangibles assets of $142,092, with estimated useful lives ranging from nine months to fifteen years. Also, during 2003, our WebMD Practice Services segment acquired seven companies for a total cost of $2,175, which was paid in cash. We agreed to pay up to an additional $675 if certain of the acquired companies meet certain financial milestones. The Company paid $155 in cash in 2004 as a result of achieving certain of those milestones. In connection with the initial allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The intangible assets have estimated useful lives from three to nine years.
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
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid content and distribution services, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, contingencies, litigation and the value attributed to warrants issued for services.
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable segment are as follows:

WebMD Business Services. Healthcare payers and providers pay us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also pay us fees for patient statement and paid-claims communication services, typically on a per statement or per communication basis. Additionally, payers, including government payers, pay us fees to license decision support software and provide related support and maintenance for that decision support software, and provide information technology consulting services. Healthcare payers pay us annual license fees, which are based on the number of covered members, for use of our software and for providing business and information technology consulting services to them on a time and materials basis. The consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure.

Revenue for transaction services, patient statement and paid-claims communication services is recognized as the services are provided. Decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.

WebMD Practice Services. Healthcare providers pay us fees to license our Medical Manager and Intergy practice management systems and Intergy EHR electronic medical records system. Our practice management systems are sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. We also charge healthcare providers fees for transmitting, through WebMD Network Services, transactions to payers and billing statements to patients. We recognize revenue from these fees, which are generally paid on a per transaction or monthly basis, as we provide the service.

Software revenue is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all the delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately.

The vast majority of our practice management and medical records systems include support and maintenance agreements of the underlying software and hardware. These arrangements provide customers with rights to unspecified software product upgrades released during the term of the support period, as well as Internet and telephone access to technical support personnel. Revenue from support and maintenance agreements is recognized ratably over the term of the arrangement, typically one year or less. Additionally, many of our software arrangements include implementation and training services. Revenues from these services are accounted for separately from the software revenue, as they are not essential to the functionality of any other element of the software arrangement, and are generally recognized as the services are performed.

WebMD Health. Customers pay us for advertising, sponsorship, healthcare management tools, content syndication and distribution, and licenses of private online portals. In addition, in connection with our Medscape portal, our customers provide funding for online education programs for healthcare professionals, including online continuing medical education (“CME”). Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period we satisfy the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or a Web site co-branded with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2004, 2003 or 2002.

•	Investments — Our investments, at December 31, 2004, consisted principally of certificates of deposit, municipal bonds, auction rate securities, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2004, we had net operating loss carryforwards of approximately $2.0 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

Revenue	1,160,351	100.0	963,980	100.0	871,696	100.0
Costs and expenses:
Cost of operations	666,431	57.4	564,939	58.6	509,744	58.5
Development and engineering	54,161	4.7	42,985	4.5	43,467	5.0
Sales, marketing, general and administrative	324,027	27.9	282,482	29.3	283,424	32.5
Depreciation, amortization and other	57,765	5.0	62,434	6.5	125,593	14.4
Legal expense	9,230	0.8	3,959	0.4	—	—
Restructuring and integration charge (benefit)	4,535	0.4	—	—	(5,850)	(0.7)
Gain on investments	457	0.1	1,659	0.2	6,547	0.8
Interest income	18,717	1.6	22,901	2.4	19,590	2.3
Interest expense	19,253	1.7	15,214	1.6	8,491	1.0
Other income, net	121	0.0	4,218	0.4	3,844	0.4

Income (loss) from continuing operations before income tax provision (benefit)	44,244	3.8	20,745	2.1	(63,192)	(7.2)
Income tax provision (benefit)	4,910	0.4	4,140	0.4	(10,079)	(1.1)

Income (loss) from continuing operations	39,334	3.4	16,605	1.7	(53,113)	(6.1)
Income (loss) from discontinued operations, net of income taxes	—	—	(33,611)	(3.5)	3,411	0.4

Net income (loss)	39,334	3.4	(17,006)	(1.8)	(49,702)	(5.7)

      Revenue is derived from our four business segments: WebMD Business Services, WebMD Practice Services, WebMD Health and Porex. WebMD Business Services provides: electronic transmission services for medical, dental and pharmacy transactions and related technology solutions, consulting services and outsourcing services for healthcare payers, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits; and automated patient billing services for healthcare providers, including statement printing and mailing services. Additionally, WebMD Business Services provides software products including decision support and data warehousing, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers, and performs software maintenance and consulting services for certain governmental agencies. A significant portion of WebMD Business Services revenue is generated from the country’s largest national and regional healthcare payers. WebMD Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy and WebMD Network Services brands. WebMD Practice Services also provides support and maintenance services related to the hardware and software associated with our practice management systems. WebMD Health services include advertising, sponsorship, continuing medical education (“CME”), content syndication and distribution, and licenses of private online portals to employers and healthcare payers for use by their employees and plan members. A significant portion of WebMD Health revenue is derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our WebMD Business Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.
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
      Legal expense consists of costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

2004 and 2003

Revenues
      Our total revenues increased to $1,160,351 in 2004 from $963,980 in 2003. WebMD Business Services, WebMD Health and Porex accounted for $180,856, $23,652, and $5,159, respectively, of the revenue increase, which was partially offset by a decrease in revenue of $6,525 in WebMD Practice Services and an increase in inter-segment eliminations of $6,771.
      Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $144,140 to the overall increase in revenue for 2004 of $196,371. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable, and only revenue recognized during the first twelve months following the quarter in which the acquisitions closed is considered to be revenue from acquired customers. Excluding revenues from the 2004 Acquisitions and 2003 Acquisitions, the remaining increase of $52,231 is primarily related to increased sales of our paid-claims communication services, automated print-and-mail services and growth in online revenues from pharmaceutical and medical companies.

Costs and Expenses
      Cost of Operations. Cost of operations increased to $666,431 in 2004 from $564,939 in 2003. Our cost of operations represented 57.4% of revenues in 2004, compared to 58.6% of revenue in 2003. The inclusion of the Medifax operations had a favorable impact on cost of operations as a percentage of revenue when compared to a year ago, as Medifax has higher gross margins than the average gross margins of other products we offer. Also favorably impacting cost of operations as a percentage of revenue compared to a year ago, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within WebMD Practice Services operating segment. Partially offsetting these items was the inclusion of ABF’s operations, which have products with lower gross margins due to the high cost of postage associated with providing ABF services, and higher sales commissions, as a percentage of revenue, paid to our channel partners. Included in cost of operations were non-cash expenses related to content and distribution services of $901 and $2,356 for 2004 and 2003, respectively.
      Development and Engineering. Development and engineering expense was $54,161 and $42,985 in 2004 and 2003, respectively. Our development and engineering expense represented 4.7% of revenues in 2004, compared to 4.5% of revenues in 2003. The increase in development and engineering expense, in dollars and as a percentage of revenue, was primarily attributable to the development and engineering expense of the Medifax, ViPS, Dakota and ABF operations which, due to timing of these acquisitions, were excluded or only partially included in our results during the 2003 period and, to a lesser extent, higher development and engineering expense at WebMD Practice Services segment.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense increased to $324,027 in 2004, from $282,482 in 2003, which represents an increase of $41,545. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $17,925 in 2004, compared to $21,942 in 2003, which reflects the completion of a distribution agreement in May 2004 that existed during the full year of 2003. Non-cash stock compensation was $8,975 in 2004, compared to $12,449 in 2003. The decrease in non-cash stock compensation was primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions, partially offset by additional compensation expense related to restricted stock issued to certain employees during 2004. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, were $297,127, or 25.6% of revenue in 2004, compared to $248,091, or 25.7% of revenue in 2003. While sales, marketing, general and administrative expense as a percentage of revenue was relatively unchanged from 2004 to 2003, the operations of ABF and ViPS caused a reduction of sales, marketing, general and administrative expense as a percentage of revenue, as these operations have lower administrative expenses. This reduction was offset by higher personnel and professional service cost in 2004 related to our implementation efforts with respect to the Health Insurance Portability Act of 1996, or HIPAA, Transaction Standards and our “all payer” transaction services and our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.
      Depreciation, Amortization and Other. Depreciation, amortization and other expense decreased to $57,765 in 2004 from $62,434 in 2003. The decrease was primarily due to intangible assets relating to certain acquisitions made in 2000 becoming fully amortized since the beginning of the prior periods. The decrease was partially offset by amortization expense related to the intangible assets acquired through our 2004 and 2003 Acquisitions, primarily Medifax, ViPS and ABF.
      Legal Expense. Legal expense was $9,230 and $3,959 in 2004 and 2003, respectively, and represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs and expenses may continue to be significant.
      Restructuring and Integration Charge (Benefit). The restructuring and integration charge in 2004 of $4,535 represents an incremental charge taken in connection with the settlement of a lawsuit against the landlord of a property leased in 2000, but never occupied. The remaining cost of the settlement was previously expensed in connection with the restructuring and integration plan that we announced in September 2000.
      Gain on Investments. During 2004, the gain on investments in the amount of $457 consisted of a gain of $343 and a net gain of $114 related to the sale of a portion of our investments in marketable equity securities and marketable debt securities, respectively. During 2003, we recognized a gain on investments of $1,659, which consisted of a gain of $2,973 related to the sale of a portion of our investments in marketable equity securities, offset by a loss $1,314 related to the sale of our investments in marketable debt securities.
      Interest Income. Interest income decreased to $18,717 in 2004, from $22,901 in 2003. This decrease was mainly due to lower average investment balances and lower average rates of return, primarily during the six months ended December 31, 2004. The lower investment balances in 2004 were primarily the result of the acquisitions of Medifax, Dakota and ViPS, slightly offset by the proceeds from the issuance of the convertible redeemable exchangeable preferred stock.
      Interest Expense. Interest expense increased to $19,253 in 2004, from $15,214 in 2003, primarily due to the inclusion of a full year of interest expense and amortization of debt issuance costs related to our $350,000, 1.75% Convertible Subordinated Notes issued in June and July of 2003.
      Other Income, Net. Other income for 2004 of $121 represents a gain from the sale of property. Other income for 2003 of $4,218 is comprised of a gain of $3,100 from the sale of property in California and Ohio and a benefit of $1,118 from a state tax refund which applied to a pre-acquisition tax year of a company we acquired.
      Income Tax Provision. Income tax provision in 2004 and 2003 primarily represents taxes from profitable operations in certain states and foreign countries in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $4,910 and $4,140 related to foreign, state and other jurisdictions during 2004 and 2003, respectively. The increase in the income tax provision was due to more income earned in certain states in 2004, compared to 2003.
      Discontinued Operations. Loss from discontinued operations in 2003 represents the operating results of the discontinued units of the Porex segment, as well as a loss of $3,491 recognized in connection with their disposal on August 1, 2003. Included in the loss from discontinued operations in 2003 was an impairment charge of $33,113 to reduce certain long-lived assets of the discontinued units to fair value.

2003 and 2002

Revenues
      Our total revenues increased to $963,980 in 2003 from $871,696 in 2002. WebMD Business Services, WebMD Practice Services, WebMD Health and Porex accounted for $38,919, $27,334, $26,369 and $6,129, respectively, of the revenue increase. This revenue increase was partially offset by an increase in inter-segment eliminations of $6,467.
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

Costs and Expenses
      Cost of Operations. Cost of operations increased to $564,939 in 2003 from $509,744 in 2002. Our cost of operations represented 58.6% of revenues in 2003, compared to 58.5% in 2002. While cost of operations as a percentage of revenue has remained relatively consistent from 2003 to 2002, cost of operations increased due to our July 17, 2003 acquisition of ABF, whose products have a lower gross margin. Additionally, cost of operations increased due to higher sales commissions paid to our channel partners and due to higher consulting and personnel costs related to our implementation of the HIPAA Transaction Standards. These increases were offset by lower data communication costs and the costs associated with the lower margin terminated products and relationships exited in May 2002. Cost of operations for 2003 and 2002 includes approximately $2,356 and $4,765, respectively, of non-cash expenses related to content and distribution services.
      Development and Engineering. Development and engineering expense was $42,985 and $43,467 in 2003 and 2002, respectively. Development and engineering expense was relatively flat in 2003 compared to 2002, both in the aggregate and at the segment level, reflecting relatively consistent spending throughout all operating segments.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense decreased to $282,482 in 2003, from $283,424 in 2002, which represents a decrease of $942. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $21,942 in 2003, compared to $20,941 in 2002. Non-cash stock compensation was $12,449 in 2003, compared to $25,265 in 2002. The decrease in non-cash stock compensation is primarily related to the vesting schedules of options issued and assumed in connection with our 2000 acquisitions. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, were $248,091, or 25.7% of revenue in 2003, compared to $237,218, or 27.2% of revenue in 2002. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to the fixed cost leverage of our increased revenues as well as lower sales and marketing costs, partially offset by higher consulting and personnel costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services, higher professional services expenses, and higher insurance expenses.
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
      Other Income, Net. Other income for 2003 of $4,218 is comprised of a gain of $3,100 for the sale of property in California and Ohio and a benefit of $1,118 from a state tax refund which applied to a pre-acquisition tax year of a company we acquired. Other income of $3,844 in 2002 includes $5,223 for the settlement of various pre-acquisition issues related to certain companies acquired in 1998 through 2000, partially offset by $1,379 in expenses related to our disposition plan for our Porex business.
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
      Discontinued Operations. Loss from discontinued operations in 2003 represents the operating results of the discontinued units of the Porex segment as well as the loss of $3,491 recognized in connection with their disposal on August 1, 2003. Also included in the loss from discontinued operations in 2003 was an impairment charge of $33,113 to reduce the long-lived assets of the discontinued units to fair value. The income from discontinued operations in 2002 includes the operating results of the discontinued units.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), gain on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with the accounting policies for the consolidated company. Inter-segment revenues represent sales of WebMD Business Services products into the WebMD Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. Inter-segment revenues are eliminated in consolidation.

      The following table presents the results of our operations for each of our reportable segments and a reconciliation to net income (loss):

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues
WebMD Business Services	$686,585	$505,729	$466,810
WebMD Practice Services	296,115	302,640	275,306
WebMD Health	134,317	110,665	84,296
Porex	77,099	71,940	65,811
Inter-segment eliminations	(33,765)	(26,994)	(20,527)

	$1,160,351	$963,980	$871,696

Income (loss) before restructuring, taxes, non-cash and other items
WebMD Business Services	$131,834	$94,218	$85,154
WebMD Practice Services	14,533	20,924	26,685
WebMD Health	32,898	24,898	5,574
Porex	22,650	20,532	19,891
Corporate	(58,382)	(50,251)	(51,272)
Interest income	18,717	22,901	19,590
Interest expense	(19,253)	(15,214)	(8,491)

	142,997	118,008	97,131
Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(57,765)	(62,434)	(125,593)
Non-cash content and distribution services and stock compensation	(27,801)	(36,747)	(50,971)
Restructuring and integration (charge) benefit	(4,535)	—	5,850
Legal expense	(9,230)	(3,959)	—
Gain on investments	457	1,659	6,547
Other income, net	121	4,218	3,844
Income tax (provision) benefit	(4,910)	(4,140)	10,079

Income (loss) from continuing operations	39,334	16,605	(53,113)
Income (loss) from discontinued operations	—	(33,611)	3,411

Net income (loss)	$39,334	$(17,006)	$(49,702)

2004 and 2003
      The following discussion is a comparison of the results of operations for each of our operating segments for the year ended December 31, 2004 to the year ended December 31, 2003.
      WebMD Business Services. Revenues were $686,585 in 2004, an increase of $180,856 or 35.8% from 2003. Revenues from customers acquired through the 2004 Acquisitions contributed $141,817 to the increase in revenue. The remaining increase of $39,039 for 2004 was primarily the result of increased sales of our paid-claims communication services and automated print-and-mail services.
      Income before restructuring, taxes, non-cash and other items was $131,834 in 2004, an increase of $37,616 or 39.9% from 2003. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 19.2% in 2004, compared to 18.6% in 2003. The acquisitions of Medifax and ABF had a favorable impact on operating margins for 2004. Offsetting the higher margins of these acquisitions were higher sales commissions paid to our channel partners and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services.
      WebMD Practice Services. Revenues were $296,115 in 2004, compared to $302,640 for 2003. The decrease in revenue is the result of system sales being impacted by longer and more complex sales cycles and from HIPAA implementation and other transition challenges related to our “all-payer” transaction services. This decrease in revenue was partially offset by an increase in our Network Services revenues and, to a lesser extent, from customers acquired through the 2004 Acquisitions in the amount of $1,459.
      Income before restructuring, taxes, non-cash and other items was $14,533 in 2004, a decrease of $6,391 from 2003. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 4.9% in 2004, compared to 6.9% in 2003. Lower systems sales combined with higher operating expenses largely due to increased development and engineering, marketing and training expenses were primarily responsible for the lower operating margin for 2004.
      WebMD Health. Revenues were $134,317 in 2004, an increase of $23,652 or 21.4% from 2003. The increase in revenues for 2004, compared to a year ago, is the result of growth in online revenues from pharmaceutical and medical companies and increased revenues from large employers and commercial payers. Revenues from customers acquired through the 2003 Acquisitions contributed $500 to the increase in revenue for 2004.
      Income before restructuring, taxes, non-cash and other items in 2004 was $32,898, an increase of $8,000 from 2003. As a percentage of revenue, the income before restructuring, taxes, non-cash and other items improved to 24.5% in 2004, compared to 22.5% in 2003. The increase as a percentage of revenue for 2004, compared to a year ago, was primarily the result of reduced marketing expenses, partially offset by increased personnel costs. In addition, $1,863 of expenses related to the acquisition of certain resources of Physician Online reduced operating margins in 2003.
      Porex. Revenues were $77,099 for 2004, compared to $71,940 for 2003. The increase for 2004, compared to a year ago, was primarily due to increased sales of filtration products, writing instrument components and surgical products. Also contributing to the increase in revenues for 2004, compared to a year ago, was the favorable impact of foreign exchange rates on the translation of foreign operations. Revenues from customers acquired through the 2004 Acquisitions contributed $364 to the increase in revenue in 2004.
      Income before restructuring, taxes, non-cash and other items was $22,650 for 2004, compared to $20,532 for 2003. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 29.4% for 2004, compared to 28.5% for 2003. This increase was due primarily to the increase in revenue discussed above and the leveraging effect of certain fixed manufacturing costs.
      Corporate includes expenses shared across all operating segments, such as executive, corporate finance, legal, human resources and risk management. Corporate expenses increased to $58,382 for 2004, compared to $50,251 for 2003. As a percentage of consolidated revenue, corporate expenses were 5.0% and 5.2% for 2004 and 2003, respectively. While the dollar amount of corporate expenses has increased when compared to a year ago, these expenses comprise a slightly lower percentage of revenue during 2004 as compared to 2003. Contributing to the increase in the dollar amount of these expenses, when compared to a year ago, were higher compensation and professional services costs related to our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.
      Inter-Segment Eliminations. The increase in inter-segment eliminations for 2004, compared to 2003, resulted from higher sales of WebMD Business Services products into the WebMD Practice Services customer base.

2003 and 2002
      The following discussion is a comparison of the results of operations for each of our operating segments for the year ended December 31, 2003 to the year ended December 31, 2002.

      WebMD Business Services. Revenues were $505,729 in 2003, an increase of $38,919 or 8.3% from 2002. Revenues from customers acquired through the 2003 Acquisitions contributed $37,870 to the increase in WebMD Business Services revenue. Additionally, revenues for 2002 include $7,460 of revenues associated with terminated laboratory connectivity products and relationships exited. Excluding the impact of the 2003 Acquisitions and terminated products and relationships, revenues for 2003 increased by $8,509, primarily the result of a postal rate increase that went into effect on July 1, 2002.
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
      WebMD Practice Services. Revenues were $302,640 in 2003, an increase of $27,334 or 9.9% from 2002. The increase was primarily attributable to an increase in Network Services revenues. Systems sales and maintenance revenues also increased, primarily as a result of revenues from customers acquired. Those customers contributed $8,180 to the increase in revenues in 2003.
      Income before restructuring, taxes, non-cash and other items was $20,924 in 2003, a decrease of $5,761 from 2002. As a percentage of revenue, income before restructuring, taxes, non-cash and other items was 6.9% in 2003, compared to 9.7% in 2002. This decrease in income as a percentage of revenue was primarily attributable to increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services, as well as a shift in sales focus to larger accounts in 2003, which generally carry lower margins as a percentage of sales.
      WebMD Health. Revenues were $110,665 in 2003, an increase of $26,369 or 31.3% from 2002. Revenues from customers acquired through 2003 Acquisitions and 2002 Acquisitions contributed $9,579 to the increase in WebMD Health revenue for 2003. Excluding the 2003 Acquisitions and 2002 Acquisitions, the increase was primarily attributable to growth in advertising and sponsorship revenues on our consumer and professional sites, and, to a lesser extent, an increase in revenues from health plans and employers.
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
      Porex. Revenues were $71,940 in 2003, an increase of $6,129 or 9.3% from 2002. The increase was primarily due to a favorable impact of foreign exchange rates, higher sales of our computer printing and writing instrument components and higher sales of our surgical products.
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

      Inter-Segment eliminations. The increase of $6,467 in inter-segment eliminations from 2002 resulted from higher sales of WebMD Business Services products into the WebMD Practice Services customer base.
Liquidity and Capital Resources
      We have incurred significant operating and net losses since we began operations and, as of December 31, 2004, we had an accumulated deficit of approximately $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.
      As of December 31, 2004, we had approximately $107,694 in cash and cash equivalents and short-term investments and working capital of $48,295. Additionally, we had long-term investments of $511,864 in marketable debt securities and $4,017 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future. During 2004, all our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $90,044 in 2004, compared to cash provided by operating activities of $82,239 in 2003. The cash provided by operating activities in 2004 was attributable to net income of $39,334 and non-cash charges of $91,569, partially offset by net changes in operating assets and liabilities of $40,859. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our 3 1/4% Convertible Subordinated Notes and our 1.75% Convertible Subordinated Notes and interest receipts relating to our investments in marketable securities. The cash provided by operating activities in 2003 was attributable to a net loss of $17,006 and net changes in operating assets and liabilities of $42,492, offset by non-cash charges of $102,996 and the loss from discontinued operations of $33,611. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services, and stock compensation, bad debt expense, amortization of debt issuance costs and gains on investments and sales of property and equipment.
      Cash used in investing activities was $188,152 in 2004, compared to cash used in investing activities of $476,276 in 2003. Cash used in investing activities during 2004 included $1,153,703 of purchases of available-for-sale securities offset by $1,253,491 of proceeds from maturities and sales of available-for-sale securities. Cash paid for business acquisitions, net of the cash acquired, was $249,557, primarily related to the 2004 Acquisitions of ViPS and Dakota. Cash used in investing activities during 2003 included $1,350,720 of purchases of held-to-maturity and available-for-sale securities, partially offset by $1,237,816 of proceeds from the maturities, sales and redemptions of available-for-sale and held-to-maturity securities. The 2003 Acquisitions consumed cash of $400,491, net of the cash acquired, primarily related to the Medifax and ABF acquisitions. Investments in property and equipment were $38,800 in 2004, compared to $18,385 in 2003. Additionally, in 2003 we received proceeds of $56,279 related to the sale of our discontinued operations and the sale of certain property, primarily land and buildings.
      Cash provided by financing activities was $103,455 in 2004, compared to cash provided by financing activities of $356,621 in 2003. Cash provided by financing activities for 2004 principally related to the net proceeds of $98,115 from the issuance of our Convertible Redeemable Exchangeable Preferred Stock and proceeds of $38,052 related to the issuance of common stock, primarily related to exercises of employee stock options. Cash provided by financing activities for 2003 principally related to net proceeds of $339,125 from the issuance of the 1.75% Convertible Subordinated Notes on June 25, 2003 and July 7, 2003, and $44,719 related to the issuance of common stock, primarily resulting from exercises of employee stock options. During 2004 and 2003, $32,110 and $20,316, respectively, was used for repurchases of our common stock.
      Our principal commitments at December 31, 2004 consisted primarily of our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023 and the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007, obligations under operating leases and contingent consideration payments of up to an aggregate of $183,295 related to certain acquisitions achieving certain milestones. In addition, we expect capital expenditures to be between $70,000 and $80,000 in 2005.

      The following table summarizes our principal commitments as of December 31, 2004, as well as management’s estimates of the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates. The contingent consideration payments of up to an aggregate of $183,295, have not been included in the table below as it is impracticable to estimate the timing or amount of any payments related to these commitments. Also, the expected cash payment of $43,500 related to ABF’s achievement of certain financial milestones during 2004 has not been included in the table below.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt(a)	$784,994	$15,875	$324,437	$12,251	$432,431
Leases(b)	119,987	24,252	42,121	27,612	26,002
Purchase obligations(c)	29,772	21,033	8,739	—	—
Strategic relationships	1,379	754	625	—	—
Other long-term liabilities	890	—	700	190	—

Total	$937,022	$61,914	$376,622	$40,053	$458,433

(a)	Long-term debt includes our $350,000 1.75% Convertible Subordinated Notes due 2023 and our $300,000 3 1/4% Convertible Subordinated Notes due 2007. Amounts include our contractual interest payments.
(b)	The lease amounts are net of sublease income.
(c)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.
     We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2005 and 2006. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of our common stock. In addition, we have been incurring, and may continue to incur, costs relating to our own implementation of the HIPAA Transaction Standards and for assistance we provide to our customers in their implementation efforts. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.
      The information in this section, including the chart showing our principal commitments, does not take into consideration the previously announced plan to establish WebMD Health as a separate publicly traded company. Our Board of Directors continues to evaluate the two previously announced alternatives it has been considering — a one-step split-off of WebMD Health equity through an exchange offer transaction with WebMD’s stockholders or an initial public offering of a minority interest in WebMD Health. For additional discussion, see “— Introduction — Evaluation of WebMD Health Transaction Alternatives.” As part of either of the two alternatives, WebMD Health will become a separate public company. In the case of a one-step split-off transaction, WebMD Health’s financial results will no longer be consolidated with those of WebMD. Neither of the two alternatives will result in any significant increase in WebMD’s long-term debt or other principal commitments and, in either case, WebMD believes that it will continue, for the foreseeable future, to have sufficient cash resources to meet the commitments described above in this section that remain with WebMD and our current anticipated working capital and capital expenditure requirements, even after structuring WebMD Health as a separate public company, with sufficient cash resources to meet its commitments and anticipated working capital and capital expenditure requirements.
Recent Accounting Pronouncements
      In December 2004, we adopted Emerging Issues Task Force (“EITF”) Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 requires that an entity include the effect of contingently convertible instruments in diluted earnings per share regardless of whether any contingent features of those instruments have been met. In addition, EITF 04-08 requires retroactive restatement of previously reported diluted shares. While our 1.75% Convertible Subordinated Notes include a contingent conversion feature, the adoption of EITF 04-08 did not have an impact on diluted earnings per share, as these instruments were anti-dilutive for all periods presented.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial position or results of operations.
      In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF No. 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and those applicable have been adopted. We will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

Key Trends Affecting Our Businesses and Our Healthcare Customers
      Several key trends in the healthcare marketplace are influencing the use of healthcare information services and technology solutions of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

•	High Rates of Increase in Healthcare Costs. According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.7 trillion in 2003, up from $1.6 trillion in 2002, $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 7.7% for 2003, compared to 9.3% for 2002, and 8.5% for 2001. The 7.7% rate of increase in 2003 was three percentage points higher than the 2003 increase gross domestic product for the United States. The rate of increase in private spending for physician services, which accounts for two-thirds of payments for physician services, accelerated 1.2 percentage points to 9.4%. CMS indicated that healthcare’s share of gross domestic product was 15.3% for 2004. The difficulties involved in controlling healthcare costs have resulted in the following key trends:

—	Cost-Shifting by Employers to their Employees and Changes in Plan Design. Employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. People in employer-sponsored health plans are paying much more out of their own pockets than they did a few years ago and are likely to see their share continue to increase significantly in the near future. With the shift in financial burdens, consumers are assuming a more active role in managing their health and need information to make educated benefit, provider and treatment decisions. We are continuing the process of transforming WebMD Health, our consumer portal, from an online place that consumers go for information to a place where they can actively manage their health. In addition, through our WebMD Health Services business, we help employers and plans provide employees and plan members with answers to healthcare and plan benefit questions, decision-support tools and personalized information and feedback. WebMD Health intends to continue to make significant investments in its infrastructure, as well as in new products and services, to position ourselves to provide additional interactive online services.

—	Increased Use of Information Technology for Clinical Purposes. Governmental and commercial payers continue to exert considerable pricing pressure on providers. As a result, in order to maintain their incomes, providers need to see more patients and increase productivity and/or reduce their operating costs. Use of information technology can assist providers in these efforts. Healthcare providers are also under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. We believe that is changing and we are continuing to target the market for clinical applications as one of our priorities for the next several years. While it will be a long time before most physicians go to a “paperless office,” more physicians are beginning to incorporate information technology into their clinical workflow, and our products allow them to make this shift in a gradual way. In 2004, WebMD Practice Services released a new suite of clinical software called Intergy EHR. We believe that, in light of the increasing importance of clinical software to healthcare providers, WebMD Practice Services’ success in retaining existing practice management system customers and attracting new customers may depend, in substantial part, on their response to Intergy EHR.

•	Improving Quality of Care Through Use of Information Technology

—	Quality Initiatives. Health plans recognize that encouraging the good health of their members not only benefits the members but also has financial benefits for the health plans. Healthier people need less care and fewer costly services. Thus, controlling costs by keeping people healthier and better managing chronic conditions has become a significant focus for America’s healthcare system. Managed care emerged in the 1990s as a new approach to healthcare delivery, combining a greater emphasis on preventive care with careful monitoring of resource utilization and provider performance. However, while managed care produced some important cost reductions, it also met with consumer resistance to what was perceived as its excessive restrictions. Then, in 1999 and 2000, a series of major studies suggested that the nation’s healthcare system should be fundamentally redirected to focus on continuous quality improvement and anticipating healthcare needs, rather than controlling access to services. To achieve this, the healthcare industry required both new thinking and new techniques. Today, health plans seek to understand the needs of their members, including those whose medical conditions are likely to generate the greatest cost of services, and are working to offer both providers and members timely information to improve their health through appropriate care. Health plans and employer sponsors also seek to anticipate member and employee needs and to reach out to them with personalized communications. Finally, health plans and employers want to be able to determine the effectiveness of these efforts. ViPS, which we acquired in 2004, provides software and services that helps health plans identify and serve members who need the most care and to anticipate the future needs of member populations. In addition, WebMD Health provides online private portals that assist employers and health plans in educating and encouraging employees and plan members to lower health risks and to take a more active role in their healthcare.

—	Pay-for-Performance Initiatives. Both governmental and commercial payers have begun to reassess current healthcare provider compensation arrangements, which generally reimburse physicians and other healthcare providers based on the number and complexity of the services provided to patients. Pay-for-performance initiatives reward healthcare providers for better outcomes and adherence to evidence-based guidelines. These initiatives typically create incentives for improvements in the quality of care and for an increased focus on preventive medicine and appropriate management of chronic illnesses. The goal is both better outcomes and reductions in hospitalizations and expensive procedures. Information technology plays an important role in pay-for-performance initiatives, including with respect to the delivery of quality care by providers and quality measurement by payers. Some pay-for-performance programs provide incentives for use of electronic medical record systems, such as Intergy EHR, by providers. ViPS provides software and services that can be used to support “pay-for-performance” initiatives by payers. In addition, WebMD Health is working with Bridges to Excellence (BTE), a consortium of employers, providers and plans focused on improving outcomes and the quality of care through incentive programs. WebMD Health created and maintains the patient component of BTE’s Diabetes Care Link program, which provides tools to help patients make treatment and provider decisions in connection with managing their disease, and it is integrated into an outcomes-based physician incentive program.

•	Increasing Automation of the Healthcare Reimbursement Cycle. Submission of claims electronically assists payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We are continuing our efforts to transform WebMD Business Services (whose name was changed in 2004 from WebMD Envoy) from an electronic transactions clearinghouse to a provider of more complete reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers. The new name is intended to reflect this transformation, which in turn is intended to allow us to provide the benefits of economies of scale to our customers in various stages of the healthcare reimbursement cycle. In order to be more efficient, many healthcare payers are focusing upon core activities — building cost-effective provider networks, marketing their services to employers, and adjudicating claims payment — and are outsourcing pre- and post-adjudication administrative activities, such as printing and mailing checks and explanation of benefits and other document management activities, including conversion of paper claims to electronic form. By outsourcing these services to us, payers can reduce operating costs and capital expenditures. Our acquisitions of Advanced Business Fulfillment and Medifax-EDI in 2003 and Dakota Imaging in April 2004 support our ability to provide more comprehensive business process outsourcing services. Through ViPS, which we acquired in August 2004, we provide healthcare payers with information technology solutions and related services for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. We are working to cross-sell our additional services to healthcare payers.

We expect that, over time, our revenue and earnings from providing basic electronic clearinghouse services for routing healthcare transactions, on their own, will decline. However, we believe that the revenue and earnings of our business process outsourcing and other transaction-related services, in conjunction with our clearinghouse services, is likely to, over time, offset any such decline. Nonetheless, we believe that it is possible that, during certain reporting periods, revenue from basic clearinghouse services could decline faster than we are able to increase the revenue from our additional services, in part because of the length of the implementation cycle for the additional services.
We intend to continue the transformation of WebMD Business Services by developing or acquiring additional transaction-related services and updating our existing ones. Our strategy is to continue to increase the value we are able to provide our payer and provider customers in all aspects of their adoption and implementation of information technology solutions for healthcare transactions.

•	Increased Use of the Internet by Physicians and as a Source of Health Information for Consumers. A study published in 2003 by the Pew Internet and American Life Project estimated that approximately half of all American adults in the United States have accessed the Internet for health information, with nearly three-quarters of those who use the Internet reporting use of the Internet for health information. WebMD Health is a leading destination on the Internet for these consumers. See “Healthcare Information Services and Technology Solutions — WebMD Health” below. The Internet allows us to offer consumers the resources they are looking for, with immediate access to searchable information and dynamic interactive content. Physicians are also increasingly turning to the Internet for professional activities. In 2004, approximately 927,000 physicians and healthcare professional participants earned approximately 827,000 continuing medical education credits at Medscape, an increase of approximately 59% and 31% over 2003 respectively. As a result, WebMD Health enables its sponsors, including pharmaceutical, medical device and consumer products companies, to reach targeted consumers when they are looking for answers to healthcare questions and to reach physicians when they are exploring new treatment options. However, pharmaceutical companies and medical device manufacturers currently spend only a very small portion of their marketing and educational budgets on online media. Our strategy is to seek a greater portion of these budgets and to increase sponsorship of our portals by consumer products companies whose products have health claims.

•	Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare, including in the physician’s office. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the Federal government.

—	The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. In May 2004, David J. Brailer M.D., Ph.D., was appointed to serve in this new position. Also in accordance with that Executive Order, HHS issued a report during 2004 entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care.” At WebMD, an important part of our mission has been fostering adoption of information technology and electronic communications in healthcare. Accordingly, we welcome governmental and private initiatives designed to achieve the same goals. However, these initiatives may encourage more companies to enter our markets or result in the development of technology solutions that compete with ours. The National Coordinator has indicated that he intends to encourage widespread adoption of health information technology throughout the healthcare system and, to do that, intends to facilitate the development and transfer of knowledge and technology used by the federal government to the private sector.

—	In November 2004, the National Coordinator published a Request for Information seeking public comment regarding considerations in implementing a national health information network (NHIN). We are committed to promoting the development and adoption of interoperable health care information services and technology solutions and were one of many healthcare information technology companies that responded to the Request for Information. We believe that our experience in processing large volumes of electronic healthcare transactions, together with our experience in providing electronic health records and practice management software to medical practices and clinics and providing IT services to private and governmental healthcare payers, makes us a good candidate to work with HHS on NHIN-related initiatives and projects.
      The effect that governmental initiatives relating to healthcare information technology may have on our businesses is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities.
      We intend to continue to invest in new products and services and in improving our existing products and services, both through internal development activities and, in certain cases, through acquisitions. We make these investments based on our assessments of the needs of our customers and potential customers, including the trends described above. However, the market for healthcare in the United States is highly complicated and there can be no assurance that the trends identified above will continue or that the expected benefits to WebMD from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.
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

Risks Related to Our Relationships with Customers of
WebMD Business Services and WebMD Practice Services

The financial results of WebMD Business Services could be adversely affected if payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us
      There can be no assurance that healthcare payers will continue to use WebMD Business Services and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as WebMD Business Services. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with WebMD Business Services. See “Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer” below. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. Although we believe the use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, the HIPAA transaction standards may facilitate use of EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on WebMD Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on WebMD Business Services’ business and financial results.

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer
      Some of our existing payer and provider customers and some of our strategic partners compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. See “Business — Competition for Our Healthcare Information Services and Technology Solutions” above. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as WebMD Business Services, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions we are able to negotiate in our connectivity agreements with them and our transaction volume. We cannot provide assurance that we will be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our services must be more efficient for them than use of internal resources.

WebMD Business Services’ transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions
      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our WebMD Business Services transaction services. WebMD Practice Services is a competitor of these practice management system vendors. Some of these vendors have, as a result of our ownership of WebMD Practice Services or for other reasons, chosen to diminish or terminate their relationships with WebMD Business Services, and others may do so in the future. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, WebMD Business Services or WebMD Health. We could also lose transaction volume from practice management system vendors and other large submitters of claims if the payments we offer them as an inducement to use our transaction services are not competitive with other alternatives available to them. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, WebMD Business Services’ transaction volume and financial results could be adversely affected.

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes
      A portion of WebMD Business Services’ revenues comes from customers that are governmental agencies. The recent acquisition of ViPS has increased that portion and we intend to seek additional government contracts and subcontracts. Government contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	“most-favored” pricing disclosure requirements that are designed to ensure that the government can negotiate and receive pricing akin to that offered commercially and requirements to submit proprietary cost or pricing data to ensure that government contract pricing is fair and reasonable;

•	commercial customer price tracking requirements that require contractors to monitor pricing offered to a specified class of customers and to extend price reductions offered to that class of customers to the government;

•	reporting and compliance requirements related to, among other things: equal employment opportunity, affirmative action for veterans and for workers with disabilities, and accessibility for the disabled;

•	broader audit rights than we would usually grant to non-governmental customers; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.
In addition, certain violations of federal law may subject government contractors to having their contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts. Finally, some of our governmental contracts are priced based on our cost of providing products and services. Those contracts are subject to regulatory cost-allowability standards and a specialized system of cost accounting standards.

Long sales, installation and implementation cycles for some WebMD Business Services applications and some WebMD Practice Services applications may result in unanticipated fluctuations in their revenues
      WebMD Practice Services. WebMD Practice Services is seeking to increase its sales to larger physician groups and clinics. These sales are typically not only larger in size, but also involve more complex practice management and electronic medical records applications. As a result, we expect longer sales, contracting and implementation cycles for these customers. These sales may be subject to delays due to customers’ internal procedures for approving large expenditures and for deploying new technologies; implementation may be subject to delays based on the availability of the internal customer resources needed. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. Unexpected delays in these sales or in their implementation may result in unanticipated fluctuations in the revenues of WebMD Practice Services.
      ViPS. ViPS provides licensed software products and related services to payers and information technology services to government customers. The period from our initial contact with a potential ViPS client and the purchase of our solution by the client is difficult to predict. In the past, it has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by ViPS may be subject to delays due to customers’ internal procedures for approving large expenditures, to delays in government funding and other factors outside of our control. The time it takes to implement a licensed software solution is also difficult to predict and has lasted as long as 12 months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have only limited ability to forecast the timing of revenue from new ViPS sales. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals and negotiating the contract without receiving any related revenue.

WebMD Practice Services faces competition in providing support services to owners of The Medical Manager and other systems
      WebMD Practices Services faces competition for the support services it markets to owners of The Medical Manager systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in systems for physicians, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems. Some of our clients have terminated their support services contracts in the past and we expect such terminations to occur in the future.

Risks Related to the Development and Performance of Our
WebMD Business Services and WebMD Practice Services Solutions

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

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance
      There can be no assurance that healthcare providers and payers will accept from us new or updated products and services or products and services that result from integrating existing and/or acquired products and services, including:

•	our updated electronic medical records products;

•	the business process outsourcing services for payers we have developed internally and through acquisition; and

•	our updated clinical transaction services.
The future results of WebMD Practice Services and WebMD Business Services will depend, in significant part, on the success of these products and services and on our ability to keep our other information technology and connectivity products up to date. Providers and payers may choose to use similar products and services offered by our competitors if they are already using products and services of those competitors and have made extensive investments in hardware, software and training relating to the competitors’ existing products and services. Even providers and payers who are already our customers may not purchase new or updated products or services, especially when they are initially offered and if they require changes in equipment or workflow. In addition, there can be no assurance that payers who use our services for sending and receiving claims will use our other pre- and post-adjudication services.
      For services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. Furthermore, there can be no assurance that any pricing strategy that we implement for any new products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects.

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
      Our payer and provider customer satisfaction and our business could be harmed if WebMD Business Services experiences transmission delays or failures or loss of data in its transaction processing systems. Similarly, performance problems with the systems we use to provide our other transaction-related administrative services, including our print-and-mail services and scanning and imaging services, or any system failures affecting those services, could harm our business and adversely affect our customer relationships. WebMD Business Services’ systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below.

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
      For example, we have had and may continue to have transmission or processing problems relating to implementation of the HIPAA Transaction Standards and our “all-payer” suite of services. These problems included: transmission failures resulting from sending large batches of electronic transactions to non-commercial payers who have been accustomed to receiving transactions through a greater number of smaller batches; enrollment and other set-up errors resulting from initiating services to large numbers of customers simultaneously; and various other transmission, processing, interfacing and service problems resulting from the implementation of new software and new business processes.
      We expect to make significant additional changes in 2005 to the hardware and software WebMD Business Services uses to provide connectivity services. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. Any significant problems that occur could have material adverse effect on our relationships with customers of both WebMD Business Services and WebMD Practice Services.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer
      A significant security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services. See also “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Security Standards” above.

Performance problems with WebMD Business Services’ systems could affect our relationships with customers of our Practice Services business
      WebMD Business Services provides the transaction services, including the “all-payer” transaction services, used by the WebMD Network Services customers of our Practice Services business. As an increasing number of our WebMD Practice Services customers rely on us to provide our “all-payer” suite of transaction services, disruptions to those services could cause some of those customers to obtain some or all of their software support requirements from competitors of ours or could cause some customers to switch to a competing physician practice management or billing software solution.

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

Risks Related to the Operations of WebMD Health’s Public Web Sites

Our advertising and sponsorship revenues may vary significantly from quarter to quarter
      Our advertising and sponsorship revenues may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and may be difficult to forecast accurately. The majority of our sponsorship contracts are for terms of approximately four to 12 months in length, with relatively few longer-term contracts. We cannot assure you that our current sponsors will continue existing programs beyond the term of the existing contract or that they will enter into any additional contracts for new programs. In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of our revenues from advertisers and sponsors include:

•	timing of FDA approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	scheduling of conferences for physicians and other healthcare professionals.
      Many of the expenses related to our Web sites are relatively fixed in the short-term, including personnel costs and technology and infrastructure costs. As a result, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or delay, in which case our results of operations would suffer. In addition, in an attempt to enhance our long-term competitive position, we may from time to time make decisions regarding pricing, marketing, services and technology that could have a near-term adverse effect on our operating results.

Our ability to maintain or increase our advertising and sponsorship revenues depends on our ability to retain or increase usage of our online offerings by consumers and physicians
      We generate revenues by, among other things, selling sponsorships of specific pages, sections or events on our online Web sites for healthcare providers and consumers and related e-mailed newsletters. Our advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. While we currently attract a large audience of health-involved consumers and clinically active healthcare professionals to our online offerings, we cannot provide assurance that we will continue to do so. Users of our Web sites have numerous other online and offline sources of healthcare information services. It is difficult to predict the rate at which users will sample our offerings and the extent to which they will become members and/or return users. In addition, some of our traffic and new members come to us through relationships with third parties and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause our revenues to decrease and could have a material adverse affect on our results of operations.

Our ability to retain or increase usage of our Web sites depends on our ability to create or license high quality health content, interactive tools and other features
      In order to attract and retain users to our Web sites, we need to continue to provide high quality, informative content and tools. We must also properly anticipate and respond to user interests and preferences regarding content. Our writers and editors create some of the content we use. We also purchase or license content from other companies. There can be no assurance that we will continue to be able to get needed content at reasonable cost. If we fail to provide high quality content of the types our users are seeking, our business will suffer as a result of decreased interest in our Web sites and a reduction in advertising and sponsorship revenues.
      The addition of new interactive tools and other features will require that we continue to improve the technology underlying our Web site. The required changes may be significant and expensive, and there can be no assurance that we will be able to execute them quickly and efficiently.

Changes in government regulation or industry guidelines could adversely affect our online continuing medical education offerings
      Our Medscape physician portal is a leading provider of online continuing medical education, or CME, to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities. We receive funding from pharmaceutical and medical device companies for these CME programs. See “Business — WebMD Health — Continuing Medical Education (CME)” above.
      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME expects accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. Medscape believes it has modified its procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.
      Provision of CME may also be subject to government regulation by the Food and Drug Administration, or FDA, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare. See “Business — Government Regulation — Regulation of Healthcare Relationships” and “— Regulation of Drug and Medical Device Advertising and Promotion” above.
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

Loss of a small number of sponsors could have a material adverse effect on our advertising and sponsorship revenues
      A substantial portion of our advertising and sponsorship revenues come from a relatively small number of companies. Thus, the loss of a small number of these relationships or a reduction in the purchases by a portion of these sponsors could have a material adverse effect on our advertising and sponsorship revenues. We may lose such relationships or experience a reduction in purchases if customers decide not to renew their commitments or renew at lower levels, which may occur if we fail to meet our customers’ expectations or needs or fail to keep up with our competition or for reasons outside our control, including changes in economic and regulatory conditions affecting the healthcare industry or changes specific to the businesses of particular customers. For more information, see “Risks Related to Providing Products and Services to the Healthcare Industry — Developments in the healthcare industry could adversely affect our business” and “Business — Government Regulation” above.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of our advertising and sponsorship revenues have, in the past, come from pharmaceutical and medical device companies. During the past year, we have begun to focus on increasing sponsorship from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, there can be no assurance that these advertisers and sponsors will find our consumer Web site to be as effective for promoting their products and services as other on-line offerings available to them or as traditional advertising media. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

Performance problems with the systems of our content providers could disrupt our Web sites
      We depend on content providers to provide information and data feeds on a timely basis. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

Risks Related to Our Private Online Portals
      WebMD Health Services provides private online portals to employers and payers for use by their employees and members. These private online portals are subject to many of the same risks as WebMD Health’s public Web sites, particularly the risks relating to sourcing and providing healthcare-related content. In addition, the following risks are specific to our private online portals business:

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications
      WebMD Health Services provides private online portals to employers and payers for use by their employees and members. The period from our initial contact with a potential WebMD Health Services client and the first purchase of our solution by the client is difficult to predict. In the past, it has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by WebMD Health Services may be subject to delays due to customers’ internal procedures for approving large expenditures and other factors outside of our control. The time it takes to implement a customized private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have only limited ability to forecast the timing of revenue from new customers. This, in turn, makes it more difficult to predict quarterly financial performance.
      During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to WebMD Health Services are relatively fixed in the short-term, including personnel costs and technology and infrastructure costs. If WebMD Health Services has lower revenue than expected, we may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact on our results of operations.

We must continue to upgrade our technology infrastructure, both hardware and software, to effectively meet demand for our private online portals
      We must continue to add hardware and enhance software to accommodate increased usage of our private online portals. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our private online portals is difficult to forecast. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.

If the systems WebMD Health Services uses to provide private online portals experience security breaches or are otherwise perceived to be insecure, its business could suffer
      We retain and transmit confidential information, including health records of individuals, in WebMD Health Services’ processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A significant security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

We could be subject to breach of warranty or other claims if our private online portals or the software and systems we use to provide them contain errors or experience failures
      Our private online portals are made available by employers and payers to their employees and members in order to provide assistance in making informed benefit, provider and treatment choices. Undetected errors in the software and systems we use to provide these private online portals to clients could cause serious problems for our clients and their employees and members. If problems occur, our clients may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards or do not meet the expectations that our clients have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found.
      We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our services, including unrelated services.

Risks Applicable to Our Use of the Internet
      Most of WebMD Health’s services are provided through the Internet. In addition, WebMD Business Services and WebMD Practice Services provide some Internet-based services and use the Internet to receive some data from customers. The following risks apply to our use of the Internet in our businesses:

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

Delivery of web-based services requires uninterrupted communications and computer service from third-party service providers and our own systems
      Our web-based services, including WebMD Health’s public Web sites and private online portals, are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on internal systems as well as communications and hosting services provided by third parties. We do not maintain redundant systems or facilities for some of these services. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.
      We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with clients, customers, advertisers and sponsors. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or to provide for costs associated with business interruptions.

Implementation of changes in hardware and software platforms used to deliver our Web-based services may result in performance problems
      From time to time, we implement changes to the hardware and software platforms we use for providing Web-based services, including those that WebMD Health uses to create and deliver our public Web sites and private online portals. During and after the implementation of those changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. Any significant interruption in our ability to operate our Web-based services, including WebMD Health’s public Web sites and private online portals, could have an adverse effect on our relationship with users, clients and sponsors and, as a result, on our financial results.

Government regulation of the Internet could adversely affect our business
      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” above.

Other Risks Applicable to WebMD Health

WebMD Health’s primary businesses are difficult to evaluate because they have a limited operating history
      WebMD Health’s primary businesses have a limited operating history and participate in relatively new and rapidly evolving markets. As a result, each of these businesses has undergone significant changes during its short history and is continuing to change. We cannot assure you that the business strategies WebMD Health currently relies on will be successful in the long term.
      Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. There can be no assurance that WebMD Health’s services, even if demand from users exists, will continue to be profitable for us to provide.

Third parties may bring claims against us as a result of content we provide, which may be expensive and time consuming to defend
      Consumers access health-related information on our public Web sites and through our private online portals, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content contains inaccuracies, it is possible that consumers or other third parties may seek to sue us for various causes of action. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, there can be no assurance that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing WebMD as trustworthy and dependable sources of healthcare information. Allegations of impropriety, even if unfounded, could therefore harm our reputation and business.
      We could also be subject to third-party claims based on the nature and content of information supplied to us by third parties. We seek to protect WebMD from liability for acts or omissions by our content providers by including customary indemnification provisions in our contracts. However, we cannot provide assurance that any such indemnification will be sufficient to protect against third party claims.

We face potential liability related to the privacy and security of personal information we collect on our Web sites
      Internet user privacy has become a controversial issue both in the United States and abroad. We have privacy policies posted on our public Web sites and our private online portals that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our public Web sites and our licensed online services and could harm our business. Further, we can give no assurance that the privacy policies and other statements on our Web sites, or our practices, will be found sufficient to protect us from liability or adverse publicity in this area.

Third parties may challenge the enforceability of our online agreements
      The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public Web sites are unenforceable. A finding by a court that these agreements are invalid could harm our business and require costly changes to our business.

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

Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets or result in the development of technology solutions that compete with ours
      There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare, including in the physician’s office, as a means of improving care and reducing costs. For example, the Department of Health and Human Services issued a report during 2004 entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care.” At WebMD, an important part of our mission has been fostering adoption of information technology and electronic communications in healthcare. Accordingly, we welcome governmental and private initiatives designed to achieve the same goals. However, these initiatives may encourage more companies to enter our markets or result in the development of technology solutions that compete with ours. The effect that these initiatives may have on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies
      The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the key risks we face from healthcare regulation are as follows:

•	because we are in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for WebMD Business Services and WebMD Practice Services and, to a lesser extent, WebMD Health;

•	because our WebMD Health business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas by the Federal Drug Administration or the Federal Trade Commission could make it more difficult for us to contract for sponsorships and advertising;

•	because we sell items and services to healthcare providers and physicians, our sales and promotional practices must comply with federal and state anti-kickback laws;

•	our healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws; and

•	in providing health information to consumers, we must comply with corporate practice of medicine rules and not offer professional medical advice, diagnosis or treatment.
For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” above.

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

Porex may not be able to keep third parties from using technology it has developed
      Porex uses proprietary technology for manufacturing its porous plastics products and its success is dependent, to a significant extent, on its ability to protect the proprietary and confidential aspects of its technology. Although Porex owns certain patents, it relies primarily on non-patented proprietary manufacturing processes. To protect its proprietary processes, Porex relies on a combination of trade secret laws, license agreements, nondisclosure and other contractual provisions and technical measures, including designing and manufacturing its porous molding equipment and most of its molds in-house. Trade secret laws do not afford the statutory exclusivity possible for patented processes. There can be no assurance that the legal protections afforded to Porex or the steps taken by Porex will be adequate to prevent misappropriation of its technology. In addition, these protections do not prevent independent third-party development of competitive products or services.

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

Economic, political and other risks associated with Porex’s international sales and geographically diverse operations could adversely affect Porex’s operations and financial results
      Since Porex sells its products worldwide, its business is subject to risks associated with doing business internationally. In addition, Porex has manufacturing facilities in the United Kingdom, Germany and

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

Risks Applicable to Our Entire Company

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations
      The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to WebMD as of the date of this Annual Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, WebMD understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations. For additional information, see “Legal Proceedings” above.
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

We have incurred and may continue to incur losses
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception and, as of December 31, 2004, we had an accumulated deficit of approximately $10.2 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” above.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders
      Our company has been built, in part, through a series of acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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
      Although our management attempts to evaluate the risks inherent in each transaction and to value acquisition candidates appropriately, we cannot assure you that we will properly ascertain all such risks or that acquired businesses and assets will perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, that we are able to obtain from the sellers.

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

We expect that accounting for employee stock options using the fair value method will have a material impact on our consolidated results of operations and earnings per share
      In December 2004, FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. WebMD expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. See Note 1 to the Consolidated Financial Statements included in this Annual Report for more information regarding accounting for stock-based compensation plans. We cannot predict what effect the reduction in our net income may have on the market prices of WebMD’s securities.

The separation of WebMD Health from WebMD Corporation currently being considered by our Board of Directors will expose you to additional risks and those risks may outweigh the potential benefits
      As previously announced, we are continuing to pursue a plan to establish WebMD Health as a separate publicly traded company. See “Business — Recent Developments — Evaluation of WebMD Health Transaction Alternatives” above. Our Board of Directors continues to evaluate the two previously announced alternatives it has been considering:

•	a one-step split-off of WebMD Health equity through an exchange offer transaction with WebMD Corporation’s stockholders; or

•	an initial public offering of a minority interest in WebMD Health.
If a split-off transaction is completed, WebMD Health will be a new public company, initially owned by those stockholders of WebMD Corporation who choose to exchange shares of WebMD Corporation common stock in the split-off transaction. It will no longer be a part of WebMD Corporation. Holders of WebMD Corporation common stock after a split-off will continue to be subject to the risks applicable to our other segments and those risks will, inherently, be more significant to WebMD Corporation because WebMD Corporation will no longer have access to WebMD Health’s cash flows, assets or operations.
      We are not able to predict what the market prices of the two companies would be after either alternative transaction and we cannot provide assurance that either of the alternative transactions will produce any increase, for our stockholders, in the market value of their holdings. In addition, the market prices of WebMD Corporation common stock and WebMD Health common stock could be highly volatile for several months after either alternative transaction and may each continue to be more volatile than WebMD Corporation common stock would have been if a transaction had not occurred. Finally, if a decision is made not to pursue the separation of WebMD Health from WebMD Corporation or if a split-off or initial public offering cannot be successfully completed, the market price of WebMD Corporation shares may also be adversely impacted.

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
      Principal amounts expected to mature are $62.0 million, $398.7 million and $115.0 million during 2005, 2006 and 2007, respectively. These include investments totaling $432.6 million in Federal Agency Notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.
      Our convertible subordinated notes have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $2.1 million, $3.3 million and $2.5 million, in 2004, 2003 and 2002, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
      Our financial statements required by this item are contained on pages F-1 through F-49 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.
      Management’s report on internal control over financial reporting is located on page F-2 of this Annual Report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page F-4 of this Annual Report.
Item 9B.     Other Information
      None.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 16th day of March, 2005.

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

Signature	Capacity	Date

/s/ Kevin M. Cameron Kevin M. Cameron	Director; Chief Executive Officer (principal executive officer)	March 16, 2005

/s/ Andrew C. Corbin Andrew C. Corbin	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2005

/s/ Mark J. Adler Mark J. Adler, M.D.	Director	March 16, 2005

/s/ Paul A. Brooke Paul A. Brooke	Director	March 16, 2005

/s/ Neil F. Dimick Neil F. Dimick	Director	March 16, 2005

/s/ Roger C. Holstein Roger C. Holstein	Director	March 16, 2005

/s/ James V. Manning James V. Manning	Director	March 16, 2005

Signature	Capacity	Date

/s/ Herman Sarkowsky Herman Sarkowsky	Director	March 16, 2005

/s/ Joseph E. Smith Joseph E. Smith	Director	March 16, 2005

/s/ Martin J. Wygod Martin J. Wygod	Director	March 16, 2005

WebMD Corporation
Index to Consolidated Financial Statements and Supplemental Data
      The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-8
Notes to Consolidated Financial Statements	F-10
Supplemental Financial Data:
The following supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1
      All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of WebMD Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the Exchange Act) as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      WebMD’s management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2004. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2004.
      The audited consolidated financial statements of WebMD included in this Annual Report on Form 10-K (the Financial Statements) include the results of VIPS, Inc. from the date of its acquisition by WebMD on August 11, 2004. The acquisition is described in Note 2 of the Financial Statements under the caption “2004 Acquisitions” and because of its significance (within the meaning of Rule 11-01(b) of Regulation S-X) to WebMD’s consolidated financial statements, is also described in a Current Report on Form 8-K, dated August 11, 2004 and amended on October 25, 2004. However, WebMD management’s assessment of internal control over financial reporting of WebMD does not include an assessment of internal control over financial reporting of VIPS, Inc. VIPS, Inc. constituted 7.5% of total assets as of December 31, 2004 and 2.1% and (1.8)% of revenues and net income (loss), respectively, for the year then ended.
      Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on the Financial Statements included in this Annual Report on Form 10-K, has issued a report on WebMD management’s assessment of WebMD’s internal control over financial reporting. That report appears on page F-4.
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
WebMD Corporation
      We have audited the accompanying consolidated balance sheets of WebMD Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WebMD Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
WebMD Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that WebMD Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VIPS, Inc., which is included in the 2004 consolidated financial statements of WebMD Corporation from the date of its acquisition on August 11, 2004 and constituted 7.5% of total assets as of December 31, 2004 and 2.1% and (1.8)% of revenues and net income (loss), respectively, for the year then ended. Our audit of internal control over financial reporting of WebMD Corporation also did not include an evaluation of the internal control over financial reporting of VIPS, Inc.
      In our opinion, management’s assessment that WebMD Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WebMD Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of WebMD Corporation and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 16, 2005

WebMD Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$46,019	$39,648
Short-term investments	61,675	231,033
Accounts receivable, net of allowance for doubtful accounts of $13,433 in 2004 and $20,500 in 2003	214,437	181,173
Inventory	13,476	12,158
Prepaid expenses and other current assets	41,115	44,089

Total current assets	376,722	508,101
Marketable debt securities	511,864	451,290
Marketable equity securities	4,017	4,744
Property and equipment, net	89,677	77,278
Goodwill	1,010,564	844,448
Intangible assets, net	260,509	184,130
Other assets	48,871	65,315

	$2,302,224	$2,135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,366	$10,390
Accrued expenses	201,528	208,430
Deferred revenue	109,533	86,708

Total current liabilities	328,427	305,528
3 1/4% convertible subordinated notes due 2007	299,999	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	1,283	1,182
Commitments and contingencies
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2004	98,299	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 394,041,320 shares issued at December 31, 2004; 384,751,705 shares issued at December 31, 2003	39	38
Additional paid-in capital	11,776,911	11,726,734
Deferred stock compensation	(7,819)	(4,683)
Treasury stock, at cost; 80,849,495 shares at December 31, 2004; 76,576,865 shares at December 31, 2003	(379,968)	(347,858)
Accumulated deficit	(10,172,904)	(10,212,054)
Accumulated other comprehensive income	7,957	16,420

Total stockholders’ equity	1,224,216	1,178,597

	$2,302,224	$2,135,306

See accompanying notes.

WebMD Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Revenue	$1,160,351	$963,980	$871,696
Costs and expenses:
Cost of operations	666,431	564,939	509,744
Development and engineering	54,161	42,985	43,467
Sales, marketing, general and administrative	324,027	282,482	283,424
Depreciation, amortization and other	57,765	62,434	125,593
Legal expense	9,230	3,959	—
Restructuring and integration charge (benefit)	4,535	—	(5,850)
Gain on investments	457	1,659	6,547
Interest income	18,717	22,901	19,590
Interest expense	19,253	15,214	8,491
Other income, net	121	4,218	3,844

Income (loss) from continuing operations before income tax provision (benefit)	44,244	20,745	(63,192)
Income tax provision (benefit)	4,910	4,140	(10,079)

Income (loss) from continuing operations	39,334	16,605	(53,113)
Income (loss) from discontinued operations, net of income taxes	—	(33,611)	3,411

Net income (loss)	$39,334	$(17,006)	$(49,702)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)
Income (loss) from discontinued operations	—	(0.11)	0.01

Net income (loss)	$0.12	$(0.06)	$(0.16)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)
Income (loss) from discontinued operations	—	(0.10)	0.01

Net income (loss)	$0.12	$(0.05)	$(0.16)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	320,080	304,858	304,168

Diluted	333,343	325,811	304,168

See accompanying notes.

WebMD Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Stockholders’ Equity

								Accumulated
	Common Stock		Additional	Deferred	Treasury Stock			Other	Total
			Paid-In	Stock			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Income	Equity

Balances at December 31, 2001	366,956,160	$37	$11,652,743	$(42,173)	56,091,935	$(222,582)	$(10,145,346)	$12,833	$1,255,512
Net loss	—	—	—	—	—	—	(49,702)	—	(49,702)
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(3,640)	(3,640)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,523	2,523

Comprehensive loss	—	—	—	—	—	—	—	—	(50,819)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	7,704,904	—	28,774	—	—	—	—	—	28,774
Issuance, net of repurchase, of warrants in connection with strategic alliances and services	—	—	29	—	—	—	—	—	29
Deferred stock compensation	—	—	2,500	(2,500)	—	—	—	—	—
Stock compensation expense	—	—	392	24,873	—	—	—	—	25,265
Purchase of treasury stock	—	—	—	—	18,162,734	(104,960)	—	—	(104,960)
Adjustment to deferred stock compensation for terminations	—	—	(1,995)	1,995	—	—	—	—	—

Balances at December 31, 2002	374,661,064	37	11,682,443	(17,805)	74,254,669	(327,542)	(10,195,048)	11,716	1,153,801
Net loss	—	—	—	—	—	—	(17,006)	—	(17,006)
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	1,419	1,419
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,285	3,285

Comprehensive loss	—	—	—	—	—	—	—	—	(12,302)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	10,090,641	1	44,718	—	—	—	—	—	44,719
Issuance of warrants in connection with strategic alliances and services	—	—	67	—	—	—	—	—	67
Deferred stock compensation	—	—	25	(25)	—	—	—	—	—
Stock compensation expense	—	—	335	12,293	—	—	—	—	12,628
Purchase of treasury stock	—	—	—	—	2,322,196	(20,316)	—	—	(20,316)
Adjustment to deferred stock compensation for terminations	—	—	(854)	854	—	—	—	—	—

Balances at December 31, 2003	384,751,705	38	11,726,734	(4,683)	76,576,865	(347,858)	(10,212,054)	16,420	1,178,597
Net income	—	—	—	—	—	—	39,334		39,334
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(10,581)	(10,581)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,118	2,118

Comprehensive income	—	—	—	—	—	—	—	—	30,871
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	9,289,615	1	38,051	—	—	—	—	—	38,052
Issuance of warrants in connection with strategic alliances and services	—	—	15	—	—	—	—	—	15
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(184)	—	(184)
Deferred stock compensation	—	—	13,001	(13,001)	—	—	—	—	—
Stock compensation expense	—	—	70	8,905	—	—	—	—	8,975
Purchase of treasury stock	—	—	—	—	4,272,630	(32,110)	—	—	(32,110)
Adjustment to deferred stock compensation for terminations	—	—	(960)	960	—	—	—	—	—

Balances at December 31, 2004	394,041,320	$39	$11,776,911	$(7,819)	80,849,495	$(379,968)	$(10,172,904)	$7,957	$1,224,216

See accompanying notes.

WebMD Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$39,334	$(17,006)	$(49,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	33,611	(3,411)
Depreciation, amortization and other	57,765	62,434	125,593
Amortization of debt issuance costs	2,975	2,246	1,109
Non-cash content and distribution services	18,826	24,298	25,706
Non-cash stock-based compensation	8,975	12,449	25,265
Bad debt expense	3,606	6,328	11,305
Gain on investments	(457)	(1,659)	(6,547)
Gain on sale of property and equipment	(121)	(3,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,477)	(813)	(13,936)
Inventory	(1,041)	(2,176)	(872)
Prepaid expenses and other, net	3,478	3,792	(3,663)
Accounts payable	5,577	(651)	(7,541)
Accrued expenses	(43,703)	(42,419)	(32,651)
Deferred revenue	15,307	(225)	12,530

Net cash provided by continuing operations	90,044	77,109	83,185
Net cash provided by discontinued operations	—	5,130	9,912

Net cash provided by operating activities	90,044	82,239	93,097
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	1,253,491	1,079,897	949,920
Proceeds from maturities and redemptions of held-to-maturity securities	—	157,919	59,095
Purchases of available-for-sale securities	(1,153,703)	(760,607)	(1,067,362)
Purchases of held-to-maturity securities	—	(590,113)	(300,970)
Purchases of property and equipment	(38,800)	(18,385)	(26,267)
Proceeds received from sale of discontinued operations	—	46,500	—
Proceeds received from sale of property and equipment	417	9,779	—
Other changes in equity of discontinued operations	—	1,754	10,369
Cash paid in business combinations, net of cash acquired	(249,557)	(400,491)	(33,471)

Net cash used in continuing operations	(188,152)	(473,747)	(408,686)
Net cash used in discontinued operations	—	(2,529)	(12,577)

Net cash used in investing activities	(188,152)	(476,276)	(421,263)

	Years Ended December 31,

	2004	2003	2002

Cash flows from financing activities:
Proceeds from issuance of common stock	38,052	44,719	28,765
Purchase of treasury stock	(32,110)	(20,316)	(104,960)
Payment of notes payable and other	(602)	(361)	(2,904)
Net proceeds from issuance of convertible debt	—	339,125	292,000
Net proceeds from issuance of convertible redeemable exchangeable preferred stock	98,115	—	—
Redemption of Series B Preferred Stock	—	—	(10,000)

Net cash provided by continuing operations	103,455	363,167	202,901
Net cash used in discontinued operations	—	(6,546)	(1,150)

Net cash provided by financing activities	103,455	356,621	201,751
Effect of exchange rates on cash	1,024	1,423	1,083

Net increase (decrease) in cash and cash equivalents	6,371	(35,993)	(125,332)
Changes in cash attributable to discontinued operations	—	3,945	3,815
Cash and cash equivalents at beginning of year	39,648	71,696	193,213

Cash and cash equivalents at end of year	$46,019	$39,648	$71,696

See accompanying notes.

WebMD Corporation
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except share and per share data)

1.	Summary of Significant Accounting Policies
Basis of Presentation
      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. The Company changed its name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. The Company’s common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. The accompanying consolidated financial statements include the consolidated accounts of WebMD Corporation and its subsidiaries (the “Company”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States (“GAAP”). As described in Note 5, on August 1, 2003 the Company completed the sale of two operating units of its Porex segment. Accordingly, the results of these two operating units, including the loss related to the divestitures, have been presented as discontinued operations in the accompanying consolidated financial statements.
Business
      The Company has aligned its business into four operating segments as follows:

•	WebMD Business Services. Through WebMD Business Services, the Company provides healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. The Company transmits transactions electronically between healthcare payers and providers and provides healthcare payers with transaction processing technology, decision support and data warehousing solutions, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. The Company also provides automated patient billing services to healthcare providers, including statement printing and mailing services.

•	WebMD Practice Services. Through WebMD Practice Services, the Company develops and markets information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy and WebMD Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD Health. Through WebMD Health, the Company provides health information, health and benefit decision-support tools, continuing medical education (“CME”) services, and interactive communications services through its public online portals for consumers and physicians, through syndication and distribution relationships, through customized private online portals for employers and payers and, to a lesser extent, through offline publishing services. WebMD Health’s public portals sell advertising and sponsorship programs to companies interested in reaching consumers and physicians online, including pharmaceutical, biotech, medical device and consumer products companies.

•	Porex. The Company develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations for companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Marketable Securities
      The Company classifies its investments in marketable securities as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classifications at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities that the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in the accompanying consolidated statements of operations, and unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities is based on the specific identification method. As of December 31, 2004 and 2003, all marketable securities were classified as available-for-sale.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Allowance for Doubtful Accounts
      The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.
Inventory
      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following:

	December 31,

	2004	2003

Raw materials and supplies	$3,925	$3,142
Work-in-process	1,335	1,394
Finished goods and other	8,216	7,622

	$13,476	$12,158

Long-Lived Assets
     Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Buildings	Up to 40 years
Office equipment, furniture and fixtures	3 to 7 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term
      Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

Goodwill and Intangible Assets
      Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill is subject to impairment by applying a fair value based test. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Customer lists	3 to 15 years
Trade names	1 to 10 years
Technology and patents	3 to 40 years
Non-compete agreements and other	3 to 5 years

Recoverability
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company reviews the carrying value of goodwill and

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
intangible assets with indefinite lives annually. The Company measures impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS No. 142, which defines a reporting unit as an operating segment or one level below an operating segment. Goodwill is assigned to individual reporting units based on their relative fair values.
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

Internal Use Software
      The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are amortized over a three-year period.
Restricted Cash
      The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2004 and 2003, the total restricted cash was $15,463 and $12,939, respectively, and is included in other assets in the accompanying consolidated balance sheets.
Deferred Charges
      Other assets includes costs associated with the issuance of the convertible subordinated notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the lives of the related notes. The Company capitalized $10,354 of issuance costs in connection with the issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023 and $7,654 of issuance costs in connection with the issuance of the $300,000 3 1/4% Convertible Subordinated Notes due 2007. As of December 31, 2004 and 2003, the total unamortized issuance costs for both convertible subordinated notes were $11,678 and $15,520, respectively.
Revenue Recognition
      Revenue is derived from the Company’s WebMD Business Services, WebMD Practice Services, WebMD Health and Porex segments.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      Through WebMD Business Services, the Company generates revenue by selling transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. The Company also generates revenue by selling its patient statement and paid-claims communication services, typically on a per statement or per communication basis. Additionally, the Company generates revenue by licensing decision support software and providing related support and maintenance for that decision support software, and by providing information technology consulting services to payers, including governmental payers. The Company charges healthcare payers annual license fees, which are based on the number of covered members, for use of its software and provides business and information technology consulting services to them on a time and materials basis. The consulting services the Company provides to certain governmental agencies are typically billed on a cost-plus fee structure.
      Revenue for transaction services, patient statement and paid-claims communication services is recognized as the services are provided. Decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.
      Through WebMD Practice Services, the Company licenses The Medical Manager and Intergy practice management systems and Intergy EHR electronic medical records system. The Company’s practice management systems are sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. The Company also charges healthcare providers fees for transmitting, through WebMD Network Services, transactions to payers and billing statements to patients. Revenue is recognized from these fees, which are generally paid on a per transaction or monthly basis, when the services are provided.
      Software revenue is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all the delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately.
      The vast majority of the Company’s practice management and medical records systems include support and maintenance agreements of the underlying software and hardware. These arrangements provide customers with rights to unspecified software product upgrades released during the term of the support period, as well as Internet and telephone access to technical support personnel. Revenue from support and maintenance agreements is recognized ratably over the term of the arrangement, typically one year or less. Additionally, many of the Company’s software arrangements include implementation and training services. Revenues from these services are accounted for separately from the software revenue, as they are not essential to the functionality of any other element of the software arrangement, and are generally recognized as the services are performed.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      Through WebMD Health, the Company provides health information, health and benefit decision-support tools, continuing medical education (“CME”) services, and interactive communications services through its public online portals for consumers and physicians, through syndication and distribution relationships, through customized private online portals for employers and payers and, to a lesser extent, through offline publishing. In addition, the Company licenses private online portals to employers and healthcare payers that provide online health and wellness content and health and benefit management tools for their employees and members. The Company generates revenue from advertising, sponsorship, content syndication and distribution and licenses of private online portals. Revenue from advertising is recognized as advertisements are delivered. Revenue from sponsorship arrangements and licenses of private online portals are recognized ratably over the term of the applicable agreement. Revenue from CME arrangements is recognized over the period the Company satisfies the minimum credit hour requirements of the applicable agreements. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes the Company’s Internet-based services or purchases goods or services through the Company’s Web site or co-branded Web site with one of its strategic partners. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.
      Through Porex, the Company develops, manufactures and distributes porous plastic products and components. For standard products, revenue is recognized upon shipment of product, net of sales returns and allowances, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recorded when persuasive evidence of an arrangement exists, delivery has occurred and all significant obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance.
      Cash receipts or billings in advance of revenue recognition are recorded as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue is reversed at the time revenue is recognized.
Advertising Costs
      Advertising costs are generally expensed as incurred and included in sales, marketing, general and administrative expense in the accompanying consolidated statements of operations. Advertising expense totaled $32,699, $36,451 and $36,094 in 2004, 2003 and 2002, respectively. Included in advertising expense were non-cash advertising costs of $17,925, $21,942 and $20,941 in 2004, 2003 and 2002, respectively. These non-cash advertising costs resulted from the issuance of the Company’s equity securities in connection with past advertising agreements with certain service providers. The values of the equity securities issued were capitalized and are being amortized as the advertisements are broadcast or over the term of the underlying agreement. As of December 31, 2004 and 2003, the current portion of unamortized prepaid advertising costs was $10,630 and $17,637, respectively, and is included in prepaid expenses and other current assets. As of December 31, 2004 and 2003, the long-term portion of unamortized prepaid advertising costs was $19,958 and $31,967, respectively, and is included in other assets.
Foreign Currency
      The financial statements and transactions of the Company’s foreign facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) and were not material in any of the periods presented.
Concentration of Credit Risk
      None of the Company’s customers individually accounted for more than 10% of the Company’s consolidated revenues in 2004, 2003 or 2002.
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
Income Taxes and Tax Contingencies
      Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. Tax contingencies are recorded to address potential exposures involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions.
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

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$39,334	$(17,006)	$(49,702)
Add: Stock-based employee compensation expense included in reported net income (loss) (including stock-based employee compensation expense related to discontinued operations)	8,975	12,628	25,265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(67,569)	(76,483)	(119,670)

Pro forma net loss	$(19,260)	$(80,861)	$(144,107)

Net income (loss) per common share:
Basic — as reported	$0.12	$(0.06)	$(0.16)

Diluted — as reported	$0.12	$(0.05)	$(0.16)

Basic and Diluted — pro forma	$(0.06)	$(0.27)	$(0.47)

      The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 14 for assumptions used in computing the fair value amounts above.
Net Income (Loss) Per Common Share
      Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the assumed conversion of the Convertible Redeemable Exchangeable Preferred Stock. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
outstanding during the period, increased to give effect to potentially dilutive securities. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Years Ended December 31,

	2004	2003	2002

Numerator:
Income (loss) from continuing operations	$39,334	$16,605	$(53,113)
Income (loss) from discontinued operations	—	(33,611)	3,411

Net income (loss)	$39,334	$(17,006)	$(49,702)

Denominator:
Common stock	311,721	304,858	304,168
Convertible redeemable exchangeable preferred stock	8,359	—	—

Weighted-average shares — Basic	320,080	304,858	304,168
Employee stock options, restricted stock and warrants	13,263	20,953	—

Adjusted weighted-average shares after assumed conversions — Diluted	333,343	325,811	304,168

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)
Income (loss) from discontinued operations	—	(0.11)	0.01

Net income (loss)	$0.12	$(0.06)	$(0.16)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.05	$(0.17)
Income (loss) from discontinued operations	—	(0.10)	0.01

Net income (loss)	$0.12	$(0.05)	$(0.16)

      The Company has excluded convertible subordinated notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income (loss) per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Years Ended December 31,

	2004	2003	2002

Options and warrants	83,986	82,267	136,147
Convertible notes	55,129	55,129	32,387

	139,115	137,396	168,534

Recent Accounting Pronouncements
      In December 2004, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 requires that an entity include the effect of contingently convertible instruments in diluted earnings per share regardless of whether any contingent features of those instruments have been met. In addition,

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
EITF 04-08 requires retroactive restatement of previously reported diluted shares. While the Company’s 1.75% Convertible Subordinated Notes include a contingent conversion feature, the adoption of EITF 04-08 did not have an impact on diluted earnings per share, as these instruments were anti-dilutive for all periods presented.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial position or results of operations.
      In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF No. 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and those applicable have been included in Note 16. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.
Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash and cash equivalents. As of December 31, 2004, the Company held $6,000 of investments in auction rate securities that are classified as short-term investments. The Company reclassified $23,650 and $103,900 of investments in auction rate securities that were previously included in cash and cash equivalents to short-term investments as of December 31, 2003 and 2002, respectively. The Company has included purchases and sales of auction rate securities in the accompanying consolidated statements of cash flows as a component of its investing

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
activities. This reclassification had no impact on the Company’s results of operations, cash flow from operating activities, or changes in its stockholders’ equity.

2.	Business Combinations
2004 Acquisitions
      On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held company that provides online healthcare content for consumers. The total purchase consideration of MedicineNet was approximately $17,034 comprised of $16,394 in cash, net of the cash acquired, $338 to be paid in 2005 and $302 of estimated acquisition costs. Additionally, the Company agreed to pay up to $15,000 beginning in April 2006 if certain milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $10,484 and an intangible asset subject to amortization of $5,645 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of three years. The results of operations of MedicineNet will be included in the WebMD Health segment. The results of operations of MedicineNet from the closing date of the acquisition through December 31, 2004 were not material.
      During October 2004, the Company acquired Esters Filtertechnik GmbH (“Esters”), a privately held distributor of porous plastic products and components. The total purchase consideration of Esters was approximately $3,333 comprised of $3,160 in cash, net of the cash acquired, and $173 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $1,798 and an intangible asset subject to amortization of $1,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is customer relationships with an estimated useful life of eleven years. The results of operations of Esters have been included in the financial statements of the Company from the closing date of the acquisition and are included in the Porex segment.
      On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held partnership that operates a drug index Web site that provides health related information to consumers and healthcare professionals. The total purchase consideration was approximately $5,455 comprised of $4,500 in cash, $500 to be paid in 2006 and $455 of estimated acquisition costs. Additionally, the Company agreed to pay up to an additional $5,000 beginning in February 2006 if certain milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $4,458 and an intangible asset subject to amortization of $1,015 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD Health segment.
      On August 11, 2004, the Company completed its acquisition of VIPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approxi-

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
mately $166,608 comprised of $165,208 in cash, net of the cash acquired, and $1,400 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $71,449 and intangible assets subject to amortization of $84,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $38,800 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $34,800 relating to acquired technology with estimated useful lives of five years and $10,400 relating to a trade name with an estimated useful life of ten years. The results of operations of ViPS have been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and are included in the WebMD Business Services segment.
      On July 15, 2004, the Company acquired the assets of Epor, Inc. (“Epor”), a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547 comprised of $2,000 in cash, $490 to be paid over five years and $57 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $2,324 and an intangible asset subject to amortization of $200 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is a non-compete agreement with an estimated useful life of five years. The results of operations of Epor have been included in the financial statements of the Company from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.
      On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $39,035 in cash, net of the cash acquired, $583 of estimated acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $28,380 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated useful life of five years. The results of operations of Dakota have been included in the financial statements of the Company from April 30, 2004, the closing date of the acquisition, and are included in the WebMD Business Services segment.
      In 2004, the Company acquired one practice services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company meets certain financial milestones. In connection with the preliminary allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date and are included in the WebMD Practice Services segment.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
2003 Acquisitions
      On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration was $268,428, comprised of $266,457 in cash, net of the cash acquired, and $1,971 of acquisition costs, for all of the outstanding capital stock of Medifax. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $178,148 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a trade name with an estimated useful life of one year. The results of operations of Medifax from the closing date of the acquisition to December 31, 2003 were not material, thus the results of operations of Medifax have been included in the financial statements of the Company from January 1, 2004, and are included in the WebMD Business Services segment.
      On September 25, 2003, the Company completed its acquisition of a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,583 in cash, net of the cash acquired, and $70 of acquisition costs for all of the outstanding capital stock of the acquired company and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with initial allocation of the purchase price, goodwill of $3,482 and an intangible asset subject to amortization of $2,392 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is acquired technology with an estimated useful life of five years. The results of operations of the acquired company have been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and are included in the WebMD Business Services segment.
      On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $112,651, comprised of $108,128 in cash, net of the cash acquired, and $4,523 of acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company agreed to pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
exceeds certain price levels at the time of payment. In April 2004, the Company paid $17,455 in cash as a result of the achievement of certain financial milestones. In addition, the Company accrued $43,500 as of December 31, 2004 for an expected cash payment during 2005 related to ABF’s achievement of certain financial milestones during 2004. The payment and accrual resulted in increases in goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $61,128 and intangible assets subject to amortization of $47,000 were recorded. The Company expects that substantially all of the goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of ABF have been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and are included in the WebMD Business Services segment.
      On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company that maintains a database containing practice information for over 380,000 physicians, and publishes a pocket-sized reference book containing physician information. The total purchase consideration for LBB was approximately $10,061, comprised of $9,926 in cash, net of the cash acquired, and acquisition costs of $135. Additionally, the Company agreed to pay up to $2,500 if LBB meets certain financial milestones during the years ending December 31, 2003 and 2004. In April 2004, the Company paid $1,500 in cash as a result of the achievement of certain financial milestones. The payment resulted in an increase in goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $8,545 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of LBB have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the WebMD Health segment.
      On April 30, 2003, the Company acquired the assets and assumed certain liabilities of a company which provides healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and acquisition costs of $52. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset represents customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the WebMD Health segment.
      In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,175, which was paid in cash, net of the cash acquired. Additionally, the Company will pay up to $675 beginning in 2004 if certain of the acquired companies meet specified financial milestones. During 2004, the Company paid $155 in cash as a result of the achievement of certain financial milestones. These payments resulted in an increase in goodwill. These acquisitions were accounted for using the purchase

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the initial allocation of the purchase prices, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the WebMD Practice Services segment.
2002 Acquisitions
      On October 31, 2002, the Company acquired WellMed, Inc. (“WellMed”), which develops and markets healthcare information technology applications, including online healthcare decision support and health management tools for use by consumers. The total purchase consideration for WellMed was approximately $19,031, comprised of $18,781 in cash and acquisition costs of $250. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $18,380 and an intangible asset subject to amortization of $2,700 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of acquired unpatented technology and has a useful life of three years. The results of operations of WellMed have been included in the financial statements of the Company from October 31, 2002, the closing date of the acquisition, and are included in the WebMD Health segment.
      In 2002, the Company acquired 21 practice services companies for a total cost of $14,400, which was paid in cash. These acquisitions were accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $11,784 and intangible assets subject to amortization of $4,049 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $1,281 related to non-compete agreements with estimated useful lives of one to five years and $2,768 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the WebMD Practice Services segment.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003 gives effect to the acquisitions of ABF, Medifax and ViPS, including the amortization of intangible assets, as if they had occurred on January 1, 2003. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2004 and 2003 have been excluded as the pro forma impact of such acquisitions was not significant to any of the periods presented.

	Years Ended December 31,

	2004	2003

Revenue	$1,199,689	$1,125,138
Income from continuing operations	$40,964	$30,457
Net income (loss)	$40,964	$(3,154)
Basic income (loss) per common share:
Income from continuing operations	$0.13	$0.10
Net income (loss)	$0.13	$(0.01)
Diluted income (loss) per common share:
Income from continuing operations	$0.12	$0.09
Net income (loss)	$0.12	$(0.01)

3.	Significant Transactions
America Online, Inc.
      In May 2001, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. In connection with the strategic alliance, the Company issued to Time Warner a warrant to purchase 2,408,908 shares of the Company’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and was amortized through May 2004, the original term of the strategic alliance, as a non-cash distribution expense included in sales, marketing, general and administrative expense.
      The original term of the agreement was three years expiring May 2004. The Company had the right to extend the original agreement for an additional three-year term if the Company’s revenue share did not exceed certain thresholds during the original three-year term. These thresholds were not met and the Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company’s revenue share will be subject to a minimum annual guarantee. Included in the accompanying consolidated statement of operations for the year ended December 31, 2004 is revenue of $3,679 related to such guarantee.
News Corporation
      In connection with the strategic relationship with News Corporation entered into in 2000 and amended in 2001, the Company receives $205,000 of domestic media services from News Corporation over ten years expiring in 2010 and the Company licensed its content to News Corporation for use across News

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year. The remaining portion of the domestic media services is included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets.
Microsoft
      In connection with a strategic relationship with Microsoft entered into in 2000 and amended in 2001, the Company programmed the majority of the MSN health channel, and the Company and MSN shared revenues derived from advertising, sponsorship and e-commerce on the MSN health channel site, with the Company receiving 100% of revenues up to an agreed upon annual threshold (or until an agreed upon maximum for the contract period was reached) and 60% thereafter. This agreement expired on December 31, 2004.

4.	Restructuring and Integration Charges
      After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating the Company’s operational infrastructure into a common platform. The Company’s restructuring and integration efforts continued in 2001, which included eliminating functions resulting from the Company’s acquisition of Medscape and restructuring certain strategic relationships the Company had with third parties. During 2002, the Company recorded a benefit of $5,850 relating to its restructuring and integration activity resulting from the settlements of certain contractual obligations. During 2003 and 2002, the Company made cash payments of $7,620 and $4,968, respectively, related to its 2000 and 2001 restructuring plans, primarily related to lease payments of previously vacated facilities.
      In 2004, the Company recorded an incremental restructuring charge, with respect to the 2000 restructuring plan, of $4,535 in connection with the settlement of a lawsuit against the landlord of a property that the Company leased in 2000, but never occupied, for its then Santa Clara, California operations. The remainder of the settlement cost was previously expensed as part of the 2000 restructuring plan. Under the terms of the settlement, the original lease was terminated and the Company made payments of approximately $24,409. In addition during 2004, the Company made cash payments of $4,618 related to its remaining 2000 and 2001 restructuring plans.
      As of December 31, 2004, the Company’s remaining obligations related to its 2000 and 2001 restructuring plans were not material to the Company’s financial position and have been included in accrued expenses in the accompanying consolidated balance sheets.

5.	Discontinued Operations
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

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
discontinued operations in the accompanying consolidated statements of operations. Summarized operating results for the discontinued units through August 1, 2003 were as follows:

	For the Period
	January 1, 2003	For the Year
	through	Ended
	August 1, 2003	December 31, 2002

Revenue	$31,004	$54,181

Income (loss) from operations	$(30,120)	$3,411
Loss on disposal	(3,491)	—

Income (loss) from discontinued operations, net of income taxes	$(33,611)	$3,411

6.	Convertible Redeemable Exchangeable Preferred Stock
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
      The Preferred Stock has a liquidation preference of $100,000 in the aggregate and is convertible into 10,638,297 shares of the Company’s common stock in the aggregate, representing a conversion price of $9.40 per share of common stock. The Company may not redeem the Preferred Stock prior to March 2007. Thereafter, the Company may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by the Company prior to March 2008 shall be subject to the condition that the average closing sale prices of the Company’s common stock is at least $13.16 per share, subject to adjustment. The Company is required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to the liquidation preference of the Preferred Stock, payable in cash or, at the Company’s option, in shares of the Company’s common stock. If the Company’s common stock is used to redeem the Preferred Stock, the number of shares to be issued will be determined by valuing the common stock at 90% of its closing price during the 15 trading days preceding redemption.
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

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
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
      The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are amortized to accretion of convertible redeemable exchangeable preferred stock in the accompanying consolidated statements of stockholders’ equity, using the effective interest method over the period from issuance through March 19, 2012. During 2004, $184 was recorded to accretion of convertible redeemable exchangeable preferred stock.

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

$300,000 3 1/4% Convertible Subordinated Notes due 2007
      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of December 31, 2004, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock. The 3 1/4% Notes are redeemable at the

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
Company’s option, at any time on or after April 5, 2005. The redemption price, as a percentage of the principal amount, is 101.3% beginning April 5, 2005 and 100.65% beginning April 1, 2006.

8.	Segment Information
      Segment information has been prepared in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of WebMD Business Services products into the WebMD Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain on investments, other income, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Years Ended December 31,

	2004	2003	2002

Revenues
WebMD Business Services	$686,585	$505,729	$466,810
WebMD Practice Services	296,115	302,640	275,306
WebMD Health	134,317	110,665	84,296
Porex	77,099	71,940	65,811
Inter-segment eliminations	(33,765)	(26,994)	(20,527)

	$1,160,351	$963,980	$871,696

Income (loss) before restructuring, taxes, non-cash and other items
WebMD Business Services	$131,834	$94,218	$85,154
WebMD Practice Services	14,533	20,924	26,685
WebMD Health	32,898	24,898	5,574
Porex	22,650	20,532	19,891
Corporate	(58,382)	(50,251)	(51,272)
Interest income	18,717	22,901	19,590
Interest expense	(19,253)	(15,214)	(8,491)

	142,997	118,008	97,131
Restructuring, taxes, non-cash and other items
Depreciation, amortization and other	(57,765)	(62,434)	(125,593)
Non-cash content and distribution services and stock compensation	(27,801)	(36,747)	(50,971)
Restructuring and integration (charge) benefit	(4,535)	—	5,850
Legal expense	(9,230)	(3,959)	—
Gain on investments	457	1,659	6,547
Other income, net	121	4,218	3,844
Income tax (provision) benefit	(4,910)	(4,140)	10,079

Income (loss) from continuing operations	39,334	16,605	(53,113)
Income (loss) from discontinued operations	—	(33,611)	3,411

Net income (loss)	$39,334	$(17,006)	$(49,702)

      The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented.
      Revenues generated from foreign customers of the continuing operations of the Company’s Porex segment were $33,315, $31,320 and $26,674 in 2004, 2003 and 2002, respectively. Long-lived assets based in foreign facilities were $19,020 and $13,798 as of December 31, 2004 and 2003, respectively.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)

9.	Long-Lived Assets

Property and Equipment
      Property and equipment consist of the following:

	December 31,

	2004	2003

Computer equipment	$62,106	$52,968
Land and buildings	17,847	17,136
Office equipment, furniture and fixtures	45,695	38,612
Software	35,195	27,219
Leasehold improvements	9,727	9,050
Construction in process	11,848	3,819

	182,418	148,804
Less: accumulated depreciation	(92,741)	(71,526)

Property and equipment, net	$89,677	$77,278

      Depreciation expense was $28,895, $25,926 and $23,255 in 2004, 2003 and 2002, respectively.

Goodwill and Intangible Assets
      Effective July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, respectively. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002, or in connection with the annual impairment tests that were performed during the quarters ended December 31, 2004, 2003 and 2002.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      The changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2003 were as follows:

	WebMD	WebMD
	Business	Practice	WebMD
	Services	Services	Health	Porex	Total

Balance as of January 1, 2003	$341,967	$182,085	$23,705	$38,286	$586,043
Goodwill recorded during the period	244,021	1,469	12,731	—	258,221
Adjustments to finalize purchase price allocations	—	(745)	407	—	(338)
Effects of exchange rates	—	—	—	522	522

Balance as of January 1, 2004	585,988	182,809	36,843	38,808	844,448
Acquisitions during the period	99,829	—	14,942	4,122	118,893
Contingent consideration payments for prior period acquisitions	60,955	155	1,500	—	62,610
Tax reversals(a)	(7,141)	(7,321)	—	—	(14,462)
Adjustments to finalize purchase price allocations	(1,263)	—	(116)	—	(1,379)
Effects of exchange rates	—	—	—	454	454

Balance as of December 31, 2004	$738,368	$175,643	$53,169	$43,384	$1,010,564

(a)	During the fourth quarter of 2004, in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company reduced goodwill and accrued liabilities by $7,141 and $7,321 for the WebMD Business Services and WebMD Practice Services segments, respectively. The reduction related to the favorable resolution of estimated tax liabilities established in connection with the 2000 acquisitions of Envoy and Medical Manager.
Intangible assets subject to amortization consist of the following:

	December 31, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$369,704	$(217,874)	$151,830	$325,160	$(206,163)	$118,997
Technology and patents	234,722	(155,687)	79,035	191,318	(146,905)	44,413
Trade names	40,716	(26,923)	13,793	30,316	(19,756)	10,560
Non-compete agreements and other	17,920	(2,069)	15,851	11,019	(859)	10,160

Total	$663,062	$(402,553)	$260,509	$557,813	$(373,683)	$184,130

      Amortization expense was $28,870, $35,763 and $102,338 in 2004, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31,
2005	$33,617
2006	30,668
2007	29,856
2008	27,489
2009	20,769
Thereafter	118,110

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)

10.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2004	2003

Accrued outside services	$13,142	$17,855
Accrued restructuring costs	1,423	25,915
Accrued acquisition contingent consideration	43,500	—
Accrued compensation	40,001	37,344
Accrued customer deposits	19,804	16,539
Accrued income, sales and other taxes	27,770	51,781
Other accrued liabilities	55,888	58,996

Total accrued expenses	$201,528	$208,430

11.	Commitments and Contingencies
Legal Proceedings

Investigations by United States Attorney for the District of South Carolina and the SEC
      As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of the Company, which the Company first learned about on September 3, 2003. On that date, Federal Bureau of Investigation and Internal Revenue Service agents executed search warrants at the Company’s corporate headquarters in Elmwood Park, New Jersey and the offices of Medical Manager Health Systems, currently known as WebMD Practice Services, Inc. (a subsidiary of WebMD Corporation), in Tampa, Florida and Alachua, Florida and delivered subpoenas for documents and financial records. Based on the information available to the Company, the Company believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD Corporation (by its merger into WebMD Corporation in September 2000), and our WebMD Practice Services subsidiary; however, the Company cannot be sure of the investigation’s exact scope or how long it will continue. Included among the materials removed or subject to subpoena are records relating to a $5.5 million restatement of revenue by Medical Manager Corporation in August 1999 and to acquisitions by the Company’s WebMD Practice Services subsidiary of other companies, most of which were dealers of Medical Manager products and services.
      In connection with this matter, the Company has uncovered evidence that, prior to Medical Manager’s acquisition by WebMD Corporation in September 2000, Medical Manager’s dealer acquisition program was improperly used to artificially inflate the revenue, earnings and goodwill of Medical Manager. Also, as the Company has stated in the past, the Company has evidence of kickback payments by former dealers to certain former employees of Medical Manager who were responsible for the acquisition program. The Company has commenced lawsuits against two of those former employees. These kickback payments appear to have continued until sometime in 2002.
      It is our understanding that the investigation by the U.S. Attorney’s Office also relates to allegations of improper revenue recognition practices in connection with system sales in the Medical Manager business. The Company has identified evidence that some employees had in the past engaged in practices to improperly recognize revenue in connection with system sales.
      The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of WebMD Practice Services, Inc. have each agreed to plead guilty to one count

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
of mail fraud and that one such employee has also agreed to plead guilty to one count of tax evasion for acts committed while they were employed by WebMD Practice Services, Inc. and its predecessor. The three former employees include a Vice President of WebMD Practice Services responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at WebMD Practice Services until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager until the termination of his services in 2002.
      According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other as yet unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of WebMD Practice Services, Inc., when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of WebMD Corporation in September 2000. Medical Manager Corporation ceased being a separate public company on September 12, 2000 and filed its last quarterly report with the Securities and Exchange Commission for the quarter ended March 31, 2000.
      To date, in light of the information obtained by the Company, including that contained in the court documents filed by the United States Attorney in South Carolina, the Company has not uncovered information that it believes would require a restatement for any of the years covered by its financial statements. In addition, the Company believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of the Company to the extent required.
      The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager acquired companies; causing companies acquired by Medical Manager to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager’s quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager to enter into sham purchases of software from Medical Manager in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager and its parents; and causing Medical Manager to book and record sales and training revenue before the revenue process was complete in accordance with Generally Accepted Accounting Principles and thereby fraudulently inflating Medical Manager’s reported revenues and earnings. According to the Informations to which the former employees have plead guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings per share for Medical Manager being overstated by at least one cent per share in every quarter during that period.
      The documents filed by the United States Attorney state that the former employees engaged in their fraudulent conduct “in concert with senior management,” and “at the direction of senior Medical Manager officers.” In its statement the United States Attorney for the District of South Carolina stated that “the

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
senior management and officers referred to in the Court documents were members of senior management of the Medical Manager subsidiary during the relevant time period.” Based on the information it has obtained to date, the Company does not believe that any member of its senior management whose duties were not primarily related to the operations of WebMD Practice Services during the relevant time periods engaged in the alleged improprieties. The Company understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of the Company’s management. As part of its responsibilities, the Special Committee of the Board of Directors that is overseeing this matter is evaluating whether members of senior management whose duties were primarily related to the operations of WebMD Practice Services during the relevant time periods engaged in the alleged improprieties, and will continue to evaluate as information becomes available to it whether any other member of the Company’s senior management engaged in improprieties in connection with any matter being investigated by the United States Attorney.
      The Company has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, our Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct the Company’s response to the allegations that have been raised. The Special Committee has retained independent legal counsel to advise it. The Company has retained counsel to advise it in connection with the investigation and such counsel reports directly to the Special Committee.
      As previously disclosed, the Company understands that the SEC is also conducting a formal investigation into this matter.
      While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may continue to be significant. For the years ended December 31, 2004 and 2003, those expenses are reflected as “Legal Expense” in the Consolidated Statements of Operations.

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
      The complaints against the Company and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.
      The plaintiffs have dismissed the claims against the four former officers and directors of the Company without prejudice, pursuant to Reservation of Rights and Tolling Agreements with those individuals.
      On July 15, 2002, the issuer defendants in the consolidated action, including the Company, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District Court denied, with certain exceptions not relevant to the Company, the issuer defendants’ motion to dismiss.
      After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including the Company), the affected insurance

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for the Company’s insurance carriers, not the Company, to pay the Company’s pro rata share.
      The Company and virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. Although the Company believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, were without merit, we believe that the settlement is beneficial to the Company because it reduces the time, expense and risks of further litigation, particularly since virtually all of the other issuer defendants will participate and our insurance carriers strongly support the settlement.
      On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications by the parties. Assuming these modifications are made, notice of the settlement will be provided to the class members and the Court will schedule a hearing for final approval of the settlement.

Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc., et al.
      WebMD Corporation was named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. When these practices were discovered, McKesson HBOC eliminated more than $327 million in revenues that HBOC had recognized over the prior three years. Plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999.
      On September 4, 2003, the plaintiffs filed a fourth amended complaint, naming WebMD Corporation and two other defendants, General Electric Capital Corporation, Inc. and Computer Associates International, Inc., for the first time. The complaint alleged that WebMD Corporation aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. Plaintiffs also alleged that WebMD Corporation made certain negligent misrepresentations with respect to these transactions.
      Plaintiffs alleged that WebMD Corporation, through its participation in certain transactions with HBOC and McKesson HBOC, learned that officers of HBOC and/or McKesson HBOC, HBOC and McKesson HBOC were breaching duties owed to McKesson HBOC shareholders by making material misstatements and suppressing or omitting facts with respect to HBOC’s and McKesson HBOC’s financial results for the periods ending December 31, 1998 and March 31, 1999 and that WebMD, Inc. aided and abetted and conspired with these defendants. The complaint was based on alleged conduct by WebMD, Inc., then a separate private company and now a subsidiary of WebMD Corporation. One of the HBOC officers became an officer of WebMD, Inc. on December 1, 1998, after having served as HBOC’s representative on the board of WebMD, Inc. and was dismissed by WebMD, Inc. after the accounting fraud at HBOC was disclosed. The other officer served as HBOC’s representative on the Board of WebMD, Inc. and ceased to be a director of WebMD, Inc. upon dismissal by McKesson HBOC. Plaintiffs seek unspecified damages against WebMD Corporation. The complaint alleges numerous instances of

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
improper accounting by HBOC unrelated to the transactions between WebMD, Inc. and HBOC and/or McKesson HBOC.
      On December 16, 2003, WebMD Corporation filed a demurrer, seeking dismissal of the plaintiffs’ two claims against it. On July 22, 2004, the Court sustained that demurrer, finding that the plaintiffs’ claims were time barred. On October 8, 2004, the Court dismissed plaintiffs’ Fourth Amended Compliant with prejudice as to California, but without prejudice with respect to filing in another jurisdiction. On November 17, 2004, plaintiffs filed a notice of appeal of the Court’s order in favor of WebMD Corporation. On November 30, 2004, WebMD Corporation filed a cross-appeal for the purpose of challenging the form of the order. Those appeals have not yet been briefed.
      In March 2004, McKesson Corp. filed cross-complaints against General Electric Capital Corporation, Inc., Computer Associates International, Inc., and WebMD Corporation for declaratory relief and indemnification, alleging that each of these cross-defendants is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson. McKesson sought judicial determinations of the comparative fault of McKesson and each cross-defendant for damages claimed by the plaintiffs, if any such damages are found to exist, and declarations of the amount that each cross-defendant is obligated to indemnify McKesson if McKesson is compelled to pay any sum as the result of any damages, judgment or other awards recovered by the plaintiffs against McKesson.
      On June 8, 2004, WebMD Corporation filed a demurrer, seeking dismissal of McKesson’s claims. On September 10, 2004, the Court sustained the demurrer to McKesson’s claims against WebMD Corporation. On December 7, 2004, the Court dismissed McKesson’s cross-complaint with prejudice and ordered entry of judgment in favor of WebMD Corporation. On January 27, 2005, McKesson filed a notice of appeal of the Court’s order in favor of WebMD Corporation. That appeal has not yet been briefed.
      On August 12, 2004, the original plaintiffs in the California lawsuit, Merrill Lynch Fundamental Growth Fund, Inc. and Merrill Lynch Global Value Fund, Inc., filed a separate lawsuit in Superior Court in New Jersey, Middlesex County, alleging substantially the same issues and claims as they did in the California lawsuit. In response to WebMD Corporation’s motion to dismiss, plaintiffs filed a First Amended Complaint on January 4, 2005, dropping claims against WebMD Corporation, but asserting the same claims against its subsidiary WebMD, Inc., the company that engaged in the two software transactions. On February 4, 2005, the New Jersey court dismissed WebMD Corporation from the action without prejudice, and stayed the New Jersey action until the California action is resolved, subject to WebMD Corporation’s entering into a tolling agreement with plaintiffs, which WebMD Corporation has done.
      The Company intends to vigorously defend against the plaintiffs’ and McKesson’s claims against WebMD Corporation and WebMD, Inc.

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

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
claim, the jurisdiction in which each suit is brought, and differences in applicable law. Porex does not have sufficient information to evaluate each case and claim.
      Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of March 1 2005, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of March 1, 2005, no implant-related claims were pending against Porex. During calendar years 2004 and 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.
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
      The Company believes that Porex’s present coverage, together with its insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex’s distribution of silicone mammary implants. However, the Company cannot be certain that particular cases and claims will not result in liability that is greater than expected based on Porex’s prior experience. If so, Porex’s liability could exceed the amount of its insurance coverage. Furthermore, certain actions and claims may seek punitive and compensatory damages arising out of alleged intentional torts. If these claims are successful, such damages may or may not be covered, in whole or in part, by Porex’s insurance policies.

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
Leases
      The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $20,415, $19,486

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
and $18,700 in 2004, 2003 and 2002, respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 2004 were as follows:

Year Ending December 31,
2005	$24,252
2006	22,205
2007	19,916
2008	18,092
2009	9,520
Thereafter	26,002

Total minimum lease payments	$119,987

12.	Retirement Plans
      The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for Company matching and discretionary contributions. The Company has recorded expenses related to these plans of $1,621, $1,531 and $3,485 for 2004, 2003 and 2002, respectively.

13.	Stockholders’ Equity
Common Stock
      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under the Program was subsequently increased to $100,000, $150,000 and $200,000 on November 2, 2001, November 7, 2002 and August 19, 2004, respectively. As of December 31, 2004, the Company had repurchased 26,585,986 shares at a cost of approximately $138,468 under the Program, of which 4,272,630 shares were repurchased during 2004 for an aggregate purchase price of $32,110, 2,322,196 shares were repurchased during 2003 for an aggregate purchase price of $20,316 and 4,062,734 shares were repurchased during 2002 for an aggregate purchase price of $20,219. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets. As of December 31, 2004, the Company had $61,532 available to repurchase shares of its common stock under the Program.
      In addition, during 2002, the Company repurchased 14,100,000 shares of its common stock from Cerner Corporation at a purchase price of $6.01 per share, or an aggregate purchase price of $84,741. The repurchase of the shares from Cerner Corporation was separately approved by the Executive Committee of the Company’s Board of Directors and, accordingly, was not part of the Stock Repurchase Program.
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

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      On September 23, 2004, two related proposals were approved at the Company’s annual meeting of stockholders. The first proposal reduced the number of authorized shares of the Company’s Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000 (the amount issued and outstanding). The other proposal authorized the Company’s Board of Directors to approve the issuance of up to 4,990,000 shares of preferred stock from time to time in one or more series, to establish from time to time the number of shares to be included in any such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No shares have been issued pursuant to that authority and the 10,000 shares of Convertible Redeemable Exchangeable Preferred Stock are the only shares of preferred stock of the Company that are issued and outstanding.
Warrants
      The Company has warrants outstanding to purchase 7,575,903 shares of common stock at prices ranging from $0.67 to $38.13 per share, with a weighted average exercise price of $10.48 per share as of December 31, 2004. Substantially all of the outstanding warrants are vested and exercisable, except for a warrant to purchase 666,668 shares of the Company’s common stock at an exercise price of $1.00 per share which was vested but did not become exercisable until January 25, 2005. The warrants expire at various dates through January 1, 2010.
      During 2004, 2003 and 2002, warrants to purchase a total of 2,302,706 shares, 1,729,713 shares and 1,090,121 shares, respectively, of the Company’s common stock at a weighted average exercise price of $5.14 per share, $5.33 per share and $3.04 per share, respectively, were exercised. Also during 2004, 2003 and 2002, warrants to purchase a total of 15,691,782 shares, 241,018 shares and 9,274,216 shares, respectively, of the Company’s common stock at a weighted average price of $27.35 per share, $11.43 per share and $36.91 per share, respectively, were cancelled.

14.	Stock Compensation Plans
      The Company has various stock compensation plans (collectively, the “Plans”) for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. An aggregate of 9,153,460 shares of common stock remain available for grant under the Plans at December 31, 2004.
      In addition to the Plans, the Company has granted options to certain directors, officers and key employees. At December 31, 2004, there were options to purchase 6,030,500 shares of common stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.
Stock Options
      Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are generally granted at prices not less than the fair market value of common stock on the date of grant.
      The Company records deferred stock compensation related to stock options as a component of stockholders’ equity when the exercise price is lower than the deemed fair value of common stock on the date stock options are granted. No deferred stock compensation related to stock options was recorded in 2004, 2003 or 2002. Deferred stock compensation was recorded in 2000 as a result of the unvested portion of options assumed in connection with certain 2000 acquisitions and options granted during 2000 with exercise prices less than fair market value of the common stock on the date of grant. At December 31,

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
2004, deferred compensation related to stock options was $132, and will be amortized on a graded vesting method over the period from January 2005 through September 2005.
      The Company recorded stock compensation expense for stock options, primarily related to deferred stock compensation recorded in 2000, of $3,821, $11,319 and $25,048 in 2004, 2003 and 2002, respectively.
      A summary of the status of the Company’s stock option plans for the three year period ended December 31, 2004 is presented below:

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding at the beginning of the year	104,760,726	$12.86	108,232,050	$12.73	121,184,501	$12.99
Granted	19,230,750	8.31	12,326,350	9.88	4,946,459	6.58
Exercised	(7,796,440)	4.42	(8,773,510)	4.73	(5,316,668)	3.26
Cancelled	(9,937,784)	15.18	(7,024,164)	15.82	(12,582,242)	16.49

Outstanding at the end of the year	106,257,252	12.44	104,760,726	12.86	108,232,050	12.73

Exercisable at the end of the year	77,325,908	$13.72	73,927,473	$14.03	70,764,983	$13.86

      The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2004:

	Outstanding			Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life (In Years)	Shares	Price

$0.25-$5.34	11,912,774	$3.57	6.24	11,203,642	$3.53
$5.40-$7.27	13,244,058	6.37	6.61	7,908,445	6.05
$7.28-$8.59	12,819,819	8.44	8.95	1,306,234	8.11
$8.60-$11.44	11,091,681	9.24	8.34	3,203,901	9.63
$11.55-$11.69	11,879,927	11.55	5.42	11,877,677	11.55
$11.73-$13.38	11,373,783	12.45	6.16	8,713,346	12.65
$13.50-$15.88	10,281,637	14.10	5.08	10,169,637	14.09
$16.06-$21.69	13,287,044	17.80	5.50	12,936,044	17.75
$22.12-$105.00	10,366,529	31.28	4.78	10,006,982	31.18

	106,257,252	$12.44	6.39	77,325,908	$13.72

      The pro forma information presented in Note 1 has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected volatility	0.58	0.85	0.9
Risk free interest rate	1.70%	1.33%	1.85%
Expected post-vesting option lives (years)	0.75-3.0	0.75-3.0	0.75-3.0
Weighted fair value of options granted during the year	$3.68	$5.64	$4.06
Restricted Stock Awards
      Restricted stock consists of shares of common stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, restricted stock awards vest ratably over a three to five year period based on their individual award dates.
      The Company records deferred stock compensation related to restricted stock awards as a component of stockholders’ equity based on the fair market value of common stock on the date of the award. Deferred stock compensation related to restricted stock awards of $13,001, $25 and $2,500 was recorded in 2004, 2003 and 2002, respectively.
      The Company recorded stock compensation expense related to restricted stock awards of $5,154, $1,130 and $217 in 2004, 2003 and 2002, respectively, based on the graded vesting method over the respective vesting periods of the awards.
      During 2004, the Company granted 1,584,800 restricted stock awards with a weighted average fair value of $8.20 per share. During 2002, the Company granted 400,159 restricted stock awards with a weighted average fair value of $6.31 per share. There were no restricted stock awards during 2003. Approximately 71,000 and 96,000 restricted stock awards vested during 2004 and 2003, respectively. Approximately 92,000, 87,000 and 2,000 restricted stock awards were cancelled during 2004, 2003 and 2002, respectively. There were 1,637,609 restricted stock awards that were unvested as of December 31, 2004.
Employee Stock Purchase Plan
      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “1998 Purchase Plan”), became effective upon the completion of the initial public offering on February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. Prior to an amendment to the 1998 Purchase Plan on November 1, 2002, the purchase price of the stock was 85% of the lesser of the fair market value on the first and last day of each purchase period. Effective with the November 1, 2002 amendment, the purchase price of the stock is 85% of the fair market value on the last day of each purchase period. A total of 5,102,219 shares of common stock remain reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in connection with the 2000 mergers, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 393,228, 345,575 and 640,172 shares were issued under this plan during 2004, 2003 and 2002, respectively.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)

15.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$770,471	$729,963
Capital loss carryforwards	4,623	1,967
Restructuring costs	541	9,943
Research and development tax credits	17,591	15,274
Other accrued expenses	53,478	33,589
Allowance for doubtful accounts	5,067	7,692
Depreciation	4,674	4,846
Intangible assets	64,608	131,979
Prepaid assets	7,043	—
Other	4,465	515

Total deferred tax assets	932,561	935,768
Valuation allowance	(915,452)	(926,767)

Net deferred tax assets	17,109	9,001

Deferred tax liabilities:
Tax basis	(2,541)	(2,582)
Convertible subordinated notes	(12,212)	—
Other	(2,356)	(6,419)

Total deferred tax liabilities	(17,109)	(9,001)

Net deferred tax assets and liabilities	$—	$—

      The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	2004	2003	2002

United States federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes (net of federal benefit)	4.0	3.3	(3.6)
Restructuring costs	0.0	0.0	(3.1)
Goodwill amortization	(9.1)	(12.3)	5.6
Valuation allowance	(15.4)	(2.0)	21.0
Other	(2.4)	(3.0)	(1.9)

Effective income tax rate	11.1%	20.0%	(16.0)%

      A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. The valuation allowance for deferred tax assets decreased by $11,315 and $14,740 in 2004 and 2003, respectively.

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.0 billion, which expire in 2005 through 2024, capital loss carryforwards of approximately $12,167, which expire in 2008, and federal tax credits of approximately $17,591, which expire in 2006 through 2024.
      Approximately $378,418 and $172,661 of these net operating loss carryforwards were recorded through additional paid in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid in capital and goodwill, respectively.
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
      The income tax provision (benefit) for 2002 included a $12,887 benefit reflecting the carryback of net operating losses to the prior periods of certain acquired subsidiaries, in which those subsidiaries generated taxable income. The carryback was allowed as a result of the “Job Creation and Worker Assistance Act of 2002” that was enacted on March 9, 2002. In addition, some of the Company’s operating companies are profitable in certain states and foreign countries in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $4,910, $4,140, and $2,808 related to foreign, state and other jurisdictions during 2004, 2003, and 2002, respectively.
      The income tax provision (benefit) for 2004, 2003 and 2002 includes $2,037, $2,228 and $1,756, respectively, related to non-U.S. income taxes. The non-U.S. income included in income (loss) from continuing operations before income tax provision (benefit) was $4,270, $5,879 and $4,310 for 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, cumulative undistributed earnings of the Company’s foreign subsidiaries were $23,248 and $20,220, respectively. No U.S. income taxes have been provided for since the Company considers the undistributed earnings to be permanently reinvested for continued use in the Company’s foreign subsidiaries’ operations.

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

	December 31, 2004		December 31, 2003

	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$46,019	$46,019	$39,648	$39,648
Short-term investments	62,077	61,675	229,612	231,033
Marketable securities — long term	516,188	515,881	447,583	456,034
Liabilities:
Convertible subordinated notes	$649,999	$615,124	$649,999	$657,812
Convertible exchangeable redeemable preferred stock	98,299	94,750	—	—

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004 and 2003, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale.
      In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value, gains and losses relating to the Company’s investments in debt and equity securities:

	December 31, 2004				December 31, 2003

	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Short-Term
Certificate of deposits and marketable debt securities	$62,077	$—	$402	$61,675	$229,612	$1,421	$—	$231,033

Long-Term
Marketable debt securities	$514,696	$1,633	$4,465	$511,864	$445,810	$6,043	$563	$451,290
Equity securities	1,492	2,527	2	4,017	1,773	2,971	—	4,744

Total	$516,188	$4,160	$4,467	$515,881	$447,583	$9,014	$563	$456,034

      The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

	In Loss Position		In Loss Position
	Less Than		More Than
	12 Months		12 Months		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Short-Term
Certificate of deposits and marketable debt securities	$54,598	$402	$—	$—	$54,598	$402

Long-Term
Marketable debt securities	$297,050	$2,505	$126,040	$1,960	$423,090	$4,465
Equity securities	6	2	—	—	6	2

Total	$297,056	$2,507	$126,040	$1,960	$423,096	$4,467

      The gross unrealized losses related to short-term and long-term marketable debt securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004. The Company has determined that the gross unrealized losses on its short-term and long-term marketable debt and equity securities at December 31, 2004 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)
prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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

	Cost or
	Amortized Cost	Fair Value

Available-for-sale:
Due in one year or less	$62,077	$61,675
Due after one year through five years	514,696	511,864

Total	$576,773	$573,539

      During 2004, the Company sold its investments in available-for-sale marketable debt securities for proceeds of $1,252,851. The Company realized a gain of $198 and realized a loss of $84 in connection with these sales. Additionally, the Company sold a portion of its investments in marketable equity securities for proceeds of $640, which resulted in a gain of $343. The proceeds from these sales have been included in “proceeds from maturities and sales of available-for-sale securities” in the accompanying consolidated statements of cash flows and the gains and losses have been included in “gain on investments” in the accompanying consolidated statements of operations.
      During 2003, three of the Company’s investments in held-to-maturity debt securities were called for early redemption by the issuer for net proceeds of $155,000. As a result of the redemption, the Company realized a gain of $285 reflecting the difference between the proceeds received and the related carrying amount of the investment. In addition, the Company sold its investments in available-for-sale marketable debt securities for proceeds of $1,075,510. A portion of these proceeds were used to finance the Medifax acquisition on December 22, 2003. The Company realized a loss of $1,599 in connection with the sales. Additionally, during 2003, the Company sold a portion of its investments in marketable equity securities for proceeds of $4,387, which resulted in a gain of $2,973. The proceeds from these sales have been included in “proceeds from maturities and sales of available-for-sale securities” and “proceeds from maturities and redemptions of held-to-maturity securities” in the accompanying consolidated statements of cash flows and the gain and losses have been included in “gain on investments” in the accompanying consolidated statements of operations.
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

17.	Related Party Transactions
      In 2004, the Company’s WebMD Health segment entered into an agreement with Fidelity Employer Services Company LLC (“FESCo”) to integrate WebMD Health’s employer product into the services FESCo provides to its clients. FESCo provides human resources administration and benefit administration services to employers. The Company recorded $817 in revenue in 2004 related to the FESCo agreement. FESCO is an affiliate of FMR Corp, which reported beneficial ownership of approximately 10.8% of the Company’s common stock at December 31, 2004.
      The Company leases property in Alachua, Florida for its WebMD Practice Services segment that is owned by a former executive officer of the Company. The term of the lease is through March 31, 2009. The Company is responsible for all real estate taxes, insurance and maintenance related to this property. During 2004, 2003 and 2002, the Company paid rent under this lease of approximately $1,203, $1,087 and $967, respectively.

18.	Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Foreign currency translation gains	$2,118	$3,285	$2,523
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	(10,124)	3,078	2,907
Less: reclassification adjustment for net gains realized in net income (loss)	(457)	(1,659)	(6,547)

Net unrealized (losses) gains on securities	(10,581)	1,419	(3,640)

Other comprehensive (loss) income	(8,463)	4,704	(1,117)

Net income (loss)	39,334	(17,006)	(49,702)

Comprehensive income (loss)	$30,871	$(12,302)	$(50,819)

      The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.
      Accumulated other comprehensive income includes:

	Years Ended December 31,

	2004	2003	2002

Unrealized (losses) gains on securities	$(709)	$9,872	$8,453
Foreign currency translation gains	8,666	6,548	3,263

Total accumulated other comprehensive income	$7,957	$16,420	$11,716

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)

19.	Supplemental Disclosures of Cash Flow Information
      Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,

	2004	2003	2002

Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,190	$12,714	$5,021

Taxes paid	$5,635	$7,215	$1,090

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accretion of convertible redeemable exchangeable preferred stock	$184	$—	$—

Issuance of equity securities in connection with strategic alliances and services	$15	$67	$39

Deferred stock compensation related to restricted stock awards	$13,001	$25	$2,500

20.	Quarterly Financial Data (Unaudited)
      The following table summarizes the quarterly financial data for 2004 and 2003. The per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$271,214	$281,881	$299,615	$307,641
Cost of operations	162,642	163,961	168,571	171,257
Development and engineering	11,096	12,991	14,392	15,682
Sales, marketing, general and administrative	76,994	83,298	84,762	78,973
Depreciation, amortization and other	12,585	13,148	15,189	16,843
Legal expense	2,037	2,215	2,325	2,653
Interest income (expense), net	735	(327)	(331)	(613)
Restructuring and other income (expense), net	37	447	(4,441)	—

Income from continuing operations before income tax provision	6,632	6,388	9,604	21,620
Income tax provision	931	613	1,435	1,931

Net income	$5,701	$5,775	$8,169	$19,689

Basic income per common share	$0.02	$0.02	$0.03	$0.06

Diluted income per common share	$0.02	$0.02	$0.02	$0.06

WebMD Corporation
Notes to Consolidated Financial Statements — (Continued)

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$221,531	$233,418	$250,635	$258,396
Cost of operations	125,845	135,441	149,270	154,383
Development and engineering	10,917	10,403	11,334	10,331
Sales, marketing, general and administrative	68,108	69,359	72,450	72,565
Depreciation, amortization and other	26,920	14,944	11,097	9,473
Legal expense	—	—	493	3,466
Interest income, net	2,233	2,059	1,698	1,697
Other income, net	183	1,118	3,039	1,537

Income (loss) from continuing operations before income tax provision	(7,843)	6,448	10,728	11,412
Income tax provision	987	1,001	1,273	879

Income (loss) from continuing operations	(8,830)	5,447	9,455	10,533
Income (loss) from discontinued operations, net of income taxes	1,472	(31,717)	(3,366)	—

Net income (loss)	$(7,358)	$(26,270)	$6,089	$10,533

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.02	$0.03	$0.03
Income (loss) from discontinued operations, net of income taxes	0.01	(0.11)	(0.01)	—

Net income (loss)	$(0.02)	$(0.09)	$0.02	$0.03

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.02	$0.03	$0.03
Income (loss) from discontinued operations, net of income taxes	0.01	(0.10)	(0.01)	—

Net income (loss)	$(0.02)	$(0.08)	$0.02	$0.03

21.	Subsequent Event
      Acquisition of HealthShare Technologies. On March 14, 2005, the Company acquired HealthShare Technologies. The purchase price paid at closing was $31,000 in cash. In addition, the Company has agreed to pay up to an additional $5,000 if certain financial milestones are achieved for calendar year 2005. HealthShare provides health plans and employers, and their members and employees, with online decision support tools that evaluate both hospital care cost and quality to enable users to make more informed decisions. HealthShare also provides professional decision support tools used by health plan executives to develop provider networks, identify centers of excellence, and evaluate comparative hospital quality. HealthShare tools are also used by hospitals to provide online decision support to help enhance quality of care, manage costs and profitability, and better understand market position. The results of operations of HealthShare will be included in our WebMD Health segment.

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year

	(In thousands)
December 31, 2004
Allowance for Doubtful Accounts	$20,500	$3,606	$157	$(10,830)	$—	$13,433
Valuation Allowance for Deferred Tax Assets	926,767	(7,991)	(18,145)	—	14,821	915,452
December 31, 2003
Allowance for Doubtful Accounts	22,417	6,328	768	(9,013)	—	20,500
Valuation Allowance for Deferred Tax Assets	941,507	(1,423)	(33,277)	—	19,960	926,767
December 31, 2002
Allowance for Doubtful Accounts	26,972	11,305	34	(15,894)	—	22,417
Valuation Allowance for Deferred Tax Assets	939,764	10,471	(17,355)	—	8,627	941,507

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2.2	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
2.3	Amendment No. 1, dated as of November 28, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 1, 2003)
2.4	Amendment No. 2, dated as of December 22, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 24, 2003)
2.5	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., WebMD Corporation, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.3	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	Registration Rights Agreement dated as of April 1, 2002 between WebMD Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.4	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
4.5	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.6	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.5)
4.7	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.		Description

4.8		Registration Rights Agreement dated as of July 17, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.9		Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERs/PCG Corporate Partners, LLC and WebMD Corporation (incorporated by reference to Exhibit 4.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
4.10		Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.11		Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.2)
4.12		Form of 10% Subordinated Note due 2010 (included in Exhibit 3.2)
10.1		Form of Indemnification Agreement to be entered into by Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Healtheon/WebMD Corporation Registration Rights Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4		Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	Employment Agreement dated as of February 1, 1998 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.51 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.6*	Letter Agreement dated as of September 12, 2000 between Registrant and K. Robert Draughon (incorporated by reference to Exhibit 10.52 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.7*	Agreement dated as of October 8, 2001 between Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-K to Annual Report on Form 10-K for the year ended December 31, 2001)
10	.8*	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)

Exhibit No.		Description

10	.9*	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.10*	Employment Agreement dated as of May 16, 1999 between the Registrant (as successor to Synetic, Inc.) and Michael A. Singer (incorporated by reference to Exhibit 10.26 to Medical Manager Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10	.11*	Letter Agreement dated as of September 5, 2000 between Registrant (as successor to Medical Manager Corporation) and Michael A. Singer (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.12*	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Charles A. Mele, as amended (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.13*	Employment Agreement dated as of July 1, 2000 between Registrant (as successor to Medical Manager Corporation) and Anthony Vuolo, as amended (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.14*	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.15*	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.16*	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17*	Healtheon Corporation 1996 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.18*	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.19*	WebMD Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.20*	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.21*	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.22*	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.23*	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.24*	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)

Exhibit No.		Description

10	.25*	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.26*	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.27*	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.28*	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.29*	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.30*	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.31*	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.32*	Form of Stock Option Agreement between the Corporation and each of John H. Kang and Michael A. Singer (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to Medical Manager Corporation’s Registration Statement on Form S-4 (No. 333-81123) filed June 24, 1999)
10	.33*	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.34*	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.35*	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.36*	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.37*	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.38*	Employment Agreement, dated as of September 11, 2000, between the Registrant and Kirk Layman (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.39*	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.40*	2004 Non-Qualified Stock Option Plan for Employees of Dakota Imaging, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.41*	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit No.		Description

10	.42*	Employment Agreement, dated as of August 20, 2001, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.43*	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.44*	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.45*	Employment Agreement, dated as of December 4, 2003, between Envoy Corporation and Tony Holcombe (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.46*	Letter Amendment, dated September 23, 2004, between the Registrant and Tony Holcombe (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.47*	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.48*	Letter Agreement, dated February 9, 2005, between Michael A. Singer and WebMD Corporation (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed February 9, 2005)
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A)
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 99)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Amended and Restated Audit Committee Charter
99.2		Amended and Restated Compensation Committee Charter
99.3		Amended and Restated Nominating Committee Charter
99.4		Governance & Compliance Committee Charter (incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed November 4, 2004)

*	Agreement relates to executive compensation.