Form 10-K/A
period 2004-12-31
WEBMD CORP /NEW/
filed 2005-05-02
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
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
     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.
Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	48	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)(5)	59	Director
Kevin M. Cameron(1)	38	Director; Chief Executive Officer
Neil F. Dimick(4)(5)	55	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
James V. Manning(1)(2)(4)	58	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(5)	79	Director
Joseph E. Smith(1)(2)(3)	66	Director
Martin J. Wygod(1)	65	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee
      For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.

Executive Officers

Name	Age	Positions

Kevin M. Cameron	38	Chief Executive Officer
Tony G. Holcombe	49	President; and President of WebMD Business Services
Andrew C. Corbin	42	Executive Vice President and Chief Financial Officer; and Interim President of WebMD Practice Services
K. Robert Draughon	45	Executive Vice President, Business Development
Wayne T. Gattinella	53	Co-Chief Executive Officer and President of WebMD Health
Kirk G. Layman	46	Executive Vice President, Administration
Charles A. Mele	48	Executive Vice President, General Counsel and Secretary
William G. Midgette	49	Chief Executive Office of Porex
Anthony Vuolo	47	Executive Vice President, Business Development
Steven Zatz, M.D.	48	Executive Vice President, Chief Medical Officer; and Executive Vice President, Professional Services of WebMD Health
Martin J. Wygod	65	Chairman of the Board
      Mark J. Adler, M.D., has been a director of WebMD since September 2000. He served as a director of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. Dr. Adler is an oncologist and has been Medical Director of the San Diego Cancer Center since he founded it in 1991 and is a director of the San Diego Cancer Research Institute. He has been the Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, for more than five years. He also serves on the Scientific Advisor Boards of Red Abbey Venture Partners, a private investment firm, and Autogenomics Inc., a genomics testing products company.
      Paul A. Brooke has been a director of WebMD since November 2000. Mr. Brooke has been the managing member of PMSV Holdings LLC, a private investment firm, since 1993 and a venture partner of MPM Capital, a venture capital firm specializing in the healthcare industry, since 1997. Mr. Brooke has also been an advisory director to Morgan Stanley since April 2000. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC. He serves as a member of the Boards of Directors of the following other public companies: Incyte Corporation, a drug discovery company; and Viropharma Incorporated, a pharmaceutical company. He also serves as a director of a number of private firms including Arriva Pharmaceuticals, Inc.
      Kevin M. Cameron has served as a director and as Chief Executive Officer of WebMD since October 2004. Mr. Cameron has held senior executive positions at WebMD and its predecessors since April 2000. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman of WebMD. From September 2000 to January 2002, he served as Executive Vice President, Business Development of WebMD and, in addition, from September 2001 through January 2002, was a member of the Office of the President of WebMD. From April 2000 until its merger with WebMD in September 2000, Mr. Cameron served as Executive Vice President, Business Development of Medical Manager Corporation. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney, which is now part of Citigroup.
      Andrew C. Corbin has served as Executive Vice President and Chief Financial Officer of WebMD since October 2003. In addition, since January 2005, Mr. Corbin has been interim President of our WebMD Practice Services segment. For the seven years prior to joining WebMD, Mr. Corbin served in senior financial positions at The Bisys Group, Inc., a provider of business process outsourcing services to the financial services industry, the last of which was as its Executive Vice President and Chief Financial Officer. Prior to October 1996, Mr. Corbin held various financial positions with the following: The Limited, Inc., a retailer; General Motors Corporation, an automobile manufacturer; and Ernst & Young, an accounting firm.
      Neil F. Dimick has been a director of WebMD since December 2002. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Boards of Directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Thoratec Corporation, a developer of products to treat cardiovascular disease; and Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis.
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
      Wayne T. Gattinella was appointed Co-Chief Executive Officer of our WebMD Health segment as of April 28, 2005. He has served as President of our WebMD Health segment since August 2001 and as an Executive Vice President of WebMD since November 2002. Previously, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for PeoplePC, an Internet service provider, from April 2000 to August 2001. From February 1998 to March 2000, Mr. Gattinella was President of North America for MemberWorks, Inc., a marketing services company.
      Tony G. Holcombe has served as President of WebMD since September 2004 and as President of our WebMD Business Services segment since December 2003. From September 2002 to December 2003, Mr. Holcombe was Chairman and Chief Executive Officer of Valutec Card Solutions, Inc., a privately held provider of financial services products to a variety of industries, and he continues to serve as a member of its Board of Directors. From May 1999 to September 2002, Mr. Holcombe was President of the Employer/ Employee Services division of Ceridian Corporation, an information services company, and from May 1997 to May 1999, he served as President of the Comdata subsidiary of Ceridian. Prior to May 1997, Mr. Holcombe served in senior management positions with National City Corporation, a bank holding company, the last of which was as President and CEO of its National Processing Company subsidiary, a provider of merchant credit card processing services and corporate outsourcing solutions. Mr. Holcombe is a member of the Board of Directors of the following public companies: TALX Corporation, a business process outsourcer of payroll-related and human resource services; and Syniverse Technologies Inc., a communications technology company.
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
      James V. Manning has been a director of WebMD since September 2000. He served as a director of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. From 1989 until its merger with WebMD in September 2000, Mr. Manning was a member of the Board of Directors of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. In addition, he was Vice Chairman of the Board of Synetic from March 1998 to July 1999 and was its Chief Executive Officer from January 1995 to March 1998.
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
      William G. Midgette has been Chief Executive Officer of our Porex segment since August 2002 and has been an Executive Vice President of WebMD since March 2003. For more than five years prior to that, Mr. Midgette served in senior management positions at C. R. Bard, Inc., a healthcare products company, the last of which was President, Bard International.
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
      Joseph E. Smith has been a director of WebMD since September 2000. Mr. Smith was a director of CareInsite, Inc. from 1999 until September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and on the Board of Trustees of the International Longevity Center, a non-profit organization.
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
      Martin J. Wygod has served as Chairman of the Board of Directors of WebMD since March 2001 and as a director since September 2000. From October 2000 until May 2003, he also served as our Chief Executive Officer. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of WebMD. For more than five years prior to its merger with WebMD in September 2000, Mr. Wygod was Chairman of the Board and a director of Synetic, Inc., which changed its name to Medical Manager in July 1999 when it acquired the company of that name. He also served as Chairman of the Board of CareInsite, Inc. from 1999 until its acquisition by WebMD in September 2000. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.
      Steven Zatz, M.D., has been Executive Vice President, Professional Services of WebMD Health since January 2002 and has served as Executive Vice President, Chief Medical Officer of WebMD since September 2001. Dr. Zatz served as Executive Vice President, Internet Portals and Applications Services of WebMD from October 2000 to January 2002. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by WebMD in September 2000. Prior to joining

CareInsite, Dr. Zatz was senior vice president of RR Donnelley Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.
      As previously announced, David Gang will be joining our WebMD Health segment as its Co-Chief Executive Officer and Chief Operating Officer. Mr. Gang has served for more than five years in senior management positions at America Online, Inc., a subsidiary of Time Warner Inc., and its predecessors, most recently as Executive Vice President, AOL Products.
      No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer, except that Messrs. Manning, Smith and Wygod and Dr. Adler were originally appointed as directors in connection with the merger transactions in September 2000 involving WebMD, Medical Manager and CareInsite.
Corporate Governance
      Board of Directors. Our Board of Directors has eight members. Two of the members are also employees of WebMD: Mr. Cameron, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and NASDAQ Stock Market listing standards. The non-employee directors meet regularly without any employee directors or other WebMD employees present.
      Our Board of Directors is divided into three classes, two of which currently have three directors and one of which has two directors. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Dimick and Smith will expire at our Annual Meeting of Stockholders in 2005; the terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2006; and the terms of Dr. Adler and Messrs. Sarkowsky and Cameron will expire at our Annual Meeting in 2007. Our Board of Directors met 14 times during 2004.
      Our Board of Directors currently has five standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee and a Nominating Committee. The Compensation Committee, the Audit Committee, the Governance & Compliance and the Nominating Committee each have the authority to retain such outside advisors as they may determine to be appropriate.
      WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All of our directors attended the 2004 Annual Meeting. Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

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

      Executive Committee. The Executive Committee, which met twice during 2004, is currently comprised of Messrs. Brooke, Cameron, Manning, Smith and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.
      Audit Committee. The Audit Committee, which met 12 times during 2004, is currently comprised of Messrs. Brooke, Manning and Smith; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Stock Market listing standards. In addition, the Board of Directors of WebMD has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing the annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions; and

•	overseeing the administration of WebMD’s Code of Business Conduct.
The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Audit Committee Charter, as amended through February 23, 2005, is filed as Exhibit 99.1 to this Annual Report. A copy of WebMD’s Code of Business Conduct, as amended, was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. WebMD’s Code of Business Conduct applies to all directors and employees of WebMD. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.webmd.com in the “About WebMD” section, or in a Current Report on Form 8-K.
      Compensation Committee. The Compensation Committee, which met 11 times during 2004, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of our executive compensation program and our incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to our executive officers; and

•	review of and making recommendations regarding other matters relating to WebMD’s compensation practices.
The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through February 23, 2005, is filed as Exhibit 99.2 to this Annual Report.
      Nominating Committee. The Nominating Committee, which met twice during 2004, is currently comprised of Messrs. Brooke, Dimick and Sarkowsky; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.
The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through February 23, 2005, is filed as Exhibit 99.3 to this Annual Report. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

      Governance & Compliance Committee. On October 28, 2004, our Board of Directors established, effective as of November 15, 2004, the Governance & Compliance Committee. The Governance & Compliance Committee is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The Governance & Compliance Committee met once in 2004. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

•	evaluating and making recommendations to the Board regarding matters relating to the governance of WebMD;

•	assisting the Board in coordinating the activities of the Board’s other standing committees, including with respect to WebMD’s compliance programs and providing additional oversight of those compliance programs; and

•	providing oversight of senior executive recruitment and management development.
As part of its responsibilities relating to corporate governance, the Governance & Compliance Committee evaluates and make recommendations to the Board regarding any proposal that a stockholder intends to make at an Annual Meeting of Stockholders and for which required notice has been provided, including recommendations regarding the Board’s response and regarding whether to include such proposal in WebMD’s proxy statement.
      The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. The Charter of the Governance & Compliance Committee was filed as Exhibit 99.4 to the Current Report on Form 8-K filed by WebMD on November 4, 2004. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.
      Other Committees. From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example,

•	Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler are members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC;”

•	Dr. Adler and Messrs. Dimick and Wygod are members of a special committee of the Board to provide oversight of the preparations to establish WebMD Health as a separate publicly traded company; and

•	Messrs. Manning and Smith are members of a special committee of the Board authorized to make determinations relating to our stock repurchase program.
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
Summary Compensation Table

							Long-Term Compensation
							Awards

		Annual Compensation					Restricted
							Stock		Securities
						Other Annual	Awards		Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Compensation($)	($)(1)		Options(#)	Compensation($)

Kevin M. Cameron	2004	502,500		402,000		—	2,179,950	(3)	1,700,000	—
Chief Executive	2003	270,000		—		—	—		—	588,580	(4)
Officer(2)	2002	146,400		—		—	—		—	257,350	(5)
Andrew C. Corbin	2004	450,000		415,000	(6)	—	322,125	(7)	—	—
Executive Vice President	2003	100,385	(8)	122,917	(9)	—	—		600,000	—
and Chief Financial
Officer
Wayne T. Gattinella	2004	450,000		300,000		—	322,125	(7)	250,000	—
Co-CEO and President of	2003	450,000		125,000		—	—		—	—
WebMD Health	2002	410,000		165,000		—	—		—	—
Tony G. Holcombe	2004	475,000		300,000		—	1,021,125	(10)	400,000	—
President	2003	22,500	(11)	—		—	—		400,000	—
Roger C. Holstein	2004	915,000		402,000		—	715,547	(12)	—	—
Former CEO of	2003	861,538		—		—	—		500,000	—
WebMD Health(2)	2002	480,000		450,000		—	—		1,000,000	—
Charles A. Mele	2004	450,000		300,000		—	322,125	(7)	250,000	—
Executive Vice President,	2003	450,000		—		—	—		—	—
General Counsel and	2002	450,000		350,000		—	—		—	—
Secretary
Martin J. Wygod	2004	1,260,000		402,000		—	—		—	—
Chairman of the Board	2003	1,308,900		—		—	—		—	—
	2002	1,400,000		475,000		—	—		—	—

(1)	Holders of restricted shares of WebMD common stock (which we refer to as Restricted Stock) have voting power and the right to receive dividends, if any are declared on WebMD common stock, with respect to shares of Restricted Stock, but their ability to sell shares of Restricted Stock is subject to vesting requirements based on continued employment, as described in the footnotes below. The dollar value of Restricted Stock listed in this column is calculated by multiplying the number of shares granted by the closing market price of WebMD common stock on the date of each grant, as described in the footnotes below.

(2)	Mr. Cameron became our Chief Executive Officer in October 2004. Mr. Holstein was our Chief Executive Officer from May 2003 to September 2004 and served as CEO of our WebMD Health segment from October 2004 until his resignation in April 2005.

(3)	The dollar value listed in the table is for 305,000 shares of Restricted Stock granted during 2004 and is based on: (a) $8.59 per share, the closing market price of WebMD common stock on March 17, 2004, the date of grant of 30,000 shares of Restricted Stock, of which (i) 10,000 shares vested on March 17, 2005, (ii) 10,000 shares will vest on March 17, 2006 and (iii) 10,000 shares will vest on March 17, 2007; and (b) $6.99 per share, the closing market price of WebMD common stock on October 1, 2004, the date 275,000 shares of Restricted Stock were granted to Mr. Cameron upon becoming Chief Executive Officer of WebMD, of which (i) 46,750 shares will vest on October 1, 2005, (ii) 50,875 shares will vest on October 1, 2006, (iii) 55,000 shares will vest on October 1, 2007, (iv) 59,125 shares will vest on October 1, 2008 and (v) 63,250 shares will vest on October 1, 2009. As of December 31, 2004, the aggregate value of the 305,000 shares of Restricted Stock, all of which were unvested at that date, was $2,488,800, based on the closing market price of $8.16 per share of WebMD common stock on that date.

(4)	Consists of (a) $500,000 for the forgiveness, in January 2003, of the then outstanding principal amount of a loan that we made to Mr. Cameron in September 2000 and (b) $88,580 in payments made to Mr. Cameron pursuant to WebMD’s long-term disability plan.

(5)	Consists of (a) $11,100 in short-term disability payments made to Mr. Cameron by the State of New Jersey, (b) $168,750 in payments made to Mr. Cameron pursuant to WebMD’s short-term disability plan and (c) $77,500 in payments made to Mr. Cameron pursuant to WebMD’s long-term disability plan.

(6)	Consists of (a) a bonus for 2004 of $270,000 and (b) a one-time bonus payment of $145,000 made on the first anniversary of Mr. Corbin’s employment and included in the terms of his employment agreement as an inducement to enter into the employ of WebMD.

(7)	The dollar value listed in the table is based on $8.59 per share, the closing market price of WebMD common stock on March 17, 2004, the date of grant of 37,500 shares of Restricted Stock, of which (i) 12,500 shares vested on March 17, 2005, (ii) 12,500 shares will vest on March 17, 2006 and (iii) 12,500 shares will vest on March 17, 2007. As of December 31, 2004, the aggregate value of the 37,500 shares of Restricted Stock, all of which were unvested at that date, was $306,000, based on the closing market price of $8.16 per share of WebMD common stock on that date.

(8)	Mr. Corbin was not employed by WebMD prior to October 13, 2003. As a result, only compensation that we paid to Mr. Corbin beginning on that date is reflected in this table.

(9)	Consists of (a) a bonus for 2003 of $56,250 and (b) a one-time bonus payment of $66,667 made as an inducement to enter into the employ of WebMD, pursuant to the terms of Mr. Corbin’s employment agreement.

(10)	The dollar value listed in the table is for 137,500 shares of Restricted Stock granted during 2004 and is based on: (a) $8.59 per share, the closing market price of WebMD common stock on March 17, 2004, the date of grant of 37,500 shares of Restricted Stock, of which (i) 12,500 shares vested on March 17, 2005, (ii) 12,500 shares will vest on March 17, 2006 and (iii) 12,500 shares will vest on March 17, 2007; and (b) $6.99 per share, the closing market price of WebMD common stock on October 1, 2004, the date 100,000 shares of Restricted Stock were granted to Mr. Holcombe upon becoming President of WebMD, of which (i) 17,000 shares will vest on October 1, 2005, (ii) 18,500 shares will vest on October 1, 2006, (iii) 20,000 shares will vest on October 1, 2007, (iv) 21,500 shares will vest on October 1, 2008 and (v) 23,000 shares will vest on October 1, 2009. As of December 31, 2004, the aggregate value of the 137,500 shares of Restricted Stock, all of which were unvested at that date, was $1,122,000, based on the closing market price of $8.16 per share of WebMD common stock on that date.

(11)	Mr. Holcombe was not employed by WebMD prior to December 15, 2003. As a result, only compensation that we paid to Mr. Holcombe beginning on that date is reflected in this table.

(12)	The dollar value listed in the table is based on $8.59 per share, the closing market price on March 17, 2004, the date of grant of 83,300 shares of Restricted Stock, of which (i) 27,766 shares vested on March 17, 2005, (ii) 27,767 shares will vest on March 17, 2006 and (iii) 27,767 shares will vest on March 17, 2007. As of December 31, 2004, the aggregate value of the 83,300 shares of Restricted Stock, all of which were unvested at that date, was $679,728, based on the closing market price of $8.16 per share of WebMD common stock on that date. Effective as of April 27, 2005, the date of Mr. Holstein’s resignation from WebMD, all unvested restricted stock held by Mr. Holstein was forfeited. For additional information, see “Executive Compensation — Compensation Arrangements with Named Executive Officers — Arrangements with Roger C. Holstein.”

      In accordance with SEC rules, the above table does not include certain perquisites and other benefits received by the named executive officers, which do not exceed the lesser of $50,000 and 10% of any officer’s salary and bonus disclosed in this table. In each of the years covered in the above table, none of the named executive officers received more than $15,000 in perquisites or other benefits and most of such benefits consisted of automobile allowances.

      The following table presents information concerning the options to purchase our common stock granted during the fiscal year ended December 31, 2004 to our named executive officers.
Option Grants in 2004

Individual Grants

	Number of		Percent of
	Securities		Total Options	Exercise
	Underlying		Granted to	or		Grant Date
	Options		Employees in	Base Price	Expiration	Present
Name	Granted(#)		2004(1)	($/Share)	Date	Value($)(2)

Kevin M. Cameron	200,000	(3)	1.0	8.59	3/17/2014	930,420
	1,500,000	(4)	7.8	6.99	10/1/2014	5,368,835
Andrew C. Corbin	—		—	—	—	—
Wayne T. Gattinella	250,000	(3)	1.3	8.59	3/17/2014	1,163,025
Tony G. Holcombe	400,000	(4)	2.1	6.99	10/1/2014	1,431,689
Roger C. Holstein	—		—	—	—	—
Charles A. Mele	250,000	(3)	1.3	8.59	3/17/2014	1,163,025
Martin J. Wygod	—		—	—	—	—

(1)	Based upon the total number of options that we granted to our employees during 2004.

(2)	The estimated grant date present value reflected in the above table was determined using the Black-Scholes model and the following data and assumptions: (a) the applicable option exercise prices; (b) the exercise of options within three years of the date that they become exercisable; (c) a risk-free interest rate of (i)1.9% per annum with respect to options granted on March 17, 2004 and (ii) 3.2% per annum with respect to options granted on October 1, 2004; (d) volatility of (i) 0.6 for WebMD common stock with respect to options granted on March 17, 2004 and (ii) 0.5 for WebMD common stock with respect to options granted on October 1, 2004; and (e) that no dividends are paid on WebMD common stock. The ultimate values of the options will depend on the future market price of our common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. We cannot predict whether the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(3)	These options vest and become exercisable with respect to 1/3 of the shares on each of September 17, 2005, September 17, 2006 and September 17, 2007.

(4)	These options vest and become exercisable as follows: 17% on the first anniversary of the date of grant; 18.5% on the second anniversary; 20% on the third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.

      The following table sets forth information with respect to the named executive officers concerning option exercises during 2004 and exercisable and unexercisable options they held as of December 31, 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

				Number of
				Securities Underlying		Value of Unexercised
				Unexercised Options at		In-the-Money Options
	Shares			December 31, 2004(#)		at December 31, 2004($)(2)
	Acquired on		Value
Name	Exercise(#)		Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin M. Cameron	—		—	1,337,168	1,825,000	885,305	1,755,000
Andrew C. Corbin	—		—	150,000	450,000	4,500	13,500
Wayne T. Gattinella	—		—	450,000	400,000	1,507,000	502,500
Tony G. Holcombe	—		—	100,000	700,000	—	468,000
Roger C. Holstein	—		—	3,234,000	1,000,000	3,345,000	1,470,000
Charles A. Mele	—		—	2,498,500	269,500	2,365,000	—
Martin J. Wygod	1,044,000	(3)	3,382,560	3,685,000	—	—	—

(1)	The value realized is calculated based on the amount by which the aggregate market price, on the date of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the optionholder on that date.

(2)	The value of unexercised in-the-money options is calculated based on the closing market price per share of our common stock as of December 31, 2004, which was $8.16, net of the applicable option exercise price per share.

(3)	Mr. Wygod has retained, through the date of this Annual Report, ownership of the shares acquired on exercise.
Compensation Arrangements with Named Executive Officers

Arrangements with Kevin M. Cameron
      We are party to an employment agreement with Kevin M. Cameron entered into in September 2004 at the time he was elected by the Board to be our Chief Executive Officer. The following is a description of Mr. Cameron’s employment agreement:

•	The agreement provides for an employment period through October 1, 2009.

•	The agreement provides for an annual base salary of $660,000 and an annual bonus of up to 100% of base salary. For the fiscal year ended December 31, 2004, Mr. Cameron received a bonus of $402,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance. For the fiscal year ending December 31, 2005, the amount of Mr. Cameron’s bonus will again be in the discretion of the Compensation Committee. For subsequent years, the amount of the bonus will be based upon performance goals to be approved by the Compensation Committee with respect to each such year.

•	In the event of the termination of Mr. Cameron’s employment by us “without cause” or by Mr. Cameron for “good reason,” as those terms are defined in Mr. Cameron’s employment agreement, he would be entitled to: (a) continue to receive his base salary (i) at the rate in effect at the time of termination for a period of time equal to the length of his employment after October 1, 2004, rounded down to the nearest six months, but not longer than three years or (ii) if the total amount payable would be greater, for two years at a rate equal to his prior base salary of $450,000; and (b) continue to participate in our benefit plans (or comparable plans) for the duration of the severance period. In addition, all options and restricted stock granted to Mr. Cameron at or prior to the date of the employment agreement would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Cameron remained employed by WebMD through the same period as his salary is continued (but not less than two years).

•	Mr. Cameron may terminate his employment upon 30 days notice after 11 months following a “change in control” (as defined in the employment agreement) and, if this occurs: (a) Mr. Cameron would be entitled to continue to receive his base salary at his then current rate through October 1, 2009 (or, if longer, for three years following the termination); (b) Mr. Cameron would be entitled to annual bonus payments for the period of salary continuance in an amount equal to (i) if the calculation is based on his bonus for 2005, 50% of his base salary or (ii) if the calculation is based on his bonus for any year after 2005, the amount of his bonus for the year prior to the termination; (c) his participation in our benefit plans (or comparable plans) would continue for the duration of the salary continuation period; and (d) all options and restricted stock granted to Mr. Cameron at or prior to the date of the employment agreement which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements.

•	If Mr. Cameron’s employment is terminated by us for cause or by him without good reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Cameron’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to three years of salary continuation, three years of benefit continuation and three years of vesting of the equity granted on or prior to October 1, 2004 and three years of continued exercisability of options to purchase WebMD common stock.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Cameron’s employment.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Cameron incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

      In connection with his election as Chief Executive Officer, Mr. Cameron received grants, effective October 1, 2004, of: (a) options to purchase 1,500,000 shares of our common stock at an exercise price of $6.99, the closing market price on that date; and (b) 275,000 shares of restricted stock. The options and the restricted stock will vest as follows: 17% on the first anniversary of the grant date; 18.5% on the second anniversary; 20% on the third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.
     Arrangements with Andrew C. Corbin
      We are party to an employment agreement with Andrew C. Corbin entered into in September 2003 at the time he was initially hired by WebMD to be its Chief Financial Officer. In February 2005, he assumed the additional responsibility of Interim President of our WebMD Practice Services segment. The following is a description of Mr. Corbin’s employment agreement:

•	The employment agreement provides for an employment period through October 13, 2008.

•	The employment agreement provides for an annual base salary of $450,000 and an annual bonus, with a target of up to 50% of his base salary. For the fiscal year ended December 31, 2004, Mr. Corbin received a bonus of $270,000, determined by the Compensation Committee in its discretion, based upon both his own and our company’s performance. As an inducement to enter into the employ of WebMD, Mr. Corbin’s employment agreement provided for a one-time bonus payment of $145,000 to be made on the first anniversary of commencement of his employment, which payment was made in October 2004.

•	In the event of the termination of Mr. Corbin’s employment by us “without cause” or by Mr. Corbin for “good reason,” as those terms are defined in Mr. Corbin’s employment agreement, he would be entitled to: (a) continue to receive his base salary at the rate in effect at the time of termination for one year; (b) payment (at the time bonuses are paid to executive officers generally) of the bonus for the year of termination calculated based upon the bonus program in effect, provided that if no such bonus program is in effect, such bonus would be 50% of base salary; and (c) continue to participate in our benefit plans (or comparable plans) for the duration of the severance period. In addition, the option to purchase 600,000 shares granted to Mr. Corbin at the inception of his employment would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Corbin remained employed by WebMD through the next vesting date.

•	Mr. Corbin may terminate his employment upon 30 days notice at any time after the first anniversary of a “change in control” (as defined in the employment agreement) and, if this occurs: (a) Mr. Corbin would be entitled to continue to receive his base salary for three years at his then current rate; (b) Mr. Corbin would be entitled to his bonus for the year of termination calculated in the same manner as if his employment was terminated without cause; (c) his participation in our benefit plans (or comparable plans) would continue for three years; and (d) the options to purchase 600,000 share of WebMD common stock granted in connection with his initial employment would remain outstanding and continue to vest as if he remained in our employ through the last vesting date applicable to the option.

•	If Mr. Corbin’s employment is terminated by us for cause or by him without good reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Corbin’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to the same benefits as if his employment was terminated by WebMD without cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the 18-month anniversary of the date of cessation of Mr. Corbin’s employment.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Corbin incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

     Arrangements with Wayne T. Gattinella
      WebMD, Inc., a wholly owned subsidiary of WebMD Corporation, is party to an employment agreement, dated as of April 28, 2005, with Wayne Gattinella, who serves as Co-CEO and President of our WebMD Health segment. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. Achievement of 50% of that bonus will be based upon the attainment of annual financial goals, and achievement of the remaining 50% will be based upon other annual performance goals.

•	In the event an initial public offering of WebMD Health equity is consummated, WebMD Health would recommend to its Compensation Committee that, upon consummation, Mr. Gattinella be granted 100,000 shares of restricted WebMD Health common stock and options to purchase 400,000 shares of WebMD Health common stock, such numbers to be adjusted, up or down, to the extent the capitalization of WebMD Health is more or less than 100,000,000 shares. The per share exercise price of the options would be the fair market value of the common stock on the IPO date, as determined by the Compensation Committee. The WebMD Health restricted stock and options would vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of a “change of control” of WebMD Health (as defined in the employment agreement), the unvested portion of the WebMD Health options would continue to vest until the later of (i) two years from the date of grant and (ii) the next scheduled vesting date following the change of control. The continued vesting would apply only if Mr. Gattinella remains employed until six months following such change of control or is terminated by WebMD Health’s successor “without cause” or he resigns for “good reason” during such six-month period.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WebMD, Inc. “without cause” or by Mr. Gattinella for “good reason” (as those terms are defined in the employment agreement) he would be entitled to continue to receive his base salary for one year from the date of termination and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In addition, the unvested portion of the option to purchase 600,000 shares of WebMD Corporation common stock granted to Mr. Gattinella at the inception of his employment would remain outstanding and continue to vest as if he remained in the employ of WebMD, Inc. until the first anniversary of the date of termination. In the event that a termination of Mr. Gattinella’s employment by WebMD, Inc. “without cause” or by Mr. Gattinella for “good reason” occurs before the fourth anniversary of the grant of the WebMD Health option described above, 25% of the WebMD Health options would continue to vest through the next vesting date following the date of termination.

      Mr. Gattinella is also a party to a related agreement with WebMD, Inc. that contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date his employment has ceased.
     Arrangements with Tony G. Holcombe
      We are party to an employment agreement with Tony G. Holcombe entered into in December 2003 and amended in September 2004 at the time he became President of WebMD. He is also the President of our WebMD Business Services segment. The following is a description of Mr. Holcombe’s employment agreement, as amended:

•	The employment agreement provides for an employment period through December 4, 2008.

•	Under the agreement, Mr. Holcombe’s annual base salary is $550,000. He is eligible to receive an annual bonus, with a target amount of 50% of his base salary, the actual amount to be in the discretion of the Compensation Committee. For 2004, Mr. Holcombe received a bonus of $300,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	In the event of the termination of Mr. Holcombe’s employment by us “without cause” or by Mr. Holcombe for “good reason,” as those terms are defined in Mr. Holcombe’s employment agreement, he would be entitled to: (a) continue to receive his base salary at the rate in effect at the time of termination for one year; and (b) continue to participate in our benefit plans (or comparable plans) for one year. In addition, the option granted to Mr. Holcombe in 2003, at the inception of his employment, would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Holcombe remained employed by WebMD through the next vesting date.

•	If Mr. Holcombe’s employment is terminated by us for cause or by him without good reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Holcombe’s employment.
      In connection with his election as President, Mr. Holcombe received grants, effective October 1, 2004, of: (a) options to purchase 400,000 shares of our common stock at an exercise price equal to $6.99, the closing market price on that date; and (b) 100,000 shares of restricted stock. The options and the restricted stock will vest as follows: 17% on the first anniversary of the grant date; 18.5% on the second anniversary; 20% on the third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.
     Arrangements with Roger C. Holstein
      In connection with Mr. Holstein’s resignation from WebMD, Mr. Holstein and WebMD entered into a letter agreement, dated as of April 27, 2005. Under the letter agreement, and subject to its terms and conditions:

•	Mr. Holstein will continue to receive his annual base salary of $660,000 until October 27, 2007, provided that the base salary for the first six months will be paid to Mr. Holstein in a lump sum at the end of such six-month period in accordance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, except to the extent any future guidance issued by the Internal Revenue Service under Section 409A does not subject such payments to Section 409A.

•	Mr. Holstein will generally continue to participate in our welfare benefit plans until the earlier of October 27, 2007 and the date upon which he receives comparable coverage under another plan.

•	The options to purchase WebMD Corporation common stock granted to Mr. Holstein will remain outstanding and continue to vest, and will otherwise be treated as if Mr. Holstein remained employed by WebMD, through April 27, 2007.
      The letter agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on April 27, 2007.
     Arrangements with Charles A. Mele
      We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary. The following is a description of Mr. Mele’s employment agreement:

•	The agreement provides for an employment period through July 1, 2006.

•	Mr. Mele currently receives an annual base salary of $450,000 and is entitled to receive a bonus in the same form and amount received by any other executive officer with similar responsibilities and compensation. For 2004, Mr. Mele received a bonus of $300,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	In the event of the termination of Mr. Mele’s employment due to his death or disability, by us “without cause” or by Mr. Mele for “good reason,” as those terms are defined in Mr. Mele’s employment agreement, he would be entitled to: (i) continuation of his base salary, at the rate then in effect, through the later of 18 months and the expiration of the term of the agreement; (ii) any bonuses that he would have normally been entitled to through the term of his employment agreement (the amount of the bonus for years subsequent to the year in which the termination of employment occurred will be equal to the bonus received for the year of termination); and (iii) continued participation in our benefit plans (or comparable plans) for thirty-six months. In addition, all options granted to Mr. Mele which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, unless otherwise specifically agreed to by Mr. Mele and WebMD in writing. A change in control (which is defined in the employment agreement) of WebMD is an event that constitutes good reason.

•	If Mr. Mele’s employment is terminated by us for cause or by him without good reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of the second anniversary of the date employment has ceased and the last day of the term of the agreement.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Arrangements with Martin J. Wygod
      In October 2001, we entered into an employment agreement with Martin J. Wygod, Chairman of the Board, who was then also our Chief Executive Officer. The following is a description of Mr. Wygod’s employment agreement:

•	The agreement provides for an employment period through October 8, 2006.

•	In accordance with the terms of the employment agreement, Mr. Wygod has elected to serve solely as Chairman of the Board and to perform duties commensurate with that position; his resignation as Chief Executive Officer did not result in the termination of his employment agreement or in any change in his compensation or the other terms of his employment, except that his annual base salary was reduced from $1,400,000 to $1,260,000. For 2004, Mr. Wygod received a bonus of $402,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	In the event of termination of Mr. Wygod’s employment by us without “cause” or by Mr. Wygod for “good reason,” as those terms are defined in his employment agreement, Mr. Wygod would become a consultant for us and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits for two years or, if longer, the expiration of the term of the employment period. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod that have not vested prior to the date of termination would be vested as of the date of termination and, assuming there has not been a “change in control” (as defined in the employment agreement, which definition includes certain business combination transactions), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event of a change in control of WebMD all outstanding options and other forms of equity compensation would become immediately vested on the date of the change in control and, if following the change in control, Mr. Wygod’s employment terminates for any reason other than cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A change in control is also an event that constitutes “good reason” for purposes of a termination by Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Compensation of Non-Employee Directors
      Our non-employee directors each receive an annual retainer of $30,000. The following additional annual retainers are paid to non-employee directors for service on standing committees:

•	Audit Committee — $15,000;

•	Compensation and Nominating Committees — $5,000; and

•	Governance & Compliance Committee — $10,000.
The following additional annual retainers are paid to the chairpersons of each standing committee for their services as chairperson:

•	Compensation Committee and Nominating Committee — $2,500; and

•	Audit Committee and Governance & Compliance Committee — $10,000.
      Our non-employee directors do not receive per meeting fees for service on the Board or any of its standing committees, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.
      Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler each received $60,000 for their service, during 2004, as members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC.” Members of the Special Committee will continue to receive compensation for their service on that committee.
      Mr. Dimick and Dr. Adler each received $10,000 for their service, during the last quarter of 2004, as members of a special committee of the Board to provide oversight of the preparations to establish WebMD Health as a separate publicly traded company.
      Our non-employee directors are eligible to receive stock options under our 2000 Long-Term Incentive Plan and our 1996 Stock Plan. All non-employee directors receive stock options pursuant to automatic annual grants of stock options under our 2000 Long-Term Incentive Plan made on each January 1. Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith and Dr. Adler each received automatic annual grants of options to purchase 20,000 shares of WebMD common stock on January 1, 2004 (with an exercise price of $8.99 per share) and January 1, 2005 (with an exercise price of $8.16 per share).
Other Compensation Information
      WebMD does not offer any deferred compensation plans to its directors or executive officers.
      WebMD does not offer any retirement plans to its directors and does not offer any retirement plans to its executive officers, other than 401(k) plans and the Performance Incentive Plan (an employee stock ownership plan), which are each generally available to employees.
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
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information with respect to the beneficial ownership of WebMD common stock, as of April 20, 2005 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our common stock, by each of our directors, by each of our named executive officers, as described above under “Executive Compensation,” and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR Corp.	33,955,709	(3)	—	33,955,709	10.7%
82 Devonshire Street
Boston, Massachusetts 02109
Manning & Napier Advisors, Inc.	26,429,000	(4)	—	26,429,000	8.3%
1100 Chase Square
Rochester, New York 14604
Perry Corp.	23,266,684	(5)	—	23,266,684	7.3%
599 Lexington Ave., 36th Fl.
New York, New York 10022
Merrill Lynch & Co., Inc.	18,885,751	(6)	—	18,885,751	5.9%
World Financial Center, North Tower
2500 Vesey Street
New York, New York 10381
Mark J. Adler, M.D.	32,600	(7)	145,166	177,766	*
Paul A. Brooke	371,667	(8)	119,166	490,833	*
Kevin M. Cameron	305,155	(9)	1,462,168	1,767,323	*
Andrew C. Corbin	33,169	(10)	150,000	183,169	*
Neil F. Dimick	—		31,666	31,666	*
Wayne T. Gattinella	33,535	(11)	369,700	403,235	*
Tony G. Holcombe	137,500	(12)	100,000	237,500	*
Roger C. Holstein	115,309	(13)	3,334,000	3,449,309	1.1%
James V. Manning	859,047	(14)	157,166	1,016,213	*
Charles A. Mele	228,075	(15)	2,518,000	2,746,075	*
Herman Sarkowsky	533,494	(16)	419,166	952,660	*
Joseph E. Smith	29,250		145,166	174,416	*
Martin J. Wygod	8,727,395	(17)	3,685,000	12,412,395	3.9%
All executive officers and directors as a group (18 persons)	11,403,912		17,976,911	29,380,823	8.8%

   *     Less than 1%

(1)	The amounts set forth below include 236 shares allocated to each of Messrs. Gattinella, Holstein, Mele and Wygod and 155 shares allocated to Mr. Cameron pursuant to the WebMD Corporation Performance Incentive Plan, a retirement plan intended to be qualified under Section 401(a) of the Internal Revenue Code (which we refer to in this table as PIP Shares). The amount set forth below for “All executive officers and directors as a group” includes an aggregate of 2,043 PIP Shares. Performance Incentive Plan participants do not have dispositive power with respect to PIP Shares (including vested PIP Shares) until the shares are distributed in accordance with the terms of the Plan. Participants will forfeit all rights with respect to unvested PIP Shares if they leave WebMD for any reason other than death or disability. Generally, one-third of the number of PIP Shares allocated to each participant vests on each December 31 following the allocation. Messrs. Cameron, Corbin, Gattinella, Holcombe, Holstein and Mele are beneficial owners of shares of common stock of WebMD subject to vesting requirements based on continued employment by WebMD (which we refer to as Restricted Stock) in the respective amounts stated in the footnotes below. Holders of Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of Restricted Stock. For information regarding the vesting schedules of the Restricted Stock, see “Executive Compensation — Summary Compensation Table” above.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of WebMD common stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 20, 2005. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 20, 2005 (which was 317,554,614) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of December 31, 2004 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund, Abigail P. Johnson and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of December 31, 2004, sole power to dispose of or to direct the disposition of 33,955,709 shares of WebMD common stock and sole power to vote or to direct the vote of 656,129 shares of WebMD common stock. Sole power to vote the other shares of WebMD common stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 23,319,200 shares of WebMD common stock as of December 31, 2004.

(4)	The information shown is as of December 31, 2004 and is based upon information disclosed by Manning & Napier Advisors, Inc. in a Schedule 13G filed with the SEC. Manning & Napier reported that, as of December 31, 2004, it had sole power to vote or direct the vote of 24,338,500 shares of WebMD common stock and sole power to dispose of or to direct the disposition of 2,090,500 shares of WebMD common stock.

(5)	The information shown is as of December 31, 2004 and is based upon information disclosed by Perry Corp. and Richard C. Perry in a Schedule 13G filed with the SEC. Such persons reported that they have sole power to vote or direct the vote and sole power to dispose or to direct the disposition of 23,266,684 shares of WebMD common stock.

(6)	The information shown is as of December 31, 2004 and is based upon information disclosed by Merrill Lynch & Co., Inc. (ML&Co.) on behalf of Merrill Lynch Investment Managers (MLIM) in a Schedule 13G filed with the SEC. ML&Co., on behalf of MLIM, reported having shared power to dispose or to direct the disposition of 18,885,751 shares of WebMD common stock and shared power to vote or to direct the voting of 18,885,751 shares of WebMD common stock. As described in the Schedule 13G, MLIM is an operating division of ML&Co.’s indirectly owned asset management subsidiaries and, as of December 31, 2004, the following asset management subsidiaries held shares of WebMD common stock: Fam (Sub) Adv Prudential Investments LLC; Asset Management, L.P.;

Merrill Lynch Global Asset Management, Ltd.; Merrill Lynch Investment Managers, L.P.; and Merrill Lynch Investment Managers, LLC.

(7)	Represents 10,000 shares held by Dr. Adler, 22,000 shares held by the Adler Family Trust and 600 shares held by Dr. Adler’s son.

(8)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(9)	Represents 10,000 shares held by Mr. Cameron, 155 PIP Shares and 295,000 shares of Restricted Stock.

(10)	Represents 8,169 shares held by Mr. Corbin and 25,000 shares of Restricted Stock.

(11)	Represents 8,299 shares held by Mr. Gattinella, 236 PIP Shares and 25,000 shares of Restricted Stock.

(12)	Represents 12,500 shares held by Mr. Holcombe and 125,000 shares of Restricted Stock.

(13)	Represents 58,582 shares held by Mr. Holstein, 957 shares allocated to Mr. Holstein’s account under a 401(k) Plan, 236 PIP Shares and 55,534 shares of Restricted Stock.

(14)	Represents 787,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc. (d/b/a WebMD Charitable Fund), a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(15)	Represents 99,233 shares held by Mr. Mele, 1,622 shares allocated to Mr. Mele’s account under a 401(k) Plan, 236 PIP Shares, 25,000 shares of Restricted Stock and 101,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Mele and Wygod are trustees and share voting and dispositive power.

(16)	Represents 437,662 shares held by Mr. Sarkowsky and 95,832 shares held by Sarkowsky Family L.P.

(17)	Represents 8,384,996 shares held by Mr. Wygod, 236 PIP Shares, 7,600 shares held by Mr. Wygod’s spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 71,247 shares held by Synetic Foundation, Inc. (d/b/a WebMD Charitable Fund), a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 101,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.
Equity Compensation Plan Information
      The following table contains certain information, as of December 31, 2004, about our equity compensation plans.

(b)
		Weighted-	(c)
		average exercise	Number of securities
	(a)	price of	remaining available for
	Number of securities to be	outstanding	future issuance under equity
	issued upon exercise of	options,	compensation plans
	outstanding options, warrants	warrants and	(excluding securities
Plan category(1)	and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	44,186,042	$10.40	12,361,127	(2)
Equity compensation plans not approved by security holders(3)	21,722,628	$8.04	1,894,552	(4)

Total	65,908,670	$9.62	14,255,679	(2)(4)

(1)	This table does not include (a) outstanding options to acquire 47,316,252 shares of WebMD common stock at a weighted-average exercise price of $16.12 per share that were assumed by WebMD in mergers or acquisitions or (b) outstanding warrants to acquire 608,232 shares of WebMD common stock at a weighted-average exercise price of $7.98 per share that were assumed by WebMD in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 14 to the Consolidated Financial Statements in this Annual Report.

(2)	Includes 5,102,219 shares of common stock reserved for issuance under our 1998 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 14 to the Consolidated Financial Statements in this Annual Report.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and NASDAQ rules at the time the plans were created. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 6,967,670 shares of WebMD common stock at a weighted-average exercise price of $10.70 per share. None of these warrants are held by WebMD employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see Notes 3 and 13 to the Consolidated Financial Statements in this Annual Report. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 692,755 shares of WebMD common stock available for grant under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders
      2001 Stock Plan. The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2004 options to purchase 117,739 of our common stock remained available for grant under the 2001 Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of WebMD common stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of WebMD. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to Kevin Cameron the authority to grant options and determine the terms and conditions of such grant in accordance with the terms of the Plan.
      2002 Restricted Stock Plan. The 2002 Restricted Stock Plan authorizes the granting of awards of shares of WebMD common stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2004, 692,755 shares of restricted common stock remained available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under the plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock

Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of the plan has been delegated to Kevin Cameron.
      Envoy Stock Plan. In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock and grants of shares of common stock. As of December 31, 2004, 214,683 shares of our common stock remained available for option grants or grants of shares under the Envoy Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one fiscal year under the Envoy Stock Plan to any one person is 1,000,000, except that, in connection with an employee’s initial employment, he or she may be granted options to purchase an additional 500,000 shares which shall not count against the 1,000,000 limit. The terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.
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
      ABF Stock Plan. The 2003 Nonqualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc., which we refer to as the ABF Stock Plan, was adopted on June 12, 2003 in connection with our acquisition of Advanced Business Fulfillment, or ABF. Grants under the plan are limited to ABF employees who are not executive officers of WebMD. At the time of the closing of the acquisition of ABF, options to purchase 3,570,000 shares of WebMD common stock were granted under the ABF Stock Plan to ABF employees. The options have an exercise price of $11.73 (the fair market value of WebMD common stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. As of December 31, 2004, options to purchase 869,375 shares of WebMD common stock remained available for grant under the ABF Stock Plan, although the Compensation Committee does not intend that WebMD shall make further grants under this Plan. The other terms of the ABF Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.
      Dakota Imaging Stock Plan. The 2004 Nonqualified Stock Option Plan for Employees of Dakota Imaging, Inc., which we refer to as the Dakota Stock Plan, was adopted on April 19, 2004 in connection with our acquisition of Dakota Imaging. Grants under the plan are limited to Dakota Imaging employees who are not executive officers of WebMD. At the time of the closing of the acquisition of Dakota Imaging, options to purchase 1,000,000 shares of WebMD common stock were granted under the Dakota Imaging Stock Plan to Dakota Imaging employees. The options have an exercise price of $8.83 (the fair market value of WebMD common stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. No further grants will be made under this Plan. The other terms of the Dakota Imaging Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.
      VIPS Stock Plan. The 2004 Nonqualified Stock Option Plan for Employees of VIPS, Inc., which we refer to as the VIPS Stock Plan, was adopted on July 28, 2004 in connection with our acquisition of VIPS. Grants under the plan are limited to VIPS employees who are not executive officers of WebMD. At the time of the closing of the acquisition of VIPS, options to purchase 989,000 shares of WebMD common stock were granted under the VIPS Stock Plan to VIPS employees. The options have an exercise price of $7.27 (the fair market value of WebMD common stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. No further grants will be made under this Plan. The other terms of the VIPS Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Item 13.	Certain Relationships and Related Transactions
      On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, our Executive Vice President, Business Development. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan is full recourse and is secured by a pledge by Mr. Draughon of all shares of WebMD common stock owned by him and all options to purchase shares of WebMD common stock owned by him. As of April 20, 2005, approximately $107,000 of the principal amount and approximately $11,000 of accrued interest were outstanding. The largest amount outstanding during 2004 was $116,437.
      We were reimbursed approximately $236,000 during 2004 and approximately $230,000 during 2003 by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for personal use of certain of our staff and office facilities and for the personal portion of certain travel expenses.
      We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, a former executive officer of WebMD and a former member of our Board of Directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2009. During 2004, the aggregate amount of rent payable under the lease was approximately $1,203,000. During 2003, the aggregate amount of rent payable under the lease was approximately $1,087,000.
      Mark J. Adler, M.D., a non-employee director of WebMD, is a partner in a group medical practice that is a customer of WebMD Practice Services. The practice purchases products and services on terms generally available, in the ordinary course of our business, to similar customers. During 2004, the aggregate amount payable to WebMD Practice Services by this practice was approximately $19,000. During 2003, the aggregate amount payable to WebMD Practice Services by this practice was approximately $73,000.
      On December 15, 2003, in connection with our initial employment of Tony G. Holcombe, who is currently President of WebMD, we entered into an agreement that allowed him to require WebMD to purchase from him certain shares of stock of his prior employer. The agreement expired on January 15, 2005, without any purchases being made by WebMD.
      Affiliates of FMR Corp. provide services to us in connection with certain of our 401(k) plans. During 2004, the aggregate amount payable by us for these services was approximately $43,800. During 2003, the aggregate amount payable by us for these services was approximately $64,500. In 2004, WebMD Health entered into an agreement with Fidelity Human Resources Services LLC (FHRS) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp. FHRS provides benefits and human resources administration, workforce effectiveness, payroll solutions and stock plan services to employers. The agreement provides for FHRS to integrate WebMD Health’s employer product, Health and Benefits Manager, into the services FHRS provides to its clients. In addition, WebMD Health’s Health and Benefits Manager has been rolled out to the Fidelity employee base. WebMD recorded approximately $817,000 in revenue in 2004 related to the FHRS agreement.

Item 14.	Principal Accountant Fees and Services
      In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2004 and 2003 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD were:

Type of Fees	2004	2003

Audit Fees	$3,262,600	$2,449,278
Audit-Related Fees	323,970	380,860
Tax Fees	27,680	99,000
All Other Fees	1,750	2,500

Total Fees	$3,616,000	$2,931,638

      In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for that fiscal year, (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed for that fiscal year; (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements; (c) for 2004, also include fees billed for the audit of internal control over financial reporting and management’s assessment of internal control over financial reporting; and (d) for 2003, also include fees billed for a standalone audit of Porex;

•	“audit-related fees” are fees billed in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and, in 2004 and 2003, consisted of fees related to the audit of our employee benefit plans and fees for acquisition due diligence assistance; and

•	“tax fees” are fees billed in the year, if any, for professional services for tax compliance, tax advice, and tax planning and

—	in 2004, consisted of fees for tax consulting related to net operating loss analysis and for compliance assistance; and

—	in 2003, consisted of fees for tax consulting related to acquisitions; and

•	“all other fees” are fees billed in the year, if any, for any products and services not included in the first three categories and, in both 2004 and 2003, consisted of a subscription to Ernst & Young Online, a research tool.
      None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2004 is compatible with Ernst & Young maintaining their independence.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2005.

WebMD Corporation

By:	/s/ Andrew C. Corbin

Andrew C. Corbin
Executive Vice President and
Chief Financial Officer