Form 10-Q
period 2005-03-31
WEBMD CORP /NEW/
filed 2005-05-10
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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
Yes ☒     No ☐
As of May 4, 2005, there were 318,523,563 shares of the
registrant’s Common Stock outstanding.

WEBMD CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2005
WebMD®, WebMD Health®, dakota imagingtm, Digital Office Manager®, DIMdx®, Envoy®, ExpressBill®, Image Directorsm, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Physician Flowsm, POREX®, Publishers’ Circle®, RxList®, The Little Blue Booktm, The Medical Manager® and ViPSsm are trademarks of WebMD Corporation or its subsidiaries.

FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.
      Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services;

•	the inability to successfully deploy new or updated applications or services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastic industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.
      The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WEBMD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,754	$46,019
Short-term investments	130,690	61,675
Accounts receivable, net of allowance for doubtful accounts of $13,088 at March 31, 2005 and $13,433 at December 31, 2004	218,028	204,447
Inventory	13,844	13,978
Prepaid expenses and other current assets	38,421	40,613

Total current assets	443,737	366,732

Marketable debt securities	396,220	511,864
Marketable equity securities	3,331	4,017
Property and equipment, net	93,778	89,677
Goodwill	1,030,948	1,010,564
Intangible assets, net	263,074	260,509
Other assets	45,815	48,871

	$2,276,903	$2,292,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,423	$17,366
Accrued expenses	161,588	201,528
Deferred revenue	109,444	99,543

Total current liabilities	279,455	318,437

3 1/4% convertible subordinated notes due 2007	299,999	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	1,236	1,283

Commitments and contingencies

Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004	98,357	98,299
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 398,256,085 shares issued at March 31, 2005; 394,041,320 shares issued at December 31, 2004	40	39
Additional paid-in capital	11,789,824	11,776,911
Deferred stock compensation	(5,911)	(7,819)
Treasury stock, at cost; 80,849,495 shares at March 31, 2005 and December 31, 2004	(379,968)	(379,968)
Accumulated deficit	(10,163,113)	(10,172,904)
Accumulated other comprehensive income	6,984	7,957

Total stockholders’ equity	1,247,856	1,224,216

	$2,276,903	$2,292,234

See accompanying notes.

WEBMD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue	$303,934	$271,214
Costs and expenses:
Cost of operations	172,163	162,642
Development and engineering	14,640	11,096
Sales, marketing, general and administrative	82,137	76,994
Depreciation and amortization	16,504	12,585
Legal expense	4,160	2,037
Loss on investments	3,832	84
Interest income	4,321	5,483
Interest expense	4,781	4,748
Other income, net	—	121

Income before income tax provision	10,038	6,632
Income tax provision	189	931

Net income	$9,849	$5,701

Net income per common share:
Basic and diluted	$0.03	$0.02

Weighted-average shares outstanding used in computing net income per common share:
Basic	325,334	311,011

Diluted	335,689	327,402

See accompanying notes.

WEBMD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$9,849	$5,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,504	12,585
Amortization of debt issuance costs	726	746
Non-cash content and distribution services	2,627	5,293
Non-cash stock-based compensation	1,651	1,705
Bad debt expense	2,283	1,472
Loss on investments	3,832	84
Gain on sale of property and equipment	—	(121)
Changes in operating assets and liabilities:
Accounts receivable	(14,122)	(191)
Inventory	134	202
Prepaid expenses and other, net	2,931	6,337
Accounts payable	(8,631)	(1,548)
Accrued expenses	(106)	(3,177)
Deferred revenue	5,279	568

Net cash provided by operating activities	22,957	29,656
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	45,846	464,352
Purchases of available-for-sale securities	(2,550)	(285,351)
Proceeds received from sale of property and equipment	400	417
Purchases of property and equipment	(11,892)	(6,568)
Cash paid in business combinations, net of cash acquired	(70,775)	(70)

Net cash (used in) provided by investing activities	(38,971)	172,780
Cash flows from financing activities:
Proceeds from issuance of common stock	13,170	10,885
Payments of notes payable and other	(63)	(95)
Net proceeds from issuance of preferred shares	—	98,115
Purchases of treasury stock	—	(4,877)

Net cash provided by financing activities	13,107	104,028
Effect of exchange rates on cash	(358)	(194)

Net (decrease) increase in cash and cash equivalents	(3,265)	306,270
Cash and cash equivalents at beginning of period	46,019	39,648

Cash and cash equivalents at end of period	$42,754	$345,918

See accompanying notes.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies
Basis of Presentation
      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Inventory
      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following:

	March 31,	December 31,
	2005	2004

Raw materials and supplies	$3,898	$3,925
Work-in-process	1,436	1,335
Finished goods and other	8,510	8,718

	$13,844	$13,978

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation
      The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,

	2005	2004

Net income as reported	$9,849	$5,701
Add: Stock-based employee compensation expense included in reported net income	1,651	1,705
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,540)	(17,052)

Pro forma net income (loss)	$960	$(9,646)

Net income (loss) per common share:
Basic and diluted — as reported	$0.03	$0.02

Basic and diluted — pro forma	$0.00	$(0.03)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2005 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2004 assumptions except with respect to the volatility assumption which was 0.5 for options granted during the three months ended March 31, 2005. The 2004 assumptions were included in Note 14 to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Net Income Per Common Share
      Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the assumed conversion of the Convertible Redeemable Exchangeable Preferred Stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effect to potentially dilutive securities. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended
	March 31,

	2005	2004

Numerator:
Net income	$9,849	$5,701

Denominator:
Common stock	314,696	309,491
Convertible redeemable exchangeable preferred stock	10,638	1,520

Weighted-average shares — Basic	325,334	311,011
Employee stock options, restricted stock and warrants	10,355	16,391

Adjusted weighted-average shares after assumed conversions — Diluted	335,689	327,402

Net income per common share:
Basic and diluted	$0.03	$0.02

      The Company has excluded convertible subordinated notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended
	March 31,

	2005	2004

Options and warrants	84,122	87,574
Convertible notes	55,129	55,129

	139,251	142,703

Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash and cash equivalents. The Company reclassified $96,600 of investments in auction rate securities that were previously included in cash and cash equivalents to short-term investments as of March 31, 2004. The Company has included purchases and sales of auction rate securities in the accompanying consolidated statements of cash flows as a component of its investing activities. This reclassification had no impact on the Company’s results of operations and cash flow from operating activities.

2.	Business Combinations
2005 Acquisition
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides health plans and employers, and their members and employees, with online decision-support tools that evaluate both the cost and quality of hospital care. The total purchase consideration of HealthShare was approximately $29,783, comprised of $29,533 in cash, net of the cash acquired and $250 of estimated acquisition costs. Additionally, the Company agreed to pay up to $5,000

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during 2006 if certain milestones are achieved in 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $23,141 and an intangible asset subject to amortization of $10,000 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD Health segment.
2004 Acquisitions
      On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held company that provides online healthcare content for consumers. The total purchase consideration of MedicineNet was approximately $17,209 comprised of $16,732 in cash, net of the cash acquired and $477 of estimated acquisition costs. Additionally, the Company agreed to pay up to $15,000 in April 2006 if certain milestones are achieved in 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $9,104 and intangible assets subject to amortization of $7,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with estimated useful lives of three years, $900 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the WebMD Health segment.
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
      On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held entity that operates an online drug directory for consumers and healthcare professionals. The total purchase consideration was approximately $5,455 comprised of $4,500 in cash, $500 to be paid in 2006 and $455 of estimated acquisition costs. Additionally, the Company agreed to pay up to an additional $5,000 beginning in February 2006 if certain milestones are achieved in 2005 and 2006. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $4,420 and an intangible asset subject to amortization of $1,053 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD Health segment.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 11, 2004, the Company completed its acquisition of VIPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,608 comprised of $165,208 in cash, net of the cash acquired, and $1,400 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $71,449 and intangible assets subject to amortization of $84,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $38,800 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $34,800 relating to acquired technology with estimated useful lives of five years and $10,400 relating to a trade name with an estimated useful life of ten years. The results of operations of ViPS have been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and are included in the WebMD Business Services segment.
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
      In 2004, the Company acquired one practice services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company meets certain financial milestones. In connection with the preliminary allocation of the purchase price, intangible assets

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to amortization of $85 were recorded, principally related to customer relationships and non- compete agreements. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date and are included in the WebMD Practice Services segment.
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the three months ended March 31, 2004 gives effect to the acquisition of ViPS including the amortization of intangible assets, as if it had occurred as of January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2005 and 2004 have been excluded as the pro forma impact of such acquisitions was not significant to the period presented.

Three Months
Ended
March 31, 2004

Revenue	$286,278
Net income	$6,109

Basic and diluted income per common share:
Net income	$0.02

3.	Convertible Redeemable Exchangeable Preferred Stock
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
      The Preferred Stock has a liquidation preference of $100,000 in the aggregate and is convertible into 10,638,297 shares of the Company’s common stock in the aggregate, representing a conversion price of $9.40 per share of common stock. The Company may not redeem the Preferred Stock prior to March 2007. Thereafter, the Company may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by the Company prior to March 2008 shall be subject to the condition that the average closing sale price of the Company’s common stock is at least $13.16 per share, subject to adjustment. The Company is required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to the liquidation preference of the Preferred Stock, payable in cash or, at the Company’s option, in shares of the Company’s common stock. If the Company’s common stock is used to redeem the Preferred Stock, the number of shares to be issued will be determined by valuing the common stock at 90% of its closing price during the 15 trading days preceding redemption.
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

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. For the three months ended March 31, 2005 and 2004, $58 and $8, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock.

4.	Convertible Subordinated Notes

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
      The Company incurred issuance costs related to the 1.75% Notes of approximately $10,354, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand redemption.

$300,000 3 1/4% Convertible Subordinated Notes due 2007
      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrues at the rate of 3 1/4% per annum and is payable semiannually on April 1 and October 1. Unless previously redeemed or converted, the 3 1/4% Notes will mature on April 1, 2007. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share), subject to adjustment in certain circumstances. During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes. As of March 31, 2005, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,808 shares of the Company’s common stock.
      On May 2, 2005, the Company elected to redeem all of the outstanding 3 1/4% Notes. At any time prior to 5:00 p.m., Eastern Time, on June 1, 2005, holders may convert their 3 1/4% Notes into shares of the Company’s common stock, in accordance with the provisions of the Indenture, dated as of April 1, 2002, between the Company and The Bank of New York, as trustee. To the extent that holders of the 3 1/4% Notes do not convert their 3 1/4% Notes into shares of the Company’s common stock, the 3 1/4% Notes will be redeemed for cash on June 2, 2005 at a redemption price of 101.3% of the principal amount thereof, plus accrued and unpaid interest. The source of any cash required for the redemption will be the Company’s cash on hand and proceeds from sales of marketable debt securities that the Company currently owns.
      The Company incurred issuance costs related to the 3 1/4% Notes of $7,654, of which $3,104 was unamortized as of March 31, 2005 and was included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized using the effective interest method over the term of the 3 1/4% Notes. The amortization of the issuance costs is included in interest expense in the accompanying consolidated statements of operations.

5.	Stockholders’ Equity

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

Stock Repurchase Program
      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate amount of purchases under the Program was subsequently increased to $100,000, $150,000 and $200,000 on November 2, 2001, November 7, 2002 and August 19, 2004, respectively. As of March 31, 2005, the Company had repurchased 26,585,986 shares at a cost of approximately $138,468 under the Program. The Company did not repurchase its common stock during the three months ended March 31, 2005. The Company repurchased a total of 546,250 shares during the three months ended March 31, 2004 for an aggregate purchase price of $4,877. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2005, the Company had $61,532 available to repurchase shares of its common stock under the Program.

6.	Segment Information
      Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of WebMD Business Services products into the WebMD Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, loss on investments, other income, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to content, advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.
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
      WebMD Health provides health information services to consumers, physicians and healthcare professionals through online portals and specialized publications. WebMD Health’s public and private online portals provide access to news and articles, searchable in-depth information and dynamic interactive services. WebMD Health’s public portals sell advertising and sponsorship programs, including online continuing medical education (CME) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. WebMD Health’s private portals are licensed to employers and health plans for use by their employees and members. In addition, WebMD Health publishes medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Three Months Ended
	March 31,

	2005	2004

Revenues
WebMD Business Services	$185,733	$163,779
WebMD Practice Services	73,018	71,006
WebMD Health	33,575	26,309
Porex	19,856	18,421
Inter-segment eliminations	(8,248)	(8,301)

	$303,934	$271,214

Income before taxes, non-cash and other items
WebMD Business Services	$38,253	$29,850
WebMD Practice Services	4,397	1,351
WebMD Health	4,851	4,542
Porex	5,397	5,042
Corporate	(13,626)	(13,305)
Interest income	4,321	5,483
Interest expense	(4,781)	(4,748)

	38,812	28,215
Taxes, non-cash and other items
Depreciation and amortization	(16,504)	(12,585)
Non-cash content and distribution services and stock compensation	(4,278)	(6,998)
Legal expense	(4,160)	(2,037)
Loss on investments	(3,832)	(84)
Other income, net	—	121
Income tax provision	(189)	(931)

Net income	$9,849	$5,701

7.	Investments
      As of March 31, 2005 and December 31, 2004, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	March 31, 2005		December 31, 2004

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$42,754	$42,754	$46,019	$46,019
Short-term investments	130,220	130,690	62,077	61,675
Marketable securities — long term	400,780	399,551	516,188	515,881

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$130,220	$130,690
Due after one year through three years	399,288	396,220

Total	$529,508	$526,910

8.	Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, such as changes in unrealized holding gains or losses on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive loss for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,

	2005	2004

Foreign currency translation losses	$922	$309
Unrealized losses on securities:
Unrealized holding losses	3,883	1,573
Less: reclassification adjustment for net losses realized in net income	(3,832)	(84)

Net unrealized losses on securities	51	1,489

Other comprehensive loss	973	1,798

Net income	9,849	5,701

Comprehensive income	$8,876	$3,903

      The foreign currency translation losses are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.
      Accumulated other comprehensive income includes the following:

	March 31,	December 31,
	2005	2004

Unrealized losses on securities	$(760)	$(709)
Foreign currency translation gains	7,744	8,666

Total accumulated other comprehensive income	$6,984	$7,957

      During the three months ended March 31, 2005, the Company determined that the gross unrealized loss on certain of its short-term and long-term marketable debt securities was not temporary in nature. As a result, the Company realized a loss on its investments of $4,251. This loss on investments was offset by marketable debt securities sold for a net realized gain of $419. The Company collected proceeds of $45,846 from this sale.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the three months ended March 31, 2005 are as follows:

	WebMD	WebMD
	Business	Practice	WebMD
	Services	Services	Health	Porex	Total

Balance as of January 1, 2004	$585,988	$182,809	$36,843	$38,808	$844,448
Acquisitions during the period	99,829	—	14,942	4,122	118,893
Contingent consideration payments for prior period acquisitions	60,955	155	1,500	—	62,610
Tax reversals	(7,141)	(7,321)	—	—	(14,462)
Adjustments to finalize purchase price allocations	(1,263)	—	(116)	—	(1,379)
Effects of exchange rates	—	—	—	454	454

Balance as of January 1, 2005	738,368	175,643	53,169	43,384	1,010,564
Acquisition during the period	—	—	23,141	—	23,141
Contingent consideration payments for prior period acquisitions(b)	(1,106)	—	1,000	—	(106)
Tax reversals(a)	(1,148)	—	—	—	(1,148)
Adjustments to finalize purchase price allocations	116	—	(1,418)	—	(1,302)
Effects of exchange rates	—	—	—	(201)	(201)

Balance as of March 31, 2005	$736,230	$175,643	$75,892	$43,183	$1,030,948

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company reduced goodwill and accrued liabilities by $1,148 for the WebMD Business Services segment for the first quarter of 2005. The reduction related to the favorable resolution of estimated tax liabilities established in connection with a 2000 acquisition.

(b)	During the three months ended March 31, 2005, the Company accrued for contingent consideration payments in the amount of $1,960 and $1,000 for the WebMD Business Services segment’s and the WebMD Health segment’s 2003 Acquisitions. These payments were made during the second quarter of 2005. In addition, during the three months ended December 31, 2004, the Company accrued $43,500 for ABF’s estimated contingent consideration payment. The actual payment made during the first quarter of 2005 was $40,434. The over accrual in the amount of $3,066 was adjusted from goodwill for the WebMD Business Services segment.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	March 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$370,562	$(221,346)	$149,216	$369,704	$(217,874)	$151,830
Technology and patents	235,422	(159,113)	76,309	234,722	(155,687)	79,035
Trade names	40,716	(28,030)	12,686	40,716	(26,923)	13,793
Non-compete agreements and other	27,913	(3,050)	24,863	17,920	(2,069)	15,851

Total	$674,613	$(411,539)	$263,074	$663,062	$(402,553)	$260,509

      Amortization expense was $8,986 and $6,015 for the three months ended March 31, 2005 and 2004, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ended December 31, 2005 (April 1st to December 31st)	28,020
2006	34,671
2007	33,410
2008	28,185
2009	20,700
Thereafter	118,088

10.	Commitments and Contingencies
      In April 2004, the Company, through its WebMD Business Services segment, acquired Dakota Imaging, Inc., a provider of technology and services for converting paper healthcare claims to electronic format and of related document management services.
      On April 6, 2005, the Company’s Dakota Imaging subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota Imaging prior to its acquisition by WebMD Business Services. In addition, Dakota Imaging filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action.
      On May 9, 2005, the defendants filed an Answer and Counterclaim against Dakota Imaging. In the Answer and Counterclaim, defendants allege that Dakota Imaging did not have the right to terminate them for cause and that Dakota Imaging violated provisions of their employment agreements. Defendants seek damages for the alleged breaches of their employment agreements. Defendants also allege that Dakota Imaging, as well as the Company and Envoy Corporation, a subsidiary of the Company, violated the merger agreement pursuant to which Envoy acquired Dakota Imaging. Defendants allege that the terminations and other actions taken by the Company, Envoy and Dakota Imaging interfered with the defendants’ rights with respect to potential contingent “earn-out” consideration under provisions contained in the merger agreement. The merger agreement provides for contingent consideration based on achievement of certain financial milestones in specified time periods and defendants seek damages in excess of $25,000, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the merger agreement.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We believe that the counterclaims are without merit and intend to vigorously defend against them.
      In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Part II, Item 1 of this Quarterly Report and in the Company’s 2004 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.	Subsequent Events
      As previously announced, our WebMD Health segment recruited a new co-Chief Executive Officer and accepted the resignation of its former Chief Executive Officer in April 2005. The Company expects to report a charge related to the recruitment of the WebMD Health segment’s co-Chief Executive Officer and the resignation of its former Chief Executive Officer during the second quarter of 2005 in an amount of approximately $2.2 million.
      WebMD Health Holdings, Inc., a wholly owned subsidiary of the Company formed to be a holding company for its WebMD Health segment, plans to file a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. WebMD Health Holdings, Inc. intends to sell approximately 10%-14% of its equity in the offering. The Company’s current intention is that WebMD Health Holdings, Inc. will retain all of the proceeds of the offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of WebMD, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of March 31, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
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

•	WebMD Practice Services. We develop and market information technology systems for healthcare providers and related services, under The Medical Manager, Intergy and WebMD Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD Health. We provide health information services to consumers, physicians and healthcare professionals through online portals and specialized publications. Our public and private online portals provide access to news and articles, searchable in-depth information and dynamic interactive services. Our public portals sell advertising and sponsorship programs, including online continuing medical education (CME) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members. In addition, we publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Recent Developments
      WebMD Health IPO. WebMD Health Holdings, Inc., a wholly owned subsidiary formed by us to be a holding company for our WebMD Health segment, plans to file a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. WebMD Health Holdings intends to sell approximately 10%-14% of its equity in the offering. Our current intention is that WebMD Health Holdings will retain all of the proceeds of the offering. Upon completion of the offering, WebMD Health Holdings will be a public company, with its own board of directors, but will be controlled by our company. We intend to enter into a number of agreements with WebMD Health Holdings governing the future relationship of the companies, including a services agreement. Under the services agreement, WebMD Health Holdings will receive services to be provided by our finance, legal, human resources, business development, administrative and information processing personnel or by third party vendors or service providers engaged by us for related services. The specific services and the terms on which those services will be provided will be determined prior to completion of the offering. We believe that the benefits of an initial public offering by WebMD Health Holdings include:

•	creating a security that allows investors to participate directly in the performance of our WebMD Health segment;

•	enabling us to motivate WebMD Health employees through equity compensation plans that provide for equity participation in that business; and

•	enabling WebMD Health to make acquisitions using its own equity as consideration.
In connection with the offering, WebMD Health Holdings, Inc. intends to change its corporate name, prior to completion of the offering, to a new name that has not yet been chosen, but that will include “WebMD,” which will also continue to be the primary brand name for its products and services. We intend to take the steps, over the next several months, needed to change our corporate name from “WebMD Corporation” to one that does not include “WebMD” and to cease using “WebMD” as a brand name for the products and services of our other segments.

      Redemption of 3 1/4% Convertible Subordinated Notes. On May 2, 2005, we elected to redeem all of the outstanding 3 1/4% Notes. At any time prior to 5:00 p.m., Eastern Time, on June 1, 2005, holders may convert their 3 1/4% Notes into shares of our common stock, in accordance with the provisions of the Indenture, dated as of April 1, 2002, between WebMD and The Bank of New York, as trustee. To the extent that holders of the 3 1/4% Notes do not convert their Notes into shares of our common stock, the 3 1/4% Notes will be redeemed for cash on June 2, 2005 at a redemption price of 101.3% of the principal amount thereof, plus accrued and unpaid interest. The source of any cash required for the redemption will be cash on hand and proceeds from sales of marketable debt securities that we currently own.

Background Information on Certain Trends and Strategies
      Diversification of WebMD Business Services. Submission of claims electronically assists healthcare payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We are continuing our efforts to transform WebMD Business Services from an electronic transactions clearinghouse to a provider of more comprehensive reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers. As we had expected, during the first quarter of 2005, our revenue and earnings from providing electronic clearinghouse services for healthcare transactions, on their own, declined. We expect that to continue during the rest of 2005. However, the revenue and earnings of our business process outsourcing and other transaction-related services offset this decline during the first quarter of 2005 and, in general, we expect that to continue during the rest of 2005. However, it is possible that, during certain reporting periods, revenue from basic clearinghouse services could decline faster than we are able to increase the revenue from our additional services, in part because of the length of the implementation cycle for the additional services. We intend to continue the transformation of WebMD Business Services by developing or acquiring additional transaction-related services and updating our existing ones. Our strategy is to continue to increase the value we are able to provide our payer and provider customers in all aspects of their adoption and implementation of information technology solutions for healthcare transactions.
      Transaction Processing Infrastructure Investments. Our electronic transaction services automate the data exchange between healthcare providers and payers for patient eligibility and benefits information, claims transactions, remittance information, referrals, claim status information and other processes. During 2003 and 2004, the key area of focus for WebMD Business Services, with respect to its operational and technological infrastructure, was preparing for and implementing the transaction standards of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and working with our customers on their own implementations. We incurred significant costs in these HIPAA implementation efforts. Our goal during the remainder of 2005 and in 2006 is to implement infrastructure improvements that enable us to provide our services more efficiently, to consolidate and integrate the infrastructure used by the companies we have acquired and to create additional value-added services for healthcare payers and providers. We expect to make significant capital expenditures on WebMD Business Services infrastructure improvements in 2005 and 2006.
      Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare. These initiatives are generally intended to foster improvements in the quality of care, while reducing costs. A key focus of many of these initiatives is creating incentives for healthcare providers to make investments in information technology or reducing the costs of doing so. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the federal government. The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. In November 2004, the National Coordinator published a Request for Information seeking public comment regarding considerations in implementing a national health information network (NHIN). We are committed to promoting the development and adoption of interoperable health care information services and technology solutions and were one of many healthcare information technology companies that responded to the Request for Information. We believe that we are a good candidate to work with HHS on NHIN-related initiatives and projects as a result of our experience working with parties throughout the healthcare industry, including

•	processing large volumes of electronic healthcare transactions for healthcare payers and providers;

•	providing electronic health records and practice management software to medical practices and clinics;

•	providing IT services to private and governmental healthcare payers; and

•	providing personal health records and other health information services to consumers.
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

WebMD Business Services. Healthcare payers and providers pay us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also pay us fees for patient statement and paid-claims communication services, typically on a per statement or per communication basis. Additionally, payers, including government payers, pay us fees to license decision support software and provide related support and maintenance for that decision support software, and provide information technology consulting services. Healthcare payers pay us annual license fees, which are based on the number of covered members, for use of our software and pay us time and materials fees for providing business and information technology consulting services to them. The professional consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure.

Revenue for transaction services, patient statement and paid-claims communication services is recognized as the services are provided. Decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and, accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.

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

WebMD Health. Customers pay us for advertising, sponsorship, licenses of healthcare management tools, content syndication and distribution, licenses of private online portals and products and subscriptions. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and licenses to our healthcare management tools and private online portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we satisfy the minimum credit hour requirements. Revenue from content license is recognized ratably over the term of the applicable agreement. Subscription revenue is recognized over the subscription period. Advertising revenues from our offline publications are recognized when publications are distributed. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2004.

•	Investments — Our investments, at March 31, 2005, consisted principally of certificates of deposit, municipal bonds, auction rate securities, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value. For the three months ended March 31, 2005, we recognized a loss of $4,251 for unrealized losses on marketable debt securities that we determined were not temporary in nature.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At March 31, 2005, we had net operating loss carryforwards of approximately $2.0 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,

	2005		2004

	$	%	$	%

Revenue	303,934	100.0	271,214	100.0
Costs and expenses:
Cost of operations	172,163	56.6	162,642	60.0
Development and engineering	14,640	4.8	11,096	4.1
Sales, marketing, general and administrative	82,137	27.0	76,994	28.4
Depreciation and amortization	16,504	5.4	12,585	4.6
Legal expense	4,160	1.4	2,037	0.8
Loss on investments	3,832	1.3	84	0.0
Interest income	4,321	1.4	5,483	2.0
Interest expense	4,781	1.6	4,748	1.8
Other income, net	—	—	121	0.1

Income before income tax provision	10,038	3.3	6,632	2.4
Income tax provision	189	0.1	931	0.3

Net income	9,849	3.2	5,701	2.1

      Revenue is derived from our four business segments: WebMD Business Services, WebMD Practice Services, WebMD Health and Porex. WebMD Business Services provides: electronic transmission services for medical, dental and pharmacy transactions and related technology solutions, consulting services and outsourcing services for healthcare payers, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits; and automated patient billing services for healthcare providers, including statement printing and mailing services. Additionally, WebMD Business Services provides software products including decision support and data warehousing, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers, and performs software maintenance and consulting services for certain governmental agencies. A significant portion of WebMD Business Services revenue is generated from the country’s largest national and regional healthcare payers. WebMD Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy and WebMD Network Services brands. WebMD Practice Services also provides support and maintenance services related to the hardware and software associated with our practice management systems. WebMD Health services include advertising, sponsorship, continuing medical education (CME), content syndication and distribution, and licenses of private online portals to employers and healthcare payers for use by their employees and plan members. A significant portion of WebMD Health revenue is derived from a small number of customers. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
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
      The following discussion includes a comparison of the results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004. Amounts are in thousands unless otherwise noted.

Revenues
      Revenues for the three months ended March 31, 2005 were $303,934, compared to $271,214 a year ago. The WebMD Business Services, WebMD Health, WebMD Practice Services and Porex segments were responsible for $21,954, $7,266, $2,012 and $1,435, respectively, of the revenue increase for the quarter. In addition, there was a decrease of $53 in inter-segment eliminations.
      Revenue from customers acquired through the 2005 Acquisition and 2004 Acquisitions contributed $24,835, or 9.2%, to the overall increase in revenue of $32,720, or 12.1%, for the three months ended March 31, 2005. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers. The remaining increase in revenues is largely attributable to increased revenues in our WebMD Health segment from licensing of our private online portal services to large employers and health plans and from increased advertising and sponsorship revenues from pharmaceutical and medical device companies.

Costs and Expenses
      Cost of Operations. Cost of operations was $172,163, or 56.6% of revenue, for the three months ended March 31, 2005, compared to $162,642, or 60.0% of revenue, a year ago. Favorably impacting cost of operations as a percentage of revenue compared to a year ago, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within the WebMD Practice Services operating segment. Also reducing cost of operations as a percentage of revenue are lower data communication costs and sales commissions paid to our channel partners in our WebMD Business

Services segment. Cost of operations for the three months ended March 31, 2004 includes approximately $255 of non-cash expenses related to content and distribution services.
      Development and Engineering. Development and engineering expense was $14,640, or 4.8% of revenue, for the three months ended March 31, 2005, compared to $11,096, or 4.1% of revenue, a year ago. The increase in development and engineering expense, in dollars and as a percentage of revenue, was primarily attributable to the development and engineering expense of the ViPS and Dakota operations which, due to the timing of these acquisitions, were excluded from our results for the three months ended March 31, 2004. Also contributing to the increase in development and engineering expense, compared to a year ago, is the increased investment in our product development efforts within the WebMD Practice Services segment.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $82,137, or 27.0% of revenue, for the three months ended March 31, 2005, compared to $76,994, or 28.4% of revenue, a year ago. Included in sales, marketing, general and administrative expense are non-cash expenses related to content and distribution services and stock compensation. Non-cash expenses related to content and distribution services were $2,627 for the three months ended March 31, 2005, compared to $5,038 a year ago. The decrease in non-cash content and distribution expense is the result of the completion of the amortization of AOL’s prepaid content in April 2004. Non-cash stock compensation was $1,651 for the three months ended March 31, 2005, compared to $1,705 a year ago. Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $77,859, or 25.6% of revenue, for the three months ended March 31, 2005, compared to $70,251, or 25.9% of revenue, a year ago. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards. Slightly offsetting this decrease in expense as a percentage of revenue is an increase in rental expense on our facilities, primarily related to our ViPS and Dakota operations which, due to the timing of these acquisitions, were excluded from our results for the three months ended March 31, 2004.
      Depreciation and Amortization. Depreciation and amortization expense was $16,504 or 5.4% of revenue for the three months ended March 31, 2005, compared to $12,585 or 4.6% of revenue a year ago. The increase was primarily due to additional depreciation and amortization expenses in the amount of $4,538 relating to the 2005 Acquisition and 2004 Acquisitions. Also contributing to the increase is approximately $441 in additional depreciation as a result of capital expenditures made in our WebMD Practice Services segment during 2004. These increases were partially offset by a decrease of $831 in amortization expense as a result of Medifax’s trade name intangible becoming fully amortized since the beginning of the prior period.
      Legal Expense. Legal expense was $4,160 and $2,037 for the three months ended March 31, 2005 and 2004, respectively, and represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs may continue to be significant.
      Loss on Investments. The loss on investments of $3,832 for the three months ended March 31, 2005 is comprised of $4,251 for unrealized losses on marketable debt securities that we determined were not temporary in nature and was partially offset by a gain of $419 for the sale of marketable debt securities. These securities were sold to partially finance the purchase of HealthShare and ABF’s contingent consideration payment in the amount of $31,000 and $40,434, respectively.
      Interest Income. Interest income was $4,321 during the three months ended March 31, 2005, compared to $5,483 a year ago. This decrease was primarily due to lower average investment balances and, to a lesser extent, lower average rates of return.
      Interest Expense. Interest expense was $4,781 for the three months ended March 31, 2005, compared to $4,748 a year ago. Interest expense for the three months ended March 31, 2005 and 2004 represents interest expense and the amortization of debt issuance cost related to the $350,000,

1.75% Convertible Subordinated Notes due 2023 and the $300,000, 3 1/4% Convertible Subordinated Notes due 2007.
      Other Income, Net. Other income for the three months ended March 31, 2004 represents a gain of $121 from the sale of property.
      Income Tax Provision. The income tax provision of $189 and $931 for the three months ended March 31, 2005 and 2004, respectively, primarily represents tax expense for operations that are profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. Also included in the income tax provision for the three months ending March 31, 2005 is a tax benefit primarily attributable to a release of previously accrued taxes.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), loss on investments, other income, non-cash expenses related to content, advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2004 Annual Report on Form 10-K. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.
      Summarized financial information for each of our operating segments and a reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended
	March 31,

	2005	2004

Revenues
WebMD Business Services	$185,733	$163,779
WebMD Practice Services	73,018	71,006
WebMD Health	33,575	26,309
Porex	19,856	18,421
Inter-segment eliminations	(8,248)	(8,301)

	$303,934	$271,214

Income before taxes, non-cash and other items
WebMD Business Services	$38,253	$29,850
WebMD Practice Services	4,397	1,351
WebMD Health	4,851	4,542
Porex	5,397	5,042
Corporate	(13,626)	(13,305)
Interest income	4,321	5,483
Interest expense	(4,781)	(4,748)

	38,812	28,215

	Three Months Ended
	March 31,

	2005	2004

Taxes, non-cash and other items
Depreciation and amortization	(16,504)	(12,585)
Non-cash content and distribution services and stock compensation	(4,278)	(6,998)
Legal expense	(4,160)	(2,037)
Loss on investments	(3,832)	(84)
Other income, net	—	121
Income tax provision	(189)	(931)

Net income	$9,849	$5,701

      The following discussion is a comparison of the results of operations for each of our operating segments for the three months ended March 31, 2005 to the three months ended March 31, 2004.
      WebMD Business Services. Revenues were $185,733 for the three months ended March 31, 2005, compared to $163,779 a year ago, an increase of $21,954 or 13.4%. Revenues from customers acquired through the 2004 Acquisitions contributed $23,199 or 14.2% of the percentage increase in revenue. Excluding the 2004 Acquisitions, revenue decreased due to a decrease in traditional medical services and EDI revenues which were partially offset by growth in the ABF and ExpressBill businesses.
      Income before taxes, non-cash and other items was $38,253 or 20.6% of revenue for the three months ended March 31, 2005, compared to $29,850 or 18.2% of revenue a year ago. The increase in our operating margin is primarily the result of lower sales commissions paid to our channel partners and lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards. These lower costs were slightly offset by the ViPS and Dakota acquisitions, which had lower operating margins compared to other services offered by WebMD Business Services segment for the three months ended March 31, 2005.
      WebMD Practice Services. Revenues were $73,018 for the three months ended March 31, 2005, compared to $71,006 a year ago, an increase of $2,012 or 2.8%. The percentage increase in revenue is due to higher maintenance revenue from higher renewals of our maintenance and support service contracts and from increased system sales. Offsetting these increases is a slight decrease in our Network Services revenue due to lower “all payer” transactions.
      Income before taxes, non-cash and other items was $4,397 or 6.0% of revenue for the three months ended March 31, 2005, compared to $1,351 or 1.9% of revenue a year ago. The increased operating margin is due to operating efficiencies that resulted in lower personnel related costs. This increased operating margin is partially offset by approximately $1,300 of severance provided to former members of management and for other employees.
      WebMD Health. Revenues were $33,575 for the three months ended March 31, 2005, compared to $26,309 a year ago, an increase of $7,266 or 27.6%. The 27.6% increase in revenues consisted of: 11.7% from licensing our private online portal services to employers and health plans; 11.2% from advertising and sponsorship revenues from our pharmaceutical and medical device customers; and 4.6% from revenues of $1,203 from customers acquired through the 2005 Acquisition and 2004 Acquisitions.
      Income before taxes, non-cash and other items was $4,851 or 14.4% of revenue for the three months ended March 31, 2005, compared to $4,542 or 17.3% of revenue a year ago. This decrease in operating margin was due to increased expenses for new products and services and to the expiration, in January 2005, of an agreement pursuant to which News Corporation licensed content from WebMD Health.
      Porex. Revenues were $19,856 for the three months ended March 31, 2005, compared to $18,421 a year ago, an increase of $1,435 or 7.8%. Revenues from customers acquired through the 2004 Acquisitions contributed $433 to the increase in revenue or 2.4% of the percentage increase in revenue. In addition, approximately 1.7% of the percentage increase in revenue was the result of the favorable impact of foreign exchange rates on the translation of foreign operations. The remaining increase is primarily due to increased sales of writing instruments and higher sales of Medpor implant products.
      Income before taxes, non-cash and other items was $5,397 or 27.2% of revenue for the three months ended March 31, 2005, compared to $5,042 or 27.4% of revenue a year ago. The decrease in operating margin was due to slightly higher personnel costs. These higher costs were partially offset by lower professional service costs.
      Corporate. Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate expenses were $13,626 or 4.5% of total revenue for the three months ended March 31, 2005, compared to $13,305 or 4.9% of total revenue a year ago. These expenses, in absolute dollars, were relatively flat for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.
      Inter-Segment Eliminations. The decrease in inter-segment eliminations for the three months ended March 31, 2005 compared to a year ago resulted from lower sales of WebMD Business Services products into the WebMD Practice Services customer base.
Liquidity and Capital Resources
      We have incurred significant operating and net losses since we began operations and, as of March 31, 2005, had an accumulated deficit of approximately $10.2 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.
      As of March 31, 2005, we had approximately $173,444 in cash and cash equivalents and short-term investments and working capital of $164,282. Additionally, we had long-term investments of $396,220 in marketable debt securities and $3,331 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future. During the first quarter of 2005, all our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $22,957 for the three months ended March 31, 2005, compared to cash provided by operating activities of $29,656 for the three months ended March 31, 2004. The cash provided by operating activities for the three months ended March 31, 2005 was attributable to net income of $9,849 and non-cash charges of $27,623, partially offset by net changes in operating assets and liabilities of $14,515. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the three months ended March 31, 2004 was attributable to net income of $5,701, non-cash charges of $21,764 and net changes in operating assets and liabilities of $2,191. The non-cash charges consist of depreciation and amortization, non-cash expenses related to content and distribution services, and stock compensation, bad debt expense, amortization of debt issuance costs and gains or losses on investments and sales of property and equipment.
      Cash used in investing activities was $38,971 for the three months ended March 31, 2005, compared to cash provided by investing activities of $172,780 for the three months ended March 31, 2004. Cash used in investing activities for the three months ended March 31, 2005 included $45,846 of proceeds from maturities and sales of available-for-sale securities partially offset by $2,550 of purchases of available-for-sale securities. Cash paid for business acquisitions, net of the cash acquired, was $70,775, which primarily related to the ABF contingent consideration payment and the 2005 Acquisition of HealthShare Technology, Inc. Cash provided by investing activities for the three months ended March 31, 2004 included $464,352 of proceeds from maturities and sale of available-for-sale securities, partially offset by $285,351 of purchases of available-for-sale securities. Investments in property and equipment were $11,892 for the three months ended March 31, 2005, compared to $6,568 a year ago.

      Cash provided by financing activities was $13,107 for the three months ended March 31, 2005, compared to cash provided by financing activities of $104,028 for the three months ended March 31, 2004. Cash provided by financing activities for the three months ended March 31, 2005 consisted of $13,170 related to the issuance of common stock, primarily resulting from exercises of employee stock options. Cash provided by financing activities for the three months ended March 31, 2004 principally related to the net proceeds of $98,115 from the issuance of our Convertible Redeemable Exchangeable Preferred Stock and proceeds of $10,885 related to the issuance of common stock, primarily related to exercises of employee stock options. For the three months ended March 31, 2004, $4,877 was used for repurchases of our common stock. The Company did not repurchase its common stock during the three months ended March 31, 2005.
      Our principal commitments at March 31, 2005 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due in June of 2023 and the $299,999 of 3 1/4% Convertible Subordinated Notes due in April of 2007 (“3 1/4% Notes”), obligations under operating leases and contingent consideration payments of up to an aggregate of $147,566 related to certain acquisitions achieving certain milestones, of which $2,960 was paid in April of 2005. During the second quarter of 2005, the Company provided formal notice to redeem all of its outstanding 3 1/4% Notes at a conversion price of approximately $9.26 per share. The redemption price for these 3 1/4% Notes is 101.3% of their principal amount plus accrued and unpaid interest. The source of any cash required for the redemption will be cash on hand and proceeds from sales of marketable debt securities that we currently own.
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
      WebMD Health Holdings, Inc., a wholly owned subsidiary of WebMD formed to be a holding company for our WebMD Health segment, plans to file a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. As previously announced, WebMD Health Holdings intends to sell approximately 10%-14% of its equity in the offering. See “— Introduction — Recent Developments.” Our current intention is that WebMD Health Holdings will retain all of the proceeds of the offering. The offering will not result in any changes to the terms of our long-term debt or other principal commitments and we believe that we will continue, for the foreseeable future after the offering, to have sufficient cash resources to meet the commitments described above in this section and that WebMD Health Holdings will, as a result of its retention of the proceeds of the offering, also have sufficient cash resources to meet its commitments and anticipated working capital and capital expenditure requirements.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.
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

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer
      Some of our existing payer and provider customers and some of our strategic partners compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. See “Business — Competition for Our Healthcare Information Services and Technology Solutions” in our Annual Report on Form 10-K for the year ended December 31, 2004. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as WebMD Business Services, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions we are able to negotiate in our connectivity agreements with them and our transaction volume. We cannot provide assurance that we will be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our services must be more efficient for them than use of internal resources.

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

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes
      A portion of WebMD Business Services’ revenues comes from customers that are governmental agencies. The acquisition of ViPS has increased that portion and we intend to seek additional government contracts and subcontracts. Government contracts and subcontracts may be subject to some or all of the following:

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

Lengthy sales, installation and implementation cycles for some WebMD Business Services applications and some WebMD Practice Services applications may result in unanticipated fluctuations in their revenues
      WebMD Practice Services. WebMD Practice Services is seeking to increase its sales to larger physician groups and clinics. These sales are typically not only larger in size, but also involve more complex practice management and electronic medical records applications. As a result, we expect longer sales, contracting and implementation cycles for these customers. These sales may be subject to delays due to customers’ internal procedures for approving large expenditures and for deploying new technologies; implementation may be subject to delays based on the availability of the internal customer resources needed. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. Unexpected delays in these sales or in their implementation may result in unanticipated fluctuations in the revenues of WebMD Practice Services.
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

Risks Related to the Development and Performance of Our Products and Services

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones
      We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. In addition, there can be no assurance that the products we develop or license will be able to compete with the alternatives available to our customers. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
      We attempt to limit, by contract, our liability for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

Performance problems with our systems or system failures could cause us to lose customers
      We have contingency plans for emergencies with the systems we use to provide services to our customers; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at a third-party facility we use could interrupt data processing or result in the loss of stored data, which could have a material adverse impact on our business.
      Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below.

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
      We expect to make significant changes in 2005 and 2006 to the hardware and software WebMD Business Services uses to provide connectivity services and to the systems WebMD Health uses to create, manage and deliver its portals. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer
      A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services. See also “Business — Government Regulation — Health Insurance Portability and Accountability Act of 1996 — Security Standards” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Performance problems with WebMD Business Services’ systems could affect our relationships with customers of our Practice Services business
      WebMD Business Services provides the transaction services used by the Network Services customers of our Practice Services business. Disruptions to those services could cause some of those customers to obtain some or all of their software support requirements from competitors of ours or could cause some customers to switch to a competing physician practice management or billing software solution.

WebMD Business Services’ ability to provide transaction services depends on services provided by telecommunications companies
      WebMD Business Services relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. In the past several years, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to WebMD Business Services. WebMD Business Services’ inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have a material adverse effect on its financial results.

Risks Related to WebMD Health’s Businesses

WebMD Health’s online businesses are difficult to evaluate because they have a limited operating history
      WebMD Health’s online businesses have a limited operating history and participate in relatively new and rapidly evolving markets. As a result, WebMD Health’s primary businesses have undergone significant changes during their short history and are continuing to change. We cannot assure you that the current business strategies of WebMD Health will be successful in the long term.
      Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. There can be no assurance that WebMD Health’s business will, even if demand from users exists, continue to be profitable.

Our advertising and sponsorship revenues may vary significantly from quarter to quarter
      Our advertising and sponsorship revenues may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and many of which may be difficult to forecast accurately. The majority of our sponsorship contracts are for terms of approximately four to 12 months in length. We have relatively few longer-term contracts. We cannot assure you that our current sponsors will continue existing programs beyond the term of the existing contract or that they will enter into any additional contracts for new programs. In addition, the time between the date of execution of a contract with a potential advertiser or sponsor regarding a specific program and the implementation of that program may be lengthy and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of our revenues from advertisers and sponsors include:

•	timing of FDA approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Our ability to maintain or increase our advertising and sponsorship revenues depends on our ability to retain or increase usage of our online public portals by consumers and physicians
      We generate revenues by, among other things, selling sponsorships of specific pages, sections or events on our publicly available online Web sites for healthcare providers and consumers and related e-mailed newsletters. Our advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. We cannot provide assurance that we will be able to retain or increase usage of our online public portals by consumers and physicians. Users of our Web sites have numerous other online and offline sources of healthcare information services. It is difficult to predict the rate at which users will sample our offerings and the extent to which they will become members and/or return users. In addition, some of our traffic and new members come to us through relationships with third parties and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause our revenues to decrease and could have a material adverse effect on our results of operations.

Usage of our public portals depends on our ability to provide high quality content, tools and services
      Interest in our public portals for consumers and healthcare professionals is based upon our ability to make available high quality health content, decision-support tools and other services that meet the needs of our users. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.
We cannot assure you that we will be able to continue to get needed content at a reasonable cost. If we are unable to provide content that attracts and retains users at a level that is attractive to advertisers and sponsors, our revenues will be reduced. In addition, our ability to deploy new interactive tools and other features will require us to continue to improve the technology underlying our Web sites. The required changes may be significant and expensive, and there can be no assurance that we will be able to execute them quickly and efficiently.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of our advertising and sponsorship revenues have, in the past, come from pharmaceutical and medical device companies. During the past year, we have begun to focus on increasing sponsorship from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web site to be as effective for promoting their products and services as other online offerings available to them or as traditional advertising media. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

We may be subject to claims brought against us as a result of content we provide
      Consumers access health-related information on our public Web sites and through our private online portals, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that users of those sites or other third parties may seek to sue us for various causes of action. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, there can be no assurance that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing WebMD as trustworthy and dependable sources of healthcare information. Allegations of impropriety, even if unfounded, could therefore harm our reputation and business.

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

Third parties may challenge the enforceability of our online agreements
      The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that the online terms and conditions for use of our Web sites, including disclaimers or limitations of liability, are unenforceable. A finding by a court that these terms and conditions or other online agreements are invalid could harm our business.

Changes in government regulation or industry guidelines could adversely affect our online continuing medical education offerings
      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME expects accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.
      CME activities may also be subject to government regulation by:

•	the Food and Drug Administration, or FDA, and

•	the Office of Inspector General, or OIG, of the United States Department of Health and Human Services, a federal agency responsible for interpreting certain federal laws relating to healthcare.
During the past several years, educational programs directed toward physicians have been subject to increased regulatory scrutiny to ensure that these activities are not promotional in nature. See “Government Regulation — Regulation of Healthcare Relationships” and “— Regulation of Drug and Medical Device Advertising and Promotion — Continuing Medical Education” in our Annual Report on Form 10-K for the year ended December 31, 2004. As a result, pharmaceutical companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through our Medscape Web site to levels that are lower than in the past; and

•	may require us to make changes to how we offer or provide educational programs, including CME.
In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients may further discourage or prohibit pharmaceutical companies from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications
      WebMD Health Services provides private online portals to employers and payers for use by their employees and members. The period from our initial contact with a potential WebMD Health Services client and the first purchase of our solution by the client is difficult to predict. In the past, it has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by WebMD Health Services may be subject to delays due to clients’ internal procedures for approving large expenditures and other factors beyond our control. The time it takes to implement a customized private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.
      During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to WebMD Health Services are relatively fixed in the short-term, including personnel costs and technology and infrastructure costs. If WebMD Health Services has lower revenue than expected, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations.

Risks Applicable to Our Use of the Internet
      Most of WebMD Health’s services are provided through the Internet. In addition, WebMD Business Services and WebMD Practice Services provide some Internet-based services and use the Internet to receive some data from customers. The following risks apply to our use of the Internet in our businesses:

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure
      Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage.
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
      We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with clients, customers, advertisers and sponsors. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur.

Government regulation of the Internet could adversely affect our business
      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our Annual Report on Form  10-K for the year ended December 31, 2004.

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

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services (for additional discussion of the potential effects of regulatory matters on our business and on participants in the healthcare industry, see the other “Risks Related to Providing Products and Services to the Healthcare Industry” described below in this section and “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2004);

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.
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
      In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. See also “Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets or result in the development of technology solutions that compete with ours” below.
      WebMD Health’s advertising and sponsorship revenues are particularly dependent on pharmaceutical, biotechnology and medical device companies. WebMD Health’s business will be adversely impacted if, as a result of changes in business, economic or regulatory conditions or other factors affecting the pharmaceutical, biotechnology or medical device industries, pharmaceutical, biotechnology or medical device companies reduce or postpone:

•	spending on marketing and educational services;

•	their use of the Internet as a vehicle for marketing and education; or

•	their use of any specific service or combination of services that we provide.
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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies
      The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	because we are in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for WebMD Business Services and WebMD Practice Services and, to a lesser extent, WebMD Health;

•	because our WebMD Health business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas by the Federal Drug Administration or the Federal Trade Commission could make it more difficult for us to contract for sponsorships and advertising;

•	because we sell items and services to healthcare providers and physicians, our sales and promotional practices must comply with federal and state anti-kickback laws;

•	our healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws; and

•	in providing health information to consumers, we must not engage in activities that could be deemed to be practicing medicine and a violation of applicable laws.
For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
      Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of mammary implants distributed by Porex in the United States. For a description of these actions, see the information under “Legal Proceedings — Porex Mammary Implant Litigation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Risks Applicable to Our Entire Company

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations
      The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to WebMD as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of WebMD (by its merger into WebMD in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, WebMD understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations. For additional information, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.
      WebMD intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant.

We face significant competition for our products and services
      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” and “Business — Porex — Competition” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our success depends, in part, on our attracting and retaining qualified executives and employees
      The success of our business depends, in part, on our ability to attract and retain qualified executives, writers and editors, software developers and other technical personnel and sales and marketing personnel. We anticipate the need to hire and retain qualified employees in these areas from time to time. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at the salary and benefit costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

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

We have incurred and may continue to incur losses
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception and, as of March 31, 2005, we had an accumulated deficit of approximately $10.2 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” below and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

•	cash and cash equivalents on hand and marketable securities;

•	proceeds from the incurrence of indebtedness; and

•	proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities.
      Our issuance of additional securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;

•	cause substantial dilution of our earnings per share;

•	subject us to the risks associated with increased leverage, including a reduction in our ability to obtain financing or an increase in the cost of any financing we obtain;

•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and

•	adversely affect the prevailing market price for our outstanding securities.
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

We expect that accounting for employee stock options using the fair value method will have a material impact on our consolidated results of operations and earnings per share
      The FASB has issued SFAS 123R, which will require us to recognize, in our financial statements, all share-based payments to our employees, including grants of employee stock options, based on their fair values beginning with the first quarter of 2006. WebMD expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report for more information regarding accounting for stock-based compensation plans. We cannot predict what effect the reduction in our net income may have on the market prices of WebMD’s securities.

We cannot assure you that the proposed initial public offering by WebMD Health Holdings will be successfully completed and, if completed, the offering may expose holders of WebMD common stock to additional risks
      WebMD Health Holdings, Inc., a wholly owned subsidiary of WebMD formed to be a holding company for our WebMD Health segment, plans to file a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. As previously announced, WebMD Health Holdings intends to sell approximately 10%-14% of its equity in the offering. The proposed initial public offering is subject to a number of uncertainties, both within and outside of our control, including those related to prevailing market conditions. As a result, we cannot assure you that the initial public offering will be successfully completed or, if completed, that it would occur within a specified time period.
      If the initial public offering is completed, WebMD Health Holdings would be a new public company. We are unable to predict what the market prices of WebMD Corporation common stock and WebMD Health Holdings common stock would be after the initial public offering. We cannot assure you that the initial public offering, if completed, will produce any increase for our stockholders in the market value of their holdings in our company. In addition, the market prices of WebMD Corporation common stock and WebMD Health common stock could be highly volatile for several months after the initial public offering and may each continue to be more volatile than WebMD Corporation common stock would have been if a transaction had not occurred.

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
      Principal amounts expected to mature are $56.7 million, $359.1 million and $115.0 million during the remainder of 2005, 2006 and 2007, respectively. These include investments totaling $432.6 million in Federal Agency Notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation losses were $0.9 million and $0.3 million, during the three month periods ended March 31, 2005 and 2004, respectively.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings
Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering
      As more fully described in Part I, Item 3 of our 2004 Annual Report on Form 10-K, in the summer and fall of 2001, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon), in the United States District Court for the Southern District of New York. Three of these suits also named WebMD and certain former officers and directors of WebMD as defendants. These suits, which were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings, were consolidated with lawsuits involving over 300 other initial public offerings that occurred in 1999, 2000, and 2001.
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
      On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications by the parties. The plaintiffs and virtually all the eligible issuers, including WebMD, have agreed upon these modifications and submitted them to the court for preliminary approval. If the court preliminarily approves the settlement as modified, notice of the settlement will be provided to the class members and the Court will schedule a hearing for final approval of the settlement.

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel
      In April 2004, WebMD Corporation, through its WebMD Business Services segment, acquired Dakota Imaging, Inc., a provider of technology and services for converting paper healthcare claims to electronic format and of related document management services.
      On April 6, 2005, WebMD’s Dakota Imaging subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota Imaging prior to its acquisition by WebMD Business Services. In addition, Dakota Imaging filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action.
      On May 9, 2005, the defendants filed an Answer and Counterclaim against Dakota Imaging. In the Answer and Counterclaim, defendants allege that Dakota Imaging did not have the right to terminate them for cause and that Dakota Imaging violated provisions of their employment agreements. Defendants seek damages in excess of $450,000 for the alleged breaches of their employment agreements. Defendants also allege that Dakota Imaging, as well as WebMD Corporation and Envoy Corporation, a subsidiary of WebMD, violated the merger agreement pursuant to which Envoy acquired Dakota Imaging. Defendants allege that the terminations and other actions taken by WebMD, Envoy and Dakota Imaging interfered with the defendants’ rights with respect to potential contingent “earn-out” consideration under provisions contained in the merger agreement. The merger agreement provides for contingent consideration based on achievement of certain financial milestones in specified time periods and defendants seek damages in excess of $25,000,000, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the merger agreement.
      We believe that the counterclaims are without merit and intend to vigorously defend against them.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (a) On March 10, 2005, WebMD issued 580,590 shares of WebMD common stock to Misys Technology Investments, Ltd. in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The shares were issued upon exercise of an outstanding warrant.
      (c) The following table provides information about purchases by WebMD during the three months ended March 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs

01/01/05-01/31/05	—		—	—	$61,531,935
02/01/05-02/28/05	—		—	—	$61,531,935
03/01/05-03/31/05	99,216	(1)	$9.10	—	$61,531,935

Total	99,216		$9.10	—	$61,531,935

(1)	Represents shares withheld from restricted stock awards that vested during March 2005 to satisfy the withholding tax requirements related to the vesting of the awards.
ITEM 6. Exhibits
      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Corporation

By:	/s/ Andrew C. Corbin

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer
Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.3	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1