Form 10-Q
period 2005-06-30
WEBMD CORP /NEW/
filed 2005-08-09
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Yes ☑     No ☐
As of August 3, 2005, there were 345,333,683 shares of the
registrant’s Common Stock outstanding.

WEBMD CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2005
WebMD®, WebMD Health®, dakota imagingtm, Digital Office Manager®, DIMDX®, Emdeontm, Emdeon Business Servicestm, Emdeon Practice Servicestm, Envoy®, ExpressBill®, Image DirectorSM, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Physician FlowSM, POREX®, Publishers’ Circle®, RxList®, The Little Blue Booktm, The Medical Manager® and ViPSSM are trademarks of WebMD Corporation or its subsidiaries.

Note Regarding Name Change
      As previously announced and as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Recent Developments,” we plan to seek stockholder approval, at our 2005 Annual Meeting of Stockholders, for changing our corporate name from WebMD Corporation to Emdeon Corporation and have begun to use Emdeon in the names of two of our segments, Emdeon Business Services (formerly WebMD Business Services) and Emdeon Practice Service (formerly WebMD Practice Services), and as a brand for some of their products and services.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WEBMD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,930	$46,019
Short-term investments	152,005	61,675
Accounts receivable, net of allowance for doubtful accounts of $13,885 at June 30, 2005 and $13,433 at December 31, 2004	220,817	204,447
Inventory	13,430	13,978
Prepaid expenses and other current assets	39,724	40,613

Total current assets	461,906	366,732
Marketable debt securities	323,182	511,864
Marketable equity securities	4,094	4,017
Property and equipment, net	112,118	89,677
Goodwill	1,028,592	1,010,564
Intangible assets, net	253,249	260,509
Other assets	44,822	48,871

	$2,227,963	$2,292,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,167	$17,366
Accrued expenses	151,993	201,528
Deferred revenue	114,227	99,543

Total current liabilities	277,387	318,437
3 1/4% convertible subordinated notes due 2007	—	299,999
1.75% convertible subordinated notes due 2023	350,000	350,000
Other long-term liabilities	5,334	1,283
Commitments and contingencies
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004	98,416	98,299
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 425,134,952 shares issued at June 30, 2005; 394,041,320 shares issued at December 31, 2004	43	39
Additional paid-in capital	12,022,576	11,776,911
Deferred stock compensation	(5,665)	(7,819)
Treasury stock, at cost; 80,849,495 shares at June 30, 2005 and December 31, 2004	(379,968)	(379,968)
Accumulated deficit	(10,147,006)	(10,172,904)
Accumulated other comprehensive income	6,846	7,957

Total stockholders’ equity	1,496,826	1,224,216

	$2,227,963	$2,292,234

See accompanying notes.

WEBMD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$322,556	$281,881	$626,490	$553,095
Costs and expenses:
Cost of operations	181,950	163,961	354,113	326,603
Development and engineering	14,457	12,991	29,097	24,087
Sales, marketing, general and administrative	83,533	83,298	165,670	160,292
Depreciation and amortization	17,541	13,148	34,045	25,733
Legal expense	4,283	2,215	8,443	4,252
Interest income	3,936	4,511	8,257	9,994
Interest expense	3,895	4,838	8,676	9,586
Other expense (income), net	1,712	(447)	5,544	(484)

Income before income tax provision	19,121	6,388	29,159	13,020
Income tax provision	2,955	613	3,144	1,544

Net income	$16,166	$5,775	$26,015	$11,476

Net income per common share:
Basic	$0.05	$0.02	$0.08	$0.04

Diluted	$0.05	$0.02	$0.08	$0.03

Weighted-average shares outstanding used in computing net income per common share:
Basic	337,303	322,919	331,318	316,965

Diluted	349,624	337,763	342,656	332,582

See accompanying notes.

WEBMD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income	$26,015	$11,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,045	25,733
Amortization of debt issuance costs	1,333	1,498
Non-cash advertising and distribution services	5,013	11,284
Non-cash stock-based compensation	2,367	4,441
Bad debt expense	3,722	2,914
Loss on redemption of convertible debt	1,902	—
Loss (gain) on investments	3,642	(363)
Gain on sale of property and equipment	—	(121)
Changes in operating assets and liabilities:
Accounts receivable	(18,350)	(1,724)
Inventory	547	206
Prepaid expenses and other, net	1,294	(937)
Accounts payable	(5,881)	(900)
Accrued expenses	(2,450)	(19,179)
Deferred revenue	9,501	6,320

Net cash provided by operating activities	62,700	40,648
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	190,673	1,011,914
Purchases of available-for-sale securities	(94,350)	(1,103,876)
Purchases of property and equipment	(38,717)	(12,047)
Proceeds received from sale of property and equipment	400	417
Cash paid in business combinations, net of cash acquired	(74,110)	(58,060)

Net cash used in investing activities	(16,104)	(161,652)
Cash flows from financing activities:
Redemption of convertible debt	(86,694)	—
Proceeds from issuance of common stock	31,437	25,011
Payments of notes payable and other	(304)	(257)
Net proceeds from issuance of preferred shares	—	98,115
Purchases of treasury stock	—	(4,877)

Net cash (used in) provided by financing activities	(55,561)	117,992
Effect of exchange rates on cash	(1,124)	(200)

Net decrease in cash and cash equivalents	(10,089)	(3,212)
Cash and cash equivalents at beginning of period	46,019	39,648

Cash and cash equivalents at end of period	$35,930	$36,436

See accompanying notes.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies
Basis of Presentation
      The unaudited consolidated financial statements of WebMD Corporation (the “Company”) have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Accounting Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to warrants issued for services.
Inventory
      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following:

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2005	2004

Raw materials and supplies	$3,331	$3,925
Work-in-process	1,470	1,335
Finished goods and other	8,629	8,718

	$13,430	$13,978

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income as reported	$16,166	$5,775	$26,015	$11,476
Add: Stock-based employee compensation expense included in reported net income	716	2,736	2,367	4,441
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,828)	(19,889)	(19,368)	(36,941)

Pro forma net income (loss)	$8,054	$(11,378)	$9,014	$(21,024)

Net income (loss) per common share:
Basic — as reported	$0.05	$0.02	$0.08	$0.04

Diluted — as reported	$0.05	$0.02	$0.08	$0.03

Basic and diluted — pro forma	$0.02	$(0.04)	$0.03	$(0.07)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2005 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2004 assumptions except with respect to the volatility assumption which was 0.5 for options granted during the six months ended June 30, 2005. The 2004 assumptions were included in Note 14 to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Net Income Per Common Share
      Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the assumed conversion of the Convertible Redeemable Exchangeable Preferred Stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Net income	$16,166	$5,775	$26,015	$11,476

Denominator:
Common stock	326,665	312,281	320,680	310,886
Convertible redeemable exchangeable preferred stock	10,638	10,638	10,638	6,079

Weighted-average shares — Basic	337,303	322,919	331,318	316,965
Employee stock options, restricted stock and warrants	12,321	14,844	11,338	15,617

Adjusted weighted-average shares after assumed conversions — Diluted	349,624	337,763	342,656	332,582

Net income per common share:
Basic	$0.05	$0.02	$0.08	$0.04

Diluted	$0.05	$0.02	$0.08	$0.03

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Options and warrants	59,832	72,403	68,888	72,398
Convertible notes	22,742	55,129	22,742	55,129

	82,574	127,532	91,630	127,527

Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash and cash equivalents. The Company reclassified $170,175 of investments in auction rate securities that were previously included in cash and cash equivalents to short-term investments as of June 30, 2004. The Company has included purchases and sales of auction rate securities in the accompanying consolidated statements of cash flows as

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a component of its investing activities. This reclassification had no impact on the Company’s results of operations or cash flow from operations.

2.	Business Combinations
2005 Acquisition
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration of HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired, and $350 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 during the three months ended March 31, 2006 if HealthShare reaches certain revenue thresholds for the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $23,141 and an intangible asset subject to amortization of $10,000 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD Health segment.
2004 Acquisitions
      On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held operator of a health information Web site for consumers. The total purchase consideration of MedicineNet was approximately $17,209 comprised of $16,732 in cash, net of cash acquired, and $477 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006 if the number of page views on MedicineNet’s Web sites exceeds certain thresholds during the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $8,929 and intangible assets subject to amortization of $7,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with estimated useful lives of three years, $900 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the WebMD Health segment.
      During October 2004, the Company acquired Esters Filtertechnik GmbH (“Esters”), a privately held distributor of porous plastic products and components. The total purchase consideration of Esters was approximately $3,333 comprised of $3,160 in cash, net of cash acquired, and $173 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $1,798 and an intangible asset subject to amortization of $1,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is customer relationships with an estimated useful life of eleven years. The results of

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations of Esters have been included in the financial statements of the Company from the closing date of the acquisition and are included in the Porex segment.
      On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held operator of an online drug directory for consumers and healthcare professionals. The total purchase consideration was approximately $5,455 comprised of $4,500 in cash, $500 to be paid in 2006 and $455 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and March 31, 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds during each of the three month periods ended December 31, 2005 and 2006, respectively. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $4,420 and an intangible asset subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD Health segment.
      On August 11, 2004, the Company completed its acquisition of VIPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,608 comprised of $165,208 in cash, net of cash acquired, and $1,400 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $71,449 and intangible assets subject to amortization of $84,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $38,800 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $34,800 relating to acquired technology with estimated useful lives of five years and $10,400 relating to a trade name with an estimated useful life of ten years. The results of operations of ViPS have been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services (formerly known as WebMD Business Services) segment.
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

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 in connection with the first earnout year ending March 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $28,380 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated useful life of five years. The results of operations of Dakota have been included in the financial statements of the Company from April 30, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services segment.
      In 2004, the Company acquired one practice services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company met certain financial milestones. During the three months ended June 30, 2005, the Company paid $30 in cash as a result of achieving these milestones. In connection with the initial allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date, and are included in the Emdeon Practice Services (formerly known as WebMD Practice Services) segment.
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the six months ended June 30, 2004 gives effect to the acquisition of ViPS including the amortization of intangible assets, as if it had occurred as of January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2005 and 2004 have been excluded as the pro forma impact of such acquisitions was not significant to the period presented.

Six Months
Ended
June 30, 2004

Revenue	$585,640
Net income	$13,375

Income per common share:
Basic	$0.04

Diluted	$0.04

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Convertible Redeemable Exchangeable Preferred Stock
      On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (“CalPERS/PCG Corporate Partners”). CalPERS/PCG Corporate Partners is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.
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
      The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. For the three and six months ended June 30, 2005, $59 and $117, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$300,000 3 1/4% Convertible Subordinated Notes due 2007
      On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrued at the rate of 3 1/4% per annum and was payable semiannually on April 1 and October 1. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of the Company’s common stock (representing a conversion price of $9.26 per share). During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of the Company’s common stock in accordance with the provisions of the 3 1/4% Notes.
      On June 2, 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes. During the three months ended June 30, 2005, holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $9.26 per share. The Company redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. The write-off of the unamortized portion of the deferred issuance costs and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other expense in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Segment Information
      Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues represent sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. The performance of the Company’s business is monitored based on income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain or loss on investments, redemption of 3 1/4% Notes, sales of property and equipment, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.
      The Company has aligned its business into four operating segments as follows:
      Emdeon Business Services (formerly known as WebMD Business Services) provides healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. Emdeon Business Services transmits transactions electronically between healthcare payers and providers and provides healthcare payers with transaction processing technology, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. Emdeon Business Services also provides automated patient billing services to healthcare providers, including statement printing and mailing services. In addition, Emdeon Business Services provides software products, including decision support and data warehousing solutions, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for certain governmental agencies.
      Emdeon Practice Services (formerly known as WebMD Practice Services) develops and markets information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.
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

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Emdeon Business Services	$191,514	$166,037	$377,247	$329,816
Emdeon Practice Services	78,596	71,773	151,614	142,779
WebMD Health	40,465	31,852	74,040	58,161
Porex	20,397	20,737	40,253	39,158
Inter-segment eliminations	(8,416)	(8,518)	(16,664)	(16,819)

	$322,556	$281,881	$626,490	$553,095

Income before taxes, non-cash and other items
Emdeon Business Services	$40,420	$28,914	$78,673	$58,764
Emdeon Practice Services	8,183	1,771	12,580	3,122
WebMD Health	4,350	7,626	9,201	12,168
Porex	6,064	6,275	11,461	11,317
Corporate	(13,299)	(14,228)	(26,925)	(27,533)
Interest income	3,936	4,511	8,257	9,994
Interest expense	(3,895)	(4,838)	(8,676)	(9,586)

	45,759	30,031	84,571	58,246
Taxes, non-cash and other items
Depreciation and amortization	(17,541)	(13,148)	(34,045)	(25,733)
Non-cash advertising and distribution services and stock compensation	(3,102)	(8,727)	(7,380)	(15,725)
Legal expense	(4,283)	(2,215)	(8,443)	(4,252)
Other (expense) income, net	(1,712)	447	(5,544)	484
Income tax provision	(2,955)	(613)	(3,144)	(1,544)

Net income	$16,166	$5,775	$26,015	$11,476

6.	Investments
      As of June 30, 2005 and December 31, 2004, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	June 30, 2005		December 31, 2004

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$35,930	$35,930	$46,019	$46,019
Short-term investments	151,459	152,005	62,077	61,675
Marketable securities — long term	326,984	327,276	516,188	515,881
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

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$151,459	$152,005
Due after one year through three years	325,492	323,182

Total	$476,951	$475,187

7.	Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, such as changes in unrealized holding gains (losses) or gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive loss for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Foreign currency translation losses	$1,736	$40	$2,658	$349
Unrealized losses on securities:
Unrealized holding gains (losses)	1,788	(9,225)	(2,095)	(10,798)
Less: reclassification adjustment for net gains (losses) realized in net income	190	447	(3,642)	363

Net unrealized gains (losses) on securities	1,598	(9,672)	1,547	(11,161)

Other comprehensive loss	(138)	(9,712)	(1,111)	(11,510)
Net income	16,166	5,775	26,015	11,476

Comprehensive income (loss)	$16,028	$(3,937)	$24,904	$(34)

      The foreign currency translation losses are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.
      Accumulated other comprehensive income includes the following:

	June 30,	December 31,
	2005	2004

Unrealized gains (losses) on securities	$838	$(709)
Foreign currency translation gains	6,008	8,666

Total accumulated other comprehensive income	$6,846	$7,957

      During the three months ended March 31, 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated in the event funds were needed for redemption of the 3 1/4% Notes. The loss represents the excess of the original book value of those investments over the market value at March 31, 2005. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheet. In addition, during the six months ended June 30, 2005, the Company recognized gains on the sale of certain of its investments of $609. Both of the above amounts are included in other expense (income) in the accompanying consolidated statements of operations.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the six months ended June 30, 2005 are as follows:

	Emdeon	Emdeon
	Business	Practice	WebMD
	Services	Services	Health	Porex	Total

Balance as of January 1, 2004	$585,988	$182,809	$36,843	$38,808	$844,448
Acquisitions during the period	99,829	—	14,942	4,122	118,893
Contingent consideration payments/accruals related to prior period acquisitions	60,955	155	1,500	—	62,610
Tax reversals	(7,141)	(7,321)	—	—	(14,462)
Adjustments to finalize purchase price allocations	(1,263)	—	(116)	—	(1,379)
Effects of exchange rates	—	—	—	454	454

Balance as of January 1, 2005	738,368	175,643	53,169	43,384	1,010,564
Acquisition during the period	—	—	23,141	—	23,141
Contingent consideration payments related to prior period acquisitions(b)	(1,106)	30	1,000	—	(76)
Tax reversals(a)	(3,294)	—	—	(545)	(3,839)
Adjustments to finalize purchase price allocations	566	—	(1,253)	—	(687)
Effects of exchange rates	—	—	—	(511)	(511)

Balance as of June 30, 2005	$734,534	$175,673	$76,057	$42,328	$1,028,592

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company reduced goodwill and accrued liabilities by $1,148 and $545 for the Emdeon Business Services and Porex segments during the six months ended June 30, 2005. The reduction related to the favorable resolution of estimated tax liabilities established in connection with certain 2000 acquisitions. Additionally, during the three and six months ended June 30, 2005, the Company reduced goodwill by $2,146 as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions within the Emdeon Business Services segment.

(b)	During the six months ended June 30, 2005, the Company made contingent consideration payments in the amount of $1,960, $30 and $1,000 for the Emdeon Business Services, Emdeon Practice Services and WebMD Health segments’ 2004 and 2003 Acquisitions, respectively. In addition, during the six months ended June 30, 2005, the Company adjusted goodwill by $3,066 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	June 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$370,481	$(224,846)	$145,635	$369,704	$(217,874)	$151,830
Technology and patents	235,423	(162,557)	72,866	234,722	(155,687)	79,035
Trade names	40,716	(29,139)	11,577	40,716	(26,923)	13,793
Non-compete agreements and other	27,913	(4,742)	23,171	17,920	(2,069)	15,851

Total	$674,533	$(421,284)	$253,249	$663,062	$(402,553)	$260,509

      Amortization expense was $9,745 and $18,731 for the three and six months ended June 30, 2005, respectively, and $6,125 and $12,140 for the three and six months ended June 30, 2004, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ended December 31, 2005 (July 1st to December 31st)	$18,249
2006	34,662
2007	33,369
2008	28,185
2009	20,698
Thereafter	118,086

9.	Commitments and Contingencies
      In April 2004, the Company, through its Emdeon Business Services segment, acquired Dakota, a provider of automated healthcare claims processing technology and business process outsourcing services.
      On April 6, 2005, the Company’s Dakota subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota prior to its acquisition by Emdeon Business Services. In addition, Dakota filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action.
      On May 9, 2005, the defendants filed an Answer and Counterclaim against Dakota. In the Answer and Counterclaim, defendants allege that Dakota did not have the right to terminate them for cause and that Dakota violated provisions of their employment agreements. Defendants seek damages for the alleged breaches of their employment agreements. Defendants also allege that Dakota, as well as the Company and Envoy Corporation, a subsidiary of the Company, violated the merger agreement pursuant to which Envoy acquired Dakota. Defendants allege that the terminations and other actions taken by the Company, Envoy and Dakota interfered with the defendants’ rights with respect to potential contingent “earn-out” consideration under provisions contained in the merger agreement. The merger agreement provides for contingent consideration based on achievement of certain financial milestones in specified time periods and defendants seek damages in excess of $25,000, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the merger agreement.
      We believe that the counterclaims are without merit and intend to vigorously defend against them.

WEBMD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2004 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of June 30, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction
      WebMD Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

Operating Segments
      We have aligned our business into four operating segments as follows:

•	Emdeon Business Services (formerly known as WebMD Business Services). We provide healthcare reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers, together with related technology solutions. We transmit transactions electronically between healthcare payers and providers and provide healthcare payers with transaction processing technology, consulting services and outsourcing services,

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

•	Emdeon Practice Services (formerly known as WebMD Practice Services). We develop and market information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD Health. We provide health information services to consumers, physicians and healthcare professionals through online portals and specialized publications. Our public and private online portals provide access to news and articles, searchable in-depth information and dynamic interactive services. Our public portals sell advertising and sponsorship programs, including online continuing medical education (CME) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members. In addition, we publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Recent Developments
      WebMD Health IPO. As previously announced, WebMD Health Corp. (formerly known as WebMD Health Holdings, Inc.), a wholly owned subsidiary formed by us to be a holding company for our WebMD Health segment, has filed a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock, which would have one vote per share. We expect that WebMD Health will sell between 10% and 14% of its equity to the public in the offering. We would own the remaining equity of WebMD Health in the form of Class B common stock, which would have ten votes per share, and would control WebMD Health. The timing for the sale has not yet been determined. We believe that the benefits of an initial public offering by WebMD Health Corp. include:

•	creating a security that allows investors to participate directly in the performance of our WebMD Health segment;

•	enabling us to motivate WebMD Health employees through equity compensation plans that provide for equity participation in that business; and

•	enabling WebMD Health to make acquisitions using its own equity as consideration.
      Because the “WebMD” name has been more closely associated with WebMD Health’s business and its Web sites than with our other businesses, our Board of Directors has determined that WebMD Health will, following its initial public offering, have the sole right to use the name “WebMD” and related trademarks and that our other businesses will cease to use that name except, under a temporary license from WebMD Health, as needed for an orderly transition. We believed that the “WebMD” name was not strongly associated with any of our other businesses, none of which has had a long history of using the name. In addition, we believed that not only would the businesses included in our Emdeon Practice Services and Emdeon Business Services segments not be harmed by ceasing to use “WebMD” as a brand, they would be likely to benefit from use of new branding and related marketing campaigns that emphasize the breadth of the product and service offerings of those businesses. Many of the products and services of those businesses have not been associated by customers with the “WebMD” name, but instead have been associated with names of companies that we acquired, including ABF, Medifax and ExpressBill. Accordingly, in August 2005, we began to use Emdeon in the names of those segments. We are also using Emdeon as a brand for many of the products and services of those segments. There has not been any change in the name of our Porex segment or its branding. We plan to seek stockholder approval, at our Annual Meeting of Stockholders on September 29, 2005, for changing our corporate name from WebMD Corporation to Emdeon Corporation and, on August 4, 2005, filed preliminary proxy materials with the SEC that include a proposal relating to the name change.
      We intend to enter into a number of agreements with WebMD Health governing the future relationship of the companies, including a services agreement, a tax sharing agreement, and a release and indemnity agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WebMD Health with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. The specific services and the terms on which those services will be provided will be determined prior to completion of the offering. It is our intention that, under the services agreement, we will receive an amount that reasonably approximates our cost of providing services to WebMD Health. We expect to agree to make the services available to WebMD Health for up to five years. However, we expect that WebMD Health would not be required, under the services agreement, to continue to obtain services from us and would be able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination.
      Redemption of 3 1/4% Convertible Subordinated Notes. On June 2, 2005, we completed the redemption of all of our outstanding 3 1/4% Convertible Subordinated Notes due 2007. During the three months ended June 30, 2005, holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of our common stock, plus cash in lieu of fractional shares, at a price of $9.26 per share. We redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. The write-off of the unamortized portion of the deferred issuance costs and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other expense in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.

Background Information on Certain Trends and Strategies
      Diversification of Emdeon Business Services. Submission of claims electronically assists healthcare payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We are continuing our efforts to transform Emdeon Business Services from an electronic transactions clearinghouse to a provider of more comprehensive reimbursement cycle management services for healthcare providers and transaction-related administrative services for healthcare payers. As we had expected, during the first half of 2005, our revenue and earnings from providing electronic clearinghouse services for healthcare transactions, on their own, declined. We expect that to continue during the rest of 2005. However, the revenue and earnings of our business process outsourcing and other transaction-related services offset this decline during the first half of 2005 and, in general, we expect that to continue during the rest of 2005. It is possible that, during certain reporting periods, revenue from basic clearinghouse services could decline faster than we are able to increase the revenue from our additional services, in part because of the length of the implementation cycle for the additional services. We intend to continue the transformation of Emdeon Business Services by developing or acquiring additional transaction-related services and updating our existing ones. Our strategy is to continue to increase the value we are able to provide our payer and provider customers in all aspects of their adoption and implementation of information technology solutions for healthcare transactions.

      Transaction Processing Infrastructure Investments. Our electronic transaction services automate the data exchange between healthcare providers and payers for patient eligibility and benefits information, claims transactions, remittance information, referrals, claim status information and other processes. During 2003 and 2004, the key area of focus for Emdeon Business Services, with respect to its operational and technological infrastructure, was preparing for and implementing the transaction standards of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and working with our customers on their own implementations. We incurred significant costs in these HIPAA implementation efforts. Our goal during the remainder of 2005 and in 2006 is to implement infrastructure improvements that enable us to provide our services more efficiently, to consolidate and integrate the infrastructure used by the companies we have acquired and to create additional value-added services for healthcare payers and providers. We expect to make significant capital expenditures on Emdeon Business Services infrastructure improvements in 2005 and 2006.
      Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare. These initiatives are generally intended to foster improvements in the quality of care, while reducing costs. A key focus of many of these initiatives is creating incentives for healthcare providers to make investments in information technology or reducing the costs of doing so. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the federal government. The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. We believe that we are a good candidate to work with HHS on its initiatives and projects as a result of our experience working with parties throughout the healthcare industry, including

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
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid advertising and distribution services, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, contingencies, litigation and the value attributed to warrants issued for services.
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable segment are as follows:

Emdeon Business Services. Healthcare payers and providers pay us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also pay us fees for patient statement and paid-claims communication services, typically on a per statement or per communication basis. Additionally, payers, including government payers, pay us fees to license decision support software and provide related support and maintenance for that decision support software, and provide information technology consulting services. Healthcare payers pay us annual license fees, which are based on the number of covered members, for use of our software and pay us time and materials fees for providing business and information technology consulting services to them. The professional consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure.

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

Emdeon Practice Services. Healthcare providers pay us fees to license our Medical Manager and Intergy practice management systems and Intergy EHR electronic medical records system. Our practice management systems are sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. We also charge healthcare providers fees for transmitting, through Emdeon Network Services, transactions to payers and billing statements to patients. We recognize revenue from these fees, which are generally paid on a per transaction or monthly basis, as we provide the service.

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

WebMD Health. Revenues from advertising are recognized as advertisements are delivered or as publications are distributed. Revenues from sponsorship arrangements, content syndication and distribution arrangements and licenses of our healthcare management tools and private online portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we deliver the minimum number of CME credit hours required by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2004.

•	Investments — Our investments, at June 30, 2005, consisted principally of certificates of deposit, municipal bonds, auction rate securities, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value. For the six months ended June 30, 2005, we recognized a loss of $4,251 for unrealized losses on marketable debt securities that we determined were not temporary in nature.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At June 30, 2005, we had net operating loss carryforwards of approximately $2.0 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination was made.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.
Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	$	%	$	%	$	%	$	%

Revenue	$322,556	100.0	$281,881	100.0	$626,490	100.0	$553,095	100.0
Costs and expenses:
Cost of operations	181,950	56.4	163,961	58.2	354,113	56.5	326,603	59.0
Development and engineering	14,457	4.5	12,991	4.6	29,097	4.6	24,087	4.4
Sales, marketing, general and administrative	83,533	25.9	83,298	29.5	165,670	26.4	160,292	29.0
Depreciation and amortization	17,541	5.4	13,148	4.7	34,045	5.4	25,733	4.6
Legal expense	4,283	1.3	2,215	0.8	8,443	1.3	4,252	0.8
Interest income	3,936	1.2	4,511	1.6	8,257	1.3	9,994	1.8
Interest expense	3,895	1.2	4,838	1.7	8,676	1.4	9,586	1.7
Other expense (income), net	1,712	0.6	(447)	(0.2)	5,544	1.0	(484)	(0.1)

Income before income tax provision	19,121	5.9	6,388	2.3	29,159	4.7	13,020	2.4
Income tax provision	2,955	0.9	613	0.3	3,144	0.5	1,544	0.3

Net income	$16,166	5.0	$5,775	2.0	$26,015	4.2	$11,476	2.1

      Revenue is derived from our four business segments: Emdeon Business Services, Emdeon Practice Services, WebMD Health and Porex. Emdeon Business Services provides: electronic transmission services for medical, dental and pharmacy transactions and related technology solutions, consulting services and outsourcing services for healthcare payers, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits; and automated patient billing services for healthcare providers, including statement printing and mailing services. Additionally, Emdeon Business Services provides software products including decision support and data warehousing, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers, and performs software maintenance and consulting services for certain governmental agencies. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. Emdeon Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy and Emdeon Network Services brands. Emdeon Practice Services also provides support and maintenance services related to the hardware and software associated with our practice management systems. WebMD Health services include advertising, sponsorship, continuing medical education (CME), content syndication and distribution, and licenses of private online portals to employers and healthcare payers for use by their employees and plan members. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased personnel and facilities costs, sales commissions paid to certain distributors of our Emdeon Business Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.
      Development and engineering expense consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.
      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to advertising and distribution services acquired in exchange for our equity securities and non-cash stock compensation expense.
      Legal expense consists of costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.
      Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the usage of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. Our non-cash advertising expense is included in cost of operations when we utilize prepaid advertising in conjunction with online advertising and sponsorship programs. Our non-cash advertising expense is included in sales, marketing, general and administrative expense when we utilize the prepaid advertising for promotion of our brand.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that we issued to AOL as part of a strategic alliance we entered into with Time Warner in May 2001 under which we became the primary provider of healthcare content, tools and services for use on certain AOL properties. The value of the warrant was amortized over the original three-year term of the strategic alliance and accordingly we have not recorded any non-cash distribution expense since April 2004.

•	Non-cash stock compensation expense. Expense related to restricted stock awards in our common stock that have been granted to certain of our employees as well as the intrinsic value of the unvested portion of stock options assumed in connection with certain acquisitions in 2000 and options granted in 2000 with exercise prices less than the fair market value of our stock on the date of grant. Non-cash stock compensation expense is reflected in sales, marketing, general and administrative expense within the accompanying consolidated statements of operations.
      The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.

Revenues
      Revenues for the three months ended June 30, 2005 were $322,556, compared to $281,881 a year ago. The Emdeon Business Services, WebMD Health and Emdeon Practice Services segments were responsible for $25,477, $8,613 and $6,823, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $340 in Porex. In addition, there was a decrease of $102 in inter-segment eliminations.
      Revenues for the six months ended June 30, 2005 were $626,490, compared to $553,095 a year ago. The Emdeon Business Services, WebMD Health, Emdeon Practice Services and Porex segments were responsible for $47,431, $15,879, $8,835 and $1,095, respectively, of the revenue increase for the six months ended June 30, 2005. In addition, there was a decrease of $155 in inter-segment eliminations.
      Revenue from customers acquired through the 2005 Acquisition and 2004 Acquisitions contributed $26,995, of the overall increase in revenue of $40,675 for the three months ended June 30, 2005, and $51,830 of the overall increase in revenue of $73,395 for the six months ended June 30, 2005. For purposes of this discussion, only revenue from existing customers of the acquired business on the date of the acquisition is considered to be revenue from acquired customers. We integrate acquisitions as quickly as practicable and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers. The remaining increase in revenues is largely attributable to increased revenues in our WebMD Health segment from licensing of our private online portal services to large employers and health plans and from increased advertising and sponsorship revenues from pharmaceutical and medical device companies as well as increased revenues in our Emdeon Practice Services segment related to higher systems revenue, Network Services revenue and maintenance revenue.

Costs and Expenses
      Cost of Operations. Cost of operations was $181,950 and $354,113 for the three and six months ended June 30, 2005, compared to $163,961 and $326,603 in the prior year periods. Our cost of operations represented 56.4% and 56.5% of revenue for the three and six months ended June 30, 2005, compared to 58.2% and 59.0% for the three and six months ended June 30, 2004. Favorably impacting cost of operations as a percentage of revenue for the three and six months ended June 30, 2005 compared to a year ago, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within the Emdeon Practice Services operating segment as well as lower sales commissions paid to our channel partners and lower data communication expenses in our Emdeon Business Services segment. Offsetting these items for the three months ended June 30, 2005 were increased compensation related costs in our WebMD Health segment due to increased headcount, as well as higher costs associated with our April and June 2005 issues of WebMD the Magazine. Included in cost of operations were non-cash expenses related to advertising services of $217 in both the three and six months ended June 30, 2005, compared to $346 and $601 in the prior year periods.
      Development and Engineering. Development and engineering expense was $14,457 and $29,097 for the three and six months ended June 30, 2005, compared to $12,991 and $24,087 in the prior year periods. Our development and engineering expenses represented 4.5% and 4.6% of revenue for the three and six months ended June 30, 2005, compared to 4.6% and 4.4% for the three and six months ended June 30, 2004. The increase in development and engineering expense was primarily attributable to the ViPS, Dakota and HealthShare operations which, due to the timing of these acquisitions, were excluded or partially excluded from our results for the three and six months ended June 30, 2004. Also contributing to the increase in development and engineering expense for the three and six months ended June 30, 2005, compared to a year ago, was the increased investment in our product development efforts within the Emdeon Practice Services segment.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $83,533 and $165,670 for the three and six months ended June 30, 2005, compared to $83,298 and $160,292 in the prior year periods. Our sales, marketing, general and administrative expenses represented

25.9% and 26.4% of revenue for the three and six months ended June 30, 2005, compared to 29.5% and 29.0% of revenue for the three and six months ended June 30, 2004. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising services, distribution services and stock compensation. Non-cash expenses related to advertising and distribution services were $2,169 and $4,796 for the three and six months ended June 30, 2005, compared to $5,645 and $10,683 in the prior year periods. The decrease in non-cash advertising and distribution expense was the result of lower utilization of our prepaid advertising inventory during the three and six months ended June 30, 2005, as well as a decline in the expense related to our distribution arrangement with AOL which was fully amortized in May of 2004. Non-cash stock compensation was $716 and $2,367 for the three and six months ended June 30, 2005, compared to $2,736 and $4,441 in the prior year periods. The decrease in non-cash stock compensation is primarily related to the vesting schedule of options issued and assumed in connection with business combinations and the restricted stock issued to certain employees in March 2004.
      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $80,648 and $158,507 or 25.0% and 25.3% of revenue, for the three and six months ended June 30, 2005, compared to $74,917 and $145,168 or 26.6% and 26.2% of revenue in the prior year periods. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was due to lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards and our readiness efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. Our implementation efforts with respect to the HIPAA transaction standards were substantially completed in the fourth quarter of 2004. Also contributing to the decrease in our sales, marketing, general and administrative expense, as a percentage of revenue, was the inclusion of the ViPS operations in the current period, which have lower administrative expenses. Offsetting this decrease in expense, as a percentage of revenue, was approximately $3,100 of severance and recruiting expenses within our WebMD Health segment.
      Depreciation and Amortization. Depreciation and amortization expense was $17,541 and $34,045 for the three and six months ended June 30, 2005, compared to $13,148 and $25,733 in the prior year periods. Depreciation and amortization expense represented 5.4% of revenue for the three and six months ended June 30, 2005, compared to 4.7% and 4.6% of revenue in the prior year periods. The increase was primarily due to additional depreciation and amortization expense relating to the 2005 Acquisition and 2004 Acquisitions and as a result of capital expenditures made in our Emdeon Practice Services segment during 2004. These increases were slightly offset by a decrease in amortization expense as a result of the intangible asset for Medifax’s trade name becoming fully amortized since the beginning of the prior year periods.
      Legal Expense. Legal expense was $4,283 and $8,443 for the three and six months ended June 30, 2005, compared to $2,215 and $4,252 in the prior year periods. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs may continue to be significant.
      Interest Income. Interest income was $3,936 and $8,257 during the three and six months ended June 30, 2005, compared to $4,511 and $9,994 in the prior year periods. This decrease was primarily due to lower average investment balances.
      Interest Expense. Interest expense was $3,895 and $8,676 for the three and six months ended June 30, 2005, compared to $4,838 and $9,586 in the prior year periods. The decrease for both periods is due to the redemption of the 3 1/4% Notes on June 2, 2005.
      Other Expense (Income), Net. Other expense (income) for the three and six months ended June 30, 2005 represents a loss of $1,712 and $5,544, compared to a gain of $447 and $484 in the prior year periods. Other expense (income) during the three and six months ended June 30, 2005 includes a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005. During the three months ended March 31, 2005, we recorded $4,251 for unrealized losses on marketable securities that we identified as securities to be liquidated in the event funds were needed for redemption of our 3 1/4% Notes. Included in other expense (income) for the three and six months ended June 30, 2005 is $190 and $609, compared to $447 and $484 in the prior year periods, related to net gains on the sale of marketable securities and on the sale of property and equipment.
      Income Tax Provision. The income tax provision of $2,955 and $3,144 for the three and six months ended June 30, 2005 and $613 and $1,544 for the three and six months ended June 30, 2004, includes tax expense for operations that are profitable in certain state and foreign jurisdictions. In addition, the three and six months ended June 30, 2005 includes a provision for federal taxes that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon income or loss before taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain or loss on investments, redemption of 3 1/4% Notes, sales of property and equipment, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), non-cash expenses related to advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2004 Annual Report on Form 10-K. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.
      Summarized financial information for each of our operating segments and a reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Emdeon Business Services	$191,514	$166,037	$377,247	$329,816
Emdeon Practice Services	78,596	71,773	151,614	142,779
WebMD Health	40,465	31,852	74,040	58,161
Porex	20,397	20,737	40,253	39,158
Inter-segment eliminations	(8,416)	(8,518)	(16,664)	(16,819)

	$322,556	$281,881	$626,490	$553,095

Income before taxes, non-cash and other items
Emdeon Business Services	$40,420	$28,914	$78,673	$58,764
Emdeon Practice Services	8,183	1,771	12,580	3,122
WebMD Health	4,350	7,626	9,201	12,168
Porex	6,064	6,275	11,461	11,317
Corporate	(13,299)	(14,228)	(26,925)	(27,533)
Interest income	3,936	4,511	8,257	9,994
Interest expense	(3,895)	(4,838)	(8,676)	(9,586)

	45,759	30,031	84,571	58,246

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Taxes, non-cash and other items
Depreciation and amortization	(17,541)	(13,148)	(34,045)	(25,733)
Non-cash advertising and distribution services and stock compensation	(3,102)	(8,727)	(7,380)	(15,725)
Legal expense	(4,283)	(2,215)	(8,443)	(4,252)
Other (expense) income, net	(1,712)	447	(5,544)	484
Income tax provision	(2,955)	(613)	(3,144)	(1,544)

Net income	$16,166	$5,775	$26,015	$11,476

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.
      Emdeon Business Services. Revenues were $191,514 and $377,247 for the three and six months ended June 30, 2005, an increase of $25,477 or 15.3% and $47,431 or 14.4%, compared to the prior year periods. Revenues from customers acquired through the 2004 Acquisitions contributed $23,996 and $47,195 to the increase in revenue for the three and six months ended June 30, 2005. Excluding the 2004 Acquisitions, revenue increased as a result of growth in our paid claims communication services and our patient statement services, offset by the continued decrease in revenue for traditional medical services and EDI revenues.
      Income before taxes, non-cash and other items was $40,420 and $78,673 for the three and six months ended June 30, 2005, compared to $28,914 and $58,764 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 21.1% and 20.9% for the three and six months ended June 30, 2005, compared to 17.4% and 17.8% for the prior year periods. The increase in our operating margin is primarily the result of lower sales commissions paid to our channel partners, lower data communication expenses and lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards, which were substantially completed in the fourth quarter of 2004. These lower costs for the three and six months ended June 30, 2005 were slightly offset by the ViPS and Dakota acquisitions, which had lower operating margins compared to other services offered by the Emdeon Business Services segment.
      Emdeon Practice Services. Revenues were $78,596 and $151,614 for the three and six months ended June 30, 2005, an increase of $6,823 or 9.5% and $8,835 or 6.2%, compared to the prior year periods. The increase in revenue for the three months ended June 30, 2005, compared to the prior year period, was due to higher Network Services revenue, higher systems revenues and higher maintenance revenues. The increase in revenue during the six months ended June 30, 2005 compared to the prior year period was primarily driven by higher systems revenues and higher maintenance revenues. Increased maintenance revenues reflect continued higher renewals of our maintenance and support service contracts.
      Income before taxes, non-cash and other items was $8,183 and $12,580 for the three and six months ended June 30, 2005, compared to $1,771 and $3,122 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 10.4% and 8.3% for the three and six months ended June 30, 2005, compared to 2.5% and 2.2% for the prior year periods. The increased operating margin is due to revenue mix as well as improvements in our delivery and service infrastructure. This increased operating margin is slightly offset during the six months ended June 30, 2005 by approximately $1,300 of severance provided to former members of management and for other employees.
      WebMD Health. Revenues were $40,465 and $74,040 for the three and six months ended June 30, 2005, an increase of $8,613 or 27.0% and $15,879 or 27.3%, compared to the prior year periods. The increase in revenues is the result of increased sales from licensing our private online portal services to employers and health plans and from advertising and sponsorship revenues from our pharmaceutical and medical device customers. Also contributing to the increases for the three and six months ended June 30, 2005 is $2,669 and $3,872, respectively from customers acquired through both the 2005 Acquisition and 2004 Acquisitions. Partially offsetting these increases during the three and six months ended June 30, 2005, is the loss of revenue from our content syndication agreement with News Corporation, which expired in January of 2005. Included in revenue was $1,000 during the six months ended June 30, 2005, compared to revenue of $3,000 and $6,000 during the three and six months ended June 30, 2004 related to the News Corporation agreement.
      Income before taxes, non-cash and other items was $4,350 and $9,201 for the three and six months ended June 30, 2005, compared to $7,626 and $12,168 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 10.8% and 12.4% for the three and six months ended June 30, 2005, compared to 23.9% and 20.9% for the prior year periods. These decreases in operating margin were due to increased expenses in the areas of website operations and development, specifically information technology and creating and licensing content, as well as the decline in revenues due to the expiration of the content syndication agreement with News Corporation referred to above. Additionally, we incurred charges of approximately $3,600 during the three months ended June 30, 2005 primarily related to severance and recruiting expenses. Partially offsetting this decrease in operating margin during the three months ended June 30, 2005 was the inclusion of the 2005 Acquisition and 2004 Acquisitions which on a combined basis have higher operating margins compared to the other operations of the WebMD Health segment.
      Porex. Revenues were $20,397 and $40,253 for the three and six months ended June 30, 2005, a decrease of $340 or 1.6% and an increase of $1,095 or 2.8%, compared to the prior year periods. The decrease in revenues for the three months ended June 30, 2005, compared to the prior year period, was due to increased pricing pressure for certain of our products and the delay of certain of our customers’ product launches for which we produce some of the components. Additionally, the three and six months ended June 30, 2005 included revenues from customers acquired through our 2004 Acquisitions, the favorable shift in foreign exchange rates and higher sales of surgical implant products. Revenues from customers acquired through the 2004 Acquisitions contributed $330 and $763 for the three and six months ended June 30, 2005.
      Income before taxes, non-cash and other items was $6,064 and $11,461 for the three and six months ended June 30, 2005, compared to $6,275 and $11,317 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 29.7% and 28.5% for the three and six months ended June 30, 2005, compared to 30.3% and 28.9% for the prior year periods. These decreases in operating margin were due to slightly higher personnel and professional costs.
      Corporate. Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate expenses were $13,299 or 4.1% of revenue and $26,925 or 4.3% of revenue for the three and six months ended June 30, 2005, compared to $14,228 or 5.0% of revenue and $27,533 or 5.0% of revenue for the prior year period. These expenses, in absolute dollars and as a percentage of revenue, decreased as a result of lower professional costs related to our Sarbanes-Oxley readiness efforts and lower personnel related costs. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenues without a proportionate increase in corporate costs.
      Inter-Segment Eliminations. The decrease in inter-segment eliminations for the three and six months ended June 30, 2005 compared to a year ago resulted from lower sales of Emdeon Business Services products into the Emdeon Practice Services customer base.
Liquidity and Capital Resources
      We have incurred significant operating and net losses since we began operations and, as of June 30, 2005, had an accumulated deficit of approximately $10.1 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

      As of June 30, 2005, we had approximately $187,935 in cash and cash equivalents and short-term investments and working capital of $184,519. Additionally, we had long-term investments of $323,182 in marketable debt securities and $4,094 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future. As of June 30, 2005, all of our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $62,700 for the six months ended June 30, 2005, compared to cash provided by operating activities of $40,648 for the six months ended June 30, 2004. The cash provided by operating activities for the six months ended June 30, 2005 was attributable to net income of $26,015 and non-cash and non-operating items of $52,024, partially offset by net changes in operating assets and liabilities of $15,339. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the six months ended June 30, 2004 was attributable to net income of $11,476 and non-cash and non-operating items of $45,386, partially offset by net changes in operating assets and liabilities of $16,214. The non-cash and non-operating items consist of depreciation and amortization, non-cash expenses related to advertising and distribution services and stock-based compensation, bad debt expense, amortization of debt issuance costs, loss on the redemption of convertible debt, losses and gains on investments and gains on sales of property and equipment.
      Cash used in investing activities was $16,104 for the six months ended June 30, 2005, compared to cash used in investing activities of $161,652 for the six months ended June 30, 2004. Cash used in investing activities for the six months ended June 30, 2005 included $190,673 of proceeds from maturities and sales of available-for-sale securities offset by $94,350 of purchases of available-for-sale securities. Cash paid for business combinations, net of cash acquired, was $74,110, which primarily related to an ABF contingent consideration payment and the 2005 Acquisition of HealthShare. Cash used in investing activities for the six months ended June 30, 2004 included $1,011,914 of proceeds from maturities and sale of available-for-sale securities offset by $1,103,876 of purchases of available-for-sale securities. Cash paid for business combinations for the six months ended June 30, 2004, net of cash acquired, was $58,060, which primarily related to the 2004 Acquisition of Dakota and an ABF contingent consideration payment of $17,455. Investments in property and equipment were $38,717 for the six months ended June 30, 2005, compared to $12,047 a year ago. Our investments in property and equipment during the six months ended June 30, 2005 included approximately $14,000 related to the build-out of WebMD Health’s new corporate offices in New York City.
      Cash used in financing activities was $55,561 for the six months ended June 30, 2005, compared to cash provided by financing activities of $117,992 for the six months ended June 30, 2004. Cash used in financing activities for the six months ended June 30, 2005 consisted of cash paid of $86,694 for the redemption of the 3 1/4% Notes in June 2005, partially offset by $31,437 related to the issuance of common stock, primarily resulting from exercises of employee stock options. Cash provided by financing activities for the six months ended June 30, 2004 principally related to the net proceeds of $98,115 from the issuance of our Convertible Redeemable Exchangeable Preferred Stock and proceeds of $25,011 related to the issuance of common stock, primarily related to exercises of employee stock options. For the six months ended June 30, 2004, $4,877 was used for repurchases of our common stock. We did not repurchase our common stock during the six months ended June 30, 2005.
      Our principal commitments at June 30, 2005 were our commitments related to the $350,000 1.75% Convertible Subordinated Notes due in June of 2023, the $100,000 Convertible Redeemable Exchangeable Preferred Stock due in 2012, obligations under operating leases and contingent consideration payments of up to an aggregate of $144,576 related to certain acquisitions achieving certain milestones.
      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2005 and 2006. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, costs of maintaining and upgrading the information technology platforms and communications systems that Emdeon Business Services and WebMD Health use to provide their services, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.
      WebMD Health Corp., a wholly owned subsidiary of WebMD formed to be a holding company for our WebMD Health segment, has filed a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. As previously announced, WebMD Health Corp. intends to sell approximately 10%-14% of its equity in the offering. See “— Introduction — Recent Developments.” Our current intention is that WebMD Health Corp. will retain all of the proceeds of the offering. The offering will not result in any changes to the terms of our long-term debt or other principal commitments and we believe that we will continue, for the foreseeable future after the offering, to have sufficient cash resources to meet the commitments described above in this section and that WebMD Health Corp. will, as a result of its retention of the proceeds of the offering, also have sufficient cash resources to meet its commitments and anticipated working capital and capital expenditure requirements.
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
Factors That May Affect Our Future Financial Condition or Results of Operations
      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

Risks Related to the Businesses of
Emdeon Business Services and Emdeon Practice Services

The financial results of Emdeon Business Services could be adversely affected if payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us
      There can be no assurance that healthcare payers will continue to use Emdeon Business Services and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as Emdeon Business Services. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with Emdeon Business Services. See “Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer” below. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. Although we believe the use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, the HIPAA transaction standards may facilitate use of EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on Emdeon Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on Emdeon Business Services’ business and financial results.

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer
      Some of our existing payer and provider customers and some of our strategic partners compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. See “Business — Competition for Our Healthcare Information Services and Technology Solutions” in our Annual Report on Form 10-K for the year ended December 31, 2004. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as Emdeon Business Services, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions we are able to negotiate in our connectivity agreements with them and our transaction volume. We cannot provide assurance that we will be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our services must be more efficient for them than use of internal resources.

Emdeon Business Services’ transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions
      We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our Emdeon Business Services transaction services. Emdeon Practice Services is a competitor of these practice management system vendors. Some of these vendors have, as a result of our ownership of Emdeon Practice Services or for other reasons, chosen to diminish or terminate their relationships with Emdeon Business Services, and others may do so in the future. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, Emdeon Business Services or WebMD Health. We could also lose transaction volume from practice management system vendors and other large submitters of claims if the payments we offer them as an inducement to use our transaction services are not competitive with other alternatives available to them. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, Emdeon Business Services’ transaction volume and financial results could be adversely affected.

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes
      A portion of Emdeon Business Services’ revenues comes from customers that are governmental agencies. The acquisition of ViPS has increased that portion and we intend to seek additional government contracts and subcontracts. Government contracts and subcontracts may be subject to some or all of the following:

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

Lengthy sales, installation and implementation cycles for some Emdeon Business Services applications and some Emdeon Practice Services applications may result in unanticipated fluctuations in their revenues
      Emdeon Practice Services. Emdeon Practice Services is seeking to increase its sales to larger physician groups and clinics. These sales are typically not only larger in size, but also involve more complex practice management and electronic medical records applications. As a result, we expect longer sales, contracting and implementation cycles for these customers. These sales may be subject to delays due to customers’ internal procedures for approving large expenditures and for deploying new technologies; implementation may be subject to delays based on the availability of the internal customer resources needed. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. Unexpected delays in these sales or in their implementation may result in unanticipated fluctuations in the revenues of Emdeon Practice Services.
      ViPS. ViPS, which is included in our Emdeon Business Services segment, provides licensed software products and related services to payers and information technology services to government customers. The period from our initial contact with a potential ViPS client and the purchase of our solution by the client is difficult to predict. In the past, it has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by ViPS may be subject to delays due to customers’ internal procedures for approving large expenditures, due to delays in government funding and due to other factors outside of our control. The time it takes to implement a licensed software solution is also difficult to predict and has lasted as long as 12 months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have only limited ability to forecast the timing of revenue from new ViPS sales. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals and negotiating the contract without receiving any related revenue.

Emdeon Practice Services faces competition in providing support services to owners of The Medical Manager and other systems
      Emdeon Practice Services faces competition for the support services it markets to owners of The Medical Manager systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in systems for physicians, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems. Some of our clients have terminated their support services contracts in the past and we expect such terminations to occur in the future.

Risks Related to the Businesses of WebMD Health

WebMD Health’s online businesses are difficult to evaluate because they have a limited operating history
      WebMD Health’s online businesses have a limited operating history and participate in relatively new and rapidly evolving markets. These businesses have undergone significant changes during their short history, including changes in the services provided and changes in ownership and management, and may continue to change as a result of changes in market conditions, their regulatory environment and other factors outside of our control. We cannot assure you that our current business strategy will be successful in the long term.
      Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. WebMD Health has only been profitable in three of our historical fiscal quarters and, even if demand from users exists, we cannot assure you that WebMD Health will be profitable in the future.

The timing of WebMD Health’s advertising and sponsorship revenues may vary significantly from quarter to quarter, which could have adverse effects on its operating results
      WebMD Health’s advertising and sponsorship revenues may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of WebMD Health’s advertising and sponsorship contracts are for terms of approximately four to 12 months. WebMD Health has relatively few longer term contracts. We cannot assure you that WebMD Health’s current customers will continue to participate in advertising and sponsorship programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs.
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
      Factors that could affect the timing of our revenues from advertisers and sponsors include:

•	timing of Food and Drug Administration, or FDA, approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for WebMD Health’s private online portals make it difficult to forecast revenues from these applications
      WebMD Health provides private online portals to employers and payers for use by their employees and members. The period from WebMD Health’s initial contact with a potential client for a private online portal and the first purchase of a solution by the client is difficult to predict. In the past, it has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to clients’ internal procedures for approving large expenditures and other factors beyond our control. The time it takes to implement a customized private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict WebMD Health’s financial performance from quarter to quarter.
      During the sales cycle and the implementation period, WebMD Health may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing online portals are relatively fixed in the short-term, including personnel costs and technology and infrastructure costs. Even if WebMD Health’s revenues from providing private online portals is lower than expected, WebMD Health may not be able to reduce its short-term spending in response. Any shortfall in revenue would have a direct impact on WebMD Health’s results of operations.

If WebMD Health is unable to provide content that attracts and retains users to The WebMD Health Network at a level that is attractive to advertisers and sponsors, WebMD Health’s revenues will be reduced
      We believe that interest in WebMD Health’s public portals for consumers, physicians and healthcare professionals is based upon WebMD Health’s ability to make available high quality health content, decision-support tools and other services that meet the needs of its users. Its ability to do so depends, in turn, on:

•	its ability to hire and retain qualified authors, journalists and independent writers;

•	its ability to license quality content from third parties; and

•	its ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that WebMD Health will be able to continue to get needed content at a reasonable cost. If WebMD Health is unable to provide content that attracts and retains users of The WebMD Health Network at a level that is attractive to advertisers and sponsors, WebMD Health’s revenues will be reduced. In addition, WebMD Health’s ability to deploy new interactive tools and other features will require it to continue to improve the technology underlying its Web sites. The required changes may be significant and expensive, and there can be no assurance that WebMD Health will be able to execute them quickly and efficiently.

If WebMD Health is unable to provide high quality healthcare content for its publishing services business that attracts and retains users, its revenues will be reduced
      We believe that interest in WebMD Health’s publications for physicians, such as The Little Blue Book and ACP Medicine and ACS Surgery: Principles and Practice, is based upon its ability to make available up-to-date, high quality health content that meets the needs of its physician users. Although WebMD Health has been able to continue to update and maintain the physician practice information that it publishes in The Little Blue Book, if it is unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.
      Similarly, WebMD Health’s ability to maintain or increase the subscriptions to ACP Medicine and ACS Surgery is based upon its ability to make available up-to-date, high quality content which depends on its ability to retain qualified physician authors and writers in the disciplines covered by these publications. We cannot assure you that WebMD Health will be able to retain qualified physician editors or authors to provide and review needed content at a reasonable cost. If WebMD Health is unable to provide content that attracts and retains subscribers, subscriptions to these products will be reduced. In addition, the American College of Physicians permits WebMD Health to use the ACP name in the title of ACP Medicine and the American College of Surgeons permits WebMD Health to use the name ACS in the title of ACS Surgery: Principles and Practice. If WebMD Health loses the right to use the ACP or ACS name in its publications, subscribers may find the publication less attractive and cease to subscribe to these publications.
      WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract advertisers to make this publication successful in the long term.

A decline in user traffic levels for The WebMD Health Network could have a material adverse effect on its advertising and sponsorship revenues
      We cannot assure you that WebMD Health will be able to continue to attract a large audience of health-involved consumers and clinically-active healthcare professionals to The WebMD Health Network. WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its network of publicly available online Web sites for healthcare providers and consumers and related e-mailed newsletters. WebMD Health’s advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating our audience or parts of our audience. We cannot provide assurance that WebMD Health will be able to retain or increase usage of its online public portals by consumers and physicians. There are numerous other online and offline sources of healthcare information services that compete with WebMD Health for traffic. In addition, since users may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which users will return. Further, some users may visit The WebMD Health Network as a result of its existing third party relationships and, as a result, WebMD Health’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside its control. If one or more of these third parties engages in conduct that negatively affects users of those third party Web sites, users that come to The WebMD Health Network through these third party Web sites may decrease. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause WebMD Health’s revenues to decrease and could have a material adverse effect on its results of operations.
      Although a substantial majority of the visitors to The WebMD Health Network and the page views generated on The WebMD Health Network are from Web sites WebMD Health owns, some are from Web sites owned by third parties that carry WebMD Health’s content and, as a result, WebMD Health’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the six months ended June 30, 2005, AOL accounted for approximately 17% of The WebMD Health Network’s unique users and approximately 8% of its aggregate page views and other third party Web sites accounted for approximately 7% of The WebMD Health Network’s unique users and approximately 5% of its aggregate page views during such period. In the event that our relationship with AOL or other third party Web sites is terminated, the user traffic and page views in The WebMD Health Network may be negatively affected, which may negatively affect WebMD Health’s results of operations.

WebMD Health may be unsuccessful in its efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of WebMD Health’s advertising and sponsorship revenues have, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, WebMD Health has begun to focus on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to its audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find WebMD Health’s consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If WebMD Health encounters difficulties in competing with the other alternatives available to consumer products companies, this portion of its business may develop more slowly than we expect or may fail to develop.

WebMD Health may be subject to claims brought against it as a result of content it provides
      WebMD Health has editorial procedures in place to provide quality control of the information that it publishes or provides. However, there can be no assurance that its editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Consumers access health-related information on WebMD Health’s public Web sites and through its private online portals, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If WebMD Health’s content, or content it obtains from third parties, contains inaccuracies, it is possible that users of those sites or other third parties may seek to sue WebMD Health for various causes of action. Although our Web sites contain terms and conditions of use, including disclaimers of liability that are intended to reduce or eliminate our liability to users, the law governing the validity and enforceability of online agreements, including those disclaimers, is new and evolving. Even if potential claims do not result in liability to WebMD Health, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, WebMD Health’s business is based on establishing itself as a trustworthy and dependable source of healthcare information. Allegations of impropriety or negligence, even if unfounded, could harm its reputation and business.

WebMD Health faces potential liability related to the privacy and security of personal information it collects on its Web sites
      Internet user privacy has become a controversial issue both in the United States and abroad. Web Health has privacy policies posted on its public Web sites and its private online portals that we believe comply with applicable laws requiring notice to users about its information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way WebMD Health operates its public Web sites and its private online portals and could harm its business. Further, we can give no assurance that the privacy policies and other statements on WebMD Health’s Web sites, or its practices, will be found sufficient to protect it from liability or adverse publicity in this area.

Changes in industry guidelines or government regulation could adversely affect our online Medscape CME offerings
      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.
      In the event that ACCME concludes that we have not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and healthcare professionals, and we may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain our status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with us, which could have a material adverse effect on our business.
      CME activities may also be subject to government regulation by the FDA, the Office of Inspector General, or HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and state regulatory agencies.
      During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

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

Risks Related to the Development and Performance of the Products and Services
of Emdeon Business Services, Emdeon Practice Services and WebMD Health

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

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance
      There can be no assurance that customers and potential customers will accept from us new or updated products and services or products and services that result from integrating existing and/or acquired products and services, including:

•	our updated electronic medical records products;

•	the business process outsourcing services for payers we have developed internally and through acquisition; and

•	our updated clinical transaction services.
The future results of Emdeon Practice Services and Emdeon Business Services will depend, in significant part, on the success of these products and services and on our ability to keep our other information technology and connectivity products up to date. Providers and payers may choose to use similar products and services offered by our competitors if they are already using products and services of those competitors and have made extensive investments in hardware, software and training relating to the competitors’ existing products and services. Even providers and payers who are already our customers may not purchase new or updated products or services, especially when they are initially offered and if they require changes in equipment or workflow. In addition, there can be no assurance that payers who use our services for sending and receiving claims will use our other pre- and post-adjudication services.

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

Performance problems with our systems or system failures could cause us to lose business or incur liabilities
      Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including the transaction-related services that Emdeon Business Services provides to healthcare payers and providers and the online services that WebMD Health provides. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services, there are increased risks of performance problems” below. To operate without interruption, both we and the service providers we use must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.
      We have contingency plans for emergencies with the systems we use to provide services; however, we have limited backup facilities if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at a third-party facility we use could interrupt our services or result in the loss of stored data, which could have a material adverse impact on our business or cause us to incur material liabilities. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

During times when we are making significant changes to our products and services or to systems we use to provide services, there are increased risks of performance problems
      If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. See “Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones” above. The software and systems that we sell and that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any enhancements, updates and new versions that we market or use. Even if new products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.
      We expect to make significant changes later in 2005 and during 2006 to the hardware and software Emdeon Business Services uses to provide connectivity services and to the systems WebMD Health uses to create, manage and deliver its portals. Our implementation of changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, we cannot provide assurance that changes in these platforms will provide the additional functionality and other benefits that were originally expected.

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

Performance problems with Emdeon Business Services’ systems could affect our relationships with customers of Emdeon Practice Services
      Emdeon Business Services provides the transaction services used by the Network Services customers of Emdeon Practice Services. Disruptions to those services could cause some of those customers to obtain some or all of their software support requirements from competitors of ours or could cause some customers to switch to a competing physician practice management or billing software solution.

Emdeon Business Services’ ability to provide transaction services depends on services provided by telecommunications companies
      Emdeon Business Services relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. In the past several years, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to Emdeon Business Services. Emdeon Business Services’ inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have a material adverse effect on its financial results.

Risks Applicable to Our Use of the Internet
      Most of WebMD Health’s services are provided through the Internet. In addition, Emdeon Business Services and Emdeon Practice Services provide some Internet-based services and use the Internet to receive some data from customers. The following risks apply to our use of the Internet in our businesses:

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

Delivery of Web-based services requires uninterrupted communications and computer service from third-party service providers and our own systems
      Our Web-based services, including WebMD Health’s public Web sites and private online portals, are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on internal systems as well as communications and hosting services provided by third parties. We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event at one of our data centers, we may experience an extended period of system unavailability, could negatively impact our business. See “— Risks Related to the Development and Performance of Our Products and Services — Performance problems with our systems or system failures could cause us to lose business or incur liabilities” above. In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with clients, customers, advertisers and sponsors.

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

Risks Related to Providing Products and Services to the Healthcare Industry
      Almost all of the revenues of WebMD Health, Emdeon Business Services and Emdeon Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. The following risks arise out of this:

Developments in the healthcare industry could adversely affect our business
      Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets or result in the development of technology solutions that compete with ours
      There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare, including in the physician’s office, as a means of improving care and reducing costs. For example, the Department of Health and Human Services (HHS) issued a report during 2004 entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care.” At WebMD, an important part of our mission has been fostering adoption of information technology and electronic communications in healthcare. Accordingly, we welcome governmental and private initiatives designed to achieve the same goals. However, these initiatives may encourage more companies to enter our markets or result in the development of technology solutions that compete with ours. For example, as part of its initiatives, HHS has indicated that it intends to facilitate the development and transfer of knowledge and technology used by the federal government to the private sector. As a result, the Centers for Medicare & Medicaid Services has been collaborating with the Veterans Health Administration (VHA) and other key federal agencies on the development and distribution of electronic health record software called “VistA-Office EHR” for use in clinics and physician offices, based on the VistA system VHA uses for its own hospitals. VistA-Office EHR will compete with our IntergyEHR solution and appears likely to be offered at a significantly lower cost than IntergyEHR.
      The effect that these initiatives may have on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities. In addition, competition from information technology products and services made available to healthcare providers on a not-for-profit or other low-cost basis by or on behalf of governmental entities, including VistA-Office EHR, could have an adverse impact on sales of our products and services, including IntergyEHR.

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

•	because we are in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for Emdeon Business Services and Emdeon Practice Services and, to a lesser extent, WebMD Health;

•	because our WebMD Health business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas by the Federal Drug Administration or the Federal Trade Commission could make it more difficult for us to contract for sponsorships and advertising;

•	because we sell items and services to healthcare providers and physicians, our sales and promotional practices must comply with federal and state anti-kickback laws;

•	our healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws; and

•	in providing health information to consumers, we must not engage in activities that could be deemed to be practicing medicine and a violation of applicable laws.
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

Porex’s product offerings must meet changing customer requirements
      A significant portion of our Porex products are integrated into end products used by manufacturing companies in various industries, some of which are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Accordingly, to satisfy its customers, Porex must develop and introduce, in a timely manner, products that meet changing customer requirements at competitive prices. To do this, Porex must:

•	develop new uses of existing porous plastics technologies and applications;

•	innovate and develop new porous plastics technologies and applications;

•	commercialize those technologies and applications;

•	manufacture at a cost that allows it to price its products competitively;

•	manufacture and deliver its products in sufficient volumes and on time;

•	accurately anticipate customer needs; and

•	differentiate its offerings from those of its competitors.
We cannot assure you that Porex will be able to develop new or enhanced products or that, if it does, those products will achieve market acceptance. If Porex does not introduce new products in a timely manner and make enhancements to existing products to meet the changing needs of its customers, some of its products could become obsolete over time, in which case Porex’s customer relationships, revenue and operating results would be negatively impacted.

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

We have incurred and may continue to incur losses
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception and, as of June 30, 2005, we had an accumulated deficit of approximately $10.1 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions
      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our company and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

We cannot assure you that the proposed initial public offering by WebMD Health Corp. will be successfully completed and, if completed, the offering may expose holders of WebMD common stock to additional risks
      WebMD Health Corp., a wholly owned subsidiary of WebMD formed to be a holding company for our WebMD Health segment, has filed a Registration Statement on Form S-1 with respect to an initial public offering of its Class A common stock. As previously announced, WebMD Health Corp. intends to sell approximately 10%-14% of its equity in the offering. The proposed initial public offering is subject to a number of uncertainties, both within and outside of our control, including those related to prevailing market conditions. As a result, we cannot assure you that the initial public offering will be successfully completed or, if completed, that it would occur within a specified time period.
      If the initial public offering is completed, WebMD Health Corp. would be a new public company. We are unable to predict what the market prices of our common stock and WebMD Health Corp. common stock would be after the initial public offering. We cannot assure you that the initial public offering, if completed, will produce any increase for our stockholders in the market value of their holdings in our company. In addition, the market prices of our common stock and WebMD Health Corp. common stock could be highly volatile for several months after the initial public offering and may each continue to be more volatile than our common stock would have been if a transaction had not occurred.

Our use of a new corporate name and the related rebranding of some of our products and services could cause temporary disruptions in some of our businesses
      As previously announced and as discussed above in “Introduction — Recent Developments,” we plan to seek stockholder approval, at our 2005 Annual Meeting of Stockholders, for changing our corporate name from WebMD Corporation to Emdeon Corporation and have begun to use Emdeon in the names of two of our segments, Emdeon Business Services and Emdeon Practice Services, and as a brand for some of their products and services. Until the Emdeon name becomes recognized in the markets in which we compete, we could experience some confusion by existing and potential customers and temporarily be at a competitive disadvantage. Although we intend to devote significant resources to publicizing our new name and communicating with existing and potential customers, the transition period may take longer than anticipated and there may, during that period, be temporary disruptions in some of our businesses.

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
      Principal amounts expected to mature are $0.4 million, $334.7 million and $115.0 million during the remainder of 2005, 2006 and 2007, respectively. These include investments totaling $352.6 million in Federal Agency Notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation losses were $1.7 million and $2.7 million, during the three and six month periods ended June 30, 2005, respectively, and $0.0 million and $0.3 million, during the three and six month periods ended June 30, 2004, respectively.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) The following table provides information about purchases by WebMD during the three months ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs

04/01/05-04/30/05	440	(1)	$8.95	—	$61,531,935
05/01/05-05/31/05	—		—	—	$61,531,935
06/01/05-06/30/05	575	(1)	$9.46	—	$61,531,935

Total	1,017		$9.24	—	$61,531,935

(1)	Represents shares withheld from restricted stock awards that vested during the three months ended June 30, 2005 to satisfy the withholding tax requirements related to the vesting of the awards.
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
Date: August 9, 2005

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