Form 10-Q
period 2005-09-30
EMDEON CORP
filed 2005-11-09
CIK 1009575

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-24975
EMDEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
669 River Drive, Center 2
Elmwood Park, New Jersey 07407-1361
(Address of principal executive offices, including zip code)
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
Yes ☑     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 8, 2005, there were 344,892,743 shares of the registrant’s Common Stock outstanding.

EMDEON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2005
WebMD®, WebMD Health®, dakota imagingtm, Digital Office Manager®, DIMDX®, Emdeontm, Emdeon Business Servicestm, Emdeon Practice Servicestm, Envoy®, ExpressBill®, Image Directorsm, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Physician Flowsm, POREX®, Publishers’ Circle®, RxList®, The Little Blue Booktm, The Medical Manager® and ViPStm are among the trademarks of Emdeon Corporation or its subsidiaries.
Note Regarding Our Name Change
          As previously announced, we changed our corporate name to Emdeon Corporation from WebMD Corporation in October 2005. We had previously begun to use Emdeon in the names of two of our segments, Emdeon Business Services (formerly WebMD Business Services) and Emdeon Practice Service (formerly WebMD Practice Services), and as a brand for some of their products and services.
          Earlier this year, we formed a corporation now called WebMD Health Corp. (and referred to in this Quarterly Report as WHC) to conduct the business of our WebMD Health segment and to issue shares in an initial public offering. WHC’s Class A Common Stock began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. As of the date of this Quarterly Report, we own 48,100,000 shares of WHC Class B Common Stock, which represents approximately 85.8% of WHC’s outstanding common stock and we have 96.7% of the combined voting power of WHC’s outstanding common stock.
          Because the WebMD name had been more closely associated with our WebMD Health segment’s business and its Web sites than with our other businesses, our Board of Directors determined that WHC would, following the IPO, have the sole right to use the name WebMD and related trademarks. In this Quarterly Report, we continue to use the name WebMD Health to refer to that reporting segment of our company.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
EMDEON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,047	$46,019
Stock subscription receivable	129,142	—
Short-term investments	603,360	61,675
Accounts receivable, net of allowance for doubtful accounts of $13,023 at September 30, 2005 and $13,433 at December 31, 2004	230,174	204,447
Inventory	13,183	13,978
Prepaid expenses and other current assets	42,168	40,613

Total current assets	1,100,074	366,732
Marketable debt securities	147,060	511,864
Marketable equity securities	4,873	4,017
Property and equipment, net	112,786	89,677
Goodwill	1,026,998	1,010,564
Intangible assets, net	242,702	260,509
Other assets	52,257	48,871

TOTAL ASSETS	$2,686,750	$2,292,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,669	$17,366
Accrued expenses	168,363	201,528
Deferred revenue	111,672	99,543

Total current liabilities	290,704	318,437
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	—
3 1/4% convertible subordinated notes due 2007	—	299,999
Other long-term liabilities	5,226	1,283
Minority interest in WebMD Health Corp.	41,506	—
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	98,474	98,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 427,758,330 shares issued at September 30, 2005; 394,041,320 shares issued at December 31, 2004	43	39
Additional paid-in capital	12,117,400	11,776,911
Deferred stock compensation	(5,057)	(7,819)
Treasury stock, at cost; 81,302,495 shares at September 30, 2005; 80,849,495 shares at December 31, 2004	(384,564)	(379,968)
Accumulated deficit	(10,132,957)	(10,172,904)
Accumulated other comprehensive income	5,975	7,957

Total stockholders’ equity	1,600,840	1,224,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,686,750	$2,292,234

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$323,153	$299,615	$949,643	$852,710
Costs and expenses:
Cost of operations	182,910	168,571	537,023	495,174
Development and engineering	14,681	14,392	43,778	38,479
Sales, marketing, general and administrative	82,386	84,762	248,056	245,054
Depreciation and amortization	18,895	15,189	52,940	40,922
Legal expense	5,904	2,325	14,347	6,577
Restructuring and integration charge	—	4,535	—	4,535
Interest income	5,125	4,512	13,382	14,506
Interest expense	2,996	4,843	11,672	14,429
Other expense (income), net	1,863	(94)	7,407	(578)

Income before income tax provision	18,643	9,604	47,802	22,624
Income tax provision	4,536	1,435	7,680	2,979

Net income	$14,107	$8,169	$40,122	$19,645

Net income per common share:
Basic	$0.04	$0.03	$0.12	$0.06

Diluted	$0.04	$0.02	$0.11	$0.06

Weighted-average shares outstanding used in computing net income per common share:
Basic	356,091	323,004	339,576	318,978

Diluted	370,313	333,978	351,875	333,048

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$40,122	$19,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,940	40,922
Amortization of debt issuance costs	1,856	2,255
Non-cash advertising and distribution services	6,999	14,893
Non-cash stock-based compensation	3,487	7,241
Bad debt expense	4,876	4,090
Loss on redemption of convertible debt	1,902	—
Loss (gain) on investments	3,642	(457)
Non-cash reversal of income tax valuation allowance	4,330	—
Gain on sale of property and equipment	—	(121)
Changes in operating assets and liabilities:
Accounts receivable	(28,861)	(7,233)
Inventory	795	(303)
Prepaid expenses and other, net	(2,328)	2,905
Accounts payable	(6,387)	(874)
Accrued expenses	7,913	(8,189)
Deferred revenue	7,815	4,426

Net cash provided by operating activities	99,101	79,200
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	336,014	1,387,614
Purchases of available-for-sale securities	(516,109)	(1,267,726)
Purchases of property and equipment	(49,325)	(24,889)
Proceeds received from sale of property and equipment	400	417
Cash paid in business combinations, net of cash acquired	(74,410)	(225,375)

Net cash used in investing activities	(303,430)	(129,959)
Cash flows from financing activities:
Redemption of convertible debt	(86,694)	—
Proceeds from issuance of common stock	43,384	30,528
Payments of notes payable and other	(495)	(433)
Net proceeds from issuance of preferred stock	—	98,115
Net proceeds from issuance of convertible debt	289,875	—
Purchases of treasury stock	(4,596)	(22,267)

Net cash provided by financing activities	241,474	105,943
Effect of exchange rates on cash	(1,117)	(28)

Net increase in cash and cash equivalents	36,028	55,156
Cash and cash equivalents at beginning of period	46,019	39,648

Cash and cash equivalents at end of period	$82,047	$94,804

See accompanying notes.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies
Basis of Presentation
      In October 2005, WebMD Corporation changed its name to Emdeon Corporation in connection with the initial public offering of equity securities of the Company’s WebMD Health subsidiary, WebMD Health Corp. (“WHC”). On September 28, 2005, WHC sold, in an initial public offering, shares of its Class A Common Stock representing approximately 14.2% of the aggregate number of its shares of Common Stock outstanding immediately following the offering. The accompanying consolidated financial statements include the consolidated accounts of Emdeon Corporation and its subsidiaries (the “Company”). The consolidated accounts include 100% of the assets and liabilities of the majority owned WHC and the ownership interests of minority shareholders of WHC are recorded as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The Company’s common stock continues to be traded on the Nasdaq National Market under the symbol “HLTH”.
      The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
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

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory
      Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following:

	September 30,	December 31,
	2005	2004

Raw materials and supplies	$3,670	$3,925
Work-in-process	1,568	1,335
Finished goods and other	7,945	8,718

	$13,183	$13,978

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income as reported	$14,107	$8,169	$40,122	$19,645
Add: Stock-based employee compensation expense included in reported net income	1,120	2,800	3,487	7,241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,868)	(17,536)	(29,236)	(54,477)

Pro forma net income (loss)	$5,359	$(6,567)	$14,373	$(27,591)

Net income (loss) per common share:
Basic — as reported	$0.04	$0.03	$0.12	$0.06

Diluted — as reported	$0.04	$0.02	$0.11	$0.06

Basic — pro forma	$0.02	$(0.02)	$0.04	$(0.09)

Diluted — pro forma	$0.01	$(0.02)	$0.04	$(0.09)

      The pro forma results above are not intended to be indicative of or a projection of future results. Pro forma information regarding net income has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for 2005 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with the 2004 assumptions

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
except with respect to the volatility assumption which was 0.5 for options granted during the nine months ended September 30, 2005. The 2004 assumptions were included in Note 14 to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Net Income Per Common Share
      Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the assumed conversion of the convertible redeemable exchangeable preferred stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. See Note 3. The impact of WHC’s potentially dilutive securities on the calculation of diluted income per common share was not material during any of the periods presented. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Net income	$14,107	$8,169	$40,122	$19,645

Denominator:
Common stock	345,453	312,366	328,938	311,379
Convertible redeemable exchangeable preferred stock	10,638	10,638	10,638	7,599

Weighted-average shares — Basic	356,091	323,004	339,576	318,978
Employee stock options, restricted stock and warrants	14,222	10,974	12,299	14,070

Adjusted weighted-average shares after assumed conversions — Diluted	370,313	333,978	351,875	333,048

Net income per common share:
Basic	$0.04	$0.03	$0.12	$0.06

Diluted	$0.04	$0.02	$0.11	$0.06

      The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic income per common share in the future that were

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Options and warrants	56,889	90,397	59,569	87,357
Convertible notes	42,015	55,129	42,015	55,129

	98,904	145,526	101,584	142,486

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.
Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash and cash equivalents. The Company reclassified $13,400 of investments in auction rate securities that were previously included in cash and cash equivalents to short-term investments as of September 30, 2004. The Company has included purchases and sales of auction rate securities in the accompanying consolidated statements of cash flows as a component of its investing activities. This reclassification had no impact on the Company’s results of operations or cash flow from operations.

2.	Business Combinations
2005 Acquisition
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration of HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired, and $350 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 during the three months ended March 31, 2006 if HealthShare reaches certain revenue thresholds for the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $24,875 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD Health segment.
2004 Acquisitions
      On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The total purchase consideration of MedicineNet was approximately $17,209 comprised of $16,732 in cash, net of cash acquired, and $477 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006 if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $9,104 and intangible assets subject to amortization of $7,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $900 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the WebMD Health segment.
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
      On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration was approximately $5,455 comprised of $4,500 in cash, $500 to be paid in 2006 and $455 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $4,420 and an intangible asset subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD Health segment.
      On August 11, 2004, the Company completed its acquisition of ViPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,588 comprised of $165,208 in cash, net of cash acquired, and $1,380 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $71,253 and intangible assets subject to amortization of $84,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $38,800 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $34,800 relating to acquired technology with an estimated useful life of five years and $10,400 relating to a trade name with an estimated useful life of ten years. The results of operations of ViPS have been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services (formerly known as WebMD Business Services) segment.
      On July 15, 2004, the Company acquired the assets of Epor, Inc. (“Epor”), a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547 comprised of $2,000 in cash, $490 to be paid over five years, of which $90 has been paid as of September 30, 2005, and $57 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $2,324 and an intangible asset subject to amortization of $200 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is a non-compete agreement with an estimated useful life of five years. The results of operations of Epor have been included in the financial statements of the Company from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.
      On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 in connection with the first earn out year ending March 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $28,266 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated useful life of five years. The results of operations of Dakota have been included in the financial statements of the Company

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from April 30, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services segment.
      In 2004, the Company acquired one practice services company for an aggregate cost of $70, which was paid in cash, and agreed to pay up to $30 beginning in 2005 if the acquired company met certain financial milestones. During the nine months ended September 30, 2005, the Company paid $30 in cash as a result of achieving these milestones. In connection with the allocation of the purchase price, intangible assets subject to amortization of $85 were recorded, principally related to customer relationships and non-compete agreements. The results of operations of this company have been included in the financial statements of the Company from the acquisition closing date, and are included in the Emdeon Practice Services (formerly known as WebMD Practice Services) segment.
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the nine months ended September 30, 2004 gives effect to the acquisition of ViPS including the amortization of intangible assets, as if it had occurred as of January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2005 and 2004 have been excluded as the pro forma impact of such acquisitions was not significant to the period presented.

Nine Months
Ended
September 30, 2004

Revenue	$892,047
Net income	$21,275
Income per common share:
Basic	$0.07

Diluted	$0.06

3.	WebMD Health Corp. Initial Public Offering
      In May 2005, the Company formed a wholly owned subsidiary in preparation for an initial public offering of equity in the Company’s WebMD Health segment. The subsidiary was later named WebMD Health Corp. (“WHC”) and, in September 2005, the Company contributed to WHC the subsidiaries, the assets and the liabilities included in the Company’s WebMD Health segment. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock at $17.50 per share. This resulted in proceeds, net of underwriting discounts, of approximately $129,142, which was retained by WHC to be used for working capital and general corporate purposes. WHC received these proceeds on October 4, 2005 and, accordingly, this amount has been classified as Stock Subscription Receivable in the accompanying consolidated balance sheets as of September 30, 2005. Additionally, the Company incurred approximately $5,600 of legal, accounting, printing and other expenses related to the offering.
      As of September 30, 2005, the Company owned 48,100,000 shares of WHC Class B Common Stock, representing ownership of approximately 85.8% of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share while WHC Class B Common Stock has five votes per share. Therefore, as of September 30, 2005, the WHC Class B Common Stock owned by the Company represented 96.7% of the combined voting power of WHC’s outstanding Common Stock. Each share of

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer thereof to a person other than a majority owned subsidiary of the Company or a successor of the Company. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.
      The Company recorded a gain on the sale of WHC Class A Common Stock of approximately $82,385, which was reflected as an adjustment to additional paid-in capital in accordance with the requirements of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”). In connection with the SAB No. 51 gain, the Company recorded deferred tax liabilities of approximately $32,000 and reversed an equal amount of its deferred tax valuation allowance. Both the establishment of the deferred tax liabilities and related reversal of valuation allowance were recorded to additional paid-in-capital and, accordingly, had no impact on the consolidated statement of operations or consolidated balance sheet. As of September 30, 2005, the minority stockholders’ proportionate share of the equity in WHC of $41,506 is reflected as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income in WHC from the date of the initial public offering through September 30, 2005 was not material. In connection with the initial public offering, WHC granted to employees, on September 28, 2005, approximately 4,575,000 shares of WHC Class A Common Stock, of which approximately 4,200,000 were in the form of options to purchase shares of WHC Class A Common Stock with an exercise price equal to the initial public offering price per share of $17.50 and approximately 375,000 were in the form of restricted WHC Class A Common Stock.
      The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company will receive an amount that reasonably approximates its cost of providing services to WHC. The Company has agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from the Company and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination.

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

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Holders of the Preferred Stock have the right to vote, together with the holders of the Company’s common stock on an as converted to common stock basis, on matters that are put to a vote of the common stock holders. The Certificate of Designations for the Preferred Stock also provides that the Company will not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.
      The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. For the three and nine months ended September 30, 2005, $59 and $175, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock, included within stockholders’ equity.

5.	Convertible Notes

$300,000 3 1/8% Convertible Notes due 2025
      On August 24, 2005, the Company issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1, commencing March 1, 2006. The Company will also pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equals 120% or more of the principal amount of the 3 1/8% Note.
      Holders of the 3 1/8% Notes may require the Company to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require the Company to repurchase the 3 1/8% Notes upon

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a change in control of the Company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at the Company’s option, in shares of the Company’s common stock or in a combination of cash and shares of the Company’s common stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable at the option of the Company for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.
      The 3 1/8% Notes are convertible into an aggregate of 19,273,393 shares of the Company’s common stock (representing a conversion price of $15.57 per share).
      The Company has agreed, in a Registration Rights Agreement entered into for the benefit of holders of the 3 1/8% Notes and of the shares of the Company’s common stock issuable upon conversion of the 3 1/8% Notes: (a) to file with the SEC, within 120 days after the date the 3 1/8% Notes were originally issued, a shelf registration statement covering resales of 3 1/8% Notes and the shares issuable upon their conversion; (b) to use reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) within 180 days after the date the 3 1/8% Notes were originally issued; and (c) to use reasonable best efforts to keep the shelf registration statement effective until the earliest of (i) the sale of all securities registered under the shelf registration statement; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to 3 1/8% Notes held by persons who are not affiliates of the Company; and (iii) two years after the effective date of the shelf registration statement. The Company is permitted to suspend the use of the prospectus that is part of the shelf registration statement during certain prescribed periods of time for reasons relating to pending corporate developments, public filings with the SEC and other events.
      The Company incurred issuance costs related to the 3 1/8% Notes of approximately $11,500, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through September 1, 2012, the earliest date on which holders can demand repurchase.

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

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of the Company’s common stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.
      The Company incurred issuance costs related to the 1.75% Notes of approximately $10,354, which are included in other assets in the accompanying consolidated balance sheets. The issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through June 15, 2010, the earliest date on which holders can demand the repurchase of the 1.75% Notes.

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
      On June 2, 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes. During the three months ended June 30, 2005, holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $9.26 per share. The Company redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. The write-off of the unamortized portion of the deferred issuance costs and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other expense (income) in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.

6.	Stockholders’ Equity
      On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under the Program was subsequently increased to $100,000, $150,000 and $200,000 on November 2, 2001, November 7, 2002 and August 19, 2004, respectively. As of September 30, 2005, the Company had repurchased a total of 27,038,986 shares at a cost of approximately $143,064 under the Program, of which 453,000 shares were repurchased during the three and nine months ended September 30, 2005 for an aggregate purchase price of $4,596. These repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. As of September 30, 2004, the Company had repurchased a total of 25,130,962 shares at a cost of approximately $128,625 under the Program, of which 2,817,606 shares were repurchased during the nine months ended September 30, 2004 for an aggregate purchase price of $22,267 and 2,271,356 shares were repurchased during the three months ended September 30, 2004 for an aggregate purchase price of $17,390. As of September 30, 2005, the Company had $56,936 available to repurchase shares of its common stock under the Program. On November 1, 2005, the Company increased the amount available to repurchase shares of its common stock under the Program by $145,000.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information
      Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenues primarily represent sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. To a lesser extent, inter-segment revenues include sales of certain WebMD Health services to the Company’s other operating segments. The performance of the Company’s business is monitored based on income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain or loss on investments, redemption of the 3 1/4% Notes and sales of property and equipment, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), costs and expenses related to the settlement of the McKesson HBOC litigation (see Note 12), non-cash expenses related to advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.
      The Company has aligned its business into four operating segments and one corporate segment as follows:
      Emdeon Business Services (formerly known as WebMD Business Services) provides revenue cycle management and clinical communications solutions that enable payers, providers and patients to improve healthcare business processes. Emdeon Business Services transmits transactions electronically between healthcare payers and providers and provides healthcare payers with transaction processing technology, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. Emdeon Business Services also provides automated patient billing services to healthcare providers, including statement printing and mailing services. In addition, Emdeon Business Services provides software products, including decision support and data warehousing solutions, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for certain governmental agencies.
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

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
      Corporate includes corporate services across all segments, such as, legal, accounting, tax, treasury, human resource, certain information technology functions and other services. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.
      Reclassification of Segment Information. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of Class A Common Stock. Also during the three months ended September 30, 2005, the Company entered into a Services Agreement with WHC and modified its segment reporting. Descriptions of the initial public offering and the Services Agreement are included in Note 3. The Company’s segment reporting has been modified to reflect the services fee it charges to its WebMD Health segment as an increase to the expenses of the WebMD Health segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS No. 131, the Company has reclassified all prior period segment information to conform to the current period presentation. The service fee charged to the WebMD Health segment was $1,243 and $4,421 for the three and nine months ended September 30, 2005 and $1,599 and $4,636 for the three and nine months ended September 30, 2004, respectively.
      Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Emdeon Business Services	$190,502	$174,643	$567,749	$504,459
Emdeon Practice Services	75,499	76,924	227,113	219,703
WebMD Health	45,094	37,017	119,134	95,178
Porex	20,410	19,385	60,663	58,543
Inter-segment eliminations	(8,352)	(8,354)	(25,016)	(25,173)

	$323,153	$299,615	$949,643	$852,710

Income before restructuring, taxes, non-cash and other items
Emdeon Business Services	$35,926	$31,750	$114,599	$90,514
Emdeon Practice Services	7,632	5,856	20,212	8,978
WebMD Health(a)	9,077	8,441	15,100	17,572
Porex	6,385	5,823	17,846	17,140
Corporate(a)	(12,738)	(13,571)	(36,485)	(38,067)
Interest income	5,125	4,512	13,382	14,506
Interest expense	(2,996)	(4,843)	(11,672)	(14,429)

	48,411	37,968	132,982	96,214

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Restructuring, taxes, non-cash and other items
Depreciation and amortization	(18,895)	(15,189)	(52,940)	(40,922)
Non-cash advertising and distribution services and stock-based compensation	(3,106)	(6,409)	(10,486)	(22,134)
Legal expense	(5,904)	(2,325)	(14,347)	(6,577)
Restructuring and integration charge	—	(4,535)	—	(4,535)
Other (expense) income, net	(1,863)	94	(7,407)	578
Income tax provision	(4,536)	(1,435)	(7,680)	(2,979)

Net income	$14,107	$8,169	$40,122	$19,645

(a)	Income before restructuring, taxes, non-cash and other items during prior periods, for the Corporate and WebMD Health segments, has been reclassified to conform to the current period presentation.

8.	Investments
      As of September 30, 2005 and December 31, 2004, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, municipal bonds, asset backed securities, Federal Agency Notes, U.S. Treasury Notes and marketable equity securities in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	September 30, 2005		December 31, 2004

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$82,047	$82,047	$46,019	$46,019
Short-term investments	603,848	603,360	62,077	61,675
Marketable securities — long term	151,480	151,933	516,188	515,881
      The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$603,848	$603,360
Due after one year through three years	149,988	147,060

Total	$753,836	$750,420

9.	Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive (loss) gain. Other comprehensive (loss) gain includes certain changes in equity that are excluded from net income, such as changes in unrealized holding gains (losses) on available-for-sale marketable securities and foreign

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency translation adjustments. The following table presents the components of other comprehensive (loss) gain for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Foreign currency translation gains (losses)	$2	$233	$(2,656)	$(116)
Unrealized (loss) gain on securities:
Unrealized holding gains (losses)	(873)	3,321	(2,968)	(7,477)
Less: reclassification adjustment for net gains (losses) realized in net income	—	94	(3,642)	457

Net unrealized (losses) gains on securities	(873)	3,227	674	(7,934)

Other comprehensive (loss) income	(871)	3,460	(1,982)	(8,050)
Net income	14,107	8,169	40,122	19,645

Comprehensive income	$13,236	$11,629	$38,140	$11,595

      The foreign currency translation losses are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.
      Accumulated other comprehensive income includes the following:

	September 30,	December 31,
	2005	2004

Unrealized losses on securities	$(35)	$(709)
Foreign currency translation gains	6,010	8,666

Total accumulated other comprehensive income	$5,975	$7,957

      During the three months ended March 31, 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated in the event funds were needed for redemption of the 3 1/4% Notes. The loss represents the excess of the original book value of those investments over the market value at March 31, 2005. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, during the nine months ended September 30, 2005, the Company recognized gains on the sale of certain of its investments of $609. Both of the above amounts are included in other expense (income) in the accompanying consolidated statements of operations.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the nine months ended September 30, 2005 are as follows:

	Emdeon	Emdeon
	Business	Practice	WebMD
	Services	Services	Health	Porex	Total

Balance as of January 1, 2004	$585,988	$182,809	$36,843	$38,808	$844,448
Acquisitions during the period	99,829	—	14,942	4,122	118,893
Contingent consideration payments for prior period acquisitions	60,955	155	1,500	—	62,610
Tax reversals	(7,141)	(7,321)	—	—	(14,462)
Adjustments to finalize purchase price allocations	(1,263)	—	(116)	—	(1,379)
Effects of exchange rates	—	—	—	454	454

Balance as of January 1, 2005	738,368	175,643	53,169	43,384	1,010,564
Acquisition during the period	—	—	23,141	—	23,141
Contingent consideration payments for prior period acquisitions(b)	(1,106)	30	1,000	—	(76)
Tax reversals(a)	(5,478)	—	—	(600)	(6,078)
Adjustments to finalize purchase price allocations	(307)	—	316	—	9
Effects of exchange rates	—	—	—	(562)	(562)

Balance as of September 30, 2005	$731,477	$175,673	$77,626	$42,222	$1,026,998

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company reduced goodwill and accrued liabilities by $1,148 and $600 for the Emdeon Business Services and Porex segments, respectively, during the nine months ended September 30, 2005. The reduction related to the favorable resolution of estimated tax liabilities established in connection with certain 2000 acquisitions. Additionally, during the three and nine months ended September 30, 2005, the Company reduced goodwill by $2,184 and $4,330, respectively as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions within the Emdeon Business Services segment.

(b)	During the nine months ended September 30, 2005, the Company made contingent consideration payments in the amount of $1,960, $30 and $1,000 for the Emdeon Business Services, Emdeon Practice Services and WebMD Health segments’ 2004 and 2003 Acquisitions, respectively. In addition, during the nine months ended September 30, 2005, the Company adjusted goodwill by $3,066 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	September 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$377,983	$(229,541)	$148,442	$369,704	$(217,874)	$151,830
Technology and patents	236,422	(166,193)	70,229	234,722	(155,687)	79,035
Trade names	40,716	(30,017)	10,699	40,716	(26,923)	13,793
Non-compete agreements and other	17,913	(4,581)	13,332	17,920	(2,069)	15,851

Total	$673,034	$(430,332)	$242,702	$663,062	$(402,553)	$260,509

      Amortization expense was $9,051 and $27,782 for the three and nine months ended September 30, 2005, respectively, and $7,949 and $20,089 for the three and nine months ended September 30, 2004, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ended December 31, 2005 (October 1st to December 31st)	$8,365
2006	33,071
2007	31,777
2008	28,973
2009	22,112
Thereafter	118,404

11.	Commitments and Contingencies

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel
      In April 2004, the Company, through its Emdeon Business Services segment, acquired Dakota, a provider of automated healthcare claims processing technology and business process outsourcing services.
      As previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, on April 6, 2005, the Company’s Dakota subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota prior to its acquisition by Emdeon Business Services. In addition, Dakota filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action.
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

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
defendants seek damages in excess of $25,000, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the merger agreement.
      The Company, Envoy and Dakota have filed motions to dismiss the counterclaims in whole or in part. The Court has not yet ruled on the motions. The Company believes that the counterclaims are without merit and intends to vigorously defend itself against them.
      The amount of the contingent payment for the first year of the earn-out under the Merger Agreement is also in dispute between Envoy and Sandeep Goel and Pradeep Goel, as representatives for the former shareholders of Dakota. Envoy believes that no payment is due for that period. In accordance with the provisions of the Merger Agreement, that dispute has been submitted for arbitration before a designated accounting firm.

M.D. On-Line, Inc. Litigation
      On August 18, 2005, a lawsuit was filed by M.D. On-Line, Inc. in the U.S. District Court for the District of New Jersey against the Company and two of its subsidiaries. The complaint alleges claims of Federal trademark infringement, unfair competition and false designation of origin and state trademark infringement and unfair competition as a result of use of the name “Emdeon” by the Company and its subsidiaries. The complaint seeks monetary damages in excess of $150 and an injunction to cause the Company and its subsidiaries to cease using the name Emdeon. A hearing on M.D. On-Line’s preliminary injunction application was held on September 22, 2005. After hearing arguments from both parties, the Court denied M.D.On-Line’s application. The Court issued a written opinion and Order denying the preliminary injunction application on October 6, 2005. The Company intends to vigorously defend this claim.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.
      On September 24, 2005, the Company’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County, Georgia against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc., alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants seek punitive damages and expenses of litigation. The Company believes that the counterclaims are without merit and intends to vigorously defend itself against them.

Other
      In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Part II, Item 1 of this Quarterly Report and the Company’s 2004 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.	Subsequent Events

Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.
      As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company was named as a defendant in the action Merrill Lynch Fundamental Growth Fund,

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns & Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. When these practices were discovered, McKesson HBOC eliminated more than $327 million in revenues that HBOC had recognized over the prior three years. The plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999.
      On September 26, 2003, the plaintiffs filed a fourth amended complaint, naming the Company and other additional defendants for the first time. The complaint alleged that the Company aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. The plaintiffs also alleged that the Company made certain negligent misrepresentations with respect to these transactions.
      In March 2004, McKesson filed cross-complaints against certain defendants, including the Company, for declaratory relief and indemnification, alleging that, if the plaintiffs allegations were true, each of these cross-defendants was obligated to indemnify McKesson for any damages, judgment or other awards recovered by the plaintiffs against McKesson.
      In the fall of 2004, in response to demurrers filed by the Company, the court dismissed the plaintiffs’ claims against the Company and McKesson’s cross-complaint against the Company. The plaintiffs and McKesson each appealed the dismissal of their respective claims. In addition, on August 12, 2004, the original plaintiffs in the California lawsuit, Merrill Lynch Fundamental Growth Fund, Inc. and Merrill Lynch Global Value Fund, Inc., filed a separate lawsuit in Superior Court in New Jersey, alleging substantially the same claims as they did in the California lawsuit. In response to the Company’s motion to dismiss, plaintiffs filed a First Amended Complaint on January 4, 2005, dropping claims against the Company, but asserting the same claims against the Company’s subsidiary WebMD, Inc., the company that engaged in the two software transactions.
      On October 28, 2005, with the California appeals pending and the New Jersey action stayed and in order to avoid the costs and uncertainty of further litigation, the Company entered into a settlement with the plaintiffs, McKesson, and several of the co-defendants. The terms of the settlement are confidential. Pursuant to that settlement, plaintiffs, McKesson and the Company each stipulated to the dismissal of their respective appeals, plaintiffs stipulated to dismissal with prejudice of the New Jersey lawsuit against WebMD, Inc., and the parties released the Company and WebMD, Inc. from claims related to the California and New Jersey lawsuits. As a result of the settlement, the Company recorded, during the three months ended September 30, 2005, a charge of $1,863, which is included in other expense (income) in the accompanying consolidated statements of operations.

Conceptis Technologies, Inc. Acquisition
      On November 1, 2005, the Company entered into an Asset Purchase Agreement with Conceptis Technologies Inc. (“Conceptis”), a Canadian corporation, pursuant to which the Company agreed to purchase substantially all of the assets of Conceptis and agreed to assume certain liabilities. Conceptis provides online and offline medical education and promotion aimed at physicians and other healthcare professionals. The purchase price for the acquisition is $19,000 in cash plus the assumed liabilities. The closing of the acquisition is subject to standard closing conditions, including the receipt of shareholder approval by the shareholders of Conceptis. The results of operations of Conceptis will be included in our WebMD Health segment.

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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of September 30, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction
      Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. Furthermore, we changed our name to Emdeon Corporation in October 2005 in connection with the initial public offering of our WebMD Health subsidiary. See the Recent Developments section elsewhere in this MD&A. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

Operating Segments
      We have aligned our business into four operating segments and a corporate segment as follows:

•	Emdeon Business Services (formerly known as WebMD Business Services). We provide revenue cycle management and clinical communications solutions that enable payers, providers and patients to improve healthcare business processes. We transmit transactions electronically between healthcare payers and providers and provide healthcare payers with transaction processing technology, consulting services and outsourcing services, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. We also provide automated patient billing services to healthcare providers, including statement printing and mailing services. In addition, we provide software products, including decision support and data warehousing solutions, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for certain governmental agencies.

•	Emdeon Practice Services (formerly known as WebMD Practice Services). We develop and market information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD Health. We provide health information services to consumers, physicians, healthcare professionals, employers and health plans through online portals and specialized publications. Our public and private online portals provide access to news and articles, searchable in-depth information and dynamic interactive services. Our public portals sell advertising and sponsorship programs, including online continuing medical education (CME) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members. In addition, we publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate. We provide corporate services across all segments, such as, legal, accounting, tax, treasury, human resource, certain information technology functions and other services. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.

Recent Developments
      WebMD Health Corp. IPO. In May 2005, we formed a wholly owned subsidiary in preparation for an initial public offering of equity in our WebMD Health segment. The subsidiary was later named WebMD Health Corp. (which we refer to as “WHC”) and, in September 2005, we contributed to WHC the subsidiaries, the assets and the liabilities included in our WebMD Health segment. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock at $17.50 per share. WHC Class A Common Stock began trading under the symbol “WBMD” on September 29, 2005. As of September 30, 2005, we owned 48,100,000 shares of WHC Class B Common Stock, representing ownership of approximately 85.8% of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share while WHC Class B Common Stock has five votes per share. Therefore, as of September 30, 2005, the WHC Class B Common Stock owned by us represented 96.7% of the combined voting power of WHC’s outstanding Common Stock. In addition, WHC granted to employees approximately 4,575,000 shares of WHC Class A Common Stock, of which approximately 4,200,000 were in the form of options to purchase shares of WHC Class A Common Stock with an exercise price equal to the initial public offering price per share of $17.50 and approximately 375,000 were in the form of restricted WHC Class A Common Stock.
      We have entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement, and an Indemnity Agreement. These agreements cover a variety of matters, such as the responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, we will receive an amount that reasonably approximates our cost of providing services to WHC. We have agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from us and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination.
      Redemption of 3 1/4% Convertible Subordinated Notes. On June 2, 2005, we completed the redemption of all of our outstanding 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4 Notes”). During the three months ended September 30, 2005, holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of our common stock, plus cash in lieu of fractional shares, at a price of $9.26 per share. We redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. The write-off of the unamortized portion of the deferred issuance costs and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other expense (income) in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.
      Issuance of 3 1/8% Convertible Notes Due 2025. On August 24, 2005, we issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1 of each year, commencing March 1, 2006. We will also pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equals 120% or more of the principal amount of the 3 1/8% Note.
      Holders of the 3 1/8% Notes may require us to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require us to repurchase the 3 1/8% Notes upon a change in control of our company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash, or, at our option, in shares of our common stock or in a combination of cash and shares of our common stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable, at our option, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.
      The 3 1/8% Notes are convertible into an aggregate of 19,273,393 shares of our common stock (representing a conversion price of $15.57 per share).

Background Information on Certain Trends and Strategies
      Transaction Processing Infrastructure Investments. Our electronic transaction services automate the data exchange between healthcare providers and payers for patient eligibility and benefits information, claims transactions, remittance information, referrals, claim status information and other processes. During 2003 and 2004, the key area of focus for Emdeon Business Services, with respect to its operational and technological infrastructure, was preparing for and implementing the transaction standards of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and working with our customers on their own implementations. We incurred significant costs in these HIPAA implementation efforts. Our goal during the remainder of 2005 and in 2006 is to implement infrastructure improvements that enable us to provide our services more efficiently, to consolidate and integrate the infrastructure used by the companies we have acquired and to create additional value-added services for healthcare payers and providers. We expect to make significant capital expenditures on Emdeon Business Services infrastructure improvements in 2005 and 2006.
      Continued Rapid Increases in Healthcare Costs. In response to rising healthcare costs, employers and health plans have been changing benefit plan designs to increase consumer out-of-pocket costs and have taken other steps to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost effective. This has led employers and health plans to enhance wellness programs and to take steps to provide healthcare information and education to employees and members, including through the use of online services of the types WebMD Health provides through its private portals. We expect the efforts to control healthcare costs to continue and to create opportunities for additional revenue for WebMD Health from providing existing and new products and services through its private portals and its public portals.
      Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare. These initiatives are generally intended to foster improvements in the quality of care, while reducing costs. A key focus of many of these initiatives is creating incentives for healthcare providers to make investments in information technology or reducing the costs of doing so. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the federal government. The National Coordinator is responsible for directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. We believe that we are a good candidate to work with HHS on its initiatives and projects as a result of our experience working with parties throughout the healthcare industry, including:

•	processing large volumes of electronic healthcare transactions for healthcare payers and providers;

•	providing electronic health records and practice management software to medical practices and clinics;

•	providing information technology services to private and governmental healthcare payers; and

•	providing personal health records and other health information services to consumers.
Governmental initiatives to support the adoption of healthcare information technology also create risks for us, including by encouraging additional companies to enter the markets in which we compete and by encouraging the development of additional technology solutions that compete against ours.
Critical Accounting Policies and Estimates
      Our discussion and analysis of Emdeon’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.
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
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable operating segment are as follows:

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

Emdeon Practice Services. Healthcare providers pay us fees to license our Medical Manager and Intergy practice management systems, other practice management systems we own and our Intergy EHR electronic medical records system. Our practice management systems are generally sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. We also charge healthcare providers fees for transmitting, through Emdeon Network Services, transactions to payers and billing statements to patients. We recognize revenue from these fees, which are generally paid on a per transaction or monthly basis, as we provide the service.

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

Porex. We develop, manufacture and distribute porous plastic products and components. For standard products, we recognize revenue upon shipment of product, net of sales returns and allowances. For sales of certain custom products, we recognize revenue upon completion and customer acceptance. Recognition of amounts received in advance is deferred until all criteria have been met.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2004.

•	Investments — Our investments, at September 30, 2005, consisted principally of certificates of deposit, municipal bonds, auction rate securities, asset-backed securities, Federal Agency Notes, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value. For the nine months ended September 30, 2005, we recognized a loss of $4,251 on marketable debt securities that we determined were not temporary in nature.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At September 30, 2005, we had net operating loss carryforwards of approximately

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

Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	$	%	$	%	$	%	$	%

Revenue	$323,153	100.0	$299,615	100.0	$949,643	100.0	$852,710	100.0
Costs and expenses:
Cost of operations	182,910	56.6	168,571	56.3	537,023	56.6	495,174	58.1
Development and engineering	14,681	4.5	14,392	4.8	43,778	4.6	38,479	4.5
Sales, marketing, general and administrative	82,386	25.5	84,762	28.3	248,056	26.1	245,054	28.7
Depreciation and amortization	18,895	5.9	15,189	5.1	52,940	5.6	40,922	4.8
Legal expense	5,904	1.8	2,325	0.8	14,347	1.5	6,577	0.8
Restructuring and integration charge	—	—	4,535	1.5	—	—	4,535	0.5
Interest income	5,125	1.6	4,512	1.5	13,382	1.4	14,506	1.7
Interest expense	2,996	0.9	4,843	1.6	11,672	1.2	14,429	1.7
Other expense (income), net	1,863	0.6	(94)	(0.1)	7,407	0.8	(578)	(0.1)

Income before income tax provision	18,643	5.8	9,604	3.2	47,802	5.0	22,624	2.7
Income tax provision	4,536	1.4	1,435	0.5	7,680	0.8	2,979	0.4

Net income	$14,107	4.4	$8,169	2.7	$40,122	4.2	$19,645	2.3

      Revenue is derived from our four business segments: Emdeon Business Services, Emdeon Practice Services, WebMD Health and Porex. Emdeon Business Services provides: electronic transmission services for medical, dental and pharmacy transactions and related technology solutions, consulting services and outsourcing services for healthcare payers, including document management services for transaction processing and print-and-mail services for the distribution of checks, remittance advice and explanation of benefits; and automated patient billing services for healthcare providers, including statement printing and mailing services. Additionally, Emdeon Business Services provides software products including decision support and data warehousing, and related maintenance services to Blue Cross Blue Shield and commercial healthcare payers, and performs software maintenance and consulting services for certain governmental agencies. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. Emdeon Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy and Emdeon Network Services brands. Emdeon Practice Services also provides support and maintenance services related to the hardware and software associated with our practice management systems and other applications. WebMD Health services include advertising, sponsorship, CME, content syndication and distribution, and licenses of private online portals to employers and healthcare payers for use by their employees and plan members. Our customers include pharmaceutical companies, biotech companies, medical device companies and media companies. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
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
      Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the usage of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. Our non-cash advertising expense is included in cost of operations when we utilize prepaid advertising in conjunction with online advertising and sponsorship programs. Our non-cash advertising expense is included in sales, marketing, general and administrative expense when we utilize the prepaid advertising for promotion of our brand or the brand of one of our subsidiaries.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that we issued to AOL as part of a strategic alliance we entered into with Time Warner in May 2001 under which we became the primary provider of healthcare content, tools and services for use on certain AOL properties. The value of the warrant was amortized over the original three-year term of the strategic alliance and accordingly we have not recorded any non-cash distribution expense since April 2004.

•	Non-cash stock compensation expense. Expense related to restricted stock awards in our common stock that have been granted to certain of our employees as well as the intrinsic value of the unvested portion of stock options assumed in connection with certain acquisitions in 2000 and options granted in 2000 with exercise prices less than the fair market value of our stock on the date of grant. Non-cash stock compensation expense is reflected in sales, marketing, general and administrative expense within the accompanying consolidated statements of operations.
      The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004.

Revenues
      Revenues for the three months ended September 30, 2005 were $323,153, compared to $299,615 a year ago. The Emdeon Business Services, WebMD Health and Porex segments were responsible for $15,859, $8,077 and $1,025, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $1,425 in Emdeon Practice Services.
      Revenues for the nine months ended September 30, 2005 were $949,643, compared to $852,710 a year ago. The Emdeon Business Services, WebMD Health, Emdeon Practice Services and Porex segments were responsible for $63,290, $23,956, $7,410 and $2,120, respectively, of the revenue increase for the nine months ended September 30, 2005. In addition, there was a decrease of $157 in inter-segment eliminations.
      Revenue from customers acquired through the 2005 Acquisition and 2004 Acquisitions contributed $13,691, of the overall increase in revenue of $23,538 for the three months ended September 30, 2005, and $65,521 of the overall increase in revenue of $96,933 for the nine months ended September 30, 2005. We integrate acquisitions as quickly as practicable and only revenue recognized during the first twelve months following the quarter in which the acquisition closed is considered to be revenue from acquired customers. In connection with such acquisitions, only revenue from customers of the acquired business existing on the date of the acquisition is considered to be revenue from acquired customers. The remaining increase in revenues is largely attributable to increased revenues in our WebMD Health segment from increased advertising and sponsorship revenues related to WebMD Health’s public portals and licensing revenues from WebMD Health’s private online portals. In addition, revenues increased in our Emdeon Business Services segment related to growth in our paid-claims communication services and our patient statement services, as well as additional consulting services we provided to our governmental agency customers.

Costs and Expenses
      Cost of Operations. Cost of operations was $182,910 and $537,023 for the three and nine months ended September 30, 2005, compared to $168,571 and $495,174 in the prior year periods. Our cost of operations represented 56.6% of revenue for both the three and nine months ended September 30, 2005, compared to 56.3% and 58.1% for the three and nine months ended September 30, 2004. The increase in cost of operations as a percentage of revenue and in dollars for the three months ended September 30, 2005 is the result of the inclusion of our ViPS operations, which have lower gross margins as compared to the gross margins of our other operations, increased compensation related costs in our WebMD Health segment due to increased headcount for information technology for our Web site operations and development, as well as higher costs associated with our launch of WebMD the Magazine. Offsetting these items for the three months ended September 30, 2005 and favorably impacting cost of operations as a percentage of revenue for the nine months ended September 30, 2005 compared to a year ago, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within the Emdeon Practice Services operating segment. Also favorably impacting cost of operations for the three and nine months ended September 30, 2005 were lower sales commissions paid to our channel partners and lower data communication expenses in our Emdeon Business Services segment. Included in cost of operations were non-cash expenses related to advertising services of $74 and $291 for the three and nine months ended September 30, 2005, compared to $104 and $705 in the prior year periods.

      Development and Engineering. Development and engineering expense was $14,681 and $43,778 for the three and nine months ended September 30, 2005, compared to $14,392 and $38,479 in the prior year periods. Our development and engineering expenses represented 4.5% and 4.6% of revenue for the three and nine months ended September 30, 2005, compared to 4.8% and 4.5% for the three and nine months ended September 30, 2004. The increase in development and engineering expense was primarily attributable to the ViPS and HealthShare operations which, due to the timing of these acquisitions, were excluded or partially excluded from our results for the three and nine months ended September 30, 2004. The Dakota operations had a similar impact on development and engineering expense during the nine months ended September 30, 2004, compared to a year ago. Also contributing to the increase in development and engineering expense for the nine months ended September 30, 2005, compared to a year ago, was the increased investment in our product development efforts within the Emdeon Practice Services segment.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $82,386 and $248,056 for the three and nine months ended September 30, 2005, compared to $84,762 and $245,054 in the prior year periods. Our sales, marketing, general and administrative expense represented 25.5% and 26.1% of revenue for the three and nine months ended September 30, 2005, compared to 28.3% and 28.7% of revenue for the three and nine months ended September 30, 2004. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising services, distribution services and stock compensation. Non-cash expenses related to advertising and distribution services were $1,912 and $6,708 for the three and nine months ended September 30, 2005, compared to $3,505 and $14,188 in the prior year periods. The decrease in non-cash advertising and distribution expense for the three and nine months ended September 30, 2005 was due to lower utilization of our prepaid advertising inventory. Additionally, for the nine months ended September 30, 2005, the decrease in non-cash advertising and distribution expense was the result of a decline in the expense related to our distribution arrangement with AOL which was fully amortized in May of 2004. Non-cash stock compensation was $1,120 and $3,487 for the three and nine months ended September 30, 2005, compared to $2,800 and $7,241 in the prior year periods. The decrease in non-cash stock-based compensation is primarily related to the vesting schedule of options issued and assumed in connection with business combinations and the restricted stock issued to certain employees in March 2004.
      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $79,354 and $237,861 or 24.6% and 25.0% of revenue, for the three and nine months ended September 30, 2005, compared to $78,457 and $223,625 or 26.2% of revenue in both prior year periods. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was due to lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards, which were substantially completed in the fourth quarter of 2004. Also contributing to the decrease in our sales, marketing, general and administrative expense, as a percentage of revenue, was the partial inclusion and inclusion of the ViPS operations for the three and nine months ended September 30, 2005, which have lower administrative expenses. Partially offsetting this decrease in expense, as a percentage of revenue for the nine months ended September 30, 2005 was approximately $3,100 of severance and recruiting expenses within our WebMD Health segment.
      Depreciation and Amortization. Depreciation and amortization expense was $18,895 and $52,940 for the three and nine months ended September 30, 2005, compared to $15,189 and $40,922 in the prior year periods. Depreciation and amortization expense represented 5.9% and 5.6% of revenue for the three and nine months ended September 30, 2005, compared to 5.1% and 4.8% of revenue in the prior year periods. The increase was due to additional depreciation and amortization expense relating to the 2005 Acquisition and 2004 Acquisitions, capital expenditures made in our Emdeon Practice Services segment during the later part of 2004 and additional depreciation expense resulting from the leasehold improvements to our WebMD Health segment’s New York City headquarters. These increases were slightly offset by a decrease in amortization expense as a result of the intangible asset for Medifax’s trade name becoming fully amortized since the beginning of the prior year periods.

      Legal Expense. Legal expense was $5,904 and $14,347 for the three and nine months ended September 30, 2005, compared to $2,325 and $6,577 in the prior year periods. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Over the course of the investigation, we expect that these costs may continue to be significant.
      Interest Income. Interest income was $5,125 and $13,382 during the three and nine months ended September 30, 2005, compared to $4,512 and $14,506 in the prior year periods. The increase for the three months ended September 30, 2005 was primarily due to the additional interest earned on the proceeds received from the issuance of our 3 1/8% Notes on August 24, 2005. The decrease in interest income for the nine months ended September 30, 2005 was primarily due to lower average investment balances for the nine months ended September 30, 2005, compared to the prior year period.
      Interest Expense. Interest expense was $2,996 and $11,672 for the three and nine months ended September 30, 2005, compared to $4,843 and $14,429 in the prior year periods. The decrease for both periods is due to the redemption of the 3 1/4% Notes on June 2, 2005, partially offset by higher interest expense related to the interest and amortization of debt issuance costs for the 3 1/8% Notes issued on August 24, 2005.
      Other Expense (Income), Net. Other expense (income) for the three and nine months ended September 30, 2005 represents a loss of $1,863 and $7,407, compared to a gain of $94 and $578 for the three and nine months ended September 30, 2004. During the three months ended September 30, 2005, other expense (income) includes a charge of $1,863 related to the settlement of the McKesson HBOC litigation. Other expense (income) during the three months ended June 30, 2005 includes a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005. Additionally, during the three months ended March 31, 2005, we recorded $4,251 for unrealized losses on marketable securities that we identified as securities to be liquidated in the event funds were needed for redemption of our 3 1/4% Notes. Also, included in other expense (income) for the nine months ended September 30, 2005 is $609, compared to $94 and $578 for the three and nine months ended September 30, 2004, related to net gains on the sale of marketable securities and on the sale of property and equipment.
      Income Tax Provision. The income tax provision of $4,536 and $7,680 for the three and nine months ended September 30, 2005, compared to $1,435 and $2,979 in the prior year periods, includes tax expense for operations that are profitable in certain state and foreign jurisdictions. In addition, the three and nine months ended September 30, 2005 includes a provision for federal taxes that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon income or loss before restructuring, taxes, non-cash and other items. Non-cash and other items include depreciation, amortization, gain or loss on investments, redemption of the 3 1/4% Notes and sales of property and equipment, costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“legal expense”), costs and expenses related to the settlement of the McKesson HBOC litigation, non-cash expenses related to advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, and stock compensation expense primarily related to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2004 Annual Report on Form 10-K. We record inter-segment revenues at rates comparable to those charged to third parties for comparable services. Inter-segment revenues are eliminated in consolidation.
      On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock. Also during the three months ended September 30, 2005, we entered into a Services Agreement with WHC and modified our segment reporting. A description of the Services Agreement is included in the “Recent Developments” section, above, in this MD&A. Our segment reporting has been modified to reflect the services fee we charge to WHC as an increase to the expenses of the WebMD Health segment and an offsetting reduction to the expenses in the Corporate segment. We have reclassified all prior period segment information to conform to the current period presentation. The service fee charged to WHC was $1,243 and $4,421 for the three and nine months ended September 30, 2005 and $1,599 and $4,636 for the three and nine months ended September 30, 2004, respectively.
      Summarized financial information for each of our four operating segments and corporate segment and reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Emdeon Business Services	$190,502	$174,643	$567,749	$504,459
Emdeon Practice Services	75,499	76,924	227,113	219,703
WebMD Health	45,094	37,017	119,134	95,178
Porex	20,410	19,385	60,663	58,543
Inter-segment eliminations	(8,352)	(8,354)	(25,016)	(25,173)

	$323,153	$299,615	$949,643	$852,710

Income before restructuring, taxes, non-cash and other items
Emdeon Business Services	$35,926	$31,750	$114,599	$90,514
Emdeon Practice Services	7,632	5,856	20,212	8,978
WebMD Health (a)	9,077	8,441	15,100	17,572
Porex	6,385	5,823	17,846	17,140
Corporate (a)	(12,738)	(13,571)	(36,485)	(38,067)
Interest income	5,125	4,512	13,382	14,506
Interest expense	(2,996)	(4,843)	(11,672)	(14,429)

	48,411	37,968	132,982	96,214
Restructuring, taxes, non-cash and other items
Depreciation and amortization	(18,895)	(15,189)	(52,940)	(40,922)
Non-cash advertising and distribution services and stock-based compensation	(3,106)	(6,409)	(10,486)	(22,134)
Legal expense	(5,904)	(2,325)	(14,347)	(6,577)
Restructuring and integration charge	—	(4,535)	—	(4,535)
Other (expense) income, net	(1,863)	94	(7,407)	578
Income tax provision	(4,536)	(1,435)	(7,680)	(2,979)

Net income	$14,107	$8,169	$40,122	$19,645

(a)	Income before restructuring, taxes, non-cash and other items during prior periods, for the Corporate and WebMD Health segments, has been reclassified to conform to the current period presentation.
     The following discussion is a comparison of the results of operations for each of our operating segments and our corporate segment for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004.
      Emdeon Business Services. Revenues were $190,502 and $567,749 for the three and nine months ended September 30, 2005, an increase of $15,859 or 9.1% and $63,290 or 12.5%, compared to the prior year periods. Revenues from customers acquired through the 2004 Acquisitions contributed $10,794 and $57,989 to the increase in revenue for the three and nine months ended September 30, 2005. Excluding the 2004 Acquisitions, revenue increased as a result of growth in our paid-claims communication services and our patient statement services, as well as additional consulting services we provided to our governmental agency customers, offset by the continued decrease in revenue for traditional medical services and EDI revenues.

      Income before taxes, non-cash and other items was $35,926 and $114,599 for the three and nine months ended September 30, 2005, compared to $31,750 and $90,514 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 18.9% and 20.2% for the three and nine months ended September 30, 2005, compared to 18.2% and 17.9% for the prior year periods. The increase in our operating margin is primarily the result of lower sales commissions paid to our channel partners, lower data communication expenses and lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards, which were substantially completed in the fourth quarter of 2004. These lower costs for the nine months ended September 30, 2005 were slightly offset by the ViPS acquisition, which had lower operating margins compared to other services offered by the Emdeon Business Services segment.
      Emdeon Practice Services. Revenues were $75,499 and $227,113 for the three and nine months ended September 30, 2005, a decrease of $1,425 or 1.9% and an increase of $7,410 or 3.4%, compared to the prior year periods. The decrease in revenue for the three months ended September 30, 2005, compared to the prior year period, was due to lower systems revenues, offset by higher maintenance revenues and Network Services revenue. The increase in revenue during the nine months ended September 30, 2005 compared to the prior year period was primarily driven by higher maintenance revenues and Network Services revenue. Increased maintenance revenues reflect continued higher renewals of our maintenance and support service contracts.
      Income before taxes, non-cash and other items was $7,632 and $20,212 for the three and nine months ended September 30, 2005, compared to $5,856 and $8,978 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 10.1% and 8.9% for the three and nine months ended September 30, 2005, compared to 7.6% and 4.1% for the prior year periods. The increased operating margin is due to revenue mix as well as improvements in our delivery and service infrastructure. This increased operating margin is slightly offset during the nine months ended September 30, 2005 by approximately $1,300 of severance provided to former members of management and to other employees.
      WebMD Health. Revenues were $45,094 and $119,134 for the three and nine months ended September 30, 2005, an increase of $8,077 or 21.8% and $23,956 or 25.2%, compared to the prior year periods. The increase in revenues is the result of increased advertising and sponsorship revenue related to our public portals and licensing revenues from our private online portals. Also contributing to the increases for the three and nine months ended September 30, 2005 is $2,498 and $6,370, respectively, from customers acquired through both the 2005 Acquisition and 2004 Acquisitions. Partially offsetting these increases during the nine months ended September 30, 2005 is the loss of revenue from our content syndication agreement with News Corporation, which expired in January of 2005. Included in revenue was $1,000 during the nine months ended September 30, 2005, compared to revenue of $3,000 and $9,000 during the three and nine months ended September 30, 2004, related to the News Corporation agreement.
      Income before taxes, non-cash and other items was $9,077 and $15,100 for the three and nine months ended September 30, 2005, compared to $8,441 and $17,572 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 20.1% and 12.7% for the three and nine months ended September 30, 2005, compared to 22.8% and 18.5% for the prior year periods. These decreases as a percentage of revenue were due to higher information technology and sales and marketing expenses, as well as the decline in revenues due to the expiration of the content syndication agreement with News Corporation referred to above, which did not have significant related expenses. Additionally, we incurred charges of approximately $3,600 during the nine months ended September 30, 2005 primarily related to severance and recruiting expenses. Partially offsetting this decrease in operating margin during the three and nine months ended September 30, 2005 was the inclusion of the 2005 Acquisition and 2004 Acquisitions, which have higher operating margins compared to the other operations of the WebMD Health segment.
      Porex. Revenues were $20,410 and $60,663 for the three and nine months ended September 30, 2005, an increase of $1,025 or 5.3% and $2,120 or 3.6%, compared to the prior year periods. Revenues from customers acquired through the 2004 Acquisitions contributed $399 and $1,162 for the three and nine months ended September 30, 2005. Excluding the 2004 Acquisitions, the increase for the three and nine months ended September 30, 2005, compared to a year ago, was the result of increased sales of filtration products and writing instrument components. Additionally, while not material to the three months ended September 30, 2005, contributing to the increase in revenue for the nine months ended September 30, 2005 was a favorable shift in foreign exchange rates and higher sales of surgical implant products.
      Income before taxes, non-cash and other items was $6,385 and $17,846 for the three and nine months ended September 30, 2005, compared to $5,823 and $17,140 in the prior year periods. As a percentage of revenue, income before taxes, non-cash and other items was 31.3% and 29.4% for the three and nine months ended September 30, 2005, compared to 30.0% and 29.3% for the prior year periods. These increases in operating margin were due to higher revenue discussed above and lower direct expenses related to a change in product mix, slightly offset by higher personnel and professional costs.
      Corporate. Corporate includes expenses shared across all segments, such as executive personnel, corporate finance, legal, human resources and risk management. Corporate expenses were $12,738 or 3.9% of revenue and $36,485 or 3.8% of revenue for the three and nine months ended September 30, 2005, compared to $13,571 or 4.5% of revenue and $38,067 or 4.5% of revenue for the prior year period. These expenses, in absolute dollars and as a percentage of revenue, decreased as a result of lower personnel related costs due to lower headcount and lower professional costs related to our Sarbanes-Oxley Section 404 efforts. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenues without a proportionate increase in corporate costs.
      Inter-Segment Eliminations. The decrease in inter-segment eliminations for the three and nine months ended September 30, 2005 compared to a year ago resulted from lower sales of Emdeon Business Services products into the Emdeon Practice Services customer base, offset by sales of certain WebMD Health services into our other operating segments.
Liquidity and Capital Resources
      We have incurred significant operating and net losses since we began operations and, as of September 30, 2005, had an accumulated deficit of approximately $10.1 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.
      As of September 30, 2005, we had approximately $685,407 in cash and cash equivalents and short-term investments and working capital of $809,370. Additionally, we had long-term investments of $147,060 in marketable debt securities and $4,873 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and Federal Agency Notes and expect to do so in the future. As of September 30, 2005, all of our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $99,101 for the nine months ended September 30, 2005, compared to cash provided by operating activities of $79,200 for the nine months ended September 30, 2004. The cash provided by operating activities for the nine months ended September 30, 2005 was attributable to net income of $40,122 and non-cash and non-operating items of $80,032, partially offset by net changes in operating assets and liabilities of $21,053. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments and interest receipts relating to our investments in marketable securities. The cash provided by operating activities for the nine months ended September 30, 2004 was attributable to net income of $19,645 and non-cash and non-operating items of $68,823, partially offset by net changes in operating assets and liabilities of $9,268. The non-cash and non-operating items consist of depreciation and amortization, non-cash expenses related to advertising and distribution services and stock-based compensation, bad debt expense, amortization of debt issuance costs, loss on the redemption of convertible debt, losses and gains on investments, non-cash reversal of the income tax valuation allowance and gains on sales of property and equipment.

      Cash used in investing activities was $303,430 for the nine months ended September 30, 2005, compared to cash used in investing activities of $129,959 for the nine months ended September 30, 2004. Cash used in investing activities for the nine months ended September 30, 2005 included $180,095 of purchases, net of maturities and sales, of available-for-sale securities. Cash paid for business combinations, net of cash acquired, was $74,410, which primarily related to an ABF contingent consideration payment and the 2005 Acquisition of HealthShare. Cash used in investing activities for the nine months ended September 30, 2004 included $119,888 of proceeds from maturities and sales, net of purchases, of available-for-sale securities. Cash paid for business combinations for the nine months ended September 30, 2004, net of cash acquired, was $225,375, which primarily related to the 2004 Acquisitions of ViPS, Epor and Dakota and an ABF contingent consideration payment of $17,455. Investments in property and equipment were $49,325 for the nine months ended September 30, 2005, compared to $24,889 a year ago. Our investments in property and equipment during the nine months ended September 30, 2005 included approximately $15,000 related to the build-out of WebMD Health’s new corporate offices in New York City.
      Cash provided by financing activities was $241,474 for the nine months ended September 30, 2005, compared to cash provided by financing activities of $105,943 for the nine months ended September 30, 2004. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of $289,875 related to the net proceeds from the issuance of the 3 1/8% Notes in August 2005 and $43,384 related to the issuance of common stock, primarily resulting from exercises of employee stock options, partially offset by cash paid of $86,694 for the redemption of the 3 1/4% Notes in June 2005 and $4,596 related to the repurchase of treasury stock. Cash provided by financing activities for the nine months ended September 30, 2004 principally related to the net proceeds of $98,115 from the issuance of our convertible redeemable exchangeable preferred stock and proceeds of $30,528 related to the issuance of common stock, primarily related to exercises of employee stock options. For the nine months ended September 30, 2004, $22,267 was used for repurchases of our common stock.
      Our principal commitments at September 30, 2005 were our commitments related to the $300,000 3 1/8% Convertible Note due in September of 2025, the $350,000 1.75% Convertible Subordinated Notes due in June of 2023, the $100,000 Convertible Redeemable Exchangeable Preferred Stock due in 2012, obligations under operating leases and contingent consideration payments of up to an aggregate of $144,576 related to certain acquisitions achieving certain milestones.
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
      As previously stated, WHC sold, on September 28, 2005, 7,935,000 shares of its Class A Common Stock in an initial public offering. WHC retained the net proceeds of the offering, which were not received until October 2005. The offering did not result in any changes to the terms of our long-term debt or other principal commitments and we believe that we will continue, for the foreseeable future after the offering, to have sufficient cash resources to meet the commitments described above in this section and that WHC will, as a result of its retention of the proceeds of the offering, also have sufficient cash resources to meet its commitments and anticipated working capital and capital expenditure requirements.

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
Factors That May Affect Our Future Financial Condition or Results of Operations
      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued. The risks and uncertainties described below are not the only ones facing Emdeon. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

Risks Related to the Businesses of
Emdeon Business Services and Emdeon Practice Services

The financial results of Emdeon Business Services could be adversely affected to the extent payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us
      There can be no assurance that healthcare payers will continue to use Emdeon Business Services and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as Emdeon Business Services. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with Emdeon Business Services. See “Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the services that we offer” below. We cannot provide assurance that we will be able to maintain our existing relationships with payers or develop new relationships on satisfactory terms, if at all. Although we believe the use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers, the transaction standards established by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, may facilitate use of EDI links for transmission of transactions between a greater number of healthcare payers and providers without use of a clearinghouse. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on Emdeon Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on Emdeon Business Services’ business and financial results.

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
      ViPS. ViPS, which is included in our Emdeon Business Services segment, provides licensed software products and related services to payers and information technology services to government customers. The period from our initial contact with a potential ViPS client and the purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by ViPS may be subject to delays due to customers’ internal procedures for approving large expenditures, to delays in government funding and to delays resulting from other factors outside of our control. The time it takes to implement a licensed software solution is also difficult to predict and has lasted as long as 12 months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have only limited ability to forecast the timing of revenue from new ViPS sales. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals and negotiating the contract without receiving any related revenue.

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

Risks Related to the Businesses of WebMD Health

WebMD Health has incurred and may continue to incur losses
      WebMD Health’s operating results have fluctuated significantly in the past from quarter to quarter and may continue to do so in the future. WebMD Health’s net losses from 2001 to 2003 totaled approximately $2.6 billion. WebMD Health’s online businesses participate in relatively new and rapidly evolving markets. Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that WebMD Health will be profitable.

The timing of WebMD Health’s advertising and sponsorship revenues may vary significantly from quarter to quarter, which could have adverse effects on its operating results
      WebMD Health’s advertising and sponsorship revenues may vary significantly from quarter to quarter due to a number of factors, not all of which are in WebMD Health’s control, and any of which may be difficult to forecast accurately. The majority of WebMD Health’s advertising and sponsorship contracts are for terms of approximately four to 12 months. WebMD Health has relatively few longer term contracts. We cannot assure you that WebMD Health’s current customers will continue to participate in advertising and sponsorship programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs.
      In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which WebMD Health has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of WebMD Health’s revenues from advertisers and sponsors include:

•	timing of Food and Drug Administration, or FDA, approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for WebMD Health’s private online portals make it difficult to forecast revenues from these applications
      The period from WebMD Health’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD Health’s control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD Health’s control. As a result, we have limited ability to forecast the timing of revenue from new private portal clients. This, in turn, makes it more difficult to predict WebMD Health’s financial performance from quarter to quarter.
      During the sales cycle and the implementation period, WebMD Health may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if WebMD Health’s revenue from providing private portals is lower than expected, it may not be able to reduce its short-term spending in response. Any shortfall in revenue would have a direct impact on WebMD Health’s results of operations.

If WebMD Health is unable to provide content that attracts and retains users to The WebMD Health Network at a level that is attractive to advertisers and sponsors, WebMD Health’s revenues will be reduced
      We believe that interest in WebMD Health’s public portals for consumers, physicians and healthcare professionals is based upon WebMD Health’s ability to make available health content, decision-support tools and other services that meet the needs of its users. Its ability to do so depends, in turn, on:

•	its ability to hire and retain qualified authors, journalists and independent writers;

•	its ability to license quality content from third parties; and

•	its ability to monitor and respond to increases and decreases in user interest in specific topics.
      We cannot assure you that WebMD Health will be able to continue to get needed content at a reasonable cost. If WebMD Health is unable to provide content that attracts and retains users at a level that is attractive to advertisers and sponsors, WebMD Health’s revenues will be reduced. In addition, WebMD Health’s ability to deploy new interactive tools and other features will require it to continue to improve the technology underlying its Web sites. The required changes may be significant and expensive, and there can be no assurance that WebMD Health will be able to execute them quickly and efficiently.

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
      Similarly, WebMD Health’s ability to maintain or increase the subscriptions to ACP Medicine and ACS Surgery is based upon its ability to make available up-to-date, high quality content which depends on its ability to retain qualified physician authors and writers in the disciplines covered by these publications. We cannot assure you that WebMD Health will be able to retain qualified physician editors or authors to provide and review needed content at a reasonable cost. If WebMD Health is unable to provide content that attracts and retains subscribers, subscriptions to these products will be reduced. In addition, the American College of Physicians permits WebMD Health to use the ACP name in the title of ACP Medicine and the American College of Surgeons permits WebMD Health to use the name ACS in the title of ACS Surgery: Principles and Practice. If WebMD Health loses the right to use the ACP or ACS name in its publications, subscribers may find the publications less attractive and cease to subscribe to these publications.
      WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract advertisers to make this publication successful in the long term.

A decline in user traffic levels for The WebMD Health Network could have a material adverse effect on its advertising and sponsorship revenues
      WebMD Health generates revenues by, among other things, selling sponsorships of specific pages, sections or events on its network of publicly available online Web sites for healthcare providers and consumers and related e-mailed newsletters. WebMD Health’s advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating WebMD Health’s audience or parts of its audience. We cannot provide assurance that WebMD Health will be able to retain or increase usage of its online public portals by consumers and physicians. There are numerous other online and offline sources of healthcare information services that compete with WebMD Health. In addition, since users may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which users will return. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause WebMD Health’s revenues to decrease and could have a material adverse effect on its results of operations.
      Although a substantial majority of the visitors to The WebMD Health Network and the page views generated on The WebMD Health Network are from Web sites WebMD Health owns, some are from Web sites owned by third parties that carry WebMD Health’s content, including AOL. As a result, WebMD Health’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside of WebMD Health’s control. In the event that our relationship with AOL or other third party Web sites is terminated, The WebMD Health Network’s user traffic and page views may be negatively affected, which may negatively affect WebMD Health’s results of operations.

WebMD Health may be unsuccessful in its efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of WebMD Health’s advertising and sponsorship revenues have, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, WebMD Health has begun to focus on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to WebMD Health’s audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find WebMD Health’s consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If WebMD Health encounters difficulties in competing with the other alternatives available to consumer products companies, this portion of its business may develop more slowly than we expect or may fail to develop.

WebMD Health may be subject to claims brought against it as a result of content it provides
      Consumers access health-related information through WebMD Health’s online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If WebMD Health’s content, or content that it obtains from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue WebMD Health for various causes of action. Although WebMD Health’s Web sites contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate its liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. WebMD

Health could be subject to claims by third parties that WebMD Health’s online agreements with consumers and physicians that provide the terms and conditions for use of WebMD Health’s public or private portals are unenforceable. A finding by a court that these agreements are invalid and that WebMD Health is subject to liability could harm its business and require costly changes to its business.
      WebMD Health has editorial procedures in place to provide quality control of the information that it publishes or provides. However, we cannot assure you that WebMD Health’s editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to WebMD Health, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from operations. In addition, WebMD Health’s business is based on establishing the reputation of its portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm WebMD Health’s reputation and business.

WebMD Health faces potential liability related to the privacy and security of personal information it collects on its Web sites
      Internet user privacy has become a controversial issue both in the United States and abroad. WebMD Health has privacy policies posted on its public Web sites and its private online portals that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way WebMD Health operates its public Web sites and its private online portals and could harm its business. Further, we can give no assurance that the privacy policies and other statements on WebMD Health’s Web sites, or its practices, will be found sufficient to protect it from liability or adverse publicity in this area.

Changes in industry guidelines or government regulation could adversely affect WebMD Health’s online Medscape continuing medical education offerings
      WebMD Health’s continuing medical education (CME) activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. WebMD Health believes that it has modified procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that it meets the new standards or predict whether ACCME may impose additional requirements.
      In the event that ACCME concludes that WebMD Health has not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and healthcare professionals, and WebMD Health may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD, its primary online portal for physicians. In addition, any failure to maintain its status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with WebMD Health, which could have a material adverse effect on its business.
      CME activities may also be subject to government regulation by the FDA, the Office of Inspector General (OIG), or the Department of Health and Human Services (HHS), the federal agency responsible for interpreting certain federal laws relating to healthcare, and state regulatory agencies.

      During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through WebMD Health’s Medscape Web site to levels that are lower than in the past; and

•	may require WebMD Health to make changes to how it offers or provides educational programs, including CME.
      In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients may further discourage or prohibit pharmaceutical companies from engaging in educational activities with WebMD Health, or may require it to make further changes in the way it offers or provides educational programs.

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

We could be subject to breach of warranty, product liability or other claims if our software products, information technology systems or transmission systems contain errors or experience failures
      Errors in the software and systems we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. For example, errors in our transaction processing systems can result in healthcare payers paying the wrong amount or making payments to the wrong payee. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. We also provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements. See also “During times when we are making significant changes to our products and services or to systems we use to provide services, there are increased risks of performance problems” below.
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

Performance problems with our systems or system failures could cause us to lose business or incur liabilities
      Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including the transaction-related services that Emdeon Business Services provides to healthcare payers and providers and the online services that WebMD Health provides. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. See also “During times when we are making significant changes to our products and services or to systems we use to provide services, there are increased risks of performance problems” below. To operate without interruption, both we and the service providers we use must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.
      We have contingency plans for emergencies with the systems we use to provide services; however, we have limited backup facilities if these systems are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at a third-party facility we use could interrupt our services or result in the loss of stored data, which could have a material adverse impact on our business or cause us to incur material liabilities. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

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

Delivery of Web-based services requires uninterrupted communications and computer service from third-party service providers and our own systems
      Our Web-based services, including WebMD Health’s public Web sites and private online portals, are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on internal systems as well as communications and hosting services provided by third parties. We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event at one of our data centers, we may experience an extended period of system unavailability, which could negatively impact our business. In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with clients, customers, advertisers and sponsors.

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
      In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. See also “Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours” below.
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

Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours
      There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare, including in the physician’s office, as a means of improving care and reducing costs. For example, the Department of Health and Human Services (HHS) issued a report during 2004 entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care.” At Emdeon, an important part of our mission has been fostering adoption of information technology and electronic communications in healthcare. Accordingly, we welcome governmental and private initiatives designed to achieve the same goals. However, these initiatives may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours.

•	For example, the Centers for Medicare & Medicaid Services (CMS) and the HHS Office of Inspector General (OIG) are in process of creating exceptions, for electronic health records software and related services, to rules that currently prohibit physicians from accepting certain gifts. See “Business — Government Regulation — Regulation of Healthcare Relationships” in our Annual Report on Form 10-K for the year ended December 31, 2004. The goal of this initiative is to allow hospitals and physicians to have interoperable electronic health records systems without violating existing laws that govern their relationships. The rule change may cause additional competitors, including providers of hospital information systems, to compete to provide systems for use by our existing and potential physician practice customers and may reduce the prices we are able to charge for our systems and services.

•	In addition, as part of its initiatives, HHS has indicated that it intends to facilitate the development and transfer of knowledge and technology used by the federal government to the private sector. As a result, the Centers for Medicare & Medicaid Services has been collaborating with the Veterans Health Administration (VHA) and other key federal agencies on the development and distribution of electronic health record software called “VistA-Office EHR” for use in clinics and physician offices, based on the VistA system VHA uses for its own hospitals. VistA-Office EHR will compete with our IntergyEHR solution and appears likely to be offered at a significantly lower cost than IntergyEHR.
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
      In addition, the prices of some of the raw materials that Porex uses vary, to a great extent, with the price of petroleum. As a result, increases in the price of petroleum could have an adverse effect on Porex’s margins and on the ability of Porex’s porous plastics products to compete with products made from other raw materials.

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

Risks Applicable to Our Entire Company

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations
      The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to Emdeon as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, Emdeon understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or Emdeon may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations. For additional information, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.
      Emdeon intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant.

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

We have incurred and may continue to incur losses
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception and, as of September 30, 2005, we had an accumulated deficit of approximately $10.1 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

We may be subject to litigation
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” below and in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions
      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between Emdeon and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

We expect that accounting for employee stock options using the fair value method will have a material impact on our consolidated results of operations and earnings per share
      The FASB has issued SFAS 123R, which will require us to recognize, in our financial statements, all share-based payments to our employees, including grants of employee stock options, based on their fair values beginning with the first quarter of 2006. Emdeon expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report for more information regarding accounting for stock-based compensation plans. We cannot predict what effect the reduction in our net income may have on the market prices of Emdeon’s securities.

Our use of a new corporate name and the related rebranding of some of our products and services could cause temporary disruptions in some of our businesses
      In October 2005, we changed our corporate name from WebMD Corporation to Emdeon Corporation. In August 2005, we began to use Emdeon in the names of two of our segments, Emdeon Business Services and Emdeon Practice Services, and as a brand for some of their products and services. Until the Emdeon name becomes recognized in the markets in which we compete, we could experience some confusion by existing and potential customers and temporarily be at a competitive disadvantage. Although we intend to devote significant resources to publicizing our new name and communicating with existing and potential customers, the transition period may take longer than anticipated and there may, during that period, be temporary disruptions in some of our businesses.

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
      Principal amounts expected to mature are $90.3 million, $534.8 million and $115.0 million during the remainder of 2005, 2006 and 2007, respectively. These include investments totaling $352.6 million in Federal Agency Notes that are callable subjecting us to interest rate risk on the reinvestment of these securities. We believe that the impact of any call and resulting reinvestment of proceeds would not have a material effect on our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $0.0 million and $(2.7) million, during the three and nine month periods ended September 30, 2005, respectively, and $0.2 million and $(0.1) million, during the three and nine month periods ended September 30, 2004, respectively.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in Emdeon’s internal control over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings
      The information contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.
      The information regarding Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al. contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) The following table provides information about purchases by Emdeon during the three months ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

07/01/05-07/31/05	—	$—	—	$61,531,935
08/01/05-08/31/05	453,000	10.15	453,000	$56,935,578
09/01/05-09/30/05	—	—	—	$56,935,578

Total	453,000	$10.15	453,000	$56,935,578	*

*	After giving effect to the $145 million increase, on November 1, 2005, in the maximum aggregate amount of purchases authorized, Emdeon had approximately $200 million available to repurchase shares of its common stock under its Stock Repurchase Program. See Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      At our Annual Meeting of Stockholders held on September 29, 2005, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class I directors to serve three-year terms ending in 2008:

Neil F. Dimick	- votes FOR	339,028,088
	- votes withheld	4,066,200
Joseph E. Smith	- votes FOR	330,601,836
	- votes withheld	10,405,683

•	Proposal 2 — To approve an amendments to our Certificate of Incorporation to change the corporate name of WebMD Corporation to Emdeon Corporation:

Votes FOR:	339,028,088
Votes AGAINST:	1,753,595
Abstentions:	225,835
Broker non-votes:	0

•	Proposal 3 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2005:

Votes FOR:	340,049,148
Votes AGAINST:	749,116
Abstentions:	226,223
Broker non-votes:	0
As a result, Messrs. Dimick and Smith were each elected to serve a three-year term ending in 2008 and each of Proposal 2 and 3 were approved. For each Proposal, the totals include 10,638,297 votes cast FOR by the holder of our Convertible Redeemable Exchangeable Preferred Stock.
      In addition to the directors elected at the Annual Meeting, our Board of Directors consists of: Paul A. Brooke, James V. Manning and Martin J. Wygod, whose terms expire in 2006; and Mark J. Adler, M.D., Kevin Cameron and Herman Sarkowsky, whose terms expire in 2007.

ITEM 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emdeon Corporation

By:	/s/ Andrew C. Corbin

Andrew C. Corbin
Executive Vice President and Chief
Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing Its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 17, 2005)
3.3	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.1	Letter Agreement between the Registrant and Andrew C. Corbin dated November 3, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1