Form 10-K
period 2005-12-31
EMDEON CORP
filed 2006-03-16
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(201) 703-3400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,427,800,000 (based on the closing price of the common stock of $10.27 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of March 10, 2006, there were 275,053,733 shares of Emdeon common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, CME Circle®, dakota imagingtm, Digital Office Manager®, DIMDX®, Emdeontm, Emdeon Business Servicestm, Emdeon Practice Servicestm, eMedicine®, Envoy®, ExpressBill®, Image Directorsm, Healthpayers USA®, HealthPro® XL, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Medware®, Physician Flowsm, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, theheart.org®, The Little Blue Booktm, The Medical Manager® and ViPSsm are trademarks of Emdeon Corporation or its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the inability to successfully deploy new or updated applications or services;

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	diversion of resources to the process of evaluating alternatives with respect to our Emdeon Business Services and Emdeon Practice Services segments and uncertainties regarding the outcome of the process and its effects on those segments and on our company as a whole;

•	the inability to attract and retain qualified personnel;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.

The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

INTRODUCTION

General Information

Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005. The change to Emdeon was made in connection with an initial public offering by WebMD Health Corp. (which we refer to in this Annual Report as “WHC”). We formed WHC to conduct the business of what was then referred to as our WebMD Health segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the name WebMD and related trademarks. In this Annual Report, we use the name WebMD to refer to the reporting segment of our company formerly called WebMD Health.

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005. As of the date of this Annual Report, we own all 48,100,000 shares of WHC Class B Common Stock, which represents 85.8% of WHC’s outstanding common stock and 96.7% of the combined voting power of WHC’s outstanding common stock.

Our principal executive offices are located at 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361 and our telephone number is (201) 703-3400.

We make available free of charge at www.emdeon.com (in the “About Emdeon” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. WHC makes available free of charge at www.wbmd.com (in the “Investor Relations” section) copies of materials it files with, or furnishes to, the Securities and Exchange Commission as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC.

Overview of Our Businesses

We are a leading provider of business, technology and information solutions that support both the financial and clinical aspects of healthcare delivery. We connect providers, payers, employers and consumers to simplify business processes, to provide actionable knowledge at the right time and place and to improve healthcare quality. Our business is comprised of four segments:

•	Emdeon Business Services. We provide solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. We also provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare.

Our provider customers include physicians, dentists, billing services, laboratories, pharmacies and hospitals. Our payer customers include commercial health insurance companies, managed care organizations, Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, and pharmacy benefit management companies. In addition, Emdeon Business Services works with numerous medical and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and ours.

We generate revenues by selling our transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. We also generate revenue by selling our document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. In addition, we receive software license fees and software and hardware maintenance fees from healthcare payers who license our systems for converting paper claims into electronic ones. We receive license fees from healthcare payers, based on the number of covered members, for use of certain of our software and we provide business and information technology consulting services to payer customers on a time and materials basis. Our contracts with the federal government are typically on a cost-plus award fee structure. Emdeon Business Services revenue was $758.9 million in 2005 and $686.6 million in 2004.

•	Emdeon Practice Services. We have been helping medical practices automate practice management and streamline clinical workflow for nearly 25 years. Our innovative practice management and electronic health records software solutions are used by large and small medical practices in all specialties to improve efficiency and enhance patient care. Our systems and services automate:

—	scheduling, billing and other administrative tasks,

—	maintenance of electronic medical records and

—	documentation of patient encounters.

Emdeon Practice Services also provides integrated electronic transaction solutions and print-and-mail services powered by Emdeon Business Services.

We generate revenue from: one-time fees for licenses to our software, for system hardware and for implementation services; and recurring fees for the maintenance and support of our software and system hardware. Pricing depends on several factors, including the size of the practice or group of practices, the number and type of modules to be licensed, the hardware to be supported and the complexity of the installation. Our Emdeon Network Services and some of our Emdeon Practice Services products and services are priced on a monthly fee per provider basis or a per transaction basis. Emdeon Practice Services revenue was $304.2 million in 2005 and $296.1 million in 2004.

•	WebMD. We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications.

—	Public Online Portals. Our public network of health portals enables consumers and physicians to readily access healthcare information relevant to their specific areas of interest and specialty. We provide a means for advertisers and sponsors to reach, educate and inform large audiences of health-involved consumers and clinically active physicians. We generate revenue by providing healthcare and consumer products companies with opportunities to reach our public portals audience through a variety of content sponsorship formats and advertising products. In addition, we create and distribute accredited online continuing medical education (or CME) programs funded by grants from a variety of sponsors.

—	Private Online Portals. Our private portals provide a cost-effective platform for employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision support technology that helps them make more informed benefit, provider and treatment choices. We generate revenues by licensing our private portals to employers and payers for use by their employees and members. Our private portals do not have any advertisements and do not generate revenue from advertising or sponsorship.

—	Publishing and Other Services. We also provide complementary offline health content. Our offline publications include The Little Blue Book, a physician directory, ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, and WebMD the Magazine, a consumer publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We also conduct in-person CME as a result of our acquisition of the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) in December 2005.

WebMD revenue was $168.2 million in 2005 and $134.3 million in 2004.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of our finished products, as well as manufacturers that include our components in their products for the medical device, life science, research and clinical laboratory, surgical and other markets. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 65 countries. Porex revenue was $79.1 million in 2005 and $77.1 million in 2004.

For a more complete description of the products and services of each of our segments, see “— Healthcare Information Services and Technology Solutions” and “— Porex” below. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” and Note 9 to the Consolidated Financial Statements included in this Annual Report.

Recent Developments

Evaluation of Strategic Alternatives Related to Emdeon Business Service and Emdeon Practice Service Segments.  On February 16, 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors has authorized commencing a process to evaluate strategic alternatives relating to these businesses to maximize stockholder value. Emdeon has engaged The Blackstone Group L.P. and Citigroup Global Markets Inc. as its financial advisors to assist the Board in this process. The ViPS business unit, currently part of Emdeon Business Services, will not be included in this process and will be retained by Emdeon. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction and our Board may determine to retain Emdeon Business Services and Emdeon Practice Services.

New Stock Repurchase Program.  In connection with the commencement of a tender offer by us for our common stock in November 2005, our then existing stock repurchase program was terminated. In January 2006, Emdeon announced a new stock repurchase program (the “New Repurchase Program”), at which time Emdeon was authorized to use up to $48 million to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions. In February 2006, the maximum aggregate amount authorized for purchases under the New Repurchase Program was increased to $68 million. As of March 10, 2006, approximately $43.4 million of this authorization had been used to purchase 4,625,619 shares of our common stock, at an average price per share of approximately $9.38. The amount of any future repurchases will depend on market conditions and other factors.

Acquisition of eMedicine.com, Inc.  On January 17, 2006, WHC acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals, for $25.5 million. The results of operations of eMedicine will be included in the WebMD segment.

HEALTHCARE INFORMATION SERVICES AND TECHNOLOGY SOLUTIONS

We provide services that help consumers, healthcare providers and health plans navigate the complexity of the healthcare system. Our products and services promote more informed decision-making, streamline administrative and clinical processes, increase efficiency and reduce costs by facilitating information exchange, communication and electronic transactions between healthcare participants.

Emdeon Business Services

Overview

To ensure timely reimbursement and comply with managed care requirements, healthcare providers must interact effectively with healthcare payers from the first point of patient contact until final payment has been received. Through Emdeon Business Services, we provide solutions that automate key business and administrative functions for payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communication services. Our services allow providers and payers to replace manual processes, phone calls and faxes with electronic transactions and, by doing so, to save time and money. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. Through our ViPS business, we also provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare. Our solutions are designed to provide payers and providers not only with connectivity, but also with the information and data necessary to facilitate rapid, accurate payment processing and to increase the effectiveness of the clinical encounter.

We provide our payer and provider customers connectivity through an integrated electronic transaction processing system. We refer to these connectivity services as electronic data interchange, or EDI. Customers access our connectivity services through the Internet, through dedicated high speed communications lines and by modem over standard telephone lines. Transactions received from providers are validated for proper format and content and then translated in accordance with payer specifications before being submitted to the payer’s system. This validation and translation increases the likelihood that provider transactions will be successfully processed by the payer’s system, leading to gains in efficiency and improved cash flows for providers.

Although these EDI services remain an important part of what we do, we have substantially expanded our service offerings in recent years through both acquisitions and internal efforts. We now provide healthcare payers with transaction processing technology, decision support solutions, consulting services and outsourcing services. Our services for payers also include conversion of paper claims to electronic ones and related document management services, as well as print-and-mail services for the distribution of checks, remittance advice and explanation of benefits. Our services for providers include a full suite of revenue cycle management products, including systems to validate patient insurance benefits electronically, to edit and submit electronic claims, to manage remittance advices, to post payments automatically and to process patient statements. We are focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing enhanced capabilities and additional solutions that can be used by payers and providers to automate the entire reimbursement process.

We generate revenues by selling our EDI services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. We may also charge one-time implementation fees to providers and payers. We also generate revenue by selling our document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. In addition, we receive software license fees and software and hardware maintenance fees from healthcare payers who license our systems for converting paper claims into electronic ones. Our ViPS business receives license fees from healthcare payers, based on the number of covered members, for use of its software. ViPS also provides business and information technology consulting services to its customers on a time and materials basis. ViPS’ contracts with the federal government are typically on a cost-plus award fee structure.

Customer and Vendor Relationships

Customers.  Emdeon Business Services’ customers consist of: healthcare providers, such as physician offices, dental offices, billing services, national laboratories, pharmacies and hospitals; and healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmacy benefit management companies, commercial health insurance companies and managed care organizations.

•	Healthcare Providers. Emdeon Business Services can help healthcare providers automate every step of the reimbursement cycle, including: checking patient coverage eligibility information; seeking pre-authorization from a payer for services; submitting and tracking claims; and automated payment posting, credit card billing and patient statement processing. Our EDI connectivity services reduce paperwork and the need for communication by mail, telephone and fax, resulting in cost savings for providers, as well as for payers. These services also expedite the reimbursement process, which can result in a lower average number of outstanding accounts receivable days for providers. In addition, the use of EDI for eligibility and other coverage-related transactions can save hospital, physician and dentist office staff significant amounts of time compared to phone or other individual verification methods and allow them to provide faster answers to patient questions regarding coverage.

•	Healthcare Payers.

—	General. For a healthcare payer, the administrative cost of supporting patient medical encounters includes eligibility and benefit information distribution, intake of paper and electronic claims, claim adjudication, payment and explanation of benefits (or EOB) distribution, as well as a wide variety of member and provider service and communication activities. Emdeon Business Services provides services that help automate and reduce the cost and improve the accuracy of these processes. Specifically, our electronic transaction services automate the data exchange between healthcare providers and payers for patient eligibility and benefits information, claims transactions, remittance information, referrals, claim status information and other processes.

—	Managed Gateway Services. Payers can outsource to us responsibility for acting as the gateway through which their electronic claims are received. We believe that payers using us as their managed gateway for inbound claims and claim-related transactions benefit from cost savings, improved reliability and improved auto-adjudication rates. Our systems can apply customized payer-specific business rules to these transaction processes to further improve payer auto-adjudication rates (which means the percentage of claims that are adjudicated by the payer’s computer systems, without review by payer personnel), which provides additional cost savings to our clients. These automation tools, in conjunction with our imaging and scanning services for inbound transactions and print-and-mail services for remittances and other outbound communications, allow payers to better focus on their core activities: provider network management, employer marketing and contracting, benefit plan design, and member service. In addition, by outsourcing patient encounter transaction processes to us, payers can reduce their capital expenses and operating costs.

Information System Vendors.  We work with numerous medical and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and ours. Most practice management and hospital information systems support, and can be integrated with, our connectivity services. Many practice management system vendors, including Emdeon Practice Services, market a private label brand of our transaction services that they have integrated with their systems. We pay sales commissions to some of these vendors as an inducement to use Emdeon Business Services. We work together with these vendors to increase the percentage of healthcare transactions that are handled electronically.

Clearinghouses.  Some healthcare transaction clearinghouses also use our services to transmit transactions to payers that they have received from healthcare providers. We pay sales commissions to some of these clearinghouses as an inducement to use Emdeon Business Services to send the transactions submitted through their systems.

Our Reimbursement Cycle Solutions

General.  Emdeon Business Services began as a clearinghouse for electronic healthcare claims transactions between physician offices and commercial healthcare payers and continues to be a leader in those services. Emdeon Business Services connectivity services have grown to include additional transactions for additional types of providers and payers and other types of transaction-related services. Emdeon Business Services now provides connectivity throughout the healthcare reimbursement cycle:

•	beginning with patient insurance eligibility and benefit verification,

•	continuing through the claim submission process,

•	followed by tracking the reimbursement through claim status inquiries, and

•	concluding with electronic remittance information and payment posting.

Providers can also use our services to obtain authorization from payers, at the point of care, for services and referrals to other providers.

Our “all-payer” services include the capture, validation and routing of transactions on behalf of not just commercial payers, but also Blue Cross Blue Shield payers, Medicare and Medicaid. Use of a single reimbursement cycle management solution that allows a provider office to interact electronically with all of their payers facilitates better reporting on transaction status, improved traceability of transactions and more efficient workflow for the administrative staff. Provider offices without such a solution typically receive five or more different reports that they then have to reconcile in order to manage their accounts receivable.

Healthcare providers access our transaction services both directly and through their relationships with integrated delivery networks, clinics, physician and dental practice management system vendors, hospital information management system vendors, and retail pharmacy chains. Providers initiate transactions using our proprietary transaction management applications (see “— Proprietary Transaction Management Applications” below), their practice management systems or other computer systems or networks. Providers submit transactions to our clearinghouse by modem connections using regular telephone lines, using dedicated high speed telecommunications services and over the Internet. At our clearinghouse, the transaction is formatted and translated in accordance with the payer’s specifications and sent to the payer’s claims adjudication and/or real-time database systems.

ABF.  Through Advanced Business Fulfillment LLC, which we refer to as ABF, we provide healthcare paid-claims communication services for healthcare payers. ABF’s operations are supported by proprietary software and systems that allow healthcare payers to outsource print-and-mail activities by sending an electronic feed to ABF. By outsourcing these services to ABF, its clients can reduce operating costs and capital expenditures. ABF’s systems include a Web-based suite of management tools to facilitate the printing and mailing of checks and remittance advice to providers and explanation of benefits (EOBs) to plan members. These management tools allow clients to control the processes they have outsourced to ABF and to access archived data from their desktops. ABF has worked closely with leading claims processing system vendors to allow its software to interface with their systems. In return for marketing ABF’s post-adjudication services and for the creation and maintenance of an ABF-specific data extract, ABF makes periodic payments to vendor partners.

Healthpayers USA is ABF’s proprietary program to cross-consolidate provider mail in order to create savings in postal and other costs for its clients. Healthpayers USA screens, sorts and consolidates mail from any number of its clients destined for a single provider into one package and automatically produces a recipient cover sheet that itemizes the contents. ABF and its clients share the resulting savings.

ExpressBill.  Through ExpressBill, we provide patient billing, payment and communications services to healthcare practitioners and hospitals. ExpressBill also provides print-and-mail services to high volume commercial customers. ExpressBill accepts client data via modem or the Internet, generates printed materials and prepares them for mailing. Our ExpressBill services include:

•	Patient Mailings. On behalf of healthcare provider customers, we print invoices, account statements, collection letters, recall notices and other communications and mail them to patients.

•	Paper Claims. Claims that cannot be sent electronically to payers can be sent by healthcare providers electronically to ExpressBill, where we print and mail them on their behalf.

•	Payment Processing. We process payments on behalf of providers and other customers, receiving and depositing checks, posting payments and transmitting funds in accordance with customer instructions.

•	Electronic Presentment and Payment Services. Our electronic presentment and payment services offer healthcare providers the ability to present statement and invoice images to patients electronically and to receive payment via the Internet.

Proprietary Transaction Management Applications.  We provide various products designed to assist healthcare providers in utilizing our transaction services and managing their reimbursement cycle processes, including:

•	Emdeon Claim Master. Through our Emdeon Claim Master service, providers can securely access our transaction services through the Internet. Emdeon Claim Master can be used as a stand-alone system or as a complement to a practice management system or hospital information system. Claims are captured from the source healthcare information system and incorporated into the Emdeon Claim Master relational database to be tracked through event-driven updates. The Emdeon Claim Master database serves as the repository for all claim management functions including viewing, editing (in real time), correcting, submitting and managing payer responses. During validation, claims are separated into “clean” claims and those needing additional information. Clean claims are passed on to our clearinghouse in a HIPAA-compliant format and then submitted to the appropriate payers. Claims needing additional information are edited, corrected, and then submitted. With Emdeon Claim Master’s wide array of reporting and display options, providers can clearly understand the location and status of any claim or batch of claims at any given time, including the status of all claims in the system, types of claim errors and list of claims sorted by dollar amount, work queue and payer.

•	Emdeon Office. Through our Emdeon Office Internet-based service, providers can securely access our transaction services through either a standard dial-up or high speed DSL or cable modem. Emdeon Office can be used as a stand-alone system or as a complement to a practice management system through an import and data management function that allows transactions to be generated from the practice management system and submitted through Emdeon Office. In addition, our practice management system vendor partners may elect to market a private-label brand version of Emdeon Office.

•	Emdeon Assistant. Emdeon Assistant integrates with hospital information systems to automate various registration activities such as insurance eligibility verification, credit checking and address verification. Emdeon Assistant can be configured to automatically perform real-time tasks during patient registration. This saves the registration staff time by eliminating the need to use separate systems for registration and for eligibility verification. The eligibility response can be automatically stored within the patient record as a permanent reference.

•	Emdeon Self-Pay and Receivable Analysis. Emdeon Self-Pay and Receivable Analysis is an electronic screening service designed to verify Medicaid and other forms of insurance eligibility in an electronic batch format. The healthcare provider submits a file electronically and the file is processed against the Emdeon payer databases to determine eligibility. Emdeon Business Services customers use this service to identify Medicaid and other forms of eligibility that may apply to patients who have been classified as not having coverage. The resulting reclassification often results in significant reimbursements.

•	Emdeon Accupost. Emdeon Accupost automates the posting of payments received from governmental and commercial payers that provide an electronic remittance advice into the providers’ financial accounting system. Automated posting is completed in a fraction of the time it takes to perform these same tasks manually and is more accurate.

Our Clinical Solutions

Emdeon Clinician is an Internet-based solution that streamlines the flow of information between providers, pharmacies, payers and labs. This product supports:

•	electronic ordering of clinical tests and the reporting of test results between healthcare providers and labs, and

•	electronic prescribing that references medication histories, payer formularies, and drug usage reports at the point of care.

The Emdeon Clinician suite of solutions is designed to integrate with most physician practice management systems and electronic medical record systems through most web-enabled devices. The result is secure delivery of accurate electronic medical record information into the workflow of the physician when needed for making care decisions. Emdeon Clinician can help healthcare providers reduce costs and improve the quality of patient care by improving order entry and prescription accuracy, by expediting the delivery of lab results and prescription renewal authorization requests, and by enhancing overall communications among providers, pharmacies, payers and labs.

ViPS

ViPS provides information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield (BCBS) and commercial healthcare payers. ViPS is a leader in helping the government and healthcare industry manage large data volumes and repositories through information technology. We acquired ViPS, Inc. in August 2004.

Government Solutions.  ViPS’ Government Solutions Group provides technology services and project personnel to federal and state agencies, such as the Centers for Medicare and Medicaid Services (CMS) as well as to key information services contractors for those agencies. ViPS’ personnel provide systems support for data warehousing, claims processing, decision support, and fraud detection. In addition, ViPS’ consultants assess workflow, design complex database architectures, and perform data analysis and analytic reporting functions for agencies and contractors in the public sector. For CMS, ViPS’ products and services support Medicare Part A, Part B, Durable Medical Equipment and Part D.

Working with Northrop Grumman’s Mission Systems Group, ViPS designed and continues to support CMS’s Medicare Beneficiary Database, which serves as the foundation for managing enrollment for the new Medicare prescription drug benefit under the Medicare Prescription Drug, Improvement and Modernization Act, referred to as the MMA. The MMA, signed into law in December 2003, is the most significant change to Medicare since the program’s founding in 1965 and is the largest budget increase in a government entitlement program in the past forty years. The new drug benefit gives beneficiaries access to coverage under prescription drug insurance policies. ViPS is currently working on several projects relating to the MMA, including:

•	Centralized Medicare Beneficiary Eligibility Transaction System. This system will be used by healthcare providers and other submitters, network service providers and clearinghouses. ViPS is providing overall program management for this system. For this project, ViPS, acting as the prime contractor to the government, is working with other Emdeon Business Services units and benefiting from their EDI expertise and is also working with Northrop Grumman Mission Systems.

•	System to Support the Retiree Drug Subsidy Provisions of the MMA. Under the MMA, employers are eligible for a financial subsidy from Medicare if they keep retiree beneficiaries on their prescription drug plan rather than have them move to the new Medicare prescription drug benefit. ViPS, acting as the prime contractor to the government, is working with Group Health Incorporated (GHI), Arkansas Blue Cross Blue Shield and Northrop Grumman Mission Systems on this project, which includes responsibility for processing enrollment applications and payment requests, issuing payments and remittance advices to eligible employers, providing a call center, conducting outreach activities, performing fraud analysis and providing related training.

•	Customer Support for Medicare Modernization (CSMM). Under the CSMM task order, ViPS is responsible for providing support to the various Part D Plans in order to enable them to interface with CMS to provide the new prescription drug benefit. The support includes facilitating data center connectivity and access privileges, facilitating testing between the Plans and CMS, and supporting a wide variety of ad hoc reporting for CMS. ViPS established the CSMM Technical Help Desk and an informational web site. This has been identified by CMS as a critical initiative for the Part D program.

•	Drug Data Processing System (DDPS). The goal of this project is to develop and implement a system to receive and validate the new Medicare drug claim data, populate a data warehouse, interface with other CMS systems, and perform analysis of the data to support payment reconciliation. The scope of work was expanded in July 2005 to include development of a parallel solution using Teradata technology. We understand that CMS’s vision is that this technology will ultimately replace the core solution and be the basis for its future data warehouse solutions.

•	Coordination of Benefits (COB). COB is at the center of several of the new MMA initiatives, including an expanded scope to collect Part D COB data. The COB contract establishes, as a centralized operation under a single contractor, the performance of all activities that support the collection, management and reporting of other insurance coverage of Medicare beneficiaries. ViPS, as a subcontractor to GHI, developed, implemented, and currently maintains the multiple subsystems that collectively are responsible for processing these COB functions.

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

Healthpayer Solutions.  ViPS’ Healthpayer Solutions Group develops and markets software, data warehouses and tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. The products include:

•	MCSource. MCSource is a medical management decision support system that consists of an integrated suite of analytical and Web-based applications designed to give health plans the ability to address critical issues such as medical cost and utilization, provider profiling, disease management, quality improvement and medical review. MCSource’s foundation is a data warehouse that can store all types of administrative healthcare information. MCSource is designed to support the complexities and usage volumes of large, information-driven health plans and has been deployed to more than 20 customers, including the BCBS Federal Employee Program, where it is used to manage a data warehouse covering approximately four million lives and five years of member data.

•	STARSentinel. STARSentinel is an early-warning detection system that looks at health plan data and evaluates claims against providers’ claims histories, specialty profiles and common, documented fraud schemes. By calling early attention to questionable patterns, STARSentinel helps prioritize cases and helps health plans use their resources with maximum productivity.

•	MedMeasures Suite. HEDIS® (Health Plan Employer Data and Information Set) is a set of standardized measures, updated annually, that is used by managed health care plans to measure, among other things, quality of care and service. Employers, consultants and consumers use HEDIS data, along with other accreditation information, to help them select a health plan. Health plans use HEDIS results to make improvements in their quality of care and service. Our MedMeasures Suite supports HEDIS reporting and other quality initiatives through an integrated data warehouse and decision support environment.

ViPS Healthpayer Solutions also provides consulting expertise and outsourcing services to help its customers, including commercial health plans and BCBS plans, monitor clinical and financial results in order to predict risk, determine the most effective treatments and evaluate provider networks.

Sales and Marketing

Our Emdeon Business Services sales and marketing efforts are conducted by sales, marketing and account management personnel located throughout the United States. We participate in trade shows and use direct mail and various advertising media to promote our services.

•	We promote our services for providers to organizations that have relationships with or access to a large number of providers, such as practice management systems vendors, hospital information systems vendors, practice management companies and other clearinghouses. In certain cases, we agree to pay a sales commission to these organizations as an inducement to use Emdeon Business Services as the clearinghouse for the transactions made through their systems or by providers with which they have relationships. We also market our services directly to small and large physician practices, dentists, hospitals and other healthcare providers. We offer our payer customers the opportunity to work with us in targeted programs to educate physicians and dentists to increase the utilization of electronic services. When a payer agrees to participate in such a program, Emdeon utilizes information supplied by the payer to target providers that may not be sending claims electronically.

•	A team of sales, marketing and account management personnel market our services directly to healthcare payers. In addition, in the post-adjudication services area, we have established relationships with vendors of claims processing software.

•	In the pharmacy EDI area, Emdeon Business Services has established relationships with large retail pharmacy chains and pharmacy software vendors.

•	A team of account management personnel, supported by professional services representatives, markets our ViPS Government Solutions Group products and services. The Government Solutions Group extends its government sales capabilities through relationships with leading government contractors, including Computer Sciences Corp., SAIC, BearingPoint and Northrop Grumman. ViPS often bids on government projects together with one or more of these companies. ViPS is seeking to extend its government services reach into additional government agencies.

•	ViPS’ Healthpayer Solutions Group markets its products and services nationally through a direct sales organization. Because of ViPS’ long-standing industry relationships, particularly with BCBS plan organizations and other large commercial payers, ViPS is often invited to bid on contracts to be awarded based on competitive bidding procedures.

Emdeon Practice Services

Overview

Emdeon Practice Services develops and markets information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. Our systems include administrative and financial applications that enable healthcare providers and their administrative personnel to manage their practices more efficiently and clinical applications that assist them in delivering quality patient care. These applications and related services:

•	automate scheduling, billing, receivables management and other administrative and financial management tasks,

•	enable providers to maintain electronic medical records and to automate the documentation of patient encounters, and

•	facilitate the use of electronic data interchange for administrative and clinical healthcare transactions.

We expect that most of our future sales of practice management systems will be Intergy Practice, HealthPro XL and Medware systems. However, we intend to continue to develop and support The Medical Manager system. We offer our Intergy EHR clinical systems, which can be fully integrated with our Intergy

Practice systems and which can also interface with The Medical Manager practice management system. We are developing and licensing additional interfaces to allow our Intergy EHR software to work with other practice management systems.

Healthcare providers pay us a one-time fee for the purchase of a license to our software or to additional software modules. They also pay us a one-time purchase price for system hardware. Many customers also pay us recurring fees for the maintenance and support of our software and for providing hardware support and maintenance. Pricing depends on several factors, including the size of the practice or group of practices, the number and type of modules to be licensed, the hardware to be supported and the complexity of the installation. Healthcare providers also pay us fees for:

•	our Emdeon Network Services administrative transactions services, generally on a per provider per month subscription basis or a per transaction basis; and

•	our clinical transaction services, on a per provider per month subscription basis.

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

We license the Intergy Practice software through several different license models to meet the varying business needs of our customer base. The most common model is the standard practice license, which provides a license to use the Intergy software for the internal business needs of a medical practice or clinic. The Management Service Organization model provides a license to use the Intergy software under one license arrangement that enables a management service organization to manage the financial or billing aspects of its owned and managed practices, while allowing such practices to use our software to manage the administrative and clinical aspects of their offices. The Management Service Organization model can also be used by billing service companies to provide billing services to multiple physician practices.

One of our optional Intergy Practice administrative and financial modules is the managed care system, which provides functions required to track incoming and outgoing referrals to facilities and specialists and to provide risk management capabilities. The managed care system assists providers in automating referral management, capitation payment posting, and contract management and profitability tracking. The system is designed to work in all managed care scenarios, including primary and specialty care. Intergy Practice software users can also elect to implement some or all of the products and services described below under “— Intergy EHR” and “— Additional Features and Modules” and our administrative and clinical transactions services described below under “— Transaction Services.”

We provide radiology practices with practice management and clinical solutions designed to meet their specific requirements. Intergy RIS (which means Radiology Information System) offers specialized workflow and administrative tools to manage practice resources, including equipment, technologists, radiologists and examination rooms. We also offer Intergy PACS, a picture archiving and communications solution, as part of our suite of radiology solutions. See “— Clinical Solutions — Intergy PACS” below.

The Medical Manager.  The Medical Manager system provides physician practices with a broad range of patient care and practice management features. Although most of our current sales are of Intergy Practice systems, we offer The Medical Manager system with modules that meet the functionality needs of public health and community health markets and family planning clinics and intend to continue to market The Medical Manager system in these formats. The Medical Manager software’s base package serves as the foundation of the system and includes an appointment scheduler, billing system, financial management system and other features. Additional modules containing advanced administrative and financial features are also available, including automated collections, advanced billing and multiple resource scheduling and managed care modules. For The Medical Manager system customers who wish to purchase an electronic medical record product, we are offering an interfaced version of Intergy EHR. See “— Clinical Systems” below. The Medical Manager software users can also elect to implement some or all of the integrated products and services described below under “— Additional Features and Modules” and our administrative and clinical transactions services described below under “— Transaction Services.”

Medware.  Through our acquisition of Medifax in December 2003, we have obtained ownership of Medware, a practice management software package used primarily by small physician practices. We continue to develop, sell and support Medware software.

HealthPro XL.  HealthPro XL provides a broad range of patient care and practice management features that are targeted to meet the needs of the public health and community health markets.

Other Practice Management Systems.  Through our acquisitions of various businesses, we have also obtained ownership of other practice management systems. We currently support these other systems and may provide periodic updates to the users of some of these systems. We are developing, or plan to license, interfaces between some of these systems and Intergy EHR.

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

Intergy EHR PDA.  Healthcare providers are becoming increasingly aware of the benefits of using wireless handheld computers in their practices. Intergy EHR PDA, our handheld point-of-care solution for users of Intergy EHR, combines the power of our clinical and administrative systems with the convenience of mobile handheld connectivity. Intergy EHR PDA runs on a handheld device, such as an HP iPaq®. From anywhere in the office, the handheld device can be used with a wireless local area network, or LAN, to access information stored within, or to enter data into, the Intergy or The Medical Manager system, giving them access at the point-of-care to:

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

Transaction Services

Emdeon Network Services.  Both Intergy and The Medical Manager systems support integrated use of our Emdeon Business Services’ EDI services through Emdeon Network Services. For a description of these EDI services, see “Emdeon Business Services” above. The administrative transactions supported include electronic claims, claims status inquiry, eligibility verification, electronic referral authorization/ status, patient statements and remittances. Using Intergy or The Medical Manager systems with Emdeon Network Services, providers have access to EDI functionality that is integrated into their practice management workflow and recordkeeping systems. Integrated EDI allows providers and their staff to send and receive EDI transactions from within the practice management system and to generate reports regarding these transactions, including whether submitted claims have been accepted or rejected. These capabilities can be combined with our “all-payer” suite of transaction services to provide a single-source electronic reimbursement management solution. See “Emdeon Business Services” above. In addition, our systems perform automated eligibility verification by contacting payers electronically overnight so that the practice can start the day with pre-checked eligibility and benefits for each scheduled patient. This information is stored as part of the patient’s record. In addition, eligibility checking for unscheduled patients can be performed in real time.

Emdeon Network Services also provides integrated access to our Emdeon Business Services’ ExpressBill patient billing, payment and communications services for patient statements, collection notices and recall notices. Practices transmit the required data from Intergy or The Medical Manager systems to our processing center. From there, customized statements, letters and inserts and complete mailing services are provided. Customization options include logos and patient education inserts.

Clinical Transaction Services.  We provide clinical transaction services that allow practices to order and obtain laboratory results, to perform DUR screenings, to transmit prescriptions electronically to connected pharmacies, and to verify formulary compliance with the patient’s health plan.

Additional Features and Modules

Remote Monitoring System.  Our Remote Monitoring System, or RMS, allows for a pro-active approach to system support and maintenance. Real-time connections allow us to monitor installations of our Intergy systems for problems that need immediate attention or for potential problems that are likely to need attention in the near future or that are adversely affecting system performance.

Analytics Reporting.  Practice Analytics is a business intelligence and reporting application, designed to provide timely access to practice financial and clinical data for informed managerial decision-making and to automate the process of generating reports using data from The Medical Manager, Intergy and HealthPro XL systems. Our Analytics Reporting solution also provides access to tools to analyze that data and to export it to other applications.

Sales and Marketing

We market and distribute our Emdeon Practice Services systems and related services nationally, primarily through a direct sales organization, who are also supported by field technicians and training and support personnel. We also participate in trade shows and use direct mail and various advertising media to promote our systems and services.

WebMD

Overview

WebMD is a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. The online healthcare information, decision-support applications and communications services that it provides:

•	enable consumers to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts;

•	make it easier for physicians and other healthcare professionals to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (or CME) credit and communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network consists of the public portals owned by WebMD, such as www.WebMD.com (which we sometimes refer to as WebMD Health), WebMD’s primary public portal for consumers offering content such as health and wellness news articles and features and decision-support services that help consumers make better informed decisions about treatment options, health risks and healthcare providers; www.Medscape.com (which we sometimes refer to as Medscape from WebMD), WebMD’s primary public portal for physicians and other healthcare professionals offering original content including daily medical news, commentary, conference coverage, expert columns and CME activities, all aimed at enhancing these groups’ clinical knowledge and practice of medicine; and third party sites through which WebMD provides its branded health and wellness content, tools and services, such as the health and diet channel on the America Online service. The WebMD Health Network does not include WebMD’s private portals for employers and health plans, which are described below. In 2005, The WebMD Health Network had an average of over 24 million unique monthly users and generated over 2.3 billion aggregate page views.

WebMD’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. WebMD does not charge user fees for access to its public portals. WebMD’s advertisers and sponsors are able to reach, educate and inform target audiences of health-involved consumers and clinically-active physicians through The WebMD Health Network. WebMD works closely with its customers to develop programs to reach specific groups of consumers, physicians and other healthcare professionals and give them placement on the most relevant areas of its portals. WebMD’s advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention.

WebMD’s private portals enable employees and health plan members to make more informed benefit, treatment and provider decisions. WebMD provides a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from its employer or health plan clients and much of the content, decision-support technology and personal communication services that WebMD makes available through its public portals. The applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. WebMD markets its products through its direct sales force and through selected distributors and resellers. WebMD’s private portals do not generate revenue from advertising or sponsorship. WebMD’s public portals and its private portals constitute its Online Services segment.

In addition to its online presence, WebMD also has a Publishing and Other Services segment that provides complementary offline health content. The offline publications also increase brand awareness among consumers, physicians and other healthcare professionals. Also, as a result of its acquisition of the assets of Conceptis in December 2005, WebMD also conducts in-person CME.

WebMD’s Public Portals: The WebMD Health Network

Introduction

WebMD’s content and services have made its public portals the leading online health destinations for consumers, physicians and other healthcare professionals. The WebMD Health Network consists of public portals owned by WebMD and third party portals through which it provides its branded health and wellness content, tools and services.

Owned Web Sites.  A substantial majority of the traffic to and utilization of The WebMD Health Network derive from Web sites owned by WebMD. During 2005, sites that WebMD owns accounted for approximately 88% of The WebMD Health Network’s page views. The following provides a brief description of each of these owned public portals:

Portal Site	Description

www.webmd.com	WebMD Health, WebMD’s flagship consumer portal.
www.medicinenet.com	A health information site for consumers that is written and edited by practicing physicians, including an online medical dictionary with more than 16,000 medical terms.
www.rxlist.com	An online drug directory with over 1,400 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.medscape.com	WebMD’s site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on 7,000 diseases and disorders.
www.emedicinehealth.com	A health information site containing articles written and edited by physicians for patients and consumers.
www.medgenmed.com	The world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Other Sites.  WebMD also supports third party portals, including AOL Health with WebMD, the health channels of other AOL properties, the online FoxNews Health Channel with WebMD, Psychologytoday.com and HealthBoards.com. WebMD sells the advertising and programs the content on the portions of the third party Web sites that it supports.

Consumer Portals in The WebMD Health Network

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare expenditures they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content.

Overview of Content and Service Offerings.  WebMD’s goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide users with health and wellness related information, tools and applications in a variety of content formats. These content offerings include access to health and wellness news articles and features, special reports, interactive guides, self-assessment questionnaires, expert led Q&A’s and encyclopedic references, all of which are written, edited and published by WebMD’s 90-person in-house staff, which includes professional writers, editors, designers and board-certified staff physicians. This in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on WebMD’s editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. WebMD offers searchable access to the full contents of its Web sites, including licensed content and reference-based content.

Decision-Support Services.  WebMD’s decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis.

Membership; Online Communities.  WebMD also provides interactive communication services to its registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. These online communities allow members to participate in real-time discussions in chat rooms or on message boards, and allow members to share experiences and exchange information with other members who share common health conditions or concerns. There are no membership fees and no general usage charges for access to WebMD’s online communities or to receive its e-newsletters. However, WebMD does offer a limited number of consumer paid subscription services in the areas of diet and fertility and paid membership in WebMD Health Manager.

Relationship with AOL.  In May 2001, WebMD entered into an agreement for a strategic alliance with the AOL division of Time Warner, Inc., which we refer to as AOL. The original term of the agreement was three years expiring May 9, 2004, and WebMD has exercised its right to extend the original agreement for an additional three-year renewal term ending May 8, 2007. Under the agreement, WebMD is the primary provider of healthcare content, tools and services on certain AOL properties and distributes a co-branded interactive site to certain AOL properties.

WebMD shares with AOL certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on the co-branded service it created for AOL. WebMD receives between 60% and 80% of revenue generated on the co-branded AOL sites that it programs. AOL has guaranteed that WebMD will receive a minimum of $12,000 during each year of the renewal term for its share of advertising revenue.

Professional Portals in the WebMD Health Network

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that WebMD’s professional portals, which include Medscape from WebMD, theheart.org and eMedicine, reach more physicians than any other professional Web sites, and that that its professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

WebMD generates revenue from its professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portal do not pay WebMD any fees for the right to access any of its services.

Medscape from WebMD enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	CME activities; and

•	full-text medical journal articles and drug and medical literature databases.

Content.  Original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by WebMD’s in-house editorial staff. WebMD regularly produces in-depth interviews with medical experts and newsmakers, and provides alerts on critical clinical issues, including pharmaceutical recalls and product advisories, access to wire service stories and other news-related content and CME programs. WebMD develops the majority of its content internally and supplements with third party content in areas such as drug information and full-text journal articles.

WebMD also publishes an original electronic-only journal, Medscape General Medicine (MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. MedGenMed, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. Visitors to www.medgenmed.com also can access MedGenMed’s innovative Webcast Video Editorials as well as specialty content sections.

Membership.  Users must register to access the content and features of WebMD’s professional portals. Registration by users enables WebMD to deliver targeted medical content based on such users’ registration profiles. WebMD’s professional portals are generally organized by specialty and profession, and include sites for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. WebMD offers more than 30 specialty areas for its users. There are no membership fees and no general usage charges for WebMD’s professional portals. Members of Medscape receive MedPulse®, WebMD’s weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  WebMD is the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. WebMD’s CME programs include both original programs and third-party programs that WebMD distributes on its professional sites. In addition, WebMD’s CME Live offerings provide real-time Webcasts of continuing education programs on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. Based on data published by the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit and other applicable accreditation standards, Medscape provided approximately 67% of all CME programs completed online in 2004. In 2005, over 1.3 million physicians and other healthcare professionals completed continuing education programs (a majority of which were physician CME) on Medscape, an increase of 41% over 2004.

WebMD has organized the operations of its professional portals to provide for appropriate separation of its education and promotion programs. WebMD’s educational activities for healthcare professionals are managed by Medscape, LLC, its professional education subsidiary, including the activities of the CME unit of Conceptis, Crescendo Medical Education. Individuals who work on educational matters are not involved with promotional programs.

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME. In addition, some of WebMD’s programs have been produced in collaboration with other ACCME-accredited CME providers. WebMD received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for the maximum six-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. WebMD believes that it has modified its procedures as appropriate to meet the revised standards. In order for WebMD to renew its accreditation at the end of July 2010, it will be required to demonstrate to ACCME that it continues to meet ACCME requirements. For more information relating to ACCME’s new CME standards, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion.”

Recent Public Portals Acquisitions

On December 2, 2005, WebMD acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals, for $19.0 million in cash. Conceptis has developed a strong online presence in the cardiology community primarily through its flagship site, www.theheart.org.

On January 17, 2006, WebMD acquired eMedicine.com, Inc. (which we refer to as eMedicine), an online publisher of medical reference information for physicians and other healthcare professionals, for $25.5 million in cash. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on 7,000 diseases and disorders. The evidence-based content, updated regularly, provides the latest practice guidelines in 59 medical specialties. eMedicine’s consumer site, www.eMedicineHealth.com, contains articles written by physicians for patients and consumers.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either WebMD’s entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of WebMD’s advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	we displayed over 2.3 billion pages of healthcare information to users visiting The WebMD Health Network sites in 2005, which we believe was a much larger number of pages than was published by any other sponsor supported health-oriented Web portal;

•	WebMD’s ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	WebMD s ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities.

WebMD provides healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on its portals. The following are some of the types of placements and programs WebMD offers to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Content Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

WebMD also receives revenue for the creation and distribution of CME and other educational programs sponsored by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which WebMD receives funding:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs, which WebMD distributes online.

•	CME Live. These are original online events featuring live streaming video, audio and synchronized visual presentation by experts.

•	CME Cases. These are original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Resource centers are grant-based collections of content relating to conditions such as congestive heart failure or breast cancer. These centers include news, expert columns, guidelines and reference material.

Sales and Marketing

WebMD’s sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on its public portals and in some of its publications. These individuals work closely with clients and potential clients to develop innovative means of bringing their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

WebMD seeks to attract traffic and new members to its consumer sites through a variety of methods to increase the awareness of its brand. WebMD includes a number of third party Web sites as part of The WebMD Health Network.  During 2005, third party sites accounted for approximately 12% of The WebMD Health Network’s aggregate page views. For all third party Web sites that are included in The WebMD Health Network, WebMD controls and sells the advertising on the portions of the sites that it programs.

Private Portals

Introduction.  In response to increasing healthcare costs, employers and payers have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs include high deductible health plans that increase consumer responsibility for healthcare costs and healthcare decision-making. These are often referred to as consumer-directed health plans. Consumer-directed health plans generally combine high deductible health insurance with a cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to put employees in control of the first dollars they spend on healthcare each year and give them pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

In connection with the shift to employees of a greater portion of decision-making and responsibility for healthcare costs, employers and health plans generally also make available health and benefits information and decision-support tools to educate and help their employees make informed decisions about treatment options, health risks and healthcare providers. We believe that WebMD’s WebMD Health and Benefits Manager private portals provide the tools and information employees and plan members need to take a more active role in their healthcare. These cost-effective, online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. As part of this increase in the use of information technology in healthcare on the part of employees and plan members, employers and plans have recognized that the creation of the personal health record for an employee or plan member is an important application to centralize the employee or plan member experience in order to achieve the objectives of improved quality and lower cost of care. We believe that WebMD’s WebMD Health and Benefits Manager tools, including its personal health record application, are well positioned to play a role in such efforts. By making the needed information and decision-support tools available through a convenient and easy-to-use online service, employers and payers can help their employees and members make choices that reduce both administrative and benefits costs.

For the reasons described above, we believe that the increased shift to employees of a greater share of decision-making and responsibility for health care costs, including increased enrollment in high deductible consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of WebMD’s private portals during the next several years. In addition, as described in more detail below, we believe that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles and an increase in appropriate utilization of third party services like disease management, health coaching or pharmacy benefit management.

The WebMD Health and Benefits Manager.  WebMD provides proprietary health and benefit management services through private online portals that it hosts for employers and health plan sponsors. The WebMD Health and Benefits Manager private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from WebMD’s employer or health plan client, with much of the content, decision-support technology and personal communication services that WebMD makes available through its public portals. The applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. WebMD also offers a software platform that allows it to seamlessly integrate third party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables the employee or member to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The components of the WebMD Health and Benefits Manager include:

•	WebMD Personal Health Manager. WebMD Personal Health Manager includes health risk assessment tools, an electronic personal health record and a suite of treatment decision-support applications. These services enable employees and plan members to understand their risks with regard to specific conditions and store this information as well as other medical data, including medication and treatment history, in an electronic health record. WebMD’s services enable employees and plan members to receive targeted information, programs or messages specific to the individual employee’s or plan member’s needs, based upon the information they store in their master profile.

•	WebMD Benefit Manager. WebMD Benefit Manager is a set of benefit decision-support applications that explain and provide comparisons of health plan benefit choices, facilitating informed selection and use of the employee’s benefit options. For example, CostCompare allows an employee to forecast and model individual premium and out-of-pocket costs for the different types of benefit programs the plan sponsor may offer. A newly developed product, The Cost Estimator, will provide a yearlong resource for consumers to estimate the total treatment costs of over 300 procedures, interventions or tests.

•	WebMD Integration Services. WebMD offers a set of sophisticated integration services that facilitates seamless access from the WebMD Health and Benefits Manager to third party Web sites. This functionality allows employers and health plans to present their benefit programs within a single, unified interface, enabling end-users to access third party Web sites without leaving WebMD’s secure portals. Users of WebMD’s application integration services are able to, among other things, view medical claims at their health plan sites, re-order medication from a pharmacy site and import medical, pharmacy and lab claims data. In addition, WebMD Data Interchange services import data from medical, pharmacy and lab claims information into the WebMD Health and Benefits Manager.

•	WebMD Provider Decision-Support. As a result of WebMD’s acquisition of HealthShare Technology, Inc. (which we refer to as HealthShare) in March 2005, its decision-support suite now provides the capability for employees and health plan members to compare relative cost and quality measures of hospitals in order to select the hospital they believe is most suited to their individual needs. These comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, average number of days patients stayed in hospitals and average hospital charges for procedures or illnesses.

•	WebMD Site Manager. WebMD Site Manager is an online service and administrative suite of applications that enables WebMD’s clients to manage many of the WebMD Health and Benefits

Manager functions locally without assistance from WebMD staff. With Site Manager, employers and health plans are able to analyze aggregate health data, address population health risks more effectively and proactively implement preventive programs. Site Manager’s messaging capabilities also allow employers to streamline their communication with their employees.

We believe that WebMD’s services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan; and

•	increased conformance with benefit plan and clinical protocols.

In addition, we believe that WebMD’s services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes through more informed choice of providers and treatment choices; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Private Portal Licensees.  WebMD generates revenue from its private portals through licensing content and technology to employers and to health plans, either directly or through its distributors. Companies utilizing WebMD’s private portal applications include employers, such as American Airlines, Inc., Microsoft Corporation, PepsiCo, Inc., International Business Machines Corporation and EMC Corporation, and health plans, such as Cigna, Empire Blue Cross and Blue Shield and Horizon Blue Cross and Blue Shield. In addition, WebMD has entered into a multi-year agreement to license its online health and benefits platform to Wellpoint, Inc., the largest publicly traded commercial health and benefits company in terms of membership. Under this agreement, Wellpoint is integrating WebMD’s private portal services into its member portals.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating WebMD’s private portal platform, the number of WebMD private portal tools and applications, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license. WebMD s private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties. WebMD does not include private portal users or page views when it measures The WebMD Health Network’s traffic volume.

Sales and Marketing.  WebMD markets its private online portals to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including Fidelity Human Resources Services Company LLC.

Technological Infrastructure

WebMD’s Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. WebMD uses customized content management and publishing technology to develop, edit, publish, manage, and organize the content for its Web sites. WebMD uses ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. WebMD also uses specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through its public Web sites. WebMD has invested and intends to continue to invest in software and systems that allow it to meets the demands of its users and sponsors.

User Privacy and Trust

General.  WebMD has adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster its relationships with its users. Some of those policies are described below. In addition, WebMD participates in the following external, independent verification programs:

•	URAC. WebMD was awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and its private portal deployment of WebMD Health Personal Manager for compliance with its more than 50 quality and ethics standards.

•	TRUSTe. WebMD is a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts, sponsored by TRUSTe, ranked WebMD among the ten most trusted companies in America for privacy.

•	Health on the Net Foundation. WebMD’s WebMD.com and MedicineNet.com sites comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

Privacy Policies.  WebMD’s Privacy Policies are posted on its sites and tell users what information WebMD collects about them and about their use of its portals and services. WebMD’s Privacy Policies also explain the choices users have about how their personal information is used and how WCH protects that information.

Advertising and Promotion Policies.  WebMD has sole discretion for determining the types of advertising that it accepts on its Web sites. All advertisements, sponsorships and promotions that appear on WebMD’s sites must comply with its advertising and promotions policies. WebMD does not accept advertising, that, in its opinion, is not factually accurate or is not in good taste. WebMD also recognizes and maintains a distinct separation between advertising content that appears on its Web site and editorial content that it publishes. WebMD believes that it takes appropriate steps to ensure that its users can easily distinguish between sponsored content and its news reporting and other editorial content.

Publishing and Other Services

Offline Publications

WebMD’s offline publications for consumers, physicians and other healthcare professionals include:

The Little Blue Book.  In 2003, WebMD acquired The Little Blue Book. The Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of approximately 412,000 physicians. WebMD also uses the information used to produce The Little Blue Book to generate both online and offline directory and information products. Physicians utilize The Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers.

Reference Publications.  WebMD publishes medical reference publications, including ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively, although WebMD wholly owns the rights to each of these publications. They are available for sale by subscription to individual physicians and to institutions in multiple formats (print, CD-ROM and Online). ACP Medicine has been a comprehensive and regularly updated internal medicine reference for over 27 years.

WebMD the Magazine.  WebMD launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the doctor’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend their advertising’s reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows WebMD to extend its brand into offline channels and attract incremental advertising dollars.

Offline CME Services

As a result of WebMD’s recent acquisition of the assets of Conceptis in December 2005, it now has the capability to conduct in-person CME.

Seasonality

The timing of WebMD’s revenue is affected by seasonal factors. Online advertising and sponsorship revenue is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of its public portals. This portion of WebMD’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenues are historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle for its offline publications results in a significant portion of that revenue being recognized in the second and third quarter of each calendar year. The timing of WebMD’s revenue in relation to its expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Competition for Our Healthcare Information Services and Technology Solutions

The markets in which we compete are continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. A description of key competitors follows:

Competitors to Emdeon Business Services and Emdeon Practice Services

We have many competitors in these markets, including:

•	healthcare information system vendors and support providers, including physician practice management system and EMR system vendors and support providers;

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	large information technology consulting service providers; and

•	health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by healthcare providers and/or by their members and customers.

We also compete, in some cases, with alliances formed by the above competitors. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with some of ours. Competitors for one or more of our services include, among others: AMICAS, Inc., Amicore (a joint venture of IBM Corporation, Microsoft Corporation and Pfizer, Inc.), Allscripts Healthcare Solutions, athenahealth, Inc., Cerner Corporation, Computer Sciences Corp., eClinical Works, Eclipsys Corporation, Electronic Data Systems Corporation, First Consulting Group, Inc., General Electric Corporation (which recently acquired another competitor, IDX Systems Corporation), IBM Corporation, McKesson Corporation, Medavant Healthcare Solutions (formerly known as ProxyMed, Inc.), Microsoft Corporation, Misys plc, Per-Se Technologies, Inc. (which recently acquired another competitor, NDCHealth Corporation), Pinnacle Corporation (a newly-formed subsidiary of Arkansas Blue Cross and Blue Shield), RxHub, Quality Systems, Inc. (NextGen), Siemens Corporation and SureScripts.

Some of our existing payer and provider customers compete with us or plan to do so or belong to alliances that compete with us or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to have a direct connection to the payer, bypassing third party EDI service providers such as Emdeon Business Services. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations. We cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on satisfactory terms, if at all. In addition, some of our other services allow healthcare payers to outsource business processes that they have been or could be performing for themselves and, in order for us to be able to compete, use of our services must be more efficient for them than use of their internal resources.

Emdeon Practice Services faces competition for the support services it markets to owners of The Medical Manager and Intergy practice management systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. See “Emdeon Practice Services — Maintenance and Support Services” and “Emdeon Practice Services — Practice Management Systems — Other Practice Management Systems” above. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in physician office management systems, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems.

Competitors to WebMD

WebMD has many competitors in its markets, including the companies described below. Since there are no substantial barriers to entry into the markets in which WebMD participates, we expect that additional competitors will continue to enter these markets.

Public Portals.  Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include Web sites like yahoo.com, msn.com and About.com that provide general purpose consumer online services and portals and other high-traffic Web sites that include healthcare-related and non-healthcare-related content and services. Our competitors also include more specialized providers of online services, tools and applications for healthcare consumers, such as iVillage.com, DrKoop.com and drugs.com. Our competitors that provide services, tools and applications to physicians include merkmedicus.com, uptodate.com and mdconsult.com. We also face competition from governmental and non-profit sites, such as NIH.gov and CDC.gov.

Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

We may, in the future, also face competition for advertising and sponsorship revenue from companies that currently carry our content, including AOL.

Competitors for the attention of healthcare professionals and consumers include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties.

Private Portals.  Our private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. Our competitors in this market include:

•	providers of decision-support tools, such as Hewitt Associates LLP and Subimo, LLC;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research and Staywell Productions/MediMedia USA, Inc.;

•	suppliers of online health management applications, including HealthMedia, Health A-Z and Consumer Health Interactive; and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications.  Our offline publications compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.

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

Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 65 countries. In 2005, Porex derived approximately 52.2% of its revenues from the United States, approximately 33.2% from Europe, approximately 10.7% from Asia and approximately 3.9% from Canada and Latin America.

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

Other Porous Media.  We believe that, in some applications, fiber and other porous membranes are preferred over our standard porous plastic materials. We use fiber technology for applications requiring high flow rates. Based on the same principles used in making our standard porous plastic products, fibers are thermally bonded into a matrix. This fiber material is well-suited for use in filtration and wicking applications, including our products for the consumer fragrance market. We also use sub-micron porous polytetrafluoroethylene, or PTFE, membranes to serve product markets where other porous plastics do not have the physical properties to meet application demands. PTFE material is commonly known as Teflon®.

Markets for Our Porous Plastic Products.  Our porous plastic products are used in healthcare, consumer and industrial applications, including the following:

•	Healthcare Products. We manufacture a variety of porous plastic components for the healthcare industry that are incorporated into the products of other manufacturers. These components are used to vent or diffuse gases or fluids and are used as membrane supports, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices.

•	Surgical Products. We also use proprietary porous plastic technology to produce MEDPOR® Biomaterial implantable products for use in reconstructive and aesthetic surgery of the head and face. These permanent implants, which are composed of biocompatible porous high-density plastics, are biomaterial alternatives for replacement or augmentation of bone and cartilage. Their unique porous structure allows for rapid in growth of the patient’s tissue and capillary blood vessels. Since the initial product introduction in 1985, we have continued to introduce new shapes and sizes of MEDPOR products to meet surgeons’ needs.

•	Consumer Products. Our porous plastics are used in a variety of office and home products. These products include writing instrument tips, or “nibs,” which we supply to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Our porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. We also produce a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. We manufacture a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components.

•	Operating Room Products. We also produce two product lines for the operating room supplies market: surgical markers and surgical drainage systems.

Competition

Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex’s competitors include, among others, Pall Corporation, Millipore Corporation, Filtrona plc, Genpore (a division of General Polymeric Corporation), Porvair plc and Whatman plc. The MEDPOR® Biomaterial implantable products compete for surgical use against autogenous and allograph materials and other alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

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

We sell our MEDPOR Biomaterial products directly to medical centers, trauma centers, hospitals and private practice surgeons using independent and direct sales representatives. Internationally, these products are sold in over 40 countries through local distributors. We provide training, materials and other support to the sales representatives and distributors. Market awareness is primarily achieved through exhibitions in conjunction with medical specialty meetings, presentations by surgeons at medical meetings, journal publication of clinical papers, group sponsored “visiting speaker” programs and direct mail programs. Journal advertising is placed on a selected basis and we maintain an active database of contacts for targeted direct mail programs.

EMPLOYEES

As of December 31, 2005, we had approximately 6,100 employees, of which approximately 160 work in our corporate headquarters or related functions, approximately 2,680 are Emdeon Business Services employees, approximately 720 are WebMD employees, approximately 1,910 are Emdeon Practice Services employees and approximately 630 are Porex employees.

DEVELOPMENT AND ENGINEERING

We have developed internally and acquired through acquisitions healthcare information services and technology solutions products and services. Our development and engineering expense totaled $58.5 million in 2005, $54.2 million in 2004, and $43.0 million in 2003.

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

We use numerous trademarks, trade names and service marks for our products and services, including those listed below the Table of Contents of this Annual Report. We also use numerous other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, WebMD has registered numerous domain names, including “webmd.com,” “my.webmd.com” and “medscape.com” and the other domain names listed in this Annual Report. Our inability to protect our marks and domain names adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.

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

We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there has been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any patent the loss of which would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

Porex relies upon a combination of patent and trade secret laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures in its efforts to protect its intellectual property and proprietary rights. For example, Porex seeks to protect its proprietary manufacturing technology by designing and fabricating its own manufacturing equipment and molds. In addition, in some cases, Porex has patented specific products and processes and intends to do so in some instances in the future. The majority of Porex’s patents relate to porous plastics and medical devices and medical device components. Porex seeks to take appropriate steps to protect its intellectual property and proprietary rights and intends to defend those rights as may be necessary. However, we cannot provide assurance that the steps it has taken to protect these rights are adequate. Porex is currently involved in litigation to enforce and protect some of those rights. See “Legal Proceedings — Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.” In the future, additional litigation may be necessary to enforce and protect those rights. Litigation to enforce and protect intellectual property and proprietary rights may divert management resources, may be expensive and may not effectively protect those rights.

GOVERNMENT REGULATION

Introduction

General.  This section of the Annual Report contains a description of laws and regulations applicable to our businesses, either directly or through their effect on our healthcare industry customers. Existing and new laws and regulations affecting the healthcare, information technology, Internet and plastic industries could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

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

These rules took effect on October 16, 2000, April 14, 2001, July 30, 2002, April 21, 2003 and May 23, 2005, respectively, with compliance by healthcare providers, healthcare clearinghouses, and large health plans required under the rules two years following the respective effective dates. Small health plans were given an additional year to comply. On December 27, 2001, the compliance date for the Transaction Standards was extended to October 16, 2003 for any covered entity that submitted to the Secretary of the United States Department of Health and Human Services, or HHS, a plan of how the entity would come into compliance with the requirements by that deadline. In addition, on February  16, 2006 HHS published the HIPAA Administrative Enforcement Rule which will go into effect March 16, 2006. The rule sets out processes for investigations, penalty determinations and hearing and appeals processes.

Transaction Standards.  The Transaction Standards establish format and data content standards for the most common healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment, and eligibility. The Transaction Standards were intended to make it easier for payers and providers to send and receive healthcare transactions electronically. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients, and other healthcare industry participants, including Emdeon Business Services and Emdeon Network Services.

October 16, 2003 was the deadline for covered entities to comply with HIPAA’s Transaction Standards. Failure to comply with the Transaction Standards may subject covered entities, including Emdeon Business Services, to civil monetary penalties and possibly to criminal penalties. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards. On July 24, 2003, in response to concerns communicated to CMS regarding the readiness of a significant portion of the covered entities for the October 16 deadline and the consequences to the healthcare industry if significant claim processing problems were to occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance). In addition, on July 24, 2003, CMS officials participated in an “Open Door Forum” teleconference during which they provided additional clarification on planned enforcement practices. CMS also urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. Under its contingency plan for Medicare, CMS accepted HIPAA transactions, including claims, in both HIPAA standard and legacy formats. The Medicare HIPAA incoming claim contingency plan was terminated on October 1, 2005. The Medicare contingency plan for HIPAA transactions other than claims remains in effect. The Emdeon Business Services contingency plan, pursuant to which it processes HIPAA standard transactions and legacy transactions, as appropriate, based on the needs of our business partners, remains in effect.

CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy that will take into consideration good faith efforts to comply with the Transaction Standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity’s efforts on behalf of itself, but its efforts — through outreach and testing — to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners. We cannot provide assurance regarding how CMS will regulate clearinghouses in general or Emdeon Business Services in particular. We continue to work with payers, providers, practice management system vendors and other healthcare participants to implement the Transaction Standards. Implementation of the Transaction Standards has presented us with significant technical and operational challenges. As with any highly complex transition involving significant modifications to trading partner systems, we have experienced some problems during this process. We seek to resolve all such problems when identified, but no assurance can be given that we will identify and resolve all problems promptly.

As various healthcare entities are in different stages of migration during the transition, Emdeon Business Services is working to translate claim information from non-standard to standard formats and vice versa. In addition, the Transaction Standards require healthcare providers to collect and supply more information than they have in the past in order to submit a healthcare claim. Approximately half of the claims we currently receive from submitters continue to use legacy formats and, of those claims submitted to us in HIPAA-standard formats, many do not contain the additional data content provided for in the Transaction Standards. Some providers who can submit claims in the HIPAA standard formats cannot yet collect all of the data payers may require to process the claim. In order to assist in claims processing, our clearinghouse software edits the information submitted in a claim using logic, mapping and defaults. A small number of our submitters currently send some additional HIPAA data content that is not retransmitted by us because the payer receiving the claim has not yet made the changes to their systems necessary to process the additional content.

Transaction clearinghouses can provide a great deal of support for the healthcare industry in addressing the requirements of the Transaction Standards and in overcoming other connectivity challenges that HIPAA does not eliminate. Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like Emdeon Business Services, to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim. Payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines. We believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers. Nonetheless, the Transaction Standards may facilitate use of direct EDI links for transmission of such transactions without a clearinghouse between some payers and providers. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on Emdeon Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions we are able to negotiate in our agreements with them, which could also have a material adverse impact on Emdeon Business Services’ business and financial results.

Emdeon has taken a leadership role in efforts to bring healthcare constituencies together to seek ways to achieve the reductions in healthcare administrative costs promised by HIPAA. However, our technological and strategic responses to the Transaction Standards may result in conflicts with or other adverse changes in our relationships with, some healthcare industry participants, including some who are existing or potential customers for our products and services or existing or potential strategic partners.

Privacy Standards.  The Privacy Standards establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, most healthcare providers (all of which are referred to as covered entities) and their business associates. This rule became effective on April 14, 2001, and the compliance date for most covered entities was April 14, 2003. The Privacy Standards apply, either directly or through our contractual relationships, to the portions of our business that process healthcare transactions, that provide certain information technology and data management services for other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants. In addition, Emdeon Practice Services provides information technology products designed to assist physician offices in their compliance with the Privacy Standards. Some of our businesses may use, as permitted by the Privacy Standards, health information that has been de-identified. Although determining whether data has been sufficiently de-identified may require complex factual and statistical analyses and may be subject to interpretation, we believe that our use of such information is in accordance with the Privacy Standards.

HIPAA includes civil and criminal penalties for covered entities that violate the Privacy Standards. In addition, depending upon the facts and circumstances, business associates could be subject to criminal liability for aiding and abetting, or conspiring with, a covered entity to violate the Privacy Standards. The Privacy Standards require us (either directly in our capacity as a covered entity, or contractually as a business associate), our customers (as covered entities), and our partners (pursuant to our agreements with them) to use health information “in a manner consistent with the requirements of the Privacy Standards”, including establishing policies and procedures to safeguard the information. There can be no assurances that we will adequately address the risks created by the Privacy Standards or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

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

Security Standards.  On February 20, 2003, HHS published the final Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply, either directly or through our contractual relationships, to the portions of our business that process healthcare transactions, that provide certain information technology and data management services for other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants. In addition, Emdeon Practice Services provides products designed to assist physician offices in their compliance with the Security Standards.

The Security Standards’ compliance date for most entities was April 20, 2005. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. We believe that our infrastructure and processes are in compliance with the Security Standards. However, we are unable to predict what changes might be made to the Security Standards in the future or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

NPI Standard.  On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for healthcare providers, commonly referred to as the National Provider Identifier (NPI) Standard. The NPI Standard requires healthcare providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System, and to use the NPI in standard transactions where a provider identifier is required. The NPI Standard requires health plans and healthcare clearinghouses to use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. The NPI Standard became effective May 23, 2005. Most participants in the healthcare industry must be in compliance with the NPI Standard by May 23, 2007. The effect of the NPI Standard is difficult to predict and there can be no assurances that we will adequately address any business risks created by the NPI rule and its implementation or that we will be able to take advantage of any resulting business opportunities.

Other Restrictions Regarding Confidentiality and Privacy of Patient Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. In addition, some states are considering new laws and regulations that further protect the confidentiality and privacy of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to, and confidentiality of patient health information. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Regulation of Healthcare Relationships

Anti-kickback Laws.  There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Also, in 2002, the Office of the Inspector General, or OIG, of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services, such as WebMD, implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users.

Also, on October 11, 2005, the OIG published a proposed rule that provides protection under the federal anti-kickback law for (1) certain arrangements in which a physician receives necessary non-monetary remuneration used solely to receive and transmit electronic drug information (“e-prescibing”) and (2) certain arrangements involving the provision of electronic health records software and directly related training services. The e-prescribing portions of the proposed rules were mandated by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which we refer to as the MMA). As part of the MMA, Congress mandated the adoption of standards for electronic prescribing, with the objective of improving patient safety, quality of care, and efficiency in the delivery of health care. The MMA directed the Secretary, in consultation with the Attorney General, to create a safe harbor to the Anti-Kickback law to protect certain arrangements for the provision of non-monetary remuneration that is necessary and used solely to receive and transmit electronic prescription drug information in accordance with electronic standards published by the Secretary. In addition to the MMA-mandated anti-kickback law safe harbor, CMS and OIG used their legal authority to create additional protections for certain arrangements involving the provision of electronic health records software and related training services. Although not yet finalized, the e-prescribing safe harbor may facilitate e-prescribing arrangements since the provision to physicians by specified health care providers of certain technology for receiving and transmitting electronic drug information will not be subject to prosecution under the anti-kickback law.

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

Products.  Certain of Porex’s products are FDA-regulated medical devices, such as reconstructive and aesthetic surgical implants and post-surgical drains. In addition, the FDA regulates Emdeon Practice Services’ DIMDX System as a medical image management device. It received 510(k) clearance on August  25, 2000. Subsequently, we have made modifications to certain of Porex’s products and to the DIMDX System that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require us to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Because Porex’s medical devices and the DIMDX System are in commercial distribution, we are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Our failure to comply could subject us to FDA enforcement action and sanctions.

The FDA has a long-standing draft software policy exempting computer software products from premarket clearance or approval as medical devices if they are decision support systems intended to involve competent human intervention before any impact on human health occurs (in other words, where clinical judgment and experience can be used to check, interpret and potentially challenge a system’s output). Except for the cleared DIMDX System, we believe that, under the principles inherent in the draft software policy, the Intergy and The Medical Manager practice management systems are subject to limited FDA regulation and do not require 510(k) clearance or PMA approval.

Emdeon Practice Services has created an interface between the Intergy and The Medical Manager practice management systems and the image device. We are marketing the interface and the image device as the DIMDX System. We believe that the sale of our practice management systems with the DIMDX System does not require a new 510(k) clearance or PMA approval. We cannot assure you, however, that the FDA would agree with this. If the FDA does not agree with our position, we may be required to obtain 510(k) clearance or

PMA approval for these products and may be required to cease marketing and/or recall such products until 510(k) clearance or PMA approval is obtained.

We distribute the IntegradWeb PACS product for the input, display, archiving, and transmission of X-rays and other diagnostic images. The 510(k) clearance for the IntegradWeb PACS product is currently held by the manufacturer, Dynamic Imaging, which is responsible for Quality System Regulation compliance and other FDA regulatory compliance related to this product.

The FDA’s draft software policy was never formalized and has been under review for several years. Recently, the FDA withdrew the policy from public availability, although there has been no indication that it does not still represent the FDA’s current thinking in this area. While the FDA is reviewing its policy, it is not possible to know when a revised policy will be made public and what it may require. A risk exists that the Intergy or The Medical Manager practice management system or specific functional components of those systems or other of our software or hardware components could in the future become subject to some or all of the medical device regulation requirements, including the costly and burdensome Quality System Regulation. In addition, the FDA may take the position that other products and services we offer, such as Intergy EHR PDA, are subject to FDA regulation. We also may expand our services in the future to areas that subject us to FDA regulation. Except with respect to Emdeon Practice Services and Porex, we have no experience in complying with FDA regulations. We believe that complying with FDA regulations is time consuming, burdensome and expensive and could delay our introduction of new applications or services.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer (or DTC) prescription drug and medical device advertising, prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

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

Drug Advertising.  The FDC Act requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA regulates the safety, effectiveness, and labeling of over-the-counter drugs, or OTC drugs, under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions and consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them as well. The National Association of Attorneys General has formed a Prescription Drug Task Force that has been active in addressing issues related to prescription drugs.

Any increase in FDA regulation of the Internet or other media for DTC advertisements of prescription drugs could make it more difficult for WebMD to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies can now advertise prescription drugs to consumers in any medium provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004. Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. The FDA has been actively considering revisions to its DTC advertising policy. In November 2005, it hosted a two-day public meeting to solicit input on the impact of DTC advertising on the public health and, as recently as January 2006, announced that it will propose a study on the impact of price incentives, such as coupons, in DTC advertising. Congress has also shown interest in the issue. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter present policies on the DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Continuing Medical Education.  Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as nonpromotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate such CME activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor or whether they are promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent from a manufacturer, such content must fully comply with the FDA’s requirements. If any CME activity we provide is considered promotional, we may face regulatory action or the loss of accreditation.

During the past several years, pharmaceutical company involvement in and funding of CME programs has been subject to increased scrutiny by Congress and the FDA. In response to governmental and industry initiatives, the accrediting body for CME providers, the Accreditation Council for Continuing Medical

Education (or ACCME), has implemented guidelines to assure that commercial support does not improperly influence medical education programming. In addition, pharmaceutical companies have been developing and implementing internal controls and procedures that promote adherence to applicable CME requirements. ACCME guidelines, industry controls and heightened scrutiny of CME activities may impact the volume and types of CME services we offer in that they:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through our Medscape Web site to levels that are lower than in the past; and

•	may require us to make changes to how we offer or provide educational programs, including CME.

In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients, may further discourage or prohibit potential clients from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of our Web site will comply with these or other state laws regulating professional practice and we do not monitor or control the content that physicians post on their individual practice Web sites using our Web site application. It is possible a state or a court may determine that we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that WebMD’s public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax.  Section 227 of the Federal Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law, which codified the previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax transmission is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient. The FCC has initiated a proceeding to incorporate the terms of the JFPA into its rules and to implement the JFPA’s other provisions, which include certain disclosure and opt-out requirements. The FCC is expected to issue its final rules by April 5, 2006.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. To the extent these state requirements have conflicted with Federal requirements, they have to date been successfully challenged. California recently attempted to enact a more restrictive fax advertising law. The law would require that interstate and intrastate facsimile senders obtain express written permission from a recipient before sending an unsolicited advertisement via fax to any person or business, regardless of whether the fax recipient is an existing customer. A Federal court has, however, determined that California cannot impose such a requirement on interstate fax transmissions; that court has stayed the enactment of this law pending further deliberations on its application to intrastate fax transmissions. We cannot predict the result of these deliberations or the extent to which California or other states may successfully enact more restrictive commercial fax laws in the future.

We do not send advertisements to fax machines in any significant portions of our business. We intend to comply with all applicable Federal and state requirements with respect to any such faxes that we do send.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. WebMD’s sites are not directed at children and its general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD employs a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress recently passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allows businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if they experience a data breach, such as prompt disclosure to affected customers.

Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair or deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to comprehensively protect all consumer data and to continue to comply with all applicable laws regarding the protection of this data.

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

Item 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued or securities we may issue in the future. We have also included a detailed discussion of risks and uncertainties arising from governmental regulation of our businesses, one of the most significant risks we face, in the section “Business  —  Governmental Regulation” above. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the same services that we offer

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

Emdeon Business Services’ transaction volume and financial results could be adversely affected if we do not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

We have developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of our Emdeon Business Services transaction services. Emdeon Practice Services is a competitor of these practice management system vendors. Some of these vendors have, as a result of our ownership of Emdeon Practice Services or for other reasons, chosen to diminish or terminate their relationships with Emdeon Business Services, and others may do so in the future. Some other large submitters of claims compete with, or may have significant relationships with entities that compete with, Emdeon Business Services or WebMD. In addition, we have taken steps in the past year to lower the rates of the sales commissions we pay to practice management system vendors and other channel partners; we may lose transaction volume from them if the payments we offer them are not competitive with other alternatives available to them. To the extent that we are not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, Emdeon Business Services’ transaction volume and financial results could be adversely affected.

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

In addition, certain violations of federal law may subject government contractors to having their contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts. We are also subject to conflict-of-interest rules that may affect our eligibility for some government contracts, including rules applicable to all U.S. government contracts as well as rules applicable to the specific agencies with which we have contracts or with which we may seek to enter into contracts. Finally, some of our government contracts are priced based on our cost of providing products and services. Those contracts are subject to regulatory cost-allowability standards and a specialized system of cost accounting standards.

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

Risks Related to the Businesses of WebMD

WebMD has incurred and may continue to incur losses

WebMD’s operating results have fluctuated significantly in the past from quarter to quarter and may continue to do so in the future. WebMD’s net losses from 2001 to 2003 totaled approximately $2.6 billion. WebMD’s online businesses participate in relatively new and rapidly evolving markets. Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that WebMD will be profitable.

In addition, WebMD’s online businesses have a limited operating history and participate in relatively new and rapidly growing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes, changes in market conditions, and changes in ownership and management, and are expected to continue to change for similar reasons.

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter

WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, not all of which are in WebMD’s control, and any of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to 12 months. WebMD has relatively few longer term contracts. We cannot assure you that WebMD’s current customers will continue to use WebMD’s services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of WebMD’s revenue from advertisers and sponsors include:

•	timing of Food and Drug Administration, or FDA, approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for WebMD’s private online portals make it difficult to forecast revenues from these applications

The period from WebMD’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD’s control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD’s control. As a result, we have limited ability to forecast the timing of revenue from new private portal clients. This, in turn, makes it more difficult to predict WebMD’s financial performance from quarter to quarter.

During the sales cycle and the implementation period, WebMD may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if WebMD’s revenue from providing private portals is lower than expected, it may not be able to reduce its short-term spending in response. Any shortfall in revenue would have a direct impact on WebMD’s results of operations.

If WebMD is unable to provide content that attracts and retains users to The WebMD Health Network at a level that is attractive to advertisers and sponsors, WebMD’s revenue will be reduced

We believe that interest in WebMD’s public portals for consumers, physicians and other healthcare professionals is based upon WebMD’s ability to make available health content, decision-support applications and other services that meet the needs of its users. Its ability to do so depends, in turn, on:

•	its ability to hire and retain qualified authors, journalists and independent writers;

•	its ability to license quality content from third parties; and

•	its ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that WebMD will be able to continue to get needed content at a reasonable cost. If WebMD is unable to provide content that attracts and retains users at a level that is attractive to advertisers and sponsors, WebMD’s revenue will be reduced. In addition, WebMD’s ability to deploy new interactive tools and other features will require it to continue to improve the technology underlying its Web sites. The required changes may be significant and expensive, and there can be no assurance that WebMD will be able to execute them quickly and efficiently.

If WebMD is unable to provide healthcare content for its offline publications that attracts and retains users, its revenue will be reduced

Interest in WebMD’s publications for physicians, such as The Little Blue Book and ACP Medicine and ACS Surgery: Principles and Practice, is based upon its ability to make available up-to-date health content that meets the needs of its physician users. Although WebMD has been able to continue to update and maintain the physician practice information that it publishes in The Little Blue Book, if it is unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

Similarly, WebMD’s ability to maintain or increase the subscriptions to ACP Medicine and ACS Surgery is based upon its ability to make available up-to-date content which depends on its ability to retain qualified physician authors and writers in the disciplines covered by these publications. We cannot assure you that WebMD will be able to retain qualified physician editors or authors to provide and review needed content at a reasonable cost. If WebMD is unable to provide content that attracts and retains subscribers, subscriptions to these products will be reduced.

WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract advertisers to make this publication successful in the long term.

A decline in user traffic levels for The WebMD Health Network could have a material adverse effect on its advertising and sponsorship revenue

WebMD generates revenue by, among other things, selling sponsorships of specific pages, sections or events on its network of publicly available online Web sites for healthcare providers and consumers and related e-mailed newsletters. WebMD’s advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating WebMD’s audience or parts of its audience. We cannot provide assurance that WebMD will be able to retain or increase usage of its online public portals by consumers and physicians. There are numerous other online and offline sources of healthcare information services that compete with WebMD. In addition, since users may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which users will return. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause WebMD’s revenues to decrease and could have a material adverse effect on its results of operations.

Although a substantial majority of the visitors to The WebMD Health Network and the page views generated on The WebMD Health Network are from Web sites WebMD owns, some are from Web sites owned by third parties that carry WebMD’s content. As a result, WebMD’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside of WebMD’s control. In the event that any of WebMD’s relationships with its third party Web sites are terminated, The WebMD Health Network’s user traffic and page views may be negatively affected, which may negatively affect WebMD’s results of operations.

WebMD may be unsuccessful in its efforts to increase advertising and sponsorship revenue from consumer products companies

Most of WebMD’s advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, WebMD has been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to WebMD’s audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find WebMD’s consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If WebMD encounters difficulties in competing with the other alternatives available to consumer products companies, this portion of its business may develop more slowly than we expect or may fail to develop.

WebMD may be subject to claims brought against it as a result of content it provides

Consumers access health-related information through WebMD’s online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If WebMD’s content, or content that it obtains from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue WebMD for various causes of action. Although WebMD’s Web sites contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate its liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. WebMD could be subject to claims by third parties that WebMD’s online agreements with consumers and physicians that provide the terms and conditions for use of WebMD’s public or private portals are unenforceable. A finding by a court that these agreements are invalid and that WebMD is subject to liability could harm its business and require costly changes to its business.

WebMD has editorial procedures in place to provide quality control of the information that it publishes or provides. However, we cannot assure you that WebMD’s editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to WebMD, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from operations. In addition, WebMD’s business is based on establishing the reputation of its portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm WebMD’s reputation and business.

WebMD faces potential liability related to the privacy and security of personal information it collects from consumer and healthcare professionals through its Web sites

Internet user privacy has become a major issue both in the United States and abroad. WebMD has privacy policies posted on its Web sites that we believe comply with applicable laws requiring notice to users about WebMD’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way WebMD operates its Web sites and could harm its business. Further, we can give no assurance that the privacy policies and other statements on WebMD’s Web sites, or its practices, will be found sufficient to protect it from liability or adverse publicity in this area.

Changes in industry guidelines or government regulation could adversely affect WebMD’s online Medscape CME offerings

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. WebMD believes that it has modified procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that it meets the new standards or predict whether ACCME may impose additional requirements.

In the event that ACCME concludes that WebMD has not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and healthcare professionals, and WebMD may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD, its primary online portal for physicians. In addition, any failure to maintain its status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with WebMD, which could have a material adverse effect on its business.

CME activities may also be subject to government regulation by the FDA, the Office of Inspector General (or OIG), or the Department of Health and Human Services (or HHS), the federal agency responsible for interpreting certain federal laws relating to healthcare, and state regulatory agencies.

During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through WebMD’s Medscape Web site to levels that are lower than in the past; and

•	may require WebMD to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients may further discourage or prohibit potential clients from engaging in educational activities with WebMD, or may require it to make further changes in the way it offers or provides educational programs.

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

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance

There can be no assurance that customers and potential customers will accept from us new or updated products and services or products and services that result from integrating existing and/or acquired products and services, including:

•	our updated electronic medical records products;

•	the business process outsourcing services for payers we have developed internally and through acquisitions; and

•	our updated clinical transaction services.

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

For services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. In addition, the introduction of new or updated products and services may require or make advisable related changes in the manner in which we market, deliver and price our products and services, including pre-existing products and services. There can be no assurance that any pricing, licensing or other product strategy that we implement for any new products and services or for pre-existing products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects.

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

We could be subject to breach of warranty, product liability or other claims if our software products, information technology systems or transmission systems contain errors or experience failures

Errors in the software and systems we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. For example, errors in our transaction processing systems can result in healthcare payers paying the wrong amount, making payments to the wrong payee or delaying payments. In addition, since some of our products and services relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

We also provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability and other claims. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services, or may harm our reputation and our business.

Performance problems with our systems or system failures, whether caused by hardware, software or other problems, could cause us to lose business or incur liabilities

Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including the transaction-related services that Emdeon Business Services provides to healthcare payers and providers and the online services that WebMD provides. These systems, and the software used in these systems, are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. To operate without interruption, both we and the service providers we use must guard against:

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

We expect to make significant changes during 2006 to the hardware and software Emdeon Business Services uses to provide connectivity services and to the systems WebMD uses to create, manage and deliver its portals. Our implementation of changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, we cannot provide assurance that changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer

A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

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

Emdeon Business Services’ ability to provide transaction services depends on services provided by telecommunications companies

Emdeon Business Services relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. In the past several years, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to Emdeon Business Services. There has also been consolidation of telecommunications companies, further reducing the number of telecommunications companies competing for business. Emdeon Business Services’ inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have a material adverse effect on its financial results.

Risks Applicable to Our Use of the Internet

Most of WebMD’s services are provided through the Internet. In addition, Emdeon Business Services and Emdeon Practice Services provide some Internet-based services and use the Internet to receive some data from customers. The following risks apply to our use of the Internet in our businesses:

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks.

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

Delivery of Web-based services requires uninterrupted communications and computer service from third-party service providers and our own systems

Our Web-based services, including WebMD’s public Web sites and private online portals, are designed to operate 24 hours a day, seven days a week, without interruption. To do so, we rely on internal systems as well as communications and hosting services provided by third parties. We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event at one of our data centers, we may experience an extended period of system unavailability, which could negatively impact our business. In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with clients, customers, advertisers and sponsors.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business.

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

Almost all of the revenue of WebMD, Emdeon Business Services and Emdeon Practice Services come from customers in various parts of the healthcare industry. In addition, a significant portion of Porex’s revenues come from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

WebMD’s advertising and sponsorship revenue is particularly dependent on pharmaceutical, biotechnology and medical device companies. WebMD’s business will be adversely impacted if, as a result of changes in business, economic or regulatory conditions or other factors affecting the pharmaceutical, biotechnology or medical device industries, pharmaceutical, biotechnology or medical device companies reduce or postpone:

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

•	For example, the Centers for Medicare & Medicaid Services (CMS) and the HHS Office of Inspector General (OIG) have proposed creating exceptions or “safe harbors,” for electronic health records software and related services, to current prohibitions on physician self-referrals and kickbacks. The goal of this initiative is to allow hospitals and physicians to have interoperable electronic health records systems without violating existing laws that govern their relationships. The rule change may cause additional competitors, including providers of hospital information systems, to compete to provide systems for use by our existing and potential physician practice customers and may reduce the prices we are able to charge for our systems and services.

•	In addition, as part of its initiatives, HHS has indicated that it intends to facilitate the development and transfer of knowledge and technology used by the federal government to the private sector. As a result, the CMS has been collaborating with the Veterans Health Administration (VHA) and other key federal agencies on the development and distribution of electronic health record software called “VistA-Office EHR” for use in clinics and physician offices, based on the VistA system VHA uses for its own hospitals. VistA-Office EHR will compete with our IntergyEHR solution and appears likely to be offered at a significantly lower cost than IntergyEHR.

The effect that these kinds of governmental and private initiatives may have on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities. In addition, competition from information technology products and services made available to healthcare providers on a not-for-profit or other low-cost basis by or on behalf of governmental entities, including VistA-Office EHR, could have an adverse impact on sales of our products and services, including IntergyEHR.

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

•	because we are in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for Emdeon Business Services and Emdeon Practice Services and, to a lesser extent, WebMD;

•	because WebMD’s public portals business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas could make it more difficult for us to contract for sponsorships and advertising;

•	because we sell items and services to healthcare providers and physicians, our sales and promotional practices must comply with federal and state anti-kickback laws;

•	our healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws; and

•	in providing health information to consumers, we must not engage in activities that could be deemed to be practicing medicine and a violation of applicable laws.

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to Emdeon as of the date of this Annual Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and our Medical Manager Health Systems subsidiary; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, Emdeon understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or Emdeon may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

Emdeon intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant.

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

In the past year, we have experienced changes in our senior management, including in the leadership of three of our four segments. The President of our company, who was also the head of our Emdeon Business Services segment, left in December 2005 and has not been replaced. We have also announced that we expect to experience further changes in our senior management, including expected changes in our Chief Executive Officer, who we expect to change positions within our company for health reasons, and in our Chief Financial Officer, who we announced would be leaving that position to serve solely as the head of our Emdeon Practice Services segment. On February 28, 2006, we announced that we do not expect to bring in a new Chief Executive Officer or Chief Financial Officer until the completion of the announced evaluation of strategic alternatives with respect to Emdeon Business Services and Emdeon Practice Services. Changes in senior management and uncertainty regarding pending changes may disrupt the operations of our business and may impair our ability to recruit and retain needed personnel. Any such disruption or impairment may have an adverse affect on our business.

We cannot assure you that the decision to evaluate strategic alternatives with respect to our Emdeon Business Services and Emdeon Practice Services segments will result in us pursuing a transaction or that any such transaction would be successfully completed

On February 16, 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors has authorized commencing a process to evaluate strategic alternatives relating to these businesses to maximize stockholder value. The process to evaluate strategic alternatives may or may not result in an agreement with respect to a transaction involving these businesses. In addition, our ability to complete a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. Even if a transaction is completed, there can be no assurance that it will have a positive effect on the price of our common stock. Finally, the process of evaluating strategic alternatives may be more time consuming and expensive than we currently anticipate.

Whether or not we pursue a transaction involving Emdeon Business Services and Emdeon Practice Services, there may be negative impacts on the businesses in those segments as a result of the evaluation of strategic alternatives

As a result of the February 16, 2006 announcement commencing the process of evaluating strategic alternatives relating to Emdeon Business Services and Emdeon Practice Services, the financial results and operations of those businesses may be adversely affected by the diversion of management resources to that process and uncertainty regarding the outcome of the process. For example, the uncertainty of whether we will continue to own these businesses in the future could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of these segments.

Our success depends, in part, on our attracting and retaining qualified executives and employees

The success of our business depends, in part, on our ability to attract and retain qualified executives, writers and editors, software developers and other technical and professional personnel and sales and marketing personnel. We anticipate the need to hire and retain qualified employees in these areas from time to time. Competition for qualified personnel in the healthcare information technology and healthcare information services industries is intense, and we cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

We face significant competition for our products and services

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change.

•	Key competitors to Emdeon Business Services and Emdeon Practice Services include: healthcare information system vendors and support providers, including physician practice management system and EMR system vendors and support providers; transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax; large information technology consulting service providers; and health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by healthcare providers and/or by their members and customers. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with those of Emdeon Business Services and Emdeon Practice Services.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services. Since there are no substantial barriers to entry into the markets in which WebMD’s public portals participate, we expect that competitors will continue to enter these markets.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

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

We have incurred and may continue to incur losses

We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $10.1 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

Our company has been built, in large part, through a series of acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

Our use of a new corporate name and the related rebranding of some of our products and services could cause temporary disruptions in some of our businesses

In August 2005, we began to use Emdeon in the names of two of our segments, Emdeon Business Services and Emdeon Practice Services, and as a brand for some of their products and services. In October 2005, we changed our corporate name from WebMD Corporation to Emdeon Corporation. Until the Emdeon name becomes recognized in the markets in which we compete, we could experience some confusion by existing and potential customers and temporarily be at a competitive disadvantage. In addition, the transition period may take longer than anticipated and there may, during that period, be temporary disruptions in some of our businesses.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Headquarters

We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 50,000 square feet of space, under a lease that expires in March 2011.

Emdeon Business Services, Emdeon Practice Services and WebMD

Emdeon Business Services leases office space and operational facilities in:

•	Nashville, Tennessee for Emdeon Business Services’ headquarters and primary data and call centers and Medifax’s operations;

•	Towson, Maryland;

•	Columbia, Maryland;

•	St. Louis, Missouri;

•	Somerset, New Jersey;

•	Costa Rica;

•	El Paso, Texas;

•	Thousand Oaks, California;

•	Waterloo, Iowa;

•	Scottsdale, Arizona; and

•	Toledo, Ohio.

Emdeon Practice Services leases office space in Tampa, Florida for its headquarters and in Alachua, Florida for its development and engineering operations.

WebMD leases approximately 100,000 square feet of office space in New York, New York for its corporate headquarters and its editorial and marketing operations under a lease that expires in November 2015. WebMD also leases office space in:

•	Avon, Connecticut;

•	Atlanta, Georgia;

•	Acton, Massachusetts;

•	Fords, New Jersey;

•	Montreal, Canada;

•	North Syracuse, New York;

•	Omaha, Nebraska;

•	Portland, Oregon; and

•	San Clemente, California.

We also use facilities in approximately 80 additional locations throughout the United States, eight of which are owned and the rest of which are leased. These locations include sales and other offices, production centers, data centers and call centers.

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

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of our company, which we first learned about on September 3, 2003. Based on the information available to us, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary, a predecessor to our Emdeon Practice Services, Inc. subsidiary (which we refer to as “Medical Manager Health Systems”). Emdeon has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, our Board of Directors has formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct Emdeon’s response to the allegations that have been raised.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of Emdeon in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager Health Systems to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager Health Systems and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager Health Systems acquired companies; causing companies acquired by Medical Manager Health Systems to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager Health Systems and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager Health Systems’ quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager Health Systems to enter into sham purchases of software from Medical Manager Health Systems in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager Health Systems to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager Health Systems and its parents; and causing Medical Manager Health Systems to book and record sales and training revenue before the revenue process was complete in accordance with Generally Accepted Accounting Principles and thereby fraudulently inflating Medical Manager Health Systems reported revenues and earnings. According to the Informations to which the former employees have plead guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager Health Systems and its parents being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings being overstated by at least one cent per share in every quarter during that period.

The documents filed by the United States Attorney in January 2005 stated that the former employees engaged in their fraudulent conduct “in concert with senior management,” and “at the direction of senior Medical Manager officers.” In its statement at that time, the United States Attorney for the District of South Carolina stated that “the senior management and officers referred to in the Court documents were members of senior management of the Medical Manager subsidiary during the relevant time period.”

On December 15, 2005, the United States Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems, who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of Emdeon, who was most recently employed by Emdeon as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, Emdeon does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. Emdeon understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of Emdeon management. Emdeon has not uncovered information that it believes would require a restatement for any of the years covered by its financial statements. In addition, Emdeon believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of Emdeon to the extent required.

As previously disclosed, Emdeon understands that the SEC is also conducting a formal investigation into this matter.

While Emdeon is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it expects that they may continue to be significant.

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

In the summer and fall of 2001, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of Emdeon (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named Emdeon and certain former officers and directors of Emdeon as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

The complaints against Emdeon and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.

The plaintiffs have dismissed the claims against the four former officers and directors of Emdeon without prejudice, pursuant to Reservation of Rights and Tolling Agreements with those individuals.

On July 15, 2002, the issuer defendants in the consolidated action, including Emdeon, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District Court denied, with certain exceptions not relevant to Emdeon, the issuer defendants’ motion to dismiss.

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including Emdeon), the affected insurance companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for Emdeon’s insurance carriers, not Emdeon, to pay Emdeon’s pro rata share.

Emdeon and virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. Although Emdeon believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to Emdeon, were without merit, we believe that the settlement is beneficial to Emdeon because it reduces the time, expense and risks of further litigation, particularly since virtually all of the other issuer defendants will participate and our insurance carriers strongly support the settlement.

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February  15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On August 31, 2005, the court ordered that notice be mailed to the class members beginning on November 15, 2005, and no later than January 15, 2006, and scheduled a hearing for final approval of the settlement for April  24, 2006.

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

Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of the date of this Annual Report, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex.

As of the date of this Annual Report, no implant-related claims were pending against Porex. During calendar years 2005, 2004 and 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel

In April 2004, Emdeon, through its Emdeon Business Services segment, acquired Dakota Imaging, Inc., a provider of automated healthcare claims processing technology and business process outsourcing services.

On April 6, 2005, Emdeon’s Dakota subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota prior to its acquisition by Emdeon Business Services. In addition, Dakota filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action.

On May 9, 2005, the defendants filed an Answer and Counterclaim against Dakota. In the Answer and Counterclaim, defendants allege that Dakota did not have the right to terminate them for cause and that Dakota violated provisions of their employment agreements. Defendants seek damages for the alleged breaches of their employment agreements. Defendants also allege that Dakota, as well as Emdeon and Envoy Corporation, a subsidiary of Emdeon, violated the Merger Agreement pursuant to which Envoy acquired Dakota. Defendants allege that the terminations and other actions taken by Emdeon, Envoy and Dakota interfered with the defendants’ rights with respect to potential contingent “earn-out” consideration under provisions contained in the Merger Agreement. The Merger Agreement provides for contingent consideration based on achievement of certain financial milestones in specified time periods and defendants seek damages in excess of $25 million, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the Merger Agreement. Emdeon, Envoy and Dakota have filed motions to dismiss the counterclaims in whole or in part. The Court has not yet ruled on the motions.

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

The parties have agreed to engage in a non-binding mediation of all disputes before a Federal magistrate judge in the United States District Court for the District of Delaware. The mediation is expected to occur in late March or early April 2006.

M.D. On-Line, Inc. Litigation

On August 18, 2005, a lawsuit was filed by M.D. On-Line, Inc. in the U.S. District Court for the District of New Jersey against Emdeon and two of its subsidiaries. The complaint alleges claims of Federal trademark infringement, unfair competition and false designation of origin and state trademark infringement and unfair competition as a result of use of the name “Emdeon” by Emdeon and its subsidiaries. The complaint seeks monetary damages in excess of $150,000 and an injunction to cause Emdeon and its subsidiaries to cease using the name “Emdeon.” A hearing on M.D. On-Line’s preliminary injunction application was held on September 22, 2005. After hearing argument from both parties, the Court denied M.D. On-Line’s application. The Court issued a written opinion and Order denying the preliminary injunction application on October 6, 2005. The parties are currently engaged in the discovery process in this litigation.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, Emdeon’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc., alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Court granted a motion by Micropore for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex has filed to appeal that ruling. Porex is continuing to pursue its breach of contract claims.

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of WHC. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The case is now expected to proceed to the responsive pleading stage.

Other Legal Proceedings

In the normal course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders of Emdeon.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2004
First quarter	$10.23	$8.26
Second quarter	9.65	8.26
Third quarter	9.28	6.68
Fourth quarter	8.33	6.46
2005
First quarter	$9.30	$7.31
Second quarter	10.57	8.26
Third quarter	11.70	9.76
Fourth quarter	11.13	6.61

On March 10, 2006, there were approximately 4,000 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 70,000 holders of our common stock.

The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our common stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	announcements of new technologies, products and services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our common stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

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

Repurchases of Equity Securities During the Fourth Quarter of 2005

The following table provides information about purchases by Emdeon during the three months ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

					Maximum Number
				Total Number	(or Approximate Dollar
				of Shares	Value) of Shares
				Purchased as	that May
				Part of	Yet Be
			Average Price	Publicly Announced	Purchased Under
	Total Number		Paid per	Plans or	the Plans or
Period	of Shares Purchased		Share	Programs(1)	Programs(1)

10/01/05-10/31/05	210,000		$9.92	210,000	$54,852,353
11/01/05-11/30/05	1,879,694	(2)	7.76	1,878,000	492,000,000	(3)
12/01/05-12/31/05	66,905,919		8.20	66,905,919	—

Total	68,995,613		$8.19	68,993,919	$—

(1)	Except for 66,905,919 shares of Emdeon common stock purchased by Emdeon, at $8.20 per share, pursuant to a tender offer announced in November 2005 and completed in December 2005, these repurchases were made pursuant to a stock repurchase program (the “Repurchase Program”) pursuant to which purchases could be made, from time to time, in market purchases or private transactions. The Repurchase Program was originally announced on March 29, 2001, at which time Emdeon was authorized to use up to $50 million to purchase shares of its common stock. In November 2001, the maximum aggregate amount authorized for purchases under the Repurchase Program was increased to $100 million; in November 2002, it was increased to $150 million; in August 2004, it was increased to $200 million; and in November 2005 it was increased to $345 million. In connection with the announcement of the tender offer later in November 2005, as described above, the Repurchase Program was terminated. In January 2006, Emdeon announced a new stock repurchase program (the “New Repurchase Program”), at which time Emdeon was authorized to use up to $48 million to purchase shares of its common stock, from time to time, in market purchase or private transactions. In February 2006, the maximum aggregate amount authorized for purchases under the New Repurchase Program was increased to $68 million.

(2)	Includes 1,694 shares withheld from restricted stock that vested during November 2005 to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon common stock on the date of vesting.

(3)	Reflects authorization to purchase, at $8.20 per share, 60,000,000 shares of Emdeon common stock pursuant to the tender offer referred to above in Note 1. That amount was later increased to 66,905,919 shares of Emdeon common stock.

Sales of Unregistered Securities During the Fourth Quarter of 2005

None.

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands)

Consolidated Statements of Operations Data:
Revenue	$1,276,879	$1,160,351	$963,980	$871,696	$842,020
Costs and expenses:
Cost of operations	717,047	666,431	564,939	509,744	568,321
Development and engineering	58,494	54,161	42,985	43,467	43,572
Sales, marketing, general and administrative	333,288	324,027	282,482	283,424	448,082
Depreciation, amortization and other	71,767	57,765	62,434	125,593	2,394,857
Legal expense	17,835	9,230	3,959	—	—
Impairment of long-lived and other assets	—	—	—	—	3,816,115
Restructuring and integration charge (benefit)	—	4,535	—	(5,850)	266,755
Loss (gain) on investments	6,365	(457)	(1,659)	(6,547)	—
Interest income	21,531	18,717	22,901	19,590	30,409
Interest expense	16,324	19,253	15,214	8,491	507
Other expense (income), net	3,765	(121)	(4,218)	(3,844)	—

Income (loss) from continuing operations before income tax (benefit) provision and minority interest	73,525	44,244	20,745	(63,192)	(6,665,780)
Income tax (benefit) provision	(357)	4,910	4,140	(10,079)	2,588
Minority interest in WebMD Health Corp., net of tax	908	—	—	—	—

Income (loss) from continuing operations	72,974	39,334	16,605	(53,113)	(6,668,368)
(Loss) income from discontinued operations, net of tax	—	—	(33,611)	3,411	(3,950)

Net income (loss)	$72,974	$39,334	$(17,006)	$(49,702)	$(6,672,318)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.21	$0.12	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	—	—	(0.11)	0.01	(0.01)

Net income (loss)	$0.21	$0.12	$(0.06)	$(0.16)	$(19.14)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	$0.12	$0.05	$(0.17)	$(19.13)
Income (loss) from discontinued operations	—	—	(0.10)	0.01	(0.01)

Net income (loss)	$0.21	$0.12	$(0.05)	$(0.16)	$(19.14)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	341,747	320,080	304,858	304,168	348,570

Diluted	352,852	333,343	325,811	304,168	348,570

	As of December 31,
	2005	2004	2003	2002	2001
		(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$426,897	$107,694	$270,681	$186,484	$378,762
Long-term marketable securities	4,481	515,881	456,034	456,716	18,769
Working capital	395,001	51,512	206,356	197,192	363,333
Total assets	2,195,683	2,292,234	2,129,642	1,766,248	1,601,454
Convertible notes	650,000	649,999	649,999	300,000	—
Other long-term liabilities	15,353	4,500	4,965	4,659	4,127
Minority interest in WebMD Health Corp	43,229	—	—	—	—
Convertible redeemable exchangeable preferred stock	98,533	98,299	—	—	—
Stockholders’ equity	1,074,736	1,224,216	1,178,597	1,153,801	1,255,512

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 2.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report beginning on page F-1 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, a description of significant transactions completed during 2005, a summary of the acquisitions we completed during the last three years and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, as of December 31, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation (“Emdeon”) in October 2005. The change to Emdeon was made in connection with an initial public offering by WebMD Health Corp. (“WHC”), a subsidiary we formed to act as a holding company for the business of our WebMD segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks. See “— Significant Transactions Completed During 2005  —  Initial Public Offering of WHC; Our Relationship with WHC” below in this MD&A.

Operating Segments

We have aligned our business into four operating segments and a corporate segment as follows:

•	Emdeon Business Services (formerly known as WebMD Business Services). We provide solutions that automate key business and administrative functions for healthcare payers and providers, including:

electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. We also provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare.

•	Emdeon Practice Services (formerly known as WebMD Practice Services). We develop and market information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD (formerly known as WebMD Health). We provide health information services to consumers, physicians, healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. Our public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. In addition, we provide offline CME services and publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate. Our Corporate segment provides corporate services across all our other segments. These services include executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.

Recent Developments

Evaluation of Strategic Alternatives Related to Emdeon Business Service and Emdeon Practice Service Segments.  On February 16, 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors has authorized commencing a process to evaluate strategic alternatives relating to these businesses to maximize stockholder value. Emdeon engaged The Blackstone Group L.P. and Citigroup Global Markets Inc. as its financial advisors to assist the Board in this process. The ViPS business unit, currently part of Emdeon Business Services, will not be included in this process and will be retained by Emdeon. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction and our Board may determine to retain Emdeon Business Services and Emdeon Practice Services.

New Stock Repurchase Program.  In connection with the commencement of a tender offer for our common stock in November 2005, as more fully described below under “— Significant Transactions Completed During 2005 — Tender Offer and Stock Repurchase Program,” our then existing stock repurchase program was terminated. In January 2006, Emdeon announced a new stock repurchase program (the “New Repurchase Program”), at which time Emdeon was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions. In February 2006, the maximum aggregate amount authorized for purchases under the New Repurchase Program was increased to $68,000. As of March 10, 2006, approximately $43,405 had been used to purchase 4,625,619 shares of our common stock, at an average price per share of approximately $9.38. The amount of any future repurchases will depend on market conditions and other factors.

Acquisition of eMedicine.com, Inc.  On January 17, 2006, we acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals, for $25,500. The results of operations of eMedicine will be included in the WebMD segment.

Significant Transactions Completed During 2005

Tender Offer and Stock Repurchase Program.  On November 23, 2005, we commenced a tender offer to purchase shares of our common stock (“Tender Offer”). On December 21, 2005, we completed the Tender Offer and, as a result, repurchased 66,905,919 shares of our common stock at a price of $8.20 per share. The total cost of the Tender Offer was approximately $549,268, which includes approximately $640 of costs directly attributable to the purchase. Through the Tender Offer and our stock repurchase program, we purchased a total of 69,446,919 shares of our common stock during 2005, at an average price of $8.22 per share. For information regarding a new stock repurchase program that we announced in 2006, see “Recent Developments” above in this MD&A.

Initial Public Offering of WHC; Our Relationship with WHC.  In May 2005, we formed WHC as a wholly owned subsidiary of Emdeon in preparation for an initial public offering of equity in our WebMD segment. In September 2005, we contributed to WHC the subsidiaries, the assets and the liabilities included in our WebMD segment. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock at $17.50 per share. WHC Class A Common Stock began trading under the symbol “WBMD” on September 29, 2005. We continue to hold, as of the date of this Annual Report, the 48,100,000 shares of WHC Class B Common Stock that we owned at the time of the initial public offering, representing ownership of 85.8% of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by us represents 96.7% of the combined voting power of WHC’s outstanding Common Stock. Shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than any majority owned subsidiary or successor of Emdeon. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.

In connection with the WHC initial public offering, we entered into a number of agreements with WHC governing the relationship between us, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to our providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, we will receive an amount that reasonably approximates our cost of providing services to WHC. We have agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from us and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. On January 31, 2006, we entered into additional agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years. On February 15, 2006, we amended our Tax Sharing Agreement with WHC. Under the amended Tax Sharing Agreement, we will compensate WHC for any use of WHC’s net operating losses that may result from certain extraordinary transactions, including a sale of Emdeon Business Services and Emdeon Practice Services.

Issuance of $300,000 3 1/8% Convertible Notes Due 2025.  On August 24, 2005, we issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1, commencing March 1, 2006. We will also pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equals 120% or more of the principal amount of the 3 1/8% Note.

The 3 1/8% Notes are convertible into an aggregate of 19,273,393 shares of our common stock (representing a conversion price of $15.57 per share). Holders of the 3 1/8% Notes may require us to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require us to repurchase the 3 1/8% Notes upon a change in control of our company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at our option, in shares of our common stock or in a combination of cash and shares of our common stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable, at our option, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.

Redemption of $300,000 3 1/4% Convertible Subordinated Notes Due 2007.  On June 2, 2005, we completed the redemption of all of our outstanding 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4 Notes”). Prior to the redemption, the holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of our common stock, plus cash in lieu of fractional shares, at a price of $9.26 per share. We redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. In connection with this transaction, we wrote-off the remaining unamortized portion of our deferred issuance costs related to the 3 1/4% Notes of $2,854, of which $2,009 was reflected as a reduction to additional paid in capital, representing the portion related to the 3 1/4% Notes converted by the holders. The write-off of the remaining unamortized deferred issuance costs related to the portion of the 3 1/4% Notes that was redeemed, and the payment of the redemption premium resulted in a total charge of $1,902.

Acquisitions

During 2005, we acquired two companies, Conceptis Technologies, Inc. (“Conceptis”) and HealthShare Technology, Inc. (“HealthShare”), which we refer to as the 2005 Acquisitions.

•	On December 2, 2005, through WHC, we acquired the assets of and assumed certain liabilities of Conceptis, a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,603, comprised of $19,000 in cash and $603 of estimated acquisition costs. The results of operations of Conceptis have been included in our financial statements from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

•	On March 14, 2005, through WHC, we acquired HealthShare, a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired, and $350 of estimated acquisition costs. The results of operations of HealthShare have been included in our financial statements from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

During 2004, we acquired six companies, MedicineNet, Inc. (“MedicineNet”), Esters Filtertechnik GmbH (“Esters”), RxList, LLC (“RxList”), ViPS, Inc. (“ViPS”), Epor, Inc. (“Epor”) and Dakota Imaging, Inc. (“Dakota”), which we refer to as the 2004 Acquisitions.

•	On December 24, 2004, through WHC, we acquired MedicineNet, a privately held health information Web site for consumers. The total purchase consideration for MedicineNet was approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, we have agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. We accrued $7,250 as of December 31, 2005 for a cash payment expected to be paid during 2006 as a result of these thresholds being met during 2005. The results of operations of MedicineNet have been included in the WebMD segment.

•	During October 2004, we acquired Esters, a privately held distributor of porous plastic products and components. The total purchase consideration for Esters was approximately $3,333 comprised of $3,160 in cash, net of cash acquired, and $173 of acquisition costs. The results of operations of Esters have been included in our financial statements from the closing date of the acquisition and are included in the Porex segment.

•	On October 1, 2004, through WHC, we acquired RxList, a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration for RxList was approximately $5,216 comprised of $4,500 in cash at the time of acquisition, $500 to be paid in 2006 and $216 of acquisition costs. In addition, we have agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. We accrued $2,387 as of December 31, 2005 for a cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the three months ended December 31, 2005. The results of operations of RxList have been included in our financial statements from October 1, 2004, the closing date of the acquisition, and are included in the WebMD segment.

•	On August 11, 2004, we completed the acquisition of ViPS, a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,588 comprised of $165,208 in cash, net of cash acquired, and $1,380 of acquisition costs. The results of operations of ViPS have been included in our financial statements from August 11, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

•	On July 15, 2004, we acquired the assets of Epor, a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547 comprised of $2,000 in cash at the time of acquisition, $490 to be paid over five years, of which $90 was paid during 2005, and $57 of acquisition costs. The results of operations of Epor have been included in our financial statements from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.

•	On April 30, 2004, we acquired Dakota, a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. We paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 in connection with the first earn out year ending March 2005. The results of operations of Dakota have been included in our financial statements from April 30, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

During 2003, we acquired twelve companies, Medifax-EDI, Inc. (“Medifax”), Claims Processing Systems, Inc. (“CPS”), Advanced Business Fulfillment, Inc. (“ABF”), The Little Blue Book (“LBB”), Optate, Inc. (“Optate”) and seven various practice services companies, which we refer to as the 2003 Acquisitions.

•	On December 22, 2003, we completed the acquisition of Medifax, a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration for Medifax was $268,428, comprised of $266,457 in cash, net of the cash acquired, and $1,971 of acquisition costs. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The results of operations of Medifax from the closing date of the acquisition to December 31, 2003 were not material, thus the results of operations of Medifax have been included in our financial statements from January 1, 2004, and are included in the Emdeon Business Services segment.

•	On September 25, 2003, we completed the acquisition of CPS, a privately held dental clearinghouse based in Hartford, Connecticut. We paid $5,583 in cash, net of the cash acquired, and $70 of acquisition costs for CPS and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of our common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of our stock and if the value of our stock exceeds certain price levels. In April 2005, we paid $1,960 in cash as a result of the achievement of those certain financial milestones. The results of operations of CPS have been included in our financial statements from September 25, 2003, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

•	On July 17, 2003, we completed the acquisition of ABF, a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $112,651, comprised of $108,128 in cash, net of the cash acquired, and $4,523 of acquisition costs for all of the outstanding capital stock of ABF. Additionally, we agreed to pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of our common stock or, at our option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of our stock and if the value of our stock exceeds certain price levels at the time of payment. We paid $17,455 in April 2004 and $40,434 in March 2005, in cash, as a result of the achievement of those financial milestones. In addition, we accrued $20,485 as of December 31, 2005 for a cash payment expected to be paid during early 2006 related to ABF’s achievement of certain financial milestones during 2005. The results of operations of ABF have been included in our financial statements from July 17, 2003, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

•	On May 29, 2003, through WHC, we acquired LBB, a company that maintains a database containing physician practice information, and publishes a pocket-sized reference book containing physician practice and contact information. The total purchase consideration for LBB was approximately $10,061, comprised of $9,926 in cash, net of the cash acquired, and acquisition costs of $135. Additionally, we paid, in cash, $1,500 in April 2004 and $1,000 in April 2005 as a result of LBB achieving certain financial milestones during the years ending December 31, 2003 and 2004, respectively. The results of operations of LBB have been included in our financial statements from May 29, 2003, the closing date of the acquisition, and are included in the WebMD segment.

•	On April 30, 2003, through WHC, we acquired the assets and assumed certain liabilities of Optate, a provider of healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and acquisition costs of $52. The results of operations of the acquired business have been included in our financial statements from April 30, 2003, the closing date of the acquisition, and are included in the WebMD segment.

•	In 2003, we acquired seven practice services companies for an aggregate cost of $2,175, which was paid in cash, net of the cash acquired. Additionally, we will pay up to $675 beginning in 2004 if certain of the acquired companies meet specified financial milestones. During 2004, we paid $155 in cash as a result of the achievement of certain financial milestones. The results of operations of these companies have been included in our financial statements from the respective acquisition closing dates and are included in the Emdeon Practice Services segment.

Background Information on Certain Trends and Strategies

Several key trends in the healthcare marketplace are influencing the use of healthcare information services and technology solutions of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

•	High Rates of Increase in Healthcare Costs. According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.9 trillion in 2004 (or approximately six thousand three hundred dollars per person), up from $1.7 trillion in 2003, $1.6 trillion in 2002, $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 7.9% in 2004, compared to 8.2% for 2003, and 9.1% for 2002. In addition, CMS indicated that healthcare’s share of gross domestic product was 16.0% for 2004. Another study recently released by CMS predicted that U.S. healthcare spending will increase by an average of 7.2% annually until 2015, at which time such spending will reach $4 trillion (or approximately twelve thousand three hundred dollars per person) and account for 20% of the gross domestic product. The difficulties involved in controlling healthcare costs have resulted in the following key trends:

•	Changes in Health Plan Design; Health Management Initiatives. While overall healthcare costs are rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees are increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans to achieve these goals, we believe that WebMD will be able to attract more employers and health plans to use its private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that WebMD is well positioned to benefit from these trends because WebMD’s private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options. Additionally, we believe that as consumers are required to bear increased financial responsibility for their healthcare, WebMD’s public portals will benefit as consumers utilize WebMD’s decision-support and personal health information applications to better manage their health decisions.

•	Pay-for-Performance Initiatives. Controlling costs by keeping people healthier and better managing chronic conditions has become a significant focus for America’s healthcare system. Both governmental and commercial payers have begun to reassess current healthcare provider compensation arrangements, which generally reimburse physicians and other healthcare providers based on the number and complexity of the services provided to patients. Pay-for-performance initiatives reward healthcare providers for better outcomes and adherence to evidence-based guidelines. These initiatives typically create incentives for improvements in the quality of care and for an increased focus on preventive medicine and appropriate management of chronic illnesses. The goal is both better outcomes and reductions in hospitalizations and expensive procedures. Information technology plays an important role in pay-for-performance initiatives, including with respect to the delivery of quality care by providers and quality measurement by payers. Some pay-for-performance programs provide incentives for use of electronic medical record systems, such as Intergy EHR, by providers. ViPS provides software and services that help health plans identify and serve members who need the most care and to anticipate the future needs of member populations. In addition, WebMD provides online private portals that assist employers and health plans in educating and encouraging employees and plan members to lower health risks and to take a more active role in their healthcare.

•	Increasing Automation of the Healthcare Reimbursement Cycle. Submission of claims electronically assists payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We have been transforming Emdeon Business Services from an electronic transactions clearinghouse to a provider of more complete reimbursement cycle management services for healthcare providers and payers.

•	Our services for payers now also include conversion of paper claims to electronic ones and related document management services, as well as paid-claims communication services. We also act as the electronic transactions gateway for some of our payer customers, which allows us to work more closely with them to increase the quantity and improve the quality of the electronic transactions coming into their systems. In addition, by outsourcing patient encounter transaction processes to us, payers can reduce their capital expenses and operating costs.

•	Our services for providers now also include systems to validate patient insurance benefits electronically, to edit and submit electronic claims, to manage remittance advices, to post payments automatically and to process patient statements.

We are also developing additional capabilities and services, including electronic payment processes. We expect that revenue and earnings from providing basic electronic clearinghouse services for routine healthcare transactions will, on their own, continue to decline. However, we believe that the revenue and earnings of our other transaction-related services are likely to continue to offset any such decline. We have also taken steps to lower the rates of the sales commissions we pay to practice management and hospital information system vendors and other channel partners which, from a net earnings perspective, will offset some of the impact of the declining revenue from basic clearing houses. Nonetheless, we believe that it is possible that, during certain reporting periods, revenue and net earnings from basic clearinghouse services could decline faster than we are able to increase the revenue and earnings from our additional services.

•	Increased Use of Information Technology for Clinical Purposes. Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. However, we believe this is changing. Emdeon Practice Services and Emdeon Business Services are continuing to target the markets for clinical applications as one of their priorities. While it will be a long time before most physicians go to a “paperless office,” more physicians are beginning to incorporate information technology into their clinical workflow. As discussed above under “— High Rates of Increase in Healthcare Costs — Pay-for-Performance Initiatives” and below under “— Governmental Initiatives Relating to Healthcare Information Technology,” healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes. Since clinical applications are generally designed for use by physicians, nurses and other healthcare providers, the markets for those applications present different challenges than the markets for administrative and financial applications, which are used mostly by administrative personnel, billing coordinators and financial managers. We have been and will continue to invest in the additional resources necessary to meet the challenges involved in developing and implementing clinical applications. We believe that success in the markets for clinical applications will become increasingly important in competing in the markets for administrative and financial applications.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, who comprise the majority of WebMD’s advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for WebMD’s services.

•	Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare, including in the physician’s office. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the Federal government. In May 2004, David J. Brailer M.D., Ph.D., was appointed to serve in this position. The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. In addition, the mission of the National Coordinator includes supporting and encouraging the use of health information technology in the public and private health care delivery systems and coordinating partnerships between government agencies and private sector stakeholders to speed the adoption of health information technology. We share, and have been working towards, many of the same goals as the governmental initiatives relating to health information technology. We believe that our businesses may be good candidates to work with HHS and other governmental authorities on their initiatives and projects and may also benefit for the focus those initiatives create on the benefits of products and services of the types we provide.

The market for healthcare in the United States is highly complicated and there can be no assurance that the trends identified above will continue or that the expected benefits to Emdeon’s businesses from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Critical Accounting Policies and Estimates

Our discussion and analysis of Emdeon’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

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

Emdeon Business Services.  Healthcare payers and providers pay us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also pay us fees for document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. Additionally, payers, including government payers, pay us fees to license decision support software and provide related support and maintenance for that decision support software, and provide information technology consulting services. Healthcare payers pay us annual license fees, which are based on the number of covered members, for use of our software and pay us time and materials fees for providing business and information technology consulting services to them. The professional consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure.

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

Emdeon Practice Services.  Healthcare providers pay us fees to license The Medical Manager, Intergy, HealthPro XL and Medware practice management systems, as well as certain other practice management systems we own and our Intergy EHR electronic medical records system. Our practice management systems are generally sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. We also charge healthcare providers fees for transmitting, through Emdeon Network Services, transactions to payers and billing statements to patients. We recognize revenue from these fees, which are generally paid on a per transaction or monthly basis, as we provide the service.

Software revenue is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, we determine the value of the software component of our multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all the delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately.

The vast majority of our practice management and medical records systems include support and maintenance agreements of the underlying software and hardware. These arrangements provide customers with rights to unspecified software product upgrades released during the term of the support period, as well as Internet and telephone access to technical support personnel. Revenue from support and maintenance agreements is recognized ratably over the term of the arrangement, typically one year or less. Additionally, many of our software arrangements include implementation and training services. Revenue from these services is accounted for separately from the software revenue, as they are not essential to the functionality of any other element of the software arrangement, and are generally recognized as the services are performed.

WebMD.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of our healthcare management tools and private portals is recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete its contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on their relative fair values, determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

Porex.  We develop, manufacture and distribute porous plastic products and components. For standard products, we recognize revenue upon shipment of product, net of sales returns and allowances. For sales of certain custom products, we recognize revenue upon completion and customer acceptance. Recognition of amounts received in advance is deferred until all criteria have been met.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005, 2004 and 2003.

•	Investments — Our investments, at December 31, 2005, consisted principally of certificates of deposit, auction rate securities, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment. For the year ended December 31, 2005, we recorded a loss of $4,251 on marketable debt securities that we identified as securities to be liquidated for the redemption of the 3 1/4% Notes. The loss represented the excess of the original book value of those investments over their market value.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $2.1 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of December 31, 2005, a valuation allowance was established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate will be reduced. The valuation allowance excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%

Revenue	$1,276,879	100.0	$1,160,351	100.0	$963,980	100.0
Costs and expenses:
Cost of operations	717,047	56.1	666,431	57.4	564,939	58.6
Development and engineering	58,494	4.6	54,161	4.7	42,985	4.5
Sales, marketing, general and administrative	333,288	26.1	324,027	27.9	282,482	29.3
Depreciation, amortization and other	71,767	5.6	57,765	5.0	62,434	6.5
Legal expense	17,835	1.4	9,230	0.8	3,959	0.4
Restructuring and integration charge	—	—	4,535	0.4	—	—
Loss (gain) on investments	6,365	0.5	(457)	(0.1)	(1,659)	(0.2)
Interest income	21,531	1.7	18,717	1.6	22,901	2.4
Interest expense	16,324	1.3	19,253	1.7	15,214	1.6
Other expense (income), net	3,765	0.3	(121)	—	(4,218)	(0.4)

Income from continuing operations before income tax (benefit) provision and minority interest	73,525	5.8	44,244	3.8	20,745	2.1
Income tax (benefit) provision	(357)	—	4,910	0.4	4,140	0.4
Minority interest in WebMD Health Corp., net of tax	908	0.1	—	—	—	—

Income from continuing operations	72,974	5.7	39,334	3.4	16,605	1.7
Loss from discontinued operations, net of tax	—	—	—	—	33,611	3.5

Net income (loss)	$72,974	5.7	$39,334	3.4	$(17,006)	(1.8)

Revenue is derived from our four business segments: Emdeon Business Services, Emdeon Practice Services, WebMD and Porex. Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. Emdeon Business Services also provides clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. In addition, through ViPS, Emdeon Business Services provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. Emdeon Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. Emdeon Practice Services also provides support and maintenance services related to the hardware and software associated with its practice management and electronic medical records systems and other applications. WebMD services include advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, WebMD also generates revenue from in-person CME programs. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased facilities and personnel costs, sales commissions paid to certain distributors of our Emdeon Business Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.

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

conjunction with offline advertising and sponsorship programs. Our non-cash advertising expense is included in sales, marketing, general and administrative expense when we utilize the prepaid advertising for promotion of our brand or the brand of one of our subsidiaries.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that we issued to AOL as part of a strategic alliance we entered into with Time Warner in May 2001 under which we became the primary provider of healthcare content, tools and services for use on certain AOL properties. The value of the warrant was amortized over the original three-year term of the strategic alliance and accordingly we have not recorded any non-cash distribution expense since April 2004. Non-cash distribution expense is reflected in sales, marketing, general and administrative expense within the accompanying consolidated statements of operations.

•	Non-cash stock-based compensation expense. Expense related to restricted stock awards in our common stock that have been granted to certain of our employees, as well as the intrinsic value of the unvested portion of stock options assumed in connection with certain acquisitions in 2000 and options granted in 2000 with exercise prices less than the fair market value of our stock on the date of grant. Non-cash stock-based compensation expense is reflected in sales, marketing, general and administrative expense within the accompanying consolidated statements of operations.

2005 and 2004

Revenue

Our total revenue increased 10.0% to $1,276,879 in 2005 from $1,160,351 in 2004. Our Emdeon Business Services, WebMD, Emdeon Practice Services and Porex segments accounted for $72,266, $33,921, $8,060 and $2,025, respectively, of the revenue increase.

Revenue from customers acquired through the 2005 Acquisitions and 2004 Acquisitions contributed $69,689 to the overall increase in revenue for 2005. We integrate acquisitions as quickly as practicable and, for purposes of this discussion, only revenue recognized during the first twelve months following the closing of the acquisition is considered to be revenue from acquired customers. In connection with such acquisitions, only revenue from customers of the acquired business existing on the date of the acquisition is considered, for purposes of this discussion, to be revenue from acquired customers. Excluding revenue from the 2005 Acquisitions and 2004 Acquisitions, the remaining increase in revenue was primarily related to increased revenue in our WebMD segment from advertising and sponsorship revenue related to WebMD’s public portals and licensing revenue from WebMD’s private online portals. In addition, revenue increased in our Emdeon Business Services segment as a result of increased sales of our paid-claims communication services, our consulting services for governmental agency customers and our patient statement services. Also contributing to our revenue growth for 2005, were increases in maintenance revenue and Emdeon Network Services revenue in our Emdeon Practice Services segment.

Costs and Expenses

Cost of Operations.  Cost of operations was $717,047 in 2005, compared to $666,431 in 2004. Our cost of operations represented 56.1% of revenue in 2005, compared to 57.4% of revenue in 2004. Favorably impacting cost of operations as a percentage of revenue for 2005, as compared to 2004, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within the Emdeon Practice Services segment. Partially offsetting these productivity gains were increased compensation related costs in our WebMD segment due to increased headcount for information technology relating to our Web site operations. Additionally, product mix impacted cost of operations as a percentage of revenue as the loss of $11,000 of News Corporation content syndication revenue, which had no corresponding incremental expenses, was replaced with revenue that have higher cost of operations, such as our ViPS government consulting services and WebMD the Magazine. Included in cost of operations were non-cash expenses related to advertising services of $336 and $901 for 2005 and 2004, respectively.

Development and Engineering.  Development and engineering expense was $58,494 in 2005, compared to $54,161 in 2004. Our development and engineering expense represented 4.6% of revenue in 2005, compared to 4.7% of revenue in 2004. The primary increase in development and engineering expense was related to the development and engineering expense of our ViPS, HealthShare and MedicineNet product lines which, due to timing of these acquisitions, was partially included or not included in our results during 2004. Also contributing to the increase in development and engineering expense for 2005 was increased investment in the product development efforts of our Emdeon Practice Services segment.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $333,288 in 2005, compared to $324,027 in 2004. Our sales, marketing, general and administrative expense represented 26.1% of revenue in 2005, compared to 27.9% of revenue in 2004. Included in sales, marketing, general and administrative expense were non-cash expenses related to advertising services, distribution services and stock-based compensation. Non-cash expenses related to advertising and distribution services were $10,534 in 2005, compared to $17,925 in 2004. The decrease in non-cash advertising and distribution expense for 2005 was due to lower utilization of our prepaid advertising inventory, as well as a decline in the expense related to our distribution agreement with AOL, which was fully amortized in May 2004. Non-cash stock-based compensation was $4,739 in 2005, compared to $8,975 in 2004. The decrease in non-cash stock-based compensation was primarily related to the vesting schedules of options issued and assumed in connection with business combinations and the restricted stock issued to certain employees in 2004.

Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, was $318,015, or 24.9% of revenue in 2005, compared to $297,127, or 25.6% of revenue in 2004. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, in absolute dollars was primarily due to increases in compensation-related costs related to increased staffing and sales commissions associated with the growth of our revenue, as well as higher general and administrative expense related to recent acquisitions we have made. Additionally, sales, marketing, general and administrative expenses during 2005 include severance and other expenses associated with the resignation or termination of several executive positions, and recruiting costs related to new executive positions, principally within our WebMD segment, and to a lesser extent our Practice Services and Business Services segments. Offsetting these increased expenses during 2005 was the reduction of professional service costs related to our implementation efforts with respect to the HIPAA Transaction Standards, which were substantially completed during the fourth quarter of 2004. Although our sales, marketing, general and administrative expense has increased in absolute dollars during 2005, the decrease in this expense as a percentage of revenue was primarily due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses, with the exception of certain increased staffing and additional sales commissions, which were directly attributable to the increased revenue. Additionally, our decrease in these expenses as a percentage of revenue was due to the inclusion for a full year in 2005 of the ViPS operations, which have lower administrative expenses than some of our other operations.

Depreciation, Amortization and Other.  Depreciation, amortization and other expense was $71,767 in 2005, compared to $57,765 in 2004. The increase was primarily due to approximately $12,000 of additional amortization expense relating to the 2005 Acquisitions and 2004 Acquisitions. Additionally depreciation expense increased during 2005, compared to 2004, as a result of depreciation expense related to the fixed assets we acquired through the 2005 Acquisitions and 2004 Acquisitions and also as a result of increased capital expenditures made throughout our company during 2005 and the later part of 2004. These increases were slightly offset by a decrease of approximately $3,100 in amortization expense as a result of the intangible asset for Medifax’s trade name becoming fully amortized in December 2004.

Legal Expense.  Legal expense was $17,835 in 2005, compared to $9,230 in 2004. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and they may continue to be significant in 2006, we expect these costs to decrease during 2006 as compared to 2005, in part because advancement of expenses under existing insurance policies became available to certain former officers and employees of Emdeon Practice Services upon their indictment in late 2005.

Restructuring and Integration Charge.  The restructuring and integration charge in 2004 of $4,535 represents an incremental charge taken in connection with the settlement of a lawsuit against the landlord of a property leased in 2000, but never occupied. The remaining cost of the settlement was previously expensed in connection with the restructuring and integration plan that we announced in September 2000.

Loss (Gain) on Investments.  Loss (gain) on investments represented a loss of $6,365 for 2005 and a gain of $457 for 2004. The loss on investments during 2005 was primarily related to a loss of $4,251 on marketable securities that we identified as securities to be liquidated in connection with the redemption of our 3 1/4% Notes. Also during 2005, we recognized a loss of $2,723 related to the sale of marketable securities, the proceeds of which were used to purchase our common stock under the Tender Offer.

Interest Income.  Interest income increased to $21,531 in 2005, from $18,717 in 2004. This increase was mainly due to higher rates of return in 2005 compared to 2004. We expect interest income to decline during 2006, as a result of lower investment balances, primarily due to the $549,268 we paid during December 2005 to repurchase our common stock under the Tender Offer.

Interest Expense.  Interest expense decreased to $16,324 in 2005, from $19,253 in 2004, primarily due to lower weighted average debt outstanding during 2005, compared to 2004.

Other Expense (Income), Net.  Other expense for 2005 of $3,765 represents a charge of $1,863 related to the settlement of the McKesson HBOC litigation and a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005. Other income for 2004 of $121 represents a gain from the sale of property.

Income Tax (Benefit) Provision.  The income tax benefit of $357 and provision of $4,910 in 2005 and 2004, respectively, primarily consist of tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. In 2005, this tax expense was offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of various statutes. The 2005 income tax benefit also includes a provision for federal taxes that has not been reduced by the reversal of valuation allowance as these tax benefits were acquired through business combinations.

2004 and 2003

Revenue

Our total revenue increased to $1,160,351 in 2004 from $963,980 in 2003. Our Emdeon Business Services, WebMD and Porex segments accounted for $180,856, $23,652, and $5,159, respectively, of the revenue increase, which was partially offset by a decrease in revenue of $6,525 in Emdeon Practice Services and an increase in inter-segment eliminations of $6,771.

Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $144,140 to the overall increase in revenue for 2004 of $196,371. Excluding revenue from the 2004 Acquisitions and 2003 Acquisitions, the remaining increase of $52,231 is primarily related to increased sales of our paid-claims communication services and automated print-and-mail services and growth in online revenue from pharmaceutical and medical companies.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $666,431 in 2004, compared to $564,939 in 2003. Our cost of operations represented 57.4% of revenue in 2004, compared to 58.6% of revenue in 2003. The inclusion of the Medifax operations for all of 2004 had a favorable impact on cost of operations as a percentage of revenue when compared to 2003, as Medifax has higher gross margins than the average gross margins of other products we offer. Also favorably impacting cost of operations as a percentage of revenue in 2004 compared to 2003, was the impact of productivity gains as a result of streamlining our delivery and service infrastructure within our Emdeon Practice Services operating segment. Partially offsetting these items was the inclusion of ABF’s operations for all of 2004, since ABF’s products have lower gross margins due to the high cost of postage associated with providing ABF services, and higher sales commissions, as a percentage of revenue, paid to the channel partners of our Emdeon Business Services segment. Included in cost of operations were non-cash expenses related to advertising services of $901 and $2,356 for 2004 and 2003, respectively.

Development and Engineering.  Development and engineering expense was $54,161 in 2004, compared to $42,985 in 2003. Our development and engineering expense represented 4.7% of revenue in 2004, compared to 4.5% of revenue in 2003. The increase in development and engineering expense, in absolute dollars and as a percentage of revenue, was primarily attributable to the development and engineering expense of the Medifax, ViPS, Dakota and ABF operations which, due to timing of these acquisitions, were excluded or only partially included in our results during 2003 and, to a lesser extent, higher development and engineering expense at our Emdeon Practice Services segment.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $324,027 in 2004, compared to $282,482 in 2003, which represents an increase of $41,545. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising services, distribution services and stock-based compensation. Non-cash expenses related to advertising and distribution services were $17,925 in 2004, compared to $21,942 in 2003, which reflects the completion of a distribution agreement in May 2004 that existed during the full year of 2003. Non-cash stock-based compensation was $8,975 in 2004, compared to $12,449 in 2003. The decrease in non-cash stock-based compensation was primarily related to the vesting schedules of options issued and assumed in connection with certain of our 2000 acquisitions, partially offset by additional compensation expense related to restricted stock issued to certain employees during 2004. Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, was $297,127, or 25.6% of revenue in 2004, compared to $248,091, or 25.7% of revenue in 2003. While sales, marketing, general and administrative expense as a percentage of revenue was relatively unchanged from 2004 to 2003, the operations of ABF and ViPS caused a reduction of sales, marketing, general and administrative expense as a percentage of revenue, as these operations have lower administrative expenses. This reduction was offset by higher personnel and professional service cost in 2004 related to our implementation efforts with respect to HIPAA Transaction Standards, our “all payer” transaction services and our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation, Amortization and Other.  Depreciation, amortization and other expense was $57,765 in 2004, compared to $62,434 in 2003. The decrease was primarily due to intangible assets relating to certain acquisitions made in 2000 becoming fully amortized since the beginning of the prior periods. The decrease was partially offset by amortization expense related to the intangible assets acquired through our 2004 Acquisitions and 2003 Acquisitions, primarily Medifax, ViPS and ABF.

Legal Expense.  Legal expense was $9,230 and $3,959 in 2004 and 2003, respectively. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Restructuring and Integration Charge.  The restructuring and integration charge in 2004 of $4,535 represents an incremental charge taken in connection with the settlement of a lawsuit against the landlord of a property leased in 2000, but never occupied. The remaining cost of the settlement was previously expensed in connection with the restructuring and integration plan that we announced in September 2000.

Loss (Gain) on Investments.  During 2004, the gain on investments in the amount of $457 consisted of a gain of $343 and a net gain of $114 related to the sale of a portion of our investments in marketable equity securities and marketable debt securities, respectively. During 2003, we recognized a gain on investments of $1,659, which consisted of a gain of $2,973 related to the sale of a portion of our investments in marketable equity securities, offset by a loss $1,314 related to the sale of our investments in marketable debt securities.

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

Interest Expense.  Interest expense increased to $19,253 in 2004, from $15,214 in 2003, primarily due to the inclusion of a full year of interest expense and amortization of debt issuance costs related to our $350,000, 1.75% Convertible Subordinated Notes issued in June and July of 2003 (the “1.75% Notes”).

Other Expense (Income), Net.  Other income for 2004 of $121 represents a gain from the sale of property. Other income for 2003 of $4,218 is comprised of a gain of $3,100 from the sale of property in California and Ohio and a benefit of $1,118 from a state tax refund which applied to a pre-acquisition tax year of a company we acquired.

Income Tax (Benefit) Provision.  Income tax provision in 2004 and 2003 primarily represents taxes from profitable operations in certain states and foreign countries in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $4,910 and $4,140 related to foreign, state and other jurisdictions during 2004 and 2003, respectively. The increase in the income tax provision was due to more income earned in certain states in 2004, compared to 2003.

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

Results of Operations by Operating Segment

We evaluate the performance of our business segments based upon earnings before restructuring, interest, taxes, non-cash and other items. Other items include legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC. In addition, other items include a charge related to the redemption of the 3 1/4% Notes, costs and expenses related to the settlement of the McKesson HBOC litigation and gain (loss) on sale of property and equipment. Non-cash expenses are related to advertising and distribution services acquired in exchange for our equity securities in acquisitions and strategic alliances, as well as stock-based compensation expense which primarily relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees. Inter-segment revenue primarily represents sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to our other operating segments.

Reclassification of Segment Information.  On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock. Also during the three months ended September 30, 2005, we entered into a Services Agreement with WHC and modified our segment reporting. Descriptions of the initial public offering and the Services Agreement are included in this MD&A under “Introduction — Significant Transactions Completed During 2005 — Initial Public Offering of WHC; Our Relationship with WHC.” Our segment reporting has been modified to reflect the services fee we charge to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. We have reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $5,117, $6,591 and $6,259 in 2005, 2004 and 2003, respectively.

Summarized financial information for each of our four operating segments and corporate segment and reconciliation to net income (loss) are presented below (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenue
Emdeon Business Services	$758,851	$686,585	$505,729
Emdeon Practice Services	304,175	296,115	302,640
WebMD	168,238	134,317	110,665
Porex	79,124	77,099	71,940
Inter-segment eliminations	(33,509)	(33,765)	(26,994)

	$1,276,879	$1,160,351	$963,980

Earnings before restructuring, interest, taxes, non-cash and other items
Emdeon Business Services	$154,512	$131,834	$94,218
Emdeon Practice Services	29,378	14,533	20,924
WebMD (a)	27,546	26,307	18,639
Porex	22,524	22,650	20,532
Corporate (a)	(50,301)	(51,791)	(43,992)

	183,659	143,533	110,321
Restructuring, interest, taxes, non-cash and other items
Depreciation, amortization and other	(71,767)	(57,765)	(62,434)
Non-cash advertising and distribution services	(10,870)	(18,826)	(24,298)
Non-cash stock-based compensation	(4,739)	(8,975)	(12,449)
Legal expense	(17,835)	(9,230)	(3,959)
(Loss) gain on investments	(6,365)	457	1,659
Restructuring and integration charge	—	(4,535)	—
Interest income	21,531	18,717	22,901
Interest expense	(16,324)	(19,253)	(15,214)
Other (expense) income, net	(3,765)	121	4,218
Minority interest in WebMD Health Corp., net of tax	(908)	—	—
Income tax benefit (provision)	357	(4,910)	(4,140)

Income from continuing operations	72,974	39,334	16,605
Loss from discontinued operations	—	—	33,611

Net income (loss)	$72,974	$39,334	$(17,006)

(a)	Earnings before restructuring, interest, taxes, non-cash and other items during the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.

2005 and 2004

The following discussion is a comparison of the results of operations for each of our operating segments for the year ended December 31, 2005 to the year ended December 31, 2004.

Emdeon Business Services.  Revenue was $758,851 in 2005, an increase of $72,266 or 10.5% from 2004. Revenue from customers acquired through the 2004 Acquisitions contributed $57,989 to the increase in revenue. Excluding revenue from customers acquired through the 2004 Acquisitions, revenue increased as a result of growth in our paid-claims communication services, additional consulting services provided to our governmental agency customers and growth in our patient statement services. Partially offsetting these increases in revenue was a decrease in revenue for traditional medical services.

Earnings before restructuring, interest, taxes, non-cash and other items was $154,512 in 2005, compared to $131,834 in 2004. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 20.4% in 2005, compared to 19.2% in 2004. The increase in our operating margin, as a percentage of revenue, was primarily the result of lower sales commissions paid to our channel partners including practice management and hospital information system vendors, lower data communication expenses and lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards, which were substantially completed in the fourth quarter of 2004.

Emdeon Practice Services.  Revenue was $304,175 in 2005, an increase of $8,060 or 2.7% from 2004. The increase in revenue was primarily driven by higher maintenance revenue and higher Emdeon Network Services revenue. Increased maintenance revenue reflected higher renewals of our maintenance and support service contracts and the establishment of new maintenance and support contracts related to new systems we have sold. System revenue was relatively flat year over year.

Earnings before restructuring, interest, taxes, non-cash and other items was $29,378 in 2005, compared to $14,533 in 2004. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 9.7% in 2005, compared to 4.9% in 2004. The increased operating margin was due to the increased revenue, and to changes in the types of revenue we received (which can have varying degrees of profitability) as well as improvements in our delivery and customer service infrastructure. This increased operating margin was slightly offset by approximately $1,800 of severance and related costs of former executives.

WebMD.  Revenue was $168,238 in 2005, an increase of $33,921 or 25.3% from 2004. The increase in revenue was the result of increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals. Also contributing to the increase was $10,538 from customers acquired through both the 2005 Acquisitions and 2004 Acquisitions. Partially offsetting these increases was the loss of revenue from our content syndication agreement with News Corporation, which expired in January of 2005. Included in revenue was $1,000 for 2005, compared to revenue of $12,000 for 2004, related to the News Corporation agreement.

Earnings before restructuring, interest, taxes, non-cash and other items was $27,546 in 2005, compared to $26,307 in 2004. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 16.4% in 2005, compared to 19.6% in 2004. This decrease in operating margin as a percentage of revenue was primarily due to a charge of approximately $3,100 during 2005 related to the resignation of WebMD’s former CEO and other personnel and the recruitment of WebMD’s Executive Vice President of Product and Programming and Chief Technology Officer. Additionally we incurred higher information technology and sales and marketing expenses, as well as the decline in revenue due to the expiration of the content syndication agreement with News Corporation referred to above, which had no corresponding incremental expenses.

Porex.  Revenue was $79,124 in 2005, an increase of $2,025 or 2.6% from 2004. Revenue from customers acquired through the 2004 Acquisitions contributed $1,162 to the increase in revenue in 2005. Excluding the 2004 Acquisitions, the increase for 2005 compared to a year ago was the result of increased sales of surgical implant products, writing instrument components and industrial products offset partially by a decrease in sales of consumer and healthcare products.

Earnings before restructuring, interest, taxes, non-cash and other items was $22,524 in 2005, compared to $22,650 in 2004. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 28.5% in 2005, compared to 29.4% in 2004. The decrease in operating margin as a percentage of revenue was due to changes in the types of products we sold in 2005 (which can have varying degrees of profitability), as well as higher personnel and professional costs.

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate expenses decreased to $50,301, or 3.9% of consolidated revenue, in 2005, compared to

$51,791, or 4.5% of consolidated revenue, in 2004. These expenses, in absolute dollars decreased as a result of lower personnel related costs due to lower headcount and lower professional costs related to our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs.

Inter-Segment Eliminations.  The decrease in inter-segment eliminations of $256 in 2005 compared to 2004 resulted from lower sales of Emdeon Business Services products into the Emdeon Practice Services customer base, offset by sales of certain WebMD services into our other operating segments.

2004 and 2003

The following discussion is a comparison of the results of operations for each of our operating segments for the year ended December 31, 2004 to the year ended December 31, 2003.

Emdeon Business Services.  Revenue was $686,585 in 2004, an increase of $180,856 or 35.8% from 2003. Revenue from customers acquired through the 2004 Acquisitions and 2003 Acquisitions contributed $141,817 to the increase in revenue. The remaining increase of $39,039 for 2004 was primarily the result of increased sales of our paid-claims communication services and automated print-and-mail services.

Earnings before restructuring, interest, taxes, non-cash and other items was $131,834 in 2004, compared to $94,218 in 2003. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 19.2% in 2004, compared to 18.6% in 2003. The acquisitions of Medifax and ABF had a favorable impact on operating margins for 2004. Offsetting the higher margins of these acquisitions were higher sales commissions paid to our channel partners and increased costs related to our implementation efforts with respect to the HIPAA Transaction Standards and our “all-payer” transaction services.

Emdeon Practice Services.  Revenue was $296,115 in 2004, a decrease of $6,525 or 2.2% from 2003. The decrease in revenue is the result of system sales being impacted by longer and more complex sales cycles and from HIPAA implementation and other transition challenges related to our “all-payer” transaction services. This decrease in revenue was partially offset by an increase in our Emdeon Network Services revenue and, to a lesser extent, from customers acquired through the 2004 Acquisitions in the amount of $1,459.

Earnings before restructuring, interest, taxes, non-cash and other items was $14,533 in 2004, compared to $20,924 in 2003. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 4.9% in 2004, compared to 6.9% in 2003. Lower systems sales combined with higher operating expenses, largely due to increased development and engineering, marketing and training expenses were primarily responsible for the lower operating margin for 2004.

WebMD.  Revenue was $134,317 in 2004, an increase of $23,652 or 21.4% from 2003. The increase in revenue for 2004, compared to 2003, is the result of growth in online revenue from pharmaceutical and medical companies and increased revenue from large employers and commercial payers. Revenue from customers acquired through the 2003 Acquisitions contributed $500 to the increase in revenue for 2004.

Earnings before restructuring, interest, taxes, non-cash and other items was $26,307 in 2004, compared to $18,639 in 2003. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 19.6% in 2004, compared to 16.8% in 2003. The increase as a percentage of revenue for 2004, compared to 2003, was primarily the result of reduced marketing expenses, partially offset by increased personnel costs. In addition, $1,863 of expenses related to the acquisition of certain resources of Physician Online reduced operating margins as a percentage of revenue in 2003.

Porex.  Revenue was $77,099 in 2004, an increase of $5,159 or 7.2% from 2003. The increase for 2004, compared to 2003, was primarily due to increased sales of filtration products, writing instrument components and surgical products. Also contributing to the increase in revenue for 2004, compared to 2003, was the favorable impact of foreign exchange rates on the translation of foreign operations. Revenue from customers acquired through the 2004 Acquisitions contributed $364 to the increase in revenue in 2004.

Earnings before restructuring, interest, taxes, non-cash and other items was $22,650 for 2004, compared to $20,532 in 2003. As a percentage of revenue, earnings before restructuring, interest, taxes, non-cash and other items was 29.4% for 2004, compared to 28.5% for 2003. This increase was due primarily to the increase in revenue discussed above and the leveraging effect of certain fixed manufacturing costs.

Corporate includes services shared across all operating segments, such as executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate expenses increased to $51,791 in 2004, compared to $43,992 in 2003. As a percentage of consolidated revenue, corporate expenses were 4.5% and 4.6% in 2004 and 2003, respectively. While the dollar amount of corporate expenses increased in 2004 when compared to 2003, these expenses comprised a slightly lower percentage of revenue during 2004 as compared to 2003. Contributing to the increase in the dollar amount of these expenses, when compared to 2003, were higher compensation and professional services costs for our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002.

Inter-Segment Eliminations.  The increase in inter-segment eliminations for 2004, compared to 2003, resulted from higher sales of Emdeon Business Services products into the Emdeon Practice Services customer base.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of December 31, 2005, we had an accumulated deficit of approximately $10.1 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

As of December 31, 2005, we had $426,897 in cash and cash equivalents and short-term investments, including $153,777 in cash and cash equivalents and short-term investments held by WHC, and working capital of $395,001. Additionally, we had $4,481 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future. As of December 31, 2005, all our marketable securities were classified as available-for-sale.

Cash provided by operating activities was $161,286 in 2005, compared to cash provided by operating activities of $90,044 in 2004. The cash provided by operating activities in 2005 was attributable to net income of $72,974 and non-cash and non-operating charges of $105,946, partially offset by net changes in operating assets and liabilities of $17,634. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, interest payments relating to our convertible debt and interest receipts relating to our investments in marketable securities. The cash provided by operating activities in 2004 was attributable to net income of $39,334 and non-cash and non-operating charges of $91,569, partially offset by net changes in operating assets and liabilities of $40,859. The non-cash and non-operating items consist of depreciation and amortization, non-cash expenses related to advertising and distribution services and stock-based compensation, minority interest in our WHC subsidiary, bad debt expense, amortization of debt issuance costs, loss on the redemption of convertible debt, losses and gains on investments, reversal of the income tax valuation allowance applied to goodwill and gains on sales of property and equipment.

Cash provided by investing activities was $148,932 in 2005, compared to cash used in investing activities of $188,152 in 2004. Cash provided by investing activities during 2005 was attributable to net proceeds of $304,919 from maturities and sales, net of purchases, of available-for-sale securities. These proceeds were primarily used for the repurchase of our common stock in connection with our Tender Offer. Cash paid for business acquisitions, net of cash acquired, was $93,742, primarily related to an ABF contingent consideration payment of $40,434, as well as the 2005 Acquisitions of Conceptis and HealthShare. Cash used in investing activities during 2004 included net proceeds of $99,788 from maturities and sales, net of purchases, of available-for-sale securities. The 2004 Acquisitions consumed cash of $249,557, net of cash acquired, and primarily related to the ViPS and Dakota acquisitions. Investments in property and equipment were $62,645 in 2005, compared to $38,800 in 2004.

Cash used in financing activities was $196,049 in 2005, compared to cash provided by financing activities of $103,455 in 2004. Cash used by financing activities for 2005 principally related to the repurchase of our common stock and the redemption of our 3 1/4% Notes for $86,694. During 2005, we repurchased a total of 69,446,919 shares of our common stock for a total of $570,514, of which the most significant portion was repurchased in connection with our Tender Offer that was completed in December 2005. These uses of cash were offset by net proceeds of $289,875 from the issuance of our 3 1/8% Notes, $123,344 in net proceeds from the issuance of WHC Class A Common Stock in an initial public offering and proceeds of $48,571 related to the issuance of common stock, primarily related to exercises of employee stock options. Cash provided by financing activities for 2004 principally related to the net proceeds of $98,115 from the issuance of our Convertible Redeemable Exchangeable Preferred Stock and proceeds of $38,052 related to the issuance of common stock, primarily related to exercises of employee stock options. Also during 2004, $32,110 was used for repurchases of our common stock.

On January 23, 2006, we announced the authorization of a New Repurchase Program. Under our New Repurchase Program, we have purchased 4,625,619 shares in the amount of approximately $43,405 during the period from January 23, 2006 through March 10, 2006 and have $24,595 available to repurchase shares under the New Repurchase Program. The amount of any new repurchases will depend on market conditions and other factors.

The following table summarizes our principal commitments as of December 31, 2005 for future specified contractual obligations that are not reflected in our consolidated balance sheets, as well as the estimated timing of the cash payments associated with these obligations. This table also provides the timing of cash payments related to our long-term debt obligations included in our consolidated balance sheets. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(a)	$743,240	$15,552	$31,000	$377,938	$318,750
Leases(b)	100,184	22,511	37,094	20,284	20,295
Purchase obligations(c)	39,207	26,001	10,373	2,833	—
Advertising relationship(d)	625	500	125	—	—

Total	$883,256	$64,564	$78,592	$401,055	$339,045

(a)	Long-term debt includes our 3 1/8% Notes and our 1.75% Notes. Amounts include our contractual interest payments through the earliest date at which these notes are callable by Emdeon.

(b)	The lease amounts are net of sublease income.

(c)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

(d)	Advertising relationship represents a commitment for advertising placements to promote our WebMD brand.

In addition to the commitments discussed above, we anticipate capital expenditure requirements of approximately $75,000 to $90,000 in 2006, and our WebMD segment paid in cash, during January 2006, $25,500 related to the acquisition of eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. Additionally, we have contingent consideration payments of up to $29,965 related to prior acquisitions we have made if certain milestones are achieved for those businesses. These potential contingent consideration payments do not include $30,622 of payments related to the ABF, MedicineNet and RxList acquisitions, as these amounts are included in accrued expenses within our consolidated balance sheet as of December 31, 2005 and are expected to be paid in early 2006.

We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2006. Our future liquidity and capital requirements will depend upon numerous factors, including the results of our

Board’s evaluation of strategic alternatives relating to Emdeon Business Services and Emdeon Practice Services, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, costs of maintaining and upgrading the information technology platforms and communications systems that Emdeon Business Services and WebMD use to provide their services, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

As previously stated, WHC sold, on September 28, 2005, 7,935,000 shares of its Class A Common Stock in an initial public offering. WHC retained the net proceeds of the offering. The offering did not result in any changes to the terms of our long-term debt or other principal commitments and we believe that we will continue, for the foreseeable future after the offering, to have sufficient cash resources to meet the commitments described above in this section and that WHC will, as a result of its retention of the proceeds of the offering, also have sufficient cash resources to meet its commitments and anticipated working capital and capital expenditure requirements.

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance is to be applied prospectively in periods beginning after December 15, 2005. We believe the adoption of this FSP will not have a material impact on our consolidated financial statements.

In June 2005, we adopted EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”), which provides new guidance for assessing amortization periods for leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the initial lease term and acquired in a business combination. The guidance requires that the amortization of the leasehold improvement be based on the shorter of the useful life of the assets or a term that includes required lease periods and reasonably assured renewal periods. The adoption of EITF 05-06 in the second quarter of 2005 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, will have no impact on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R on January 1, 2006. We will adopt the modified prospective transition method utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The modified prospective method requires that we begin recording compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R using the same grant date fair value and same expense attribution method used under SFAS 123. Additionally, upon adoption of SFAS 123R, we will apply the straight-line attribution method for all equity grants subsequent to January 1, 2006 rather than the accelerated method that we have used for all grants, prior to January 1, 2006. We expect that the adoption of SFAS 123R will have a material impact on our consolidated financial statements. Had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. We will apply the provisions in SFAS 153 prospectively on January 1, 2006 which we believe will not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses and requires those expenses to be recognized in the period incurred. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We currently follow the provisions of SFAS 151 and no material impact has occurred to our consolidated financial statements.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-governmental debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature during 2006 are $269.9 million.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $(3.3) million, $2.1 million and $3.3 million in 2005, 2004 and 2003, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-54 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in Emdeon’s internal control over financial reporting occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting.

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

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Services and Fees of Ernst & Young,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

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

Signature	Capacity	Date

/s/ Kevin M. Cameron Kevin M. Cameron	Director; Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Andrew C. Corbin Andrew C. Corbin	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 16, 2006

/s/ Paul A. Brooke Paul A. Brooke	Director	March 16, 2006

/s/ Neil F. Dimick Neil F. Dimick	Director	March 16, 2006

/s/ James V. Manning James V. Manning	Director	March 16, 2006

Signature	Capacity	Date

/s/ Herman Sarkowsky Herman Sarkowsky	Director	March 16, 2006

/s/ Joseph E. Smith Joseph E. Smith	Director	March 16, 2006

/s/ Martin J. Wygod Martin J. Wygod	Director	March 16, 2006

Emdeon Corporation
Index to Consolidated Financial Statements and Supplemental Data

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4
Consolidated Balance Sheets at December 31, 2005 and 2004	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-10
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Emdeon Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the Exchange Act) as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Emdeon’s management assessed the effectiveness of Emdeon’s internal control over financial reporting as of December 31, 2005. In making this assessment, Emdeon management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, Emdeon management concluded that Emdeon maintained effective internal control over financial reporting as of December 31, 2005.

The audited consolidated financial statements of Emdeon included in this Annual Report on Form 10-K (the “Financial Statements”) include: the results of HealthShare Technology, Inc. from March 14, 2005, the date of its acquisition by Emdeon; the results of Conceptis Technologies Inc. from December  2, 2005, the date of Emdeon’s acquisition of its assets and assumption of its liabilities. Those acquisitions are described in Note 2 of the Financial Statements under the caption “2005 Acquisitions.” However, Emdeon management’s assessment of internal control over financial reporting of Emdeon does not include an assessment of internal control over financial reporting of either HealthShare or Conceptis, which together constituted 2.7% of Emdeon’s total assets as of December 31, 2005 and 0.7% and 1.8% of Emdeon’s revenues and net income, respectively, for the year then ended.

Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on the Financial Statements, has issued a report on Emdeon management’s assessment of Emdeon’s internal control over financial reporting. That report appears on page F-4.

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Emdeon Corporation

We have audited the accompanying consolidated balance sheets of Emdeon Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emdeon Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Emdeon Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Emdeon Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emdeon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HealthShare Technology, Inc. or Conceptis Technologies, Inc., which are included in the 2005 consolidated financial statements of Emdeon Corporation from the date of their acquisitions on March 14, 2005 and December 2, 2005, respectively, and together constituted 2.7% of total assets as of December 31, 2005 and 0.7% and 1.8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Emdeon Corporation also did not include an evaluation of the internal control over financial reporting of HealthShare Technology, Inc. or Conceptis Technologies, Inc.

In our opinion, management’s assessment that Emdeon Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emdeon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emdeon Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Emdeon Corporation and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 16, 2006

EMDEON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$159,510	$46,019
Short-term investments	267,387	61,675
Accounts receivable, net of allowance for doubtful accounts of $12,535 at December 31, 2005 and $13,433 at December 31, 2004	233,070	204,447
Inventory	14,251	14,367
Prepaid expenses and other current assets	34,615	40,224

Total current assets	708,833	366,732
Marketable debt securities	—	511,864
Marketable equity securities	4,481	4,017
Property and equipment, net	116,032	89,677
Goodwill	1,075,549	1,010,564
Intangible assets, net	240,510	260,509
Other assets	50,278	48,871

TOTAL ASSETS	$2,195,683	$2,292,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,611	$17,366
Accrued expenses	186,381	198,311
Deferred revenue	115,840	99,543

Total current liabilities	313,832	315,220

1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	—
3 1/4% convertible subordinated notes due 2007	—	299,999
Other long-term liabilities	15,353	4,500

Minority interest in WebMD Health Corp.	43,229	—
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2005 and December 31, 2004	98,533	98,299

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 428,624,239 shares issued at December 31, 2005; 394,041,320 shares issued at December 31, 2004	43	39
Additional paid-in capital	12,121,431	11,776,911
Deferred stock compensation	(3,699)	(7,819)
Treasury stock, at cost; 150,296,414 shares at December 31, 2005; 80,849,495 shares at December 31, 2004	(950,482)	(379,968)
Accumulated deficit	(10,100,164)	(10,172,904)
Accumulated other comprehensive income	7,607	7,957

Total stockholders’ equity	1,074,736	1,224,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,195,683	$2,292,234

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue	$1,276,879	$1,160,351	$963,980
Costs and expenses:
Cost of operations	717,047	666,431	564,939
Development and engineering	58,494	54,161	42,985
Sales, marketing, general and administrative	333,288	324,027	282,482
Depreciation, amortization and other	71,767	57,765	62,434
Legal expense	17,835	9,230	3,959
Restructuring and integration charge	—	4,535	—
Loss (gain) on investments	6,365	(457)	(1,659)
Interest income	21,531	18,717	22,901
Interest expense	16,324	19,253	15,214
Other expense (income), net	3,765	(121)	(4,218)

Income from continuing operations before income tax (benefit) provision and minority interest	73,525	44,244	20,745
Income tax (benefit) provision	(357)	4,910	4,140
Minority interest in WebMD Health Corp., net of tax	908	—	—

Income from continuing operations	72,974	39,334	16,605
Loss from discontinued operations, net of tax	—	—	33,611

Net income (loss)	$72,974	$39,334	$(17,006)

Basic income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.11)

Net income (loss)	$0.21	$0.12	$(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.10)

Net income (loss)	$0.21	$0.12	$(0.05)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	341,747	320,080	304,858

Diluted	352,852	333,343	325,811

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
								Accumulated
			Additional	Deferred				Other	Total
	Common Stock		Paid-In	Stock	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Income	Equity

Balances at December 31, 2002	374,661,064	$37	$11,682,443	$(17,805)	74,254,669	$(327,542)	$(10,195,048)	$11,716	$1,153,801
Net loss	—	—	—	—	—	—	(17,006)	—	(17,006)
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	1,419	1,419
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,285	3,285

Comprehensive loss	—	—	—	—	—	—	—	—	(12,302)
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	10,090,641	1	44,718	—	—	—	—	—	44,719
Issuance of warrants in connection with strategic alliances and services	—	—	67	—	—	—	—	—	67
Deferred stock compensation	—	—	25	(25)	—	—	—	—	—
Stock compensation expense	—	—	335	12,293	—	—	—	—	12,628
Purchase of treasury stock	—	—	—	—	2,322,196	(20,316)	—	—	(20,316)
Adjustment to deferred stock compensation for terminations	—	—	(854)	854	—	—	—	—	—

Balances at December 31, 2003	384,751,705	38	11,726,734	(4,683)	76,576,865	(347,858)	(10,212,054)	16,420	1,178,597
Net income	—	—	—	—	—	—	39,334	—	39,334
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(10,581)	(10,581)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,118	2,118

Comprehensive income	—	—	—	—	—	—	—	—	30,871
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	9,289,615	1	38,051	—	—	—	—	—	38,052
Issuance of warrants in connection with strategic alliances and services	—	—	15	—	—	—	—	—	15
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(184)	—	(184)
Deferred stock compensation	—	—	13,001	(13,001)	—	—	—	—	—
Stock compensation expense	—	—	70	8,905	—	—	—	—	8,975
Purchase of treasury stock	—	—	—	—	4,272,630	(32,110)	—	—	(32,110)
Adjustment to deferred stock compensation for terminations	—	—	(960)	960	—	—	—	—	—

Balances at December 31, 2004	394,041,320	39	11,776,911	(7,819)	80,849,495	(379,968)	(10,172,904)	7,957	1,224,216
Net income	—	—	—	—	—	—	72,974	—	72,974
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	2,976	2,976
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,326)	(3,326)

Comprehensive income	—	—	—	—	—	—	—	—	72,624
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	11,385,269	1	48,570	—	—	—	—	—	48,571
Gain on sale of WebMD Health Corp. Class A Common Stock	—	—	82,275	—	—	—	—	—	82,275
Conversion of 3 1/4% convertible subordinated notes	23,197,650	3	214,014	—	—	—	—	—	214,017
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(234)	—	(234)
Deferred stock compensation	—	—	2,241	(2,241)	—	—	—	—	—
Stock compensation expense	—	—	330	3,451	—	—	—	—	3,781
Purchase of treasury stock under repurchase program	—	—	—	—	2,541,000	(21,246)	—	—	(21,246)
Purchase of treasury stock in Tender Offer	—	—	—	—	66,905,919	(549,268)	—	—	(549,268)
Adjustment to deferred stock compensation for terminations	—	—	(2,910)	2,910	—	—	—	—	—

Balances at December 31, 2005	428,624,239	$43	$12,121,431	$(3,699)	150,296,414	$(950,482)	$(10,100,164)	$7,607	$1,074,736

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$72,974	$39,334	$(17,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	—	33,611
Depreciation, amortization and other	71,767	57,765	62,434
Minority Interest in WebMD Health Corp., net of tax	908	—	—
Amortization of debt issuance costs	2,541	2,975	2,246
Non-cash advertising and distribution services	10,870	18,826	24,298
Non-cash stock-based compensation	4,739	8,975	12,449
Bad debt expense	6,410	3,606	6,328
Loss (gain) on investments	6,365	(457)	(1,659)
Gain on sale of property and equipment	—	(121)	(3,100)
Loss on redemption of convertible debt	1,902	—	—
Reversal of income tax valuation allowance applied to goodwill	444	—	—
Changes in operating assets and liabilities:
Accounts receivable	(30,613)	(16,152)	4,852
Inventory	(224)	(1,077)	(2,660)
Prepaid expenses and other, net	2,683	3,514	4,276
Accounts payable	(6,074)	5,577	(651)
Accrued expenses and other long-term liabilities	7,526	(43,703)	(42,419)
Deferred revenue	9,068	10,982	(5,890)

Net cash provided by continuing operations	161,286	90,044	77,109
Net cash provided by discontinued operations	—	—	5,130

Net cash provided by operating activities	161,286	90,044	82,239
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	1,063,606	1,408,091	1,079,897
Proceeds from maturities and redemption of held-to-maturity securities	—	—	157,919
Purchases of available-for-sale securities	(758,687)	(1,308,303)	(760,607)
Purchases of held-to-maturity securities	—	—	(590,113)
Purchases of property and equipment	(62,645)	(38,800)	(18,385)
Proceeds received from sale of property and equipment	400	417	9,779
Proceeds from the sale of discontinued operations	—	—	46,500
Other changes in equity of discontinued operations	—	—	1,754
Cash paid in business combinations, net of cash acquired	(93,742)	(249,557)	(400,491)

Net cash provided by (used in) continuing operations	148,932	(188,152)	(473,747)
Net cash used in discontinued operations	—	—	(2,529)

Net cash provided by (used in) investing activities	148,932	(188,152)	(476,276)

	Years Ended December 31,
	2005	2004	2003

Cash flows from financing activities:
Proceeds from issuance of common stock	48,571	38,052	44,719
Purchases of treasury stock under repurchase program	(21,246)	(32,110)	(20,316)
Purchases of treasury stock in Tender Offer	(549,268)	—	—
Net proceeds from issuance of convertible debt	289,875	—	339,125
Issuance of WebMD Health Corp. Class A common stock	123,344	—	—
Net proceeds from issuance of preferred shares	—	98,115	—
Redemption of convertible debt	(86,694)	—	—
Payments of notes payable and other	(631)	(602)	(361)

Net cash (used in) provided by continuing operations	(196,049)	103,455	363,167
Net cash used in discontinued operations	—	—	(6,546)

Net cash (used in) provided by financing activities	(196,049)	103,455	356,621
Effect of exchange rates on cash	(678)	1,024	1,423

Net increase (decrease) in cash and cash equivalents	113,491	6,371	(35,993)
Changes in cash attributable to discontinued operations	—	—	3,945
Cash and cash equivalents at beginning of period	46,019	39,648	71,696

Cash and cash equivalents at end of period	$159,510	$46,019	$39,648

See accompanying notes.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation

Emdeon Corporation (the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. The Company’s common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. The Company changed its name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. In October 2005, WebMD Corporation changed its name to Emdeon Corporation in connection with the initial public offering of equity securities of WebMD Health Corp. (“WHC”), a subsidiary that the Company formed to act as a holding company for the business of the Company’s WebMD segment (described below) and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with the Company’s public and private online portals than with its other businesses, the Company’s Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks. Additional information regarding the initial public offering is contained in Note 3.

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005. As of December 31, 2005, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represents 85.8% of WHC’s outstanding common stock and 96.7% of the combined voting power of WHC’s outstanding common stock.

The accompanying consolidated financial statements include the consolidated accounts of Emdeon Corporation and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority owned WHC and the ownership interests of minority stockholders of WHC are recorded as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. As described in Note 6, on August 1, 2003 the Company completed the sale of two operating units of its Porex segment. Accordingly, the results of these two operating units, including the loss related to the divestitures, have been presented as discontinued operations in the accompanying consolidated financial statements.

Business

The Company has aligned its business into four operating segments and one corporate segment as follows:

•	Emdeon Business Services (formerly known as WebMD Business Services) provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, Emdeon Business Services provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. Emdeon Business Services also provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare.

•	Emdeon Practice Services (formerly known as WebMD Practice Services) develops and markets information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD (formerly known as WebMD Health) provides health information services to consumers, physicians, healthcare professionals, employers and health plans through public and private online portals and health-focused publications. WebMD’s public network of health portals enables consumer and physicians to readily access health information relevant to their specific areas of interest or specialty. WebMD’s public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. In addition, WebMD provides offline CME services and publishes medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate includes services shared across all operating segments, such as executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The results of operations for companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgements about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising and distribution services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision and benefit for income taxes and related

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to warrants issued for services.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income of the Company’s consolidated WebMD segment.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These short-term investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are invested in various investment-grade commercial paper, money market accounts and federal agency notes.

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classifications at each balance sheet date. Debt securities in which the Company has the positive intent and ability to hold the securities to maturity are classified as held-to-maturity; otherwise they are classified as available-for-sale. Investments in marketable equity securities are also classified as available-for-sale. Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value as of the balance sheet date. As of December 31, 2005 and 2004, all marketable securities were classified as available-for-sale.

Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity. Once realized, the gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are recorded in the accompanying consolidated statements of operations. A decline in value is deemed to be other-than-temporary if the Company does not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment. The cost of securities is based on the specific identification method.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, paper, computer parts and peripherals, and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventory consisted of the following:

	December 31,
	2005	2004

Raw materials and supplies	$5,432	$4,922
Work-in-process	1,622	1,335
Finished goods and other	7,197	8,110

Total inventory	$14,251	$14,367

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill is subject to impairment review by applying a fair value based test. Intangible assets with definite lives are amortized on a straight-line basis over the individually estimated useful lives of the related assets as follows:

Customer relationships	3 to 15 years
Trade names	1 to 10 years
Technology and patents	3 to 40 years
Non-compete agreements, content and other	3 to 5 years

Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually. The Company measures impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS 142, which defines a reporting unit as an operating segment or one level below an operating segment.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established upon the completion of a working model. The costs incurred from the time a working model is available until general release are immaterial.

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized in the accompanying consolidated balance sheets as property and equipment. Training and data conversion costs are expensed as incurred. Capitalized software costs are amortized over a three-year period.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2005 and 2004, the total restricted cash was $17,319 and $15,463, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $11,500 of issuance costs in connection with the issuance of the $300,000 3 1/8% Convertible Notes due 2025, $10,354 of issuance costs in connection with the issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023 and $7,654 of issuance costs in connection with the issuance of the $300,000 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”). In June 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes and, as a result the Company wrote-off the remaining unamortized portion of the deferred issuance costs of $2,854. As of December 31, 2005 and 2004, the total unamortized issuance costs for all outstanding convertible notes were $17,783 and $11,678, respectively.

Sale of Stock by a Subsidiary

The Company accounts for the sale of stock by a subsidiary of the Company in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Revenue Recognition

Revenue is derived from the Company’s Emdeon Business Services, Emdeon Practice Services, WebMD and Porex segments.

Through Emdeon Business Services, the Company generates revenue by selling transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. The Company also generates revenue by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communication basis. Additionally, the Company generates revenue by licensing decision support software and providing related support and maintenance for that decision support software, and by providing information technology consulting services to payers, including governmental payers. The Company charges healthcare payers annual license fees, which are based on the number of covered members, for use of its software and provides business and information technology consulting services to them on a time and materials basis. The professional consulting services the Company provides to certain governmental agencies are typically billed on a cost-plus fee structure.

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

Through Emdeon Practice Services, the Company licenses The Medical Manager, Intergy, HealthPro XL and Medware practice management systems, as well as certain other practice management systems and Intergy EHR electronic medical records system. The Company’s practice management systems are generally sold as multiple-element arrangements as these software arrangements typically include related hardware, support and maintenance agreements and implementation and training services. The Company also charges healthcare providers fees for transmitting, through Emdeon Network Services, transactions to payers and billing statements to patients. Revenue is recognized from these fees, which are generally paid on a per transaction or monthly basis, when the services are provided.

Software revenue is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all the delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately.

The vast majority of the Company’s practice management and medical records systems include support and maintenance agreements of the underlying software and hardware. These arrangements provide customers with rights to unspecified software product upgrades released during the term of the support period, as well as Internet and telephone access to technical support personnel. Revenue from support and maintenance agreements is recognized ratably over the term of the arrangement, typically one year or less. Additionally, many of the Company’s software arrangements include implementation and training services. Revenue from these services is accounted for separately from the software revenue, as they are not essential to the functionality of any other element of the software arrangement, and are generally recognized as the services are performed.

Through WebMD, the Company generates revenue from advertising which is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of the Company’s healthcare management tools and private portals is recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value, determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

Through Porex, the Company develops, manufactures and distributes porous plastic products and components. For standard products, revenue is recognized upon shipment of product, net of sales returns and allowances, in accordance with SAB No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recorded when persuasive evidence of an arrangement exists, delivery has occurred and all significant obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue is reversed at the time revenue is recognized.

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales, marketing, general and administrative expense in the accompanying consolidated statements of operations. Advertising expense totaled $23,176, $32,699 and $36,451 in 2005, 2004 and 2003, respectively. Included in advertising expense were non-cash advertising costs of $10,534, $17,925 and $21,942 in 2005, 2004 and 2003, respectively. These non-cash advertising costs resulted from the issuance of the Company’s equity securities in connection with past advertising agreements with certain service providers. The values of the equity securities issued were capitalized and are being amortized as the advertisements are broadcast or over the term of the underlying agreement. As of December 31, 2005 and 2004, the current portion of unamortized prepaid advertising costs was $7,424 and $10,630, respectively, and is included in prepaid expenses and other current assets. As of December 31, 2005 and 2004, the long-term portion of unamortized prepaid advertising costs was $12,104 and $19,958, respectively, and is included in other assets.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) and were not material in any of the periods presented.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s consolidated revenue in 2005, 2004 and 2003.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company places its short-term investments in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated securities.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$72,974	$39,334	$(17,006)
Add: Stock-based employee compensation expense included in reported net income (loss) (including stock-based employee compensation expense related to discontinued operations)	4,739	8,975	12,628
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,218)	(67,569)	(76,483)

Pro forma net income (loss)	$40,495	$(19,260)	$(80,861)

Net income (loss) per common share:
Basic — as reported	$0.21	$0.12	$(0.06)

Diluted — as reported	$0.21	$0.12	$(0.05)

Basic — pro forma	$0.12	$(0.06)	$(0.27)

Diluted — pro forma	$0.11	$(0.06)	$(0.27)

The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 15 for assumptions used in computing the fair value amounts above.

Net Income (Loss) Per Common Share

Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable exchangeable preferred stock. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted income (loss) per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive securities on the calculation of diluted income per common share was not material during any of the periods presented. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Years Ended December 31,
	2005	2004	2003

Numerator:
Income from continuing operations	$72,974	$39,334	$16,605
Loss from discontinued operations	—	—	(33,611)

Net income (loss)	$72,974	$39,334	$(17,006)

Denominator:
Common stock	331,109	311,721	304,858
Convertible redeemable exchangeable preferred stock	10,638	8,359	—

Weighted-average shares — Basic	341,747	320,080	304,858
Employee stock options, restricted stock and warrants	11,105	13,263	20,953

Adjusted weighted-average shares after assumed conversions — Diluted	352,852	333,343	325,811

Basic income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.11)

Net income (loss)	$0.21	$0.12	$(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.10)

Net income (loss)	$0.21	$0.12	$(0.05)

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

	Years Ended December 31,
	2005	2004	2003

Options and warrants	60,007	83,986	82,267
Convertible notes	42,016	55,129	55,129

	102,023	139,115	137,396

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance is to be applied prospectively in periods beginning after December 15, 2005. The Company believes the adoption of this FSP will not have a material impact on the consolidated financial statements of the Company.

In June 2005, the Company adopted EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”), which provides new guidance for assessing amortization periods for leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the initial lease term and acquired in a business combination. The guidance requires that the amortization of the leasehold improvement be based on the shorter of the useful life of the assets or a term that includes required lease periods and reasonably assured renewal periods. The adoption of EITF 05-06 in the second quarter of 2005 did not have a material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, will have no impact on the consolidated financial statements of the Company.

In December 2004, FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006. The Company will adopt the modified prospective transition method utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The modified prospective method requires that the Company begin recording compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R using the same grant date fair value and same expense attribution method used under SFAS 123. Additionally, upon adoption of SFAS 123R, the Company will apply the straight-line attribution method for all equity grants subsequent to January 1, 2006 rather than the accelerated method that we have used for all grants prior to January 1, 2006. The Company expects that the adoption of SFAS 123R will have a material impact on its consolidated financial statements. Had the Company adopted SFAS 123R in

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Company will apply the provisions in SFAS 153 prospectively on January 1, 2006 which the Company believes will not have a material impact on the consolidated financial statements of the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses and requires those expenses to be recognized in the period incurred. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company currently follows the provisions of SFAS 151 and no material impact has occurred on the consolidated financial statements of the Company.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Business Combinations

2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,603, comprised of $19,000 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $12,938 and an intangible asset subject to amortization of $7,000 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired, and $350 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation, goodwill of $24,692 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

2004 Acquisitions

On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The total purchase consideration for MedicineNet was approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. The Company accrued $7,250 as of December 31, 2005 for a cash payment expected to be paid during 2006 as a result of these thresholds being met during 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $9,991 and intangible assets subject to amortization of $6,600 were recorded in connection with the initial allocation of the purchase price. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $300 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the WebMD segment.

During October 2004, the Company acquired Esters Filtertechnik GmbH (“Esters”), a privately held distributor of porous plastic products and components. The total purchase consideration for Esters was approximately $3,333 comprised of $3,160 in cash, net of cash acquired, and $173 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $2,181 and an intangible asset subject to amortization of $1,200 were recorded. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is customer relationships with an estimated useful life of eleven years. The results of operations of Esters have been included in the financial statements of the Company from the closing date of the acquisition and are included in the Porex segment.

On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration for RxList was approximately $5,216 comprised of $4,500 in cash at the time of acquisition, $500 to be paid in 2006 and $216 of acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The Company accrued $2,387 as of December 31, 2005 for a cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the three months ended December 31, 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $4,181 and an intangible asset subject to amortization of $1,054 were recorded in connection with the initial allocation of the purchase price.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects that substantially all of the goodwill and the intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD segment.

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

On July 15, 2004, the Company acquired the assets of Epor, Inc. (“Epor”), a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547 comprised of $2,000 in cash at the time of acquisition, $490 to be paid over five years, of which $90 was paid during 2005, and $57 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $2,324 and an intangible asset subject to amortization of $200 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is a non-compete agreement with an estimated useful life of five years. The results of operations of Epor have been included in the financial statements of the Company from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.

On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 in connection with the first earn out year ending March 2005 (See Note 12 for additional information). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $28,266 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated useful life of five years. The results of operations of Dakota have been included in the financial statements of the Company from April 30, 2004, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Acquisitions

On December 22, 2003, the Company completed its acquisition of Medifax-EDI, Inc. (“Medifax”), a privately held company based in Nashville, Tennessee. Medifax provides real-time medical eligibility transaction services and other claims management solutions to hospitals, medical centers, physician practices and other medical organizations throughout the United States. These services enable healthcare providers to verify insurance coverage for their patients on a real-time basis. The total purchase consideration for Medifax was $268,428, comprised of $266,457 in cash, net of the cash acquired, and $1,971 of acquisition costs. Prior to closing, Medifax distributed its Pharmacy Services companies to its owner and these companies were not included in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $178,983 and intangible assets subject to amortization of $92,700 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $72,600 relating to customer relationships with estimated useful lives of fifteen years, $8,600 relating to acquired technology with an estimated useful life of five years, $8,400 relating to payer connections with estimated useful lives of fifteen years and $3,100 relating to a trade name with an estimated useful life of one year. The results of operations of Medifax from the closing date of the acquisition to December 31, 2003 were not material, thus the results of operations of Medifax have been included in the financial statements of the Company from January 1, 2004, and are included in the Emdeon Business Services segment.

On September 25, 2003, the Company completed its acquisition of Claims Processing Systems, Inc. (“CPS”), a privately held dental clearinghouse based in Hartford, Connecticut. The Company paid $5,583 in cash, net of the cash acquired, and $70 of acquisition costs for CPS and agreed to pay up to an additional $4,200 beginning in 2005 if certain revenue related milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or in cash. The additional payment may exceed $4,200 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels. In April 2005, the Company paid $1,960 in cash as a result of the achievement of certain financial milestones. The payment resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the contingent consideration payment discussed above, goodwill of $3,482 and an intangible asset subject to amortization of $2,392 were recorded in connection with initial allocation of the purchase price. The Company does not expect that the goodwill or intangible asset recorded will be deductible for tax purposes. The intangible asset is acquired technology with an estimated useful life of five years. The results of operations of CPS have been included in the financial statements of the Company from September 25, 2003, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

On July 17, 2003, the Company completed its acquisition of Advanced Business Fulfillment, Inc. (“ABF”), a privately held company based in St. Louis, Missouri. ABF provides healthcare paid-claims communications services for third-party administrators and health insurers. ABF’s services allow its customers to outsource print-and-mail activities for the distribution of checks, remittance advice and explanations of benefits. The total purchase consideration for ABF was approximately $112,651, comprised of $108,128 in cash, net of the cash acquired, and $4,523 of acquisition costs for all of the outstanding capital stock of ABF. Additionally, the Company agreed to pay up to an additional $150,000 beginning in April 2004 if certain financial milestones are achieved. The additional payment may be made over a three-year period by issuing shares of the Company’s common stock or, at the Company’s option in certain circumstances, in cash. The additional payment may exceed $150,000 if all or a portion of the additional payment is made by issuing shares of the Company’s stock and if the value of the Company’s stock exceeds certain price levels at the time

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of payment. The Company paid $17,455 in April 2004 and $40,434 in March 2005, in cash, as a result of the achievement of those financial milestones. In addition, the Company accrued $20,485 as of December 31, 2005 for a cash payment expected to be paid during 2006 related to ABF’s achievement of certain financial milestones during 2005. These payments and accruals resulted in increases to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the contingent consideration payment and accrual discussed above, goodwill of $61,128 and intangible assets subject to amortization of $47,000 were recorded in connection with the initial allocation of the purchase price. The Company expects that substantially all of the goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $41,000 relating to customer relationships with estimated useful lives of ten years, $4,900 relating to acquired unpatented technologies with estimated useful lives of nine months to six years and $1,100 relating to a trade name with an estimated useful life of three years. The results of operations of ABF have been included in the financial statements of the Company from July 17, 2003, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company that maintains a database containing physician practice information, and publishes a pocket-sized reference book containing physician practice and contact information. The total purchase consideration for LBB was approximately $10,061, comprised of $9,926 in cash, net of the cash acquired, and acquisition costs of $135. Additionally, the Company paid, in cash, $1,500 in April 2004 and $1,000 in April 2005 as a result of LBB achieving certain financial milestones during the years ending December 31, 2003 and 2004, respectively. These payments resulted in increases to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the contingent consideration payment discussed above, goodwill of $8,545 and intangible assets subject to amortization of $2,815 were recorded in connection with the initial allocation of the purchase price. The Company expects that substantially all of the goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of LBB have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the WebMD segment.

On April 30, 2003, the Company acquired the assets and assumed certain liabilities of Optate, Inc. (“Optate”), a provider of healthcare benefit decision support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and acquisition costs of $52. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the WebMD segment.

In 2003, the Company acquired seven practice services companies for an aggregate cost of $2,175, which was paid in cash, net of the cash acquired. Additionally, the Company will pay up to $675 beginning in 2004 if certain of the acquired companies meet specified financial milestones. During 2004, the Company paid $155 in cash as a result of the achievement of certain financial milestones. These payments resulted in an increase

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in goodwill. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective fair values. Excluding the contingent consideration payment discussed above, goodwill of $1,469 and intangible assets subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible assets are comprised of $351 related to non-compete agreements with estimated useful lives of three to five years and $703 related to customer relationships with estimated useful lives of nine years. The results of operations of these companies have been included in the financial statements of the Company from the respective acquisition closing dates and are included in the Emdeon Practice Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price (a)

2005
Conceptis	2,893	(2,940)	(288)	7,000	12,938	$19,603
HealthShare	1,925	(4,622)	(612)	8,500	24,692	29,883
2004
MedicineNet	1,081	(64)	(385)	6,600	17,241	24,473
Esters	151	—	(199)	1,200	2,181	3,333
RxList	—	—	(19)	1,054	6,568	7,603
ViPS	12,573	(5,436)	4,198	84,000	71,253	166,588
Epor	—	—	23	200	2,324	2,547
Dakota	2,587	(3,894)	(553)	13,100	28,266	39,506
2003
Medifax	10,122	(592)	(12,785)	92,700	178,983	268,428
CPS	400	—	(621)	2,392	5,442	7,613
ABF	10,276	—	(5,753)	47,000	139,502	191,025
LBB	2,568	(3,465)	(402)	2,815	11,045	12,561
Optate	—	(812)	84	710	4,070	4,052
Emdeon Practice Services Companies	82	(413)	(17)	1,054	1,624	2,330

(a)	The Total Purchase Price includes contingent consideration payments made or accrued for as of December 31, 2005.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the acquisitions of ViPS, Conceptis, HealthShare and MedicineNet, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The remaining acquisitions in 2005 and 2004 have been excluded as the pro forma impact of such acquisitions was not significant to the periods presented.

	Years Ended December 31,
	2005	2004

Revenue	$1,291,669	$1,224,676
Net income	$70,375	$36,860
Income per common share:
Basic	$0.21	$0.12

Diluted	$0.20	$0.11

3.	WebMD Health Corp. Initial Public Offering; Relationships between the Company and WHC

In May 2005, the Company formed WHC as a wholly-owned subsidiary to act as a holding company for the business of the Company’s WebMD segment and to issue shares in an initial public offering. In September 2005, the Company contributed to WHC the subsidiaries, the assets and the liabilities included in the Company’s WebMD segment. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock at $17.50 per share. This resulted in proceeds, net of underwriting discounts of $9,721, of approximately $129,142, which was retained by WHC to be used for working capital and general corporate purposes. The Company incurred approximately $5,800 of legal, accounting, printing and other expenses related to the offering.

The Company owned, on December 31, 2005, the 48,100,000 shares of WHC Class B Common Stock that it owned at the time of the initial public offering, representing ownership of 85.8% of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of December 31, 2005, 96.7% of the combined voting power of WHC’s outstanding Common Stock. Each share of WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than a majority owned subsidiary of the Company or a successor of the Company. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.

The Company recorded a gain on the sale of WHC Class A Common Stock of approximately $82,275, which was reflected as an adjustment to additional paid-in capital in accordance with SAB 51. The Company’s final determination was not to record any deferred taxes related to the SAB 51 gain, as under current federal tax rules and regulations, it has the ability to recover its investment in WHC on a tax free basis. Although the Company presently has no intent to dispose of its interest in WHC, were such a transaction under consideration, the Company would expect to pursue a tax free structure. In the event a tax free structure was

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not feasible, a provision for taxes would be recorded at the time of any such transaction. As of December 31, 2005, the minority stockholders’ proportionate share of the equity in WHC of $43,229 is reflected as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income in WHC from the date of the initial public offering through December 31, 2005 was $908.

The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company will receive an amount that reasonably approximates its cost of providing services to WHC. The Company has agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from the Company and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. On January 31, 2006, the Company entered into additional agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees, as defined in the agreements. The new agreements cover a term of five years. On February 15, 2006, the Company amended the Tax Sharing Agreement with WHC. Under the amended Tax Sharing Agreement, the Company will compensate WHC for any use of WHC’s net operating losses that may result from certain extraordinary transactions as defined in the Tax Sharing Agreement, including a sale of Emdeon Business Services and Emdeon Practice Services.

4.	Significant Transactions

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

The Company had the right to extend the original agreement for an additional three-year term if the Company’s revenue share did not exceed certain thresholds during the original three-year term. These thresholds were not met and the Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenues and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenues. Included in the accompanying consolidated statement of operations during 2005, 2004 and 2003 is revenue of $7,805, $7,242 and $5,087, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales team. Also included in revenue during 2005 and 2004 is revenue of $5,951 and $3,754, respectively, related to such guarantee.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

News Corporation

In connection with the strategic relationship with News Corporation entered into in 2000 and amended in 2001, the Company received the rights to an aggregate of $205,000 of advertising services from News Corporation to be used over ten years expiring in 2010 in exchange for equity securities of the Company. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contract limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. Also as part of the same relationship the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year. The remaining current and long-term portions of the prepaid advertising services are included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

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

After the mergers with Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company in September 2000, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplication and redundancies that resulted from these and certain prior acquisitions and consolidating the Company’s operational infrastructure into a common platform. The Company’s restructuring and integration efforts continued in 2001, which included eliminating functions resulting from the Company’s acquisition of Medscape and restructuring certain strategic relationships the Company had with third parties. During 2003, the Company made cash payments of $7,620, related to its 2000 and 2001 restructuring plans, primarily associated with lease payments of previously vacated facilities.

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

As of December 31, 2005, the Company did not have any remaining obligations related to its 2000 and 2001 restructuring plans.

6.	Discontinued Operations

On August 1, 2003, the Company completed the sale of two operating units of Porex, Porex Bio Products, Inc. (“Porex Bio”) and Porex Medical Products, Inc. (“Porex Medical”) to enable Porex to focus on its porous materials businesses. Accordingly, the historical financial information of these operating units has been reclassified as discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2003. The operating units were sold in two separate transactions for an aggregate sales price of $46,500. An impairment charge of $33,113 was recorded in the 2003 results to reduce the long-lived

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of Porex Bio and Porex Medical to fair value. The write-down consisted of $27,564 of goodwill, $4,162 of trade name and patent intangibles and $1,387 of other long-lived assets consisting primarily of manufacturing equipment. The impairment charge was based on the fair value of the divested businesses as determined by the expected proceeds from disposition. During the three months ended September 30, 2003, the Company recorded a loss on disposal of $3,491, primarily representing certain costs related to the disposition, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. Summarized operating results for the discontinued units through August 1, 2003 were as follows:

For the
Period
January 1, 2003
through
August 1, 2003

Revenue	$31,004

Loss from operations	$30,120
Loss on disposal	3,491

Loss from discontinued operations, net of income taxes	$33,611

7.	Convertible Redeemable Exchangeable Preferred Stock

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

The Preferred Stock has a liquidation preference of $100,000 in the aggregate and is convertible into 10,638,297 shares of the Company’s common stock in the aggregate, representing a conversion price of $9.40 per share of common stock. The Company may not redeem the Preferred Stock prior to March 2007. Thereafter, the Company may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by the Company prior to March 2008 shall be subject to the condition that the average closing sale price of the Company’s common stock is at least $13.16 per share, subject to adjustment. The Company is required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to the liquidation preference of the Preferred Stock, payable in cash or, at the Company’s option, in shares of the Company’s common stock. If the Company’s common stock is used to redeem the Preferred Stock, the number of shares to be issued will be determined by valuing the common stock at 90% of its closing price during the 15 trading days preceding redemption. Additionally, the holders of the Preferred Stock may require the Company to repurchase the Preferred Stock upon a change in control of the Company at a price equal to the liquidation preference of the Preferred Stock, payable in cash.

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

EMDEON CORPORATION

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

The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. In 2005 and 2004, $234 and $184, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock, included within stockholders’ equity.

8.	Convertible Notes

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

The 3 1/8% Notes are convertible into an aggregate of 19,273,393 shares of the Company’s common stock (representing a conversion price of $15.57 per share). Holders of the 3 1/8% Notes may require the Company to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require the Company to repurchase the 3 1/8% Notes upon a change in control of the Company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at the Company’s option, in shares of the Company’s common stock or in a combination of cash and shares of the Company’s common stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable, at the option of the Company, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 2, 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes. Prior to the redemption, the holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $9.26 per share. The Company redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. In connection with this transaction, the Company wrote-off the remaining unamortized portion of its deferred issuance costs related to the 3 1/4% Notes of $2,854, of which $2,009 was reflected as a reduction to additional paid-in capital, representing the portion related to the 3 1/4% Notes converted by the holders. The write-off of the remaining unamortized deferred issuance costs related to the portion of the 3 1/4% Notes that was redeemed, and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other expense (income) in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.

9.	Segment Information

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before restructuring, interest, taxes, non-cash and other items. Other items include legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC. In addition, other items include a charge related to the redemption of the 3 1/4% Notes (see Note 8), costs and expenses related to the settlement of the McKesson HBOC litigation and gain (loss) on sale of property and equipment. Non-cash expenses are related to advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, as

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as stock-based compensation expense, which primarily relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.

Reclassification of Segment Information.  On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock. Also during the three months ended September 30, 2005, the Company entered into a Services Agreement with WHC and modified its segment reporting. Descriptions of the initial public offering and the Services Agreement are included in Note 3. The Company’s segment reporting has been modified to reflect the services fee it charges to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS 131, the Company has reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $5,117, $6,591 and $6,259 in 2005, 2004 and 2003, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income (loss) are presented below:

	Years Ended December 31,
	2005	2004	2003

Revenue
Emdeon Business Services	$758,851	$686,585	$505,729
Emdeon Practice Services	304,175	296,115	302,640
WebMD	168,238	134,317	110,665
Porex	79,124	77,099	71,940
Inter-segment eliminations	(33,509)	(33,765)	(26,994)

	$1,276,879	$1,160,351	$963,980

Earnings before restructuring, interest, taxes, non-cash and other items
Emdeon Business Services	$154,512	$131,834	$94,218
Emdeon Practice Services	29,378	14,533	20,924
WebMD (a)	27,546	26,307	18,639
Porex	22,524	22,650	20,532
Corporate (a)	(50,301)	(51,791)	(43,992)

	183,659	143,533	110,321
Restructuring, interest, taxes, non-cash and other items
Depreciation, amortization and other	(71,767)	(57,765)	(62,434)
Non-cash advertising and distribution services	(10,870)	(18,826)	(24,298)
Non-cash stock-based compensation	(4,739)	(8,975)	(12,449)
Legal expense	(17,835)	(9,230)	(3,959)
(Loss) gain on investments	(6,365)	457	1,659
Restructuring and integration charge	—	(4,535)	—
Interest income	21,531	18,717	22,901
Interest expense	(16,324)	(19,253)	(15,214)
Other (expense) income, net	(3,765)	121	4,218
Minority interest in WebMD Health Corp., net of tax	(908)	—	—
Income tax benefit (provision)	357	(4,910)	(4,140)

Income from continuing operations	72,974	39,334	16,605
Loss from discontinued operations	—	—	33,611

Net income (loss)	$72,974	$39,334	$(17,006)

(a)	Earnings before restructuring, interest, taxes, non-cash and other items during the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.

The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue generated from foreign customers of the continuing operations of the Company’s Porex and WebMD segments was $38,254, $33,315 and $31,320 in 2005, 2004 and 2003, respectively. Long-lived assets based in foreign facilities were $41,879 and $19,020 as of December 31, 2005 and 2004, respectively.

10.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Computer equipment	$76,358	$61,373
Land and buildings	17,520	17,847
Office equipment, furniture and fixtures	56,354	45,695
Software	52,055	35,195
Leasehold improvements	20,183	9,727
Construction in process	13,122	12,581

	235,592	182,418
Less: accumulated depreciation	(119,560)	(92,741)

Property and equipment, net	$116,032	$89,677

Depreciation expense was $35,418, $28,895 and $25,926 in 2005, 2004 and 2003, respectively.

Goodwill and Intangible Assets

SFAS No. 141, “Business Combinations” (“SFAS 141”) requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the quarters ended December 31, 2005, 2004 and 2003.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004 were as follows:

	Emdeon	Emdeon
	Business	Practice
	Services	Services	WebMD	Porex	Total

Balance as of January 1, 2004	$582,088	$186,709	$36,843	$38,808	$844,448
Acquisitions during the period	99,829	—	14,942	4,122	118,893
Contingent consideration for prior period acquisitions	60,955	155	1,500	—	62,610
Tax reversals(a)	(7,141)	(7,321)	—	—	(14,462)
Adjustments to finalize purchase price allocations	(1,263)	—	(116)	—	(1,379)
Effects of exchange rates	—	—	—	454	454

Balance as of January 1, 2005	734,468	179,543	53,169	43,384	1,010,564
Acquisitions during the period	—	—	36,079	—	36,079
Contingent consideration for prior period acquisitions	19,379	30	10,638	—	30,047
Tax reversals (a)	(674)	—	—	(600)	(1,274)
Adjustments to finalize purchase price allocations	(307)	—	783	383	859
Effects of exchange rates	—	—	—	(726)	(726)

Balance as of December 31, 2005	$752,866	$179,573	$100,669	$42,441	$1,075,549

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company reduced goodwill and accrued liabilities by $230 and $600 for the Emdeon Business Services and Porex segments, respectively, during 2005 and by $7,141 and $7,321 for the Emdeon Business Services and Emdeon Practice Services segments, respectively, during 2004. The net reduction primarily related to the favorable resolution of estimated tax liabilities established in connection with certain 2000 acquisitions. Additionally, during 2005, the Company reduced goodwill by $444 as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions within the Emdeon Business Services segment.

Intangible assets subject to amortization consist of the following:

	December 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$377,356	$(233,319)	$144,037	$369,704	$(217,874)	$151,830
Technology and patents	236,421	(169,565)	66,856	234,722	(155,687)	79,035
Trade names	40,716	(30,432)	10,284	40,716	(26,923)	13,793
Non-compete agreements, content and other	24,913	(5,580)	19,333	17,920	(2,069)	15,851

Total	$679,406	$(438,896)	$240,510	$663,062	$(402,553)	$260,509

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $36,349, $28,870 and $35,763 in 2005, 2004 and 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31,

2006	$34,864
2007	34,110
2008	31,112
2009	22,112
2010	15,491
Thereafter	102,821

Total	$240,510

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004

Accrued outside services	$12,410	$13,142
Accrued acquisition contingent consideration	30,122	43,500
Accrued compensation	46,177	40,001
Accrued customer deposits	21,570	19,804
Accrued income, sales and other taxes	21,911	27,770
Other accrued liabilities	54,191	54,094

Total accrued expenses	$186,381	$198,311

12.	Commitments and Contingencies

Legal Proceedings

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of the Company, which was first learned about on September 3, 2003. Based on the information available to the Company, it believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary, a predecessor to the Company’s Emdeon Practice Services, Inc. subsidiary (“Medical Manager Health Systems”). The Company has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, the Board of Directors of the Company has formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct the Company’s response to the allegations that have been raised.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager Health Systems to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager Health Systems and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager Health Systems acquired companies; causing companies acquired by Medical Manager Health Systems to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager Health Systems and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager Health Systems’ quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager Health Systems to enter into sham purchases of software from Medical Manager Health Systems in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager Health Systems to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager Health Systems and its parents; and causing Medical Manager Health Systems to book and record sales and training revenue before the revenue process was complete in accordance with Generally Accepted Accounting Principles and thereby fraudulently inflating Medical Manager Health Systems reported revenues and earnings. According to the Informations to which the former employees have plead guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager Health Systems and its parents being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings being overstated by at least one cent per share in every quarter during that period.

The documents filed by the United States Attorney in January 2005 stated that the former employees engaged in their fraudulent conduct “in concert with senior management,” and “at the direction of senior Medical Manager officers.” In its statement at that time, the United States Attorney for the District of South Carolina stated that “the senior management and officers referred to in the Court documents were members of senior management of the Medical Manager subsidiary during the relevant time period.”

On December 15, 2005, the United States Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems, who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of the Company, who was most recently employed by the Company as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, the Company does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. The Company understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of the Company’s management. The Company has not uncovered information that it believes would require a restatement for any of the years covered by its financial statements. In addition, the Company believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of the Company to the extent required.

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

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including the Company), the affected insurance companies and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for the Company’s insurance carriers, not the Company, to pay the Company’s pro rata share.

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

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February  15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On August 31, 2005, the court ordered that notice be mailed to the class members beginning on November 15, 2005, and no later than January 15, 2006, and scheduled a hearing for final approval of the settlement for April 24, 2006.

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

Certain of the actions against Porex have been dismissed, where it was determined that the implant in question was not distributed by Porex. In addition, as of the date of this Annual Report, approximately 300 actions have been settled by the manufacturer, or by Porex’s insurance carriers, without material cost to Porex. As of the date of this Annual Report, no implant-related claims were pending against Porex. During calendar years 2005, 2004 and 2003, there were no implant-related claims made against Porex by individuals, as compared to two claims during each of 2002, 2001 and 2000, 39 claims during 1999 and nine claims during 1998. The majority of claims made during 1999 were claims that were filed by individuals following a court ruling in 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel

In April 2004, the Company, through its Emdeon Business Services segment, acquired Dakota Imaging, Inc., a provider of automated healthcare claims processing technology and business process outsourcing services.

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

The parties have agreed to engage in a non-binding mediation of all disputes before a Federal magistrate judge in the United States District Court for the District of Delaware. The mediation is expected to occur in late March or early April 2006.

M.D. On-Line, Inc. Litigation

On August 18, 2005, a lawsuit was filed by M.D. On-Line, Inc. in the U.S. District Court for the District of New Jersey against the Company and two of its subsidiaries. The complaint alleges claims of Federal trademark infringement, unfair competition and false designation of origin and state trademark infringement and unfair competition as a result of use of the name “Emdeon” by the Company and its subsidiaries. The complaint seeks monetary damages in excess of $150 and an injunction to cause the Company and its subsidiaries to cease using the name “Emdeon.” A hearing on M.D. On-Line’s preliminary injunction application was held on September 22, 2005. After hearing argument from both parties, the Court denied M.D.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On-Line’s application. The Court issued a written opinion and Order denying the preliminary injunction application on October 6, 2005. The parties are currently engaged in the discovery process in this litigation.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc., alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Court granted a motion by Micropore for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex has filed to appeal that ruling. Porex is continuing to pursue its breach of contract claims.

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of WHC. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The case is now expected to proceed to the responsive pleading stage.

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

Leases

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of useful life or lease term. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. Included in other long-term liabilities as of December 31, 2005 and 2004 was $9,390 and $3,217, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2016. Total rent expense for all operating leases was approximately $23,213, $20,415 and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$19,486 in 2005, 2004 and 2003, respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 2005 were as follows:

Years Ending December 31,

2006	$22,511
2007	19,610
2008	17,484
2009	11,480
2010	8,804
Thereafter	20,295

Total minimum lease payments	$100,184

Other Contingencies

The Company provides certain indemnification provisions within its license agreements to protect the other party from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its products and services. The Company has not incurred a liability relating to any of these indemnification provisions in the past and management believes that the likelihood of any future payment relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period of these indemnification provisions.

13.	Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its employees. During 2005, the Company amended one of the defined contribution retirement plans to provide for Company matching contributions. Certain of these plans provide for discretionary contributions and, as a result of this amendment, substantially all of the plans provide for Company matching contributions. The Company has recorded expenses related to these plans of $3,308, $1,621 and $1,531 for 2005, 2004 and 2003, respectively.

14.	Stockholders’ Equity

Common Stock

Tender Offer

On November 23, 2005, the Company commenced a tender offer to purchase shares of its common stock (“Tender Offer”). On December 21, 2005, the Tender Offer was completed and, as a result, the Company repurchased 66,905,919 shares of its common stock at a price of $8.20 per share. The total cost of the Tender Offer was approximately $549,268, which includes approximately $640 of costs directly attributable to the purchase.

Stock Repurchase Program

On March 29, 2001, the Company announced a stock repurchase program (the “Program”). Under the Program, the Company was originally authorized to use up to $50,000 to purchase shares of its common stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under the Program was subsequently increased to $100,000, $150,000, $200,000 and $345,000 on November 2, 2001, November 7, 2002, August 19, 2004 and November 1, 2005, respectively. As of December 31, 2005, the Company had repurchased 29,126,986 shares at a cost of approximately $159,714 under the Program, of which 2,541,000 shares were repurchased during 2005 for an aggregate purchase price

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $21,246, 4,272,630 shares were repurchased during 2004 for an aggregate purchase price of $32,110 and 2,322,196 shares were repurchased during 2003 for an aggregate purchase price of $20,316. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets. On November 23, 2005, in connection with the Tender Offer, the Company announced the termination of the Program.

On January 23, 2006, the Company announced the authorization of a new stock repurchase program (“New Repurchase Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the New Repurchase Program was increased to $68,000.

Preferred Stock

In November 2003, the Board of Directors eliminated the designation of the Series B Preferred and restored all the shares to the status of authorized and unissued shares of preferred stock.

On September 23, 2004, two related proposals were approved at the Company’s annual meeting of stockholders. The first proposal reduced the number of authorized shares of the Company’s Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000 (the amount issued and outstanding). The other proposal authorized the Company’s Board of Directors to approve the issuance of up to 4,990,000 shares of preferred stock from time to time in one or more series, to establish from time to time the number of shares to be included in any such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No shares have been issued pursuant to that authority and the 10,000 shares of Convertible Redeemable Exchangeable Preferred Stock are the only shares of preferred stock of the Company that are issued and outstanding. For a description of the Company’s Convertible Redeemable Exchangeable Preferred Stock, see Note 7.

Warrants

The Company has warrants outstanding to purchase 5,560,038 shares of common stock which are all vested and exercisable. The following table summarizes information with respect to warrants outstanding at December 31, 2005:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
Exercise Prices	Shares	Exercise Price	Life (In Years)

$0.67-$9.25	2,417,944	$9.23	2.35
$15.00	3,000,000	15.00	1.13
$30.00	42,094	30.00	2.48
$38.13	100,000	38.13	0.02

	5,560,038	$13.02	1.65

During 2005, 2004 and 2003, warrants to purchase a total of 1,416,668 shares, 2,302,706 shares and 1,729,713 shares, of the Company’s common stock at a weighted average exercise price of $1.53 per share, $5.14 per share and $5.33 per share, respectively were exercised. Also during 2005, 2004 and 2003, warrants to purchase a total of 599,197 shares, 15,691,782 shares and 241,018 shares, of the Company’s common stock at a weighted average price of $8.04 per share, $27.35 per share and $11.43 per share, respectively, expired.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock-Based Compensation Plans

Emdeon Corporation

The Company has various stock compensation plans (collectively, the “Plans”) for directors, officers and key employees that provide for non-qualified and incentive stock options and restricted stock grants. An aggregate of 11,298,097 shares of common stock were available for grant under the Plans at December 31, 2005. In addition to the Plans, the Company has granted options to certain directors, officers and key employees. At December 31, 2005, there were options to purchase 5,887,700 shares of the Company’s common stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are generally granted at prices not less than the fair market value of the Company’s common stock on the date of grant.

The Company records deferred stock compensation related to stock options as a component of stockholders’ equity when the exercise price is lower than the deemed fair value of common stock on the date stock options are granted. No deferred stock compensation related to stock options was recorded in 2005, 2004 or 2003. Deferred stock compensation was recorded in 2000 as a result of the unvested portion of options assumed in connection with certain 2000 acquisitions and options granted during 2000 with exercise prices less than fair market value of the common stock on the date of grant. At December 31, 2005, there was no remaining deferred compensation related to stock options.

The Company recorded stock compensation expense for stock options, primarily related to deferred stock compensation recorded in 2000, of $462, $3,821 and $11,319 in 2005, 2004 and 2003, respectively.

The following table summarizes activity for the Company’s stock option plans for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at the beginning of the year	106,257,252	$12.44	104,760,726	$12.86	108,232,050	$12.73
Granted	3,920,913	9.03	19,230,750	8.31	12,326,350	9.88
Exercised	(9,235,018)	4.81	(7,796,440)	4.42	(8,773,510)	4.73
Cancelled	(12,760,052)	13.37	(9,937,784)	15.18	(7,024,164)	15.82

Outstanding at the end of the year	88,183,095	12.96	106,257,252	12.44	104,760,726	12.86

Exercisable at the end of the year	69,309,116	$14.08	77,325,908	$13.72	73,927,473	$14.03

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
		Price	Contractual		Price
		Per	Life		Per
Exercise Prices	Shares	Share	(In Years)	Shares	Share

$0.25-$6.00	8,849,513	$4.33	4.74	8,253,501	$4.30
$6.04-$8.05	9,150,073	6.85	6.34	5,110,935	6.53
$8.09-$8.59	10,388,083	8.51	8.08	3,477,588	8.48
$8.60-$11.00	9,000,822	9.35	7.76	3,638,986	9.42
$11.05-$11.55	9,383,986	11.54	4.43	9,364,362	11.55
$11.56-$13.38	10,960,458	12.45	5.11	9,338,584	12.58
$13.50-$15.60	9,035,323	14.09	3.89	9,035,323	14.09
$15.88-$18.20	9,093,988	16.59	4.56	9,093,988	16.59
$18.33-$30.45	9,939,478	24.57	3.84	9,614,478	24.72
$30.65-$105.00	2,381,371	42.79	3.93	2,381,371	42.79

	88,183,095	$12.96	5.39	69,309,116	$14.08

The pro forma information presented in Note 1 has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS 123 using an accelerated attribution method. The weighted average fair value for options to purchase the Company’s common stock was $3.68, $3.68 and $5.64 during 2005, 2004 and 2003, respectively, and was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	0.50	0.58	0.85
Risk free interest rate	3.48%	1.70%	1.33%
Expected post-vesting option lives (years)	0.75-3.0	0.75-3.0	0.75-3.0

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

The Company records deferred stock compensation related to restricted stock awards as a component of stockholders’ equity based on the fair market value of common stock on the date of the award. The Company recorded stock compensation expense related to restricted stock awards of $3,319, $5,154 and $1,130 in 2005, 2004 and 2003, respectively, based on the graded vesting method over the respective vesting periods of the awards.

During 2005, the Company granted 239,000 restricted stock awards with a weighted average fair value of $9.38 per share. During 2004, the Company granted 1,584,800 restricted stock awards with a weighted average fair value of $8.20 per share. There were no restricted stock awards during 2003. Approximately 482,000,

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

71,000 and 96,000 restricted stock awards vested during 2005, 2004 and 2003, respectively. Approximately 352,000, 92,000 and 87,000 restricted stock awards were cancelled during 2005, 2004 and 2003, respectively. There were 1,042,557 restricted stock awards that were unvested as of December 31, 2005.

  Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “1998 Purchase Plan”), became effective upon the completion of the Company’s initial public offering on February 10, 1999. The 1998 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. Prior to an amendment to the 1998 Purchase Plan on November 1, 2002, the purchase price of the stock was 85% of the lesser of the fair market value on the first and last day of each purchase period. Effective with the November 1, 2002 amendment, the purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of December 31, 2005, a total of 6,218,561 shares of the Company’s common stock were reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in 2000, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. A total of 383,658, 393,228 and 345,575 shares were issued under the 1998 Purchase Plan during 2005, 2004 and 2003, respectively.

WebMD Health Corp.

Stock Options and Restricted Stock Awards

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). The maximum number of shares of WHC Class A Common Stock that will be subject to options or restricted stock awards under the WHC Plan is 7,150,000, subject to adjustment in accordance with the terms of the WHC Plan. Generally, options under the WHC Plan vest and become exercisable ratably over a four year period based on their individual grant dates. The options granted under the WHC Plan expire within ten years from the date of grant. Options are generally at prices not less than the fair market value of common stock on the date of grant. During 2005, WHC granted to employees 4,951,521 shares of WHC Class A Common Stock, of which approximately 4,574,900 shares were in the form of options to purchase shares of WHC Class A Common Stock at a weighted average exercise price of $18.31 and 376,621 shares were in the form of restricted WHC Class A Common Stock with a weighted average fair value of $17.55. None of these options or restricted stock awards were vested or exercised as of December 31, 2005. The Company recorded stock compensation expense related to WHC restricted stock awards of $874 in 2005 based on the graded vesting method over the respective vesting periods of the awards.

The pro forma information presented in Note 1 has been determined as if all employee stock options granted by WHC were accounted for under the fair value method of SFAS 123 using an accelerated attribution method. The weighted average fair value for options to purchase WHC Class A Common Stock was $8.75 during 2005 and was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2005

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.05%
Expected post-vesting option lives (years)	0.75-3.0

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$812,688	$770,471
Capital loss carryforwards	7,422	4,623
Restructuring costs	—	541
Research and development tax credits	18,875	17,591
Other accrued expenses	34,335	53,478
Allowance for doubtful accounts	4,769	5,067
Depreciation	4,407	4,674
Intangible assets	84,242	64,608
Prepaid assets	5,774	7,043
Other	6,302	4,465

Total deferred tax assets	978,814	932,561
Valuation allowance	(953,289)	(915,452)

Net deferred tax assets	25,525	17,109

Deferred tax liabilities:
Tax basis	(2,608)	(2,541)
Convertible subordinated notes	(21,958)	(12,212)
Other	(1,610)	(2,356)

Total deferred tax liabilities	(26,176)	(17,109)

Net deferred tax assets and liabilities	$(651)	$—

	December 31,
	2005	2004

Reported as:
Current deferred tax assets and liabilities	$43,113	$60,859
Valuation allowance	(43,113)	(60,859)

Current deferred tax assets, net	—	—

Non-current deferred tax assets and liabilities	909,525	854,593
Valuation allowance	(910,176)	(854,593)

Non-current deferred tax liabilities, net	(651)	—

Net deferred tax assets and liabilities	$(651)	$—

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision was as follows:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$(5,742)	$—	$—
State	459	2,873	1,912
Foreign	4,494	2,037	2,228

Current income tax (benefit) provision	(789)	4,910	4,140

Deferred:
Foreign	(12)	—	—

Deferred income tax benefit	(12)	—	—

Reversal of valuation allowance applied to goodwill	444	—	—

Total income tax (benefit) provision	$(357)	$4,910	$4,140

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003

United States federal statutory rate	35.0%	34.0%	34.0%
State income taxes (net of federal benefit)	2.2	4.0	3.3
Minority interest	0.4	—	—
Goodwill amortization	(5.7)	(9.1)	(12.3)
Valuation allowance	3.9	(15.4)	(2.0)
Cumulative effect of change in tax rate	(32.5)	—	—
Settlement of tax contingencies	(8.3)	—	—
Benefit applied to reduce goodwill	0.6	—	—
Other	3.9	(2.4)	(3.0)

Effective income tax rate	(0.5)%	11.1%	20.0%

As of December 31, 2005, a valuation allowance was established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate will be reduced. The valuation allowance excludes the impact of any deferred items related to certain of the Company’s foreign operations as the realization of the deferred items for these operations is likely. These net foreign deferred tax liabilities in the amount of $651 are included in other long-term liabilities in the accompanying consolidated balance sheets.

The valuation allowance for deferred tax assets increased (decreased) by $37,837 and ($11,315) in 2005 and 2004, respectively.

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.1 billion, which expire in 2006 through 2026, capital loss carryforwards of approximately $19,032, which expire in 2009 through 2011, and federal tax credits of approximately $19,162,

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which expire in 2006 through 2026. Approximately $434,062 and $172,312 of these net operating loss carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The income tax benefit for 2005 includes a provision for federal taxes of $444 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. In addition, in 2005 the Joint Committee of the Internal Revenue Service completed its review of claims related to 2001 and 2002. The 2005 federal tax benefit reflects approximately $5,742 of a reduction in tax expense primarily as a result of the reevaluation of our liabilities and contingencies in light of the completion of the review. Adjustments to the Company’s tax provision to reflect these changes in estimates were primarily made in the fourth quarter.

Some of the Company’s operating companies are profitable in certain states in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $2,085, $2,873, and $1,912 related to state and other jurisdictions during 2005, 2004 and 2003, respectively. In addition, the state tax provision in 2005 reflects approximately $1,626 of a reduction in tax expense related to discrete items associated with the reversal of contingencies for various statute expirations.

The income tax (benefit) provision for 2005, 2004 and 2003 includes $4,482, $2,037 and $2,228, respectively, related to non-U.S. income taxes of certain of the Company’s foreign operations. The non-U.S. income of these foreign operations included in income from continuing operations before income tax (benefit) provision was $7,634, $5,151 and $5,879 for 2005, 2004 and 2003, respectively.

As of December 31, 2005, 2004 and 2003, cumulative undistributed earnings of the Company’s foreign operations were $25,878, $23,248 and $20,220, respectively. No U.S. income taxes have been provided for since the Company considers the undistributed earnings to be permanently reinvested for continued use in the Company’s foreign subsidiaries’ operations. Upon repatriation of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2005		December 31, 2004
	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$159,510	$159,510	$46,019	$46,019
Short-term investments	268,109	267,387	62,077	61,675
Marketable securities — long term	1,492	4,481	516,188	515,881
Liabilities:
Convertible notes	650,000	537,000	649,999	615,124
Convertible redeemable exchangeable preferred stock	98,533	96,500	98,299	94,750

As of December 31, 2005 and 2004, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, municipal bonds, asset backed securities, Federal Agency Notes and U.S. Treasury Notes, and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale.

In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value, gains and losses relating to the Company’s investments in debt and equity securities:

	December 31, 2005				December 31, 2004
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-Term Certificate of deposits and marketable debt securities	$268,109	$11	$733	$267,387	$62,077	$—	$402	$61,675

Long-Term Marketable debt securities	$—	$—	$—	$—	$514,696	$1,633	$4,465	$511,864
Equity securities	1,492	2,991	2	4,481	1,492	2,527	2	4,017

Total	$1,492	$2,991	$2	$4,481	$516,188	$4,160	$4,467	$515,881

As of December 31, 2005, the gross unrealized losses related to short-term debt securities are primarily due to a decrease in the fair value of these instruments as a result of an increase in interest rates during the year ended December 31, 2005 and have been in a loss position for less than twelve months. The Company has determined that the gross unrealized losses on its short-term debt securities at December 31, 2005 are temporary in nature.

During 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated for the redemption of the 3 1/4% Notes. The loss represented the excess of the original book value of those investments over the market value at

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2005, the period in which the loss was recorded. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, during 2005, the Company sold investments in available-for-sale marketable debt securities for proceeds of $1,063,606. The Company realized a gain of $1,961 and realized a loss of $4,075 in connection with these sales. These gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

During 2004, the Company sold investments in available-for-sale marketable debt securities for proceeds of $1,252,851. The Company realized a gain of $198 and realized a loss of $84 in connection with these sales. Additionally, the Company sold a portion of its investments in marketable equity securities for proceeds of $640, which resulted in a gain of $343. The proceeds from these sales have been included in proceeds from maturities and sales of available-for-sale securities in the accompanying consolidated statements of cash flows and the gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

During 2003, three of the Company’s investments in held-to-maturity debt securities were called for early redemption by the issuer for net proceeds of $155,000. As a result of the redemption, the Company realized a gain of $285 reflecting the difference between the proceeds received and the related carrying amount of the investment. In addition, the Company sold its investments in available-for-sale marketable debt securities for proceeds of $1,075,510. A portion of these proceeds were used to finance the Medifax acquisition on December 22, 2003. The Company realized a loss of $1,599 in connection with the sales. Additionally, during 2003, the Company sold a portion of its investments in marketable equity securities for proceeds of $4,387, which resulted in a gain of $2,973. The proceeds from these sales have been included in proceeds from maturities and sales of available-for-sale securities and proceeds from maturities and redemptions of held-to-maturity securities in the accompanying consolidated statements of cash flows and the gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

18.	Related Party Transactions

In 2004, the Company’s WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC) to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $2,960 and $817 in 2005 and 2004, respectively, and $1,068 and $984 was included in accounts receivable as of December 31, 2005 and 2004, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 15.5% of the Company’s common stock and 19.0% of WHC Class A Common Stock as of December 31, 2005. Affiliates of FMR Corp. provide services to the Company in connection with certain of the Company’s 401(k) plans. During 2005 and 2004, the aggregate amount charged to the Company for these services was approximately $38 and $44, respectively.

The Company leases property in Alachua, Florida for its Emdeon Practice Services segment that is owned by a former executive officer of the Company. The term of the lease is through March 31, 2009. The Company is responsible for all real estate taxes, insurance and maintenance related to this property. During 2005, 2004 and 2003, the Company paid rent under this lease of approximately $1,253, $1,203 and $1,087, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding (losses) gains on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive (loss) income:

	Years Ended December 31,
	2005	2004	2003

Foreign currency translation (losses) gains	$(3,326)	$2,118	$3,285
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains	(3,389)	(10,124)	3,078
Less: reclassification adjustment for net gains (losses) realized in net income	(6,365)	457	1,659

Net unrealized gains (losses) on securities	2,976	(10,581)	1,419

Other comprehensive (loss) income	(350)	(8,463)	4,704
Net income (loss)	72,974	39,334	(17,006)

Comprehensive income (loss)	$72,624	$30,871	$(12,302)

The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Accumulated other comprehensive income includes:

	Years Ended December 31,
	2005	2004	2003

Unrealized gains (losses) on securities	$2,267	$(709)	$9,872
Foreign currency translation gains	5,340	8,666	6,548

Total accumulated other comprehensive income	$7,607	$7,957	$16,420

20.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2005	2004	2003

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,131	$16,190	$12,714

Taxes paid, net of refunds	$5,727	$5,635	$7,215

Supplemental Schedule of Non-Cash Investing and Financing activities:
Conversion of 3 1/4% Notes to Emdeon common stock	$214,880	$—	$—

Accretion of convertible redeemable exchangeable preferred stock	$234	$184	$—

Deferred stock compensation related to restricted stock awards	$2,241	$13,001	$25

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2005 and 2004. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$303,934	$322,556	$323,153	$327,236
Cost of operations	172,163	181,950	182,910	180,024
Development and engineering	14,640	14,457	14,681	14,716
Sales, marketing, general and administrative	82,137	83,533	82,348	85,270
Depreciation and amortization	16,504	17,541	18,895	18,827
Legal expense	4,160	4,283	5,904	3,488
Interest income (expense), net	(460)	41	2,129	3,497
Other expense, net	3,832	1,712	1,863	2,723

Income before income tax provision and minority interest	10,038	19,121	18,681	25,685
Income tax provision (benefit)	189	2,955	4,536	(8,037)
Minority interest in WebMD Health Corp., net of tax	—	—	38	870

Net income	$9,849	$16,166	$14,107	$32,852

Net income per common share:
Basic and diluted	$0.03	$0.05	$0.04	$0.09

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$271,214	$281,881	$299,615	$307,641
Cost of operations	162,642	163,961	168,571	171,257
Development and engineering	11,096	12,991	14,392	15,682
Sales, marketing, general and administrative	76,994	83,298	84,762	78,973
Depreciation and amortization	12,585	13,148	15,189	16,843
Legal expense	2,037	2,215	2,325	2,653
Interest income (expense), net	735	(327)	(331)	(613)
Restructuring and other expense (income), net	(37)	(447)	4,441	—

Income before income tax provision	6,632	6,388	9,604	21,620
Income tax provision	931	613	1,435	1,931

Net income	$5,701	$5,775	$8,169	$19,689

Net income per common share:
Basic	$0.02	$0.02	$0.03	$0.06

Diluted	$0.02	$0.02	$0.02	$0.06

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Event

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals, for $25,500. The results of operations of eMedicine will be included in the WebMD segment.

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2005, 2004 and 2003
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year
	(In thousands)

December 31, 2005
Allowance for Doubtful Accounts	$13,433	$6,410	$110	$(7,418)	$—	$12,535
Valuation Allowance for Deferred Tax Assets	915,452	1,660	15,645	—	20,532	953,289
December 31, 2004
Allowance for Doubtful Accounts	20,500	3,606	157	(10,830)	—	13,433
Valuation Allowance for Deferred Tax Assets	926,767	(7,991)	(18,145)	—	14,821	915,452
December 31, 2003
Allowance for Doubtful Accounts	22,417	6,328	768	(9,013)	—	20,500
Valuation Allowance for Deferred Tax Assets	941,507	(1,423)	(33,277)	—	19,960	926,767

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2.2	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
2.3	Amendment No. 1, dated as of November 28, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2003)
2.4	Amendment No. 2, dated as of December 22, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2003)
2.5	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., WebMD Corporation, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.1	Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2005)
3.3	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
4.4	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.6	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.		Description

4.7		Indenture, dated as of August 30, 2005, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.8		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.7)
4.9		Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.9		Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERs/PCG Corporate Partners, LLC and WebMD Corporation (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)
4.10		Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.11		Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.3)
4.12		Form of 10% Subordinated Note due 2010 (included in Exhibit 3.3)
10.1		Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Healtheon/WebMD Corporation Registration Rights Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4		Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10	.6*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.7*	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.8*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.9*	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.10*	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit No.		Description

10	.11*	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Roger C. Holstein (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.12*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.13*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.14*	Amendment, dated as of July 13, 2005, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2005)
10	.15*	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to WHC’s the Registrant’s Current Report on Form 8-K filed on March 15, 2006)
10	.16*	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10	.17*	Amended and Restated Employment Agreement, dated as of July 14, 2005 between WebMD Health Corp. (“WHC”), which was then known as WebMD Health Holdings, Inc., and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2005)
10	.18*	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between the Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.19*	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.20*	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.21*	Healtheon Corporation 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.22*	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.23*	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan
10	.24*	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.25*	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.26*	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.27*	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)

Exhibit No.		Description

10	.28*	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29*	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.30*	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.31*	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.32*	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33*	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.34*	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.35*	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.36*	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.37*	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.38*	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.39*	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.40*	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.41*	Employment Agreement, dated as of September 11, 2000, between the Registrant and Kirk Layman (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.42*	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.43*	2004 Non-Qualified Stock Option Plan for Employees of Dakota Imaging, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.44*	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.45*	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)

Exhibit No.		Description

10	.46*	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.47*	Letter Agreement between the Registrant and Andrew C. Corbin dated November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.48*	Employment Agreement, dated as of December 4, 2003, between Envoy Corporation and Tony Holcombe (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.49*	Letter Amendment, dated September 23, 2004, between the Registrant and Tony Holcombe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10.50		Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2006)
10.51		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10	.52*	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10	.53*	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10	.54*	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10	.55*	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10	.56*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.57*	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan
10	.58*	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan
10	.59*	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 105)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

Exhibit No.	Description

99.2	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
99.3	Amended and Restated Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
99.4	Governance & Compliance Committee Charter (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 4, 2004)
99.5	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.6	By-laws of WHC (incorporated by reference to Exhibit 99.2 to the WHC Form 8-A)
99.7	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.8	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.9	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.10	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.11	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.12	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.13	Business Services Agreement, dated as of January 31, 2006, among the Registrant, Envoy Corporation, Emdeon Practice Services, Inc. and WHC (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed February 1, 2006)
99.14	Marketing Agreement, dated as of January 31, 2006, among the Registrant, Envoy Corporation and WHC (incorporated by reference to Exhibit 10.2 to WHC’s Current Report on Form 8-K filed February 1, 2006)
99.15	Joint Development Agreement, dated as of January 31, 2006, among Envoy Corporation, Emdeon Practice Services, Inc. and WHC (incorporated by reference to Exhibit 10.3 to WHC’s Current Report on Form 8-K filed February 1, 2006)

*	Agreement relates to executive compensation.