Form 10-K/A
period 2005-12-31
EMDEON CORP
filed 2006-05-01
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24975

Emdeon Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State of incorporation)	(I.R.S. employer identification no.)

669 River Drive, Center 2 Elmwood Park, New Jersey	07407-1361 (Zip code)
(Address of principal executive office)

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

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	49	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)(5)(6)	60	Director
Kevin M. Cameron(1)	39	Director; Chief Executive Officer; and Acting CEO of our Emdeon Business Services segment
Neil F. Dimick(4)(5)	56	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
James V. Manning(1)(2)(4)	59	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(5)(6)	80	Director
Joseph E. Smith(1)(2)(3)(6)	67	Director
Martin J. Wygod(1)	66	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below.

Executive Officers

Name	Age	Positions

Kevin M. Cameron	39	Chief Executive Officer; and Acting CEO of our Emdeon Business Services segment
Andrew C. Corbin	43	Executive Vice President and Chief Financial Officer; and CEO of our Emdeon Practice Services segment
Wayne T. Gattinella	54	CEO and President of our WebMD segment
Charles A. Mele	49	Executive Vice President, General Counsel and Secretary
William G. Midgette	50	CEO of our Porex segment
Martin J. Wygod	66	Chairman of the Board

Mark J. Adler, M.D., has been a director of our company since September 2000. Since September 2005, he has also served as a member of the Board of Directors of our WebMD Health Corp. subsidiary. Dr. Adler is an oncologist and has, for more than five years, been CEO and Medical Director of the San Diego Cancer

Center and a director of the San Diego Cancer Research Institute. Until April 2006, he had also been, for more than five years, the Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, and he continues to be a member of that Medical Group. He also serves on the Scientific Advisory Board of Red Abbey Venture Partners, a private investment firm.

Paul A. Brooke has been a director of our company since November 2000. Mr. Brooke is Chairman and Chief Executive Officer of Ithaka Acquisition Corporation, a development stage company, and has been the Managing Member of PMSV Holdings LLC, a private investment firm, since 1993 and a Venture Partner of MPM Capital, a venture capital firm specializing in the healthcare industry, since 1997. Mr. Brooke has also been an Advisory Director to Morgan Stanley since April 2000. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC. He serves as a member of the Boards of Directors of the following other public companies: Incyte Corporation, a drug discovery company; and Viropharma Incorporated, a pharmaceutical company. He also serves as a director of a number of privately-held firms including Arriva Pharmaceuticals, Inc.

Kevin M. Cameron has served as a director and as Chief Executive Officer of our company since October 2004. Since November 2005, Mr. Cameron has also served as Acting CEO of our Emdeon Business Services segment. Mr. Cameron has held senior executive positions at our company and its predecessors since April 2000. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman. From September 2000 to January 2002, he served as Executive Vice President, Business Development of our company and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with our company in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to Emdeon. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney, which is now part of Citigroup.

Andrew C. Corbin has served as Chief Executive Officer of our Emdeon Practice Services segment since November 2005 and as Executive Vice President and Chief Financial Officer of our company since October 2003. From January 2005 until July 2005, Mr. Corbin also served as interim President of our Emdeon Practice Services segment. For the seven years prior to joining our company, Mr. Corbin served in senior financial positions at The Bisys Group, Inc., a provider of business process outsourcing services to the financial services industry, the last of which was as its Executive Vice President and Chief Financial Officer. Prior to October 1996, Mr. Corbin held various financial positions with the following: The Limited, Inc., a retailer; General Motors Corporation, an automobile manufacturer; and Ernst & Young LLP, an accounting firm.

Neil F. Dimick has been a director of our company since December 2002. Since September 2005, he has also served as a member of the Board of Directors of our WebMD Health Corp. subsidiary. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Boards of Directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease.

Wayne T. Gattinella has served as President of our WebMD segment since August 2001 and as its Chief Executive Officer since April 2005. Since May 2005, he has held the same positions at our WebMD Health Corp. subsidiary and has also served as a member of its Board of Directors. Prior to joining our company, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for PeoplePC, an Internet service provider, from April 2000 to August 2001. From February 1998 to March 2000, Mr. Gattinella was President of North America for MemberWorks, Inc., a marketing services company.

James V. Manning has been a director of our company since September 2000 and, prior to that, was a member of a predecessor company’s Board of Directors for more than five years. Since September 2005, he has also served as a member of the Board of Directors of our WebMD Health Corp. subsidiary.

Charles A. Mele has been Executive Vice President, General Counsel and Secretary of our company since January 2001 and has served in senior executive positions for our company and predecessor companies since 1995.

William G. Midgette has been Chief Executive Officer of our Porex segment since August 2002. For more than five years prior to that, Mr. Midgette served in senior management positions at C. R. Bard, Inc., a healthcare products company, the last of which was President, Bard International.

Herman Sarkowsky has been a director of our company since November 2000 and, prior to that, was a member of a predecessor company’s Board of Directors for more than five years. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years.

Joseph E. Smith has been a director of our company since September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and on the Board of Trustees of the International Longevity Center, a non-profit organization. He also serves as a director of two privately-held companies: Esprit Pharma, Inc., a specialty pharmaceutical firm; and Symphony Neuro Development Company, a biopharmaceutical firm.

Martin J. Wygod has served as Chairman of the Board of Directors of our company since March 2001 and as a director since September 2000. Since May 2005, he has also served as Chairman of the Board of our WebMD Health Corp. subsidiary. From October 2000 until May 2003, Mr. Wygod also served as our Chief Executive Officer. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of our company. Mr. Wygod is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of Emdeon and any other person pursuant to which any of them were selected as a director or executive officer.

Corporate Governance

Board of Directors.  Our Board of Directors has eight members. Two of the members are also employees of Emdeon: Mr. Cameron, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and NASDAQ Stock Market listing standards. The non-employee directors meet regularly without any employee directors or other Emdeon employees present.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and Emdeon stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2006; the terms of Dr. Adler and Messrs. Sarkowsky and Cameron will expire at our Annual Meeting in 2007; and the terms of Messrs. Dimick and Smith will expire at our Annual Meeting of Stockholders in 2008. Our Board of Directors met 15 times during 2005.

Our Board of Directors currently has six standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee, a Nominating Committee, and a

Related Parties Committee. The Compensation Committee, the Audit Committee, the Governance & Compliance, the Nominating Committee and the Related Parties Committee each have the authority to retain such outside advisors as they may determine to be appropriate.

Emdeon’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All but one of our directors attended the 2005 Annual Meeting and all of our directors attended our 2004 Annual Meeting. Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, Emdeon Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled Board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Nominating Committee or discussed at the next scheduled Nominating Committee meeting; or

•	if they relate to the operations of Emdeon, forwarded to the appropriate officers of Emdeon, and the response or other handling reported to the Board at the next scheduled Board meeting.

Executive Committee.  The Executive Committee, which met seven times during 2005, is currently comprised of Messrs. Brooke, Cameron, Manning, Smith and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met 13 times during 2005, is currently comprised of Messrs. Brooke, Manning and Smith; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Stock Market listing standards and is financially literate, as required under applicable NASDAQ Stock Market listing standards. In addition, the Board of Directors of Emdeon has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with Emdeon’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with Emdeon’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with Emdeon’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions (other than transactions with WHC, approval of which has been delegated to the Related Parties Committee, as described below); and

•	overseeing the administration of Emdeon’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Audit Committee Charter, as amended through February 23, 2005, was included as Annex A to the Proxy Statement for our 2005 Annual Meeting. A copy of the joint Emdeon and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that we filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of Emdeon and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of Emdeon requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.emdeon.com in the “About Emdeon” section, or in a Current Report on Form 8-K.

Compensation Committee.  The Compensation Committee, which met 13 times during 2005, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of our executive compensation program and our incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to our executive officers; and

•	review of and making recommendations regarding other matters relating to our compensation practices.

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through February 23, 2005, was included as Annex B to the Proxy Statement for our 2005 Annual Meeting.

Nominating Committee.  The Nominating Committee, which met twice during 2005, is currently comprised of Messrs. Brooke, Dimick and Sarkowsky; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through February 23, 2005, was included as Annex C to the Proxy Statement for our 2005 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the Emdeon Board. Instead, the Nominating Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to Emdeon;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to Emdeon;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the Emdeon Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or “financially literate” under applicable listing standards of The NASDAQ Stock Market and applicable law;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.

The Nominating Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating Committee, care of Secretary, Emdeon Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. To facilitate consideration by the Nominating Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of Emdeon if nominated and to be identified in Emdeon’s proxy materials and the consent of the recommending stockholder to be named in Emdeon’s proxy materials. The recommendation and related materials will be provided to the Nominating Committee for consideration at its next regular meeting.

Governance & Compliance Committee.  On October 28, 2004, our Board of Directors established, effective as of November 15, 2004, the Governance & Compliance Committee. The Governance & Compliance Committee is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The Governance & Compliance Committee met four times in 2005. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

•	evaluating and making recommendations to the Board regarding matters relating to the governance of Emdeon;

•	assisting the Board in coordinating the activities of the Board’s other standing committees, including with respect to Emdeon’s compliance programs and providing additional oversight of those compliance programs; and

•	providing oversight of senior executive recruitment and management development.

As part of its responsibilities relating to corporate governance, the Governance & Compliance Committee evaluates and make recommendations to the Board regarding any proposal for which a stockholder has provided required notice that such stockholder intends to make at an Annual Meeting of Stockholders, including recommendations regarding the Board’s response and regarding whether to include such proposal in Emdeon’s proxy statement.

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. The Charter of the Governance & Compliance Committee was included as Annex D to the Proxy Statement for our 2005 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  In September 2005, our Board of Directors established the Related Parties Committee. The Related Parties Committee is currently comprised of Messrs. Brooke, Sarkowsky and Smith. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of our WebMD Health Corp. subsidiary (which we refer to as WHC). The Related Parties

Committee did not meet in 2005. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between Emdeon and WHC; and

•	oversight of other matters in which the interests of Emdeon and WHC conflict or may potentially conflict.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example,

•	Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler are members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC;”

•	Messrs. Dimick, Manning and Wygod are members of a special committee of the Board that provides oversight with respect to information technology matters relating to Emdeon Business Services (which we refer to as the Business Services IT Committee); and

•	Dr. Adler and Messrs. Dimick and Wygod were members, during 2005, of a special committee of the Board to provide oversight of the preparations for WHC’s initial public offering (which we refer to as the WebMD Health Transaction Committee); and

•	Messrs. Wygod, Manning and Smith are members of a special committee of the Board authorized to make determinations relating to our stock repurchase program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements under Section 16(a).

Item 11.	Executive Compensation

Executive Compensation

The following table sets forth information concerning the compensation paid by Emdeon and its subsidiaries to Emdeon’s “Named Executive Officers,” which is defined under SEC rules to include a company’s chief executive officer and other specified highly compensated executive officers.

Summary Compensation Table

								Long-Term Compensation
								Awards
		Annual Compensation(1)						Restricted		Securities
						Other Annual		Stock		Underlying		All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Compensation($)		Awards($)(2)		Options (#)(3)		Compensation($)

Kevin M. Cameron	2005	660,000		450,000		—		—		55,000	W	17,176	(5)
Chief Executive Officer(4)	2004	502,500		402,000		—		2,179,950	E(6)	1,700,000	E	—
	2003	270,000		—		—		—		—		588,580	(7)
Andrew C. Corbin	2005	450,000		375,000		—		313,600	E(8)	200,000	E	17,033	(9)
Executive VP and Chief	2004	450,000		415,000	(10)	—		322,125	E(11)	—		—
Financial Officer; and	2003	100,385	(12)	122,917	(13)	—		—		600,000	E	—
CEO of our Emdeon Practice Services segment
David Gang	2005	295,000	(14)	921,000	(15)	17,487	(16)	770,000	W(17)	176,000	W	30,000	(18)
Executive VP — Product &								952,000	E(17)	400,000	E
Programming and Chief Technology Officer of our WebMD segment(19)
Wayne T. Gattinella	2005	525,000		280,000		—		962,500	W(20)	220,000	W	5,042	(21)
CEO and President of our	2004	450,000		300,000		—		322,125	E(22)	250,000	E	—
WebMD segment	2003	450,000		125,000		—		—		—		—
Charles A. Mele	2005	450,000		325,000		—		—		44,000	W	15,421	(23)
Executive VP, General	2004	450,000		300,000		—		322,125	E(24)	250,000	E	—
Counsel and Secretary	2003	450,000		—		—		—		—		—
Martin J. Wygod	2005	1,195,000		450,000		—		962,500	W(25)	220,000	W	3,989	(26)
Chairman of the Board	2004	1,260,000		402,000		—		—		—		—
	2003	1,308,900		—		—		—		—		—

(1)	Reflects all amounts paid by Emdeon and its subsidiaries (including WHC and its subsidiaries). WHC was formed in May 2005 to be the holding company for Emdeon’s WebMD segment and to conduct an initial public offering. All cash compensation paid to Messrs. Gattinella and Gang was paid by WHC or was an expense allocated to WHC in the preparation of its financial statements. None of the other Named Executive Officers’ cash compensation in 2005 was paid by or allocated to WHC.

(2)	Grants by Emdeon are noted with an “E” and grants by WHC are noted with a “W.” Holders of restricted shares of Emdeon Common Stock (which we refer to as Emdeon Restricted Stock) and holders of restricted shares of WHC’s Class A Common Stock (which we refer to as WHC Restricted Stock and which, together with Emdeon Restricted Stock, we refer to as Restricted Stock) have voting power and the right to receive dividends, if any that are declared on those shares, but their ability to sell shares of Restricted Stock is subject to vesting requirements based on continued employment, as described in the footnotes below. The dollar value of Restricted Stock listed in this column is calculated by multiplying the number of shares granted by the closing market price on the date of each grant, as described in the footnotes below.

(3)	All grants reflected in this column prior to 2005 are grants of options to purchase Emdeon Common Stock. All grants reflected in this column in 2005 are grants of options to purchase WHC Class A Common Stock, except the grant of options to purchase 400,000 shares of Emdeon Common Stock to

Mr. Gang and the grant of options to purchase 200,000 shares of Emdeon Common Stock to Mr. Corbin. Grants by Emdeon are noted with an “E” and grants by WHC are noted with a “W.”

(4)	Mr. Cameron became our Chief Executive Officer in October 2004.

(5)	Consists of: (a) $3,150 in company matching contributions under Emdeon’s 401(k) and Employee Stock Ownership Plan (which we refer to as the Emdeon 401(k) Plan); (b) $1,712 of company-paid supplemental disability insurance; and (c) an automobile allowance of $12,314.

(6)	The dollar value listed in the table is for 305,000 shares of Emdeon Restricted Stock granted during 2004 and is based on: (a) $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 30,000 shares of Emdeon Restricted Stock, of which (i) 10,000 shares vested on March 17, 2005, (ii) 10,000 shares vested on March 17, 2006 and (iii) 10,000 shares are scheduled to vest on March 17, 2007; and (b) $6.99 per share, the closing market price of Emdeon Common Stock on October 1, 2004, the date 275,000 shares of Restricted Stock were granted to Mr. Cameron upon becoming Chief Executive Officer of Emdeon, of which (i) 46,750 shares vested on October 1, 2005, (ii) 50,875 shares are scheduled to vest on October 1, 2006, (iii) 55,000 shares are scheduled to vest on October 1, 2007, (iv) 59,125 shares are scheduled to vest on October 1, 2008 and (v) 63,250 shares are scheduled to vest on October 1, 2009. As of December 31, 2005, the aggregate value of the 248,250 unvested shares of Emdeon Restricted Stock then held by Mr. Cameron was $2,100,195, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(7)	Consists of: (a) $500,000 for the forgiveness, in January 2003, of the then outstanding principal amount of a loan that we made to Mr. Cameron in September 2000 and (b) $88,580 in long-term disability payments made to Mr. Cameron by insurance companies.

(8)	The dollar value listed in the table is based on $7.84 per share, the closing market price of Emdeon Common Stock on November 4, 2005, the date of grant of 40,000 shares of Emdeon Restricted Stock, of which (i) 8,800 shares are scheduled to vest on November 4, 2006, (ii) 9,600 shares are scheduled to vest on November 4, 2007, (iii) 10,400 shares are scheduled to vest on November 4, 2008, and (iv) 11,200 shares are scheduled to vest on November 4, 2008. As of December 31, 2005, the aggregate value of the 40,000 shares of Emdeon Restricted Stock, all of which were unvested at that date, was $338,400, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(9)	Consists of: (a) $2,112 in company matching contributions under the Emdeon 401(k) Plan; (b) $2,921 of company-paid supplemental disability insurance; and (c) an automobile allowance of $12,000.

(10)	Consists of: (a) a bonus for 2004 of $270,000 and (b) a one-time bonus payment of $145,000 made on the first anniversary of Mr. Corbin’s employment and included in the terms of his employment agreement as an inducement to enter into the employ of Emdeon.

(11)	The dollar value listed in the table is based on $8.59 per share, the closing market price on March 17, 2004, the date of grant of 37,500 shares of Emdeon Restricted Stock, of which (i) 12,500 shares vested on March 17, 2005, (ii) 12,500 shares vested on March 17, 2006 and (iii) 12,500 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 25,000 unvested shares of Emdeon Restricted Stock then held by Mr. Corbin was $211,500, based on the closing market price of $8.46 per share of Emdeon Common Stock on that date.

(12)	Mr. Corbin was not employed by Emdeon prior to October 13, 2003. As a result, only compensation that we paid to Mr. Corbin beginning on that date is reflected in this table.

(13)	Consists of: (a) a bonus for 2003 of $56,250 and (b) a one-time bonus payment of $66,667 made as an inducement to enter into the employ of Emdeon, pursuant to the terms of Mr. Corbin’s employment agreement.

(14)	Mr. Gang began employment in May 2005. The amount of salary listed in the table for 2005 reflects amounts paid from that time until the end of 2005. His annual base salary is $450,000.

(15)	Consists of: (a) a bonus for 2005 of $421,000; and (b) a one-time bonus payment of $500,000 made as an inducement to enter the employ of WHC pursuant to the terms of Mr. Gang’s employment agreement.

(16)	The amount under “Other Annual Compensation” reflects reimbursement by WHC of amounts required to pay income taxes in connection with reimbursement by WHC of relocation expenses in the amount under “All Other Compensation.”

(17)	The total dollar value is $1,722,000 for 44,000 shares of WHC Restricted Stock granted on September 28, 2005 in connection with its initial public offering and for 100,000 shares of Emdeon Restricted Stock granted on May 16, 2005 in connection with Mr. Gang’s initial employment. The value of the WHC Restricted Stock is based on $17.50 per share, the initial public offering price of WHC Class A Common Stock. The value of the Emdeon Restricted Stock is based on $9.52 per share, the closing market price of Emdeon Common Stock on the date of grant. The vesting schedule for the WHC Restricted Stock grant is as follows: 11,000 shares on September 28, 2006; 11,000 shares on September 28, 2007; 11,000 shares on September 28, 2008; and 11,000 shares on September 28, 2009. The vesting schedule for the Emdeon Restricted Stock grant is as follows: 25,000 shares on May 16, 2006; 25,000 shares on May 16, 2007; 25,000 shares on May 16, 2008; and 25,000 shares on May 16, 2009. As of December 31, 2005, the aggregate value of the 44,000 shares of WHC Restricted Stock and the 100,000 shares of Emdeon Restricted Stock, all of which were unvested at that date, was $2,124,200, based on the closing market prices on the last trading day of 2005 of $29.05 per share of WHC Class A Common Stock and $8.46 per share of Emdeon Common Stock.

(18)	Represents reimbursement of relocation expenses.

(19)	As of July 13, 2005, Mr. Gang no longer served as an executive officer of Emdeon; he continues to serve as an executive officer of WHC.

(20)	The dollar value listed in the table is for 55,000 shares of WHC Restricted Stock granted in connection with WHC’s initial public offering and is based on $17.50 per share, the initial public offering price of WHC Class A Common Stock. The vesting schedule for this grant is as follows: (a) 13,750 shares on September 28, 2006, (b) 13,750 shares on September 28, 2007, (c) 13,750 shares on September 28, 2008, and (d) 13,750 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the 55,000 shares of WHC Restricted Stock, all of which were unvested at that date, was $1,597,750, based on the closing market price of $29.05 per share of WHC Class A Common Stock on the last trading day of 2005.

(21)	Consists of: (a) $1,056 in company matching contributions under the Emdeon 401(k) Plan; and (b) $3,986 of company-paid supplemental disability insurance.

(22)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 37,500 shares of Emdeon Restricted Stock, of which (a) 12,500 shares vested on March 17, 2005, (b) 12,500 shares vested on March 17, 2006 and (c) 12,500 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 25,000 unvested shares of Emdeon Restricted Stock then held by Mr. Gattinella was $211,500, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(23)	Consists of: (a) $3,421 of company-paid supplemental disability insurance; and (b) an automobile allowance of $12,000.

(24)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 37,500 shares of Emdeon Restricted Stock, of which (a) 12,500 shares vested on March 17, 2005, (b) 12,500 shares vested on March 17, 2006 and (c) 12,500 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 25,000 unvested shares of Emdeon Restricted Stock then held by Mr. Mele was $211,500, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(25)	The dollar value listed in the table is for 55,000 shares of WHC Restricted Stock granted in connection with WHC’s initial public offering and is based on $17.50 per share, the initial public offering price of WHC Class A Common Stock. The vesting schedule for this grant is as follows: (a) 13,750 shares on September 28, 2006, (b) 13,750 shares on September 28, 2007, (c) 13,750 shares on September 28, 2008, and (d) 13,750 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the

55,000 shares of WHC Restricted Stock, all of which were unvested at that date, was $1,597,500, based on the closing market price of $29.05 per share of WHC Class A Common Stock on the last trading day of 2005.

(26)	Represents company-paid supplemental disability insurance.

In accordance with SEC rules, for years prior to 2005, the above table does not include certain perquisites and other benefits received by the Named Executive Officers, which do not exceed the lesser of $50,000 and 10% of any officer’s salary and bonus disclosed in this table. None of the Named Executive Officers received more than $15,000 in perquisites or other benefits in the years prior to 2005 covered by the table and most of such benefits consisted of automobile allowances.

The following table presents information concerning the options to purchase Emdeon Common Stock (noted with an “E”) and options to purchase WHC Class A Common Stock (noted with a “W”) granted during the fiscal year ended December 31, 2005 to our Named Executive Officers.

Option Grants in Fiscal 2005

Individual Grants
	Number of		Percent of
	Securities		Total Options	Exercise
	Underlying		Granted to	or		Grant Date
	Options		Employees in	Base Price	Expiration	Present
Name	Granted (#)		2005(1)	($/Share)	Date	Value($)(2)

Kevin M. Cameron	55,000	W(3)	1.2	17.50	9/28/2015	543,830
Andrew C. Corbin	200,000	E(4)	6.3	7.84	11/4//2015	774,364
David Gang	176,000	W(3)	3.8	17.50	9/28/2015	1,748,230
	400,000	E(5)	12.6	9.52	5/16/2015	1,880,090
Wayne T. Gattinella	220,000	W(3)	4.8	17.50	9/28/2015	2,185,288
Charles A. Mele	44,000	W(3)	1.0	17.50	9/28/2015	435,064
Martin J. Wygod	220,000	W(3)	4.8	17.50	9/28/2015	2,185,288

(1)	Percent is calculated, with respect to grants by Emdeon, based upon the total number of options that Emdeon granted during 2005 and is calculated, with respect to grants by WHC, based upon the total number of options that WHC granted during 2005.

(2)	The estimated grant date present value for options to purchase Emdeon Common Stock reflected in the above table was determined using the Black-Scholes model and the following data and assumptions: (a) the applicable option exercise prices; (b) the exercise of options within three years of the date that they become exercisable; (c) a risk-free interest rate of (i) 3.6% per annum with respect to options granted on May 16, 2005 and (ii) 4.4% per annum with respect to options granted on November 4, 2005; (d) volatility of (i) 0.5 for Emdeon Common Stock with respect to options granted on May 16, 2005 and (ii) 0.45 for Emdeon Common Stock with respect to options granted on November 4, 2005; and (e) that no dividends are paid on Emdeon Common Stock.

The estimated grant date present value for options to purchase WHC Class A Common Stock reflected in the above table was determined using the Black-Scholes model and the following data and assumptions: (a) the option exercise price of $17.50; (b) the exercise of options within three years of the date that they become exercisable; (c) a risk-free interest rate of 4.0% per annum for options granted to Messrs. Cameron and Mele and 4.2% for options granted to Messrs. Gang, Gattinella and Wygod; (d) volatility of 0.6; and (e) that no dividends are paid on WHC Class A Common stock.

The ultimate values of the options will depend on the future market price of the underlying common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the underlying common stock over the exercise price on the date the option is exercised. We cannot predict whether the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(3)	These options to purchase WHC Class A Common Stock were granted on September 28, 2005 and are scheduled to vest and become exercisable in equal installments over four years upon each anniversary of the grant date.

(4)	These options to purchase Emdeon Common Stock were granted on November 4, 2005 and are scheduled to vest and become exercisable as follows: 44,000 on May 1, 2007; 48,000 on May 1, 2008; 52,000 on May 1, 2009; and 56,000 on May 1, 2010.

(5)	These options to purchase Emdeon Common Stock were granted on May 16, 2005 and are scheduled to vest and become exercisable in equal installments over four years upon each anniversary of the grant date.

The following table sets forth information with respect to our Named Executive Officers concerning exercises of options to purchase Emdeon Common Stock during 2005 and exercisable and unexercisable options to purchase Emdeon Common Stock (noted with an “E”) and options to purchase WHC Class A Common Stock (noted with a “W”) held as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options
	Acquired on	Value	December 31, 2005 (#)		at December 31, 2005 ($)(2)
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin M. Cameron	—	—	1,783,834	1,378,334	1,316,305	1,830,150	(E)
	—	—	—	55,000	—	635,250	(W)
Andrew C. Corbin	—	—	300,000	500,000	99,000	223,000	(E)
David Gang	—	—	—	400,000	—	—	(E)
	—	—	—	176,000	—	2,032,800	(W)
Wayne T. Gattinella	80,300	335,960	603,033	166,667	1,896,905	—	(E)
	—	—	—	220,000	—	2,541,000	(W)
Charles A. Mele	—	—	2,601,333	166,667	2,515,000	—	(E)
	—	—	—	44,000	—	508,200	(W)
Martin J. Wygod	—	—	3,685,000	—	—	—	(E)
	—	—	—	220,000	—	2,541,000	(W)

(1)	The value realized is calculated based on the amount by which the aggregate market price, on the date of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the optionholder on that date.

(2)	The value of unexercised in-the-money options to purchase Emdeon Common Stock is calculated based on the closing market price per share of Emdeon Common Stock as of December 31, 2005 which was $8.46, net of the applicable option exercise price per share. The value of unexercised in-the-money options to purchase WHC Class A Common Stock is calculated based on the closing market price per share of WHC Class A Common Stock as of December 31, 2005 which was $29.05, net of the applicable option exercise price per share.

(E)	All information on this line relates to options to purchase shares of Emdeon Common Stock.

(W)	All information on this line relates to options to purchase shares of WHC Class A Common Stock.

Compensation Arrangements with Named Executive Officers

Arrangements with Kevin M. Cameron

We are party to an employment agreement with Kevin M. Cameron entered into in September 2004, at the time he was elected by the Board to be our Chief Executive Officer, and amended on February 1, 2006. The following is a description of Mr. Cameron’s employment agreement, as amended:

•	The agreement provides for an employment period through October 1, 2009.

•	The agreement provides for an annual base salary of $660,000 and an annual bonus of up to 100% of base salary. For the fiscal year ended December 31, 2005, Mr. Cameron received a bonus of $450,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance. The agreement provides that, for the fiscal year ending December 31, 2006 and subsequent years, the amount of the bonus will be based upon performance goals to be approved by the Compensation Committee with respect to each such year.

•	In connection with his election as Chief Executive Officer, Mr. Cameron received grants, effective October 1, 2004, of: (a) options to purchase 1,500,000 shares of Emdeon Common Stock at an exercise price of $6.99, the closing market price on that date; and (b) 275,000 shares of Emdeon Restricted Stock. The vesting schedule for the options and the Emdeon Restricted Stock is as follows: 17% on the first anniversary of the grant date (which vested on October 1, 2005); 18.5% on the second anniversary; 20% on the third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.

•	In the event of the termination of Mr. Cameron’s employment by us without “Cause” or by Mr. Cameron for “Good Reason,” prior to a “Change in Control” (as those terms are described below), he would be entitled to:

(a)	continue to receive his base salary at the rate in effect at the time of termination for a period of time equal to the length of his employment after October 1, 2004, rounded down to the nearest six months, but not longer than three years; and

(b)	continue to participate in our benefit plans (or comparable plans) for the duration of the severance period.

In addition, (i) all options to purchase Emdeon Common Stock and all Emdeon Restricted Stock granted to Mr. Cameron at or prior to the date of the employment agreement would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Cameron remained employed by Emdeon through the same period as his salary is continued (but not less than two years) and (ii) the portion of the options to purchase WHC Class A Common Stock granted to Mr. Cameron by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus an additional period of 2 1/2 months or, if longer, through the remainder of the calendar year during which the termination occurred, but not beyond the expiration of the original 10 year term (we refer to this period of extension, which is the period permitted by Section 409A of the Internal Revenue Code, as the “Permitted 409A Extension Period”).

•	For purposes of the employment agreement, (a) “Cause” includes (i) any willful misconduct relating, directly or indirectly, to Emdeon or any of its affiliates, that remains uncured, if susceptible to cure, after 30 days following written notice from Emdeon detailing such misconduct; (ii) any breach of any material provision contained in the employment agreement or any material policy, which breach remains uncured, if susceptible to cure, after 30 days following written notice from Emdeon detailing such breach; or (iii) conviction of a felony or crime involving moral turpitude; and (b) “Good Reason” includes any of the following which remains uncured 30 days after written notice is provided to Emdeon: (i) Emdeon’s material breach of the employment agreement, (ii) a material demotion of his position, and (iii) required relocation from his present residence or is required to commute, on a regular basis, to Emdeon’s headquarters and such headquarters is outside of the New York City metropolitan area.

•	For purposes of the employment agreement:

(a)	a “Change in Control” of Emdeon includes (i) a change in the majority of the Board of Directors of Emdeon without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of Emdeon and the Compensation Committee determines that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction where Emdeon’s stockholders no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of Emdeon’s assets; and

(b)	a “Change in Control” of WHC includes (i) a change in the majority of the Board of Directors of WHC without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WHC, (iii) consummation of a reorganization, merger or similar transaction where WHC’s stockholders no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of WHC’s assets;

provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WHC are distributed to Emdeon’s stockholders will constitute a Change in Control of WHC or Emdeon.

•	Mr. Cameron may terminate his employment upon 30 days notice after 11 months following a Change in Control of Emdeon and, if this occurs:

(a)	Mr. Cameron would be entitled to continue to receive his base salary at his then current rate through October 1, 2009 (or, if longer, for three years following the termination);

(b)	Mr. Cameron would be entitled to annual bonus payments for the period of salary continuance in an amount equal to the amount of his bonus for the year prior to the termination or, if higher, the bonus paid for the year immediately prior to the Change in Control;

(c)	his participation in our benefit plans (or comparable plans) would continue for the duration of the salary continuation period;

(d)	all options to purchase Emdeon Common Stock and Emdeon Restricted Stock granted to Mr. Cameron at or prior to the date of the employment agreement which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements; and

(e)	any remaining unvested portion of the option to purchase WHC Class A Common Stock would be vested as of the date of termination and all such options would remain exercisable through the 90 day post-termination exercise period plus the Section 409A Extension Period.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of Emdeon, the options granted to Mr. Cameron by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Cameron’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Cameron’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to three years of salary continuation, three years of benefit continuation and three years of vesting of the equity granted on or prior to October 1, 2004 and three years of continued exercisability of options to purchase Emdeon Common Stock. In accordance with WHC’s Long-Term Incentive Plan, the options to purchase WHC Class A Common Stock would vest on the date of termination as a result of death or disability and remain outstanding for one year.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Cameron’s employment.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Cameron incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

•	Severance payments, if any, will be made in accordance with Section 409A to avoid subjecting Mr. Cameron to adverse tax consequences.

•	The employment agreement is governed by the laws of New Jersey.

Arrangements with Andrew C. Corbin

We are party to an employment agreement with Andrew C. Corbin entered into in September 2003 at the time he was initially hired by Emdeon to be its Chief Financial Officer. In November 2005, Mr. Corbin assumed the additional responsibility of CEO of our Emdeon Practice Services segment and was granted options to purchase 200,000 shares of Emdeon Common Stock and 40,000 shares of Emdeon Restricted Stock.
The options are scheduled to vest in annual installments as follows: 22% on May 1, 2007; 24% on May 1, 2008; 26% on May 1, 2009; and 28% on May 1, 2010. The shares of Emdeon Restricted Stock are scheduled to vest as follows: 22% on November 4, 2006; 24% on November 4, 2007; 26% on November 4, 2008; and 28% on November 4, 2009. The following is a description of Mr. Corbin’s employment agreement:

•	The employment agreement provides for an employment period through October 13, 2008.

•	The employment agreement provides for an annual base salary of $450,000 and an annual bonus, with a target of up to 50% of his base salary. For the fiscal year ended December 31, 2005, Mr. Corbin received a bonus of $375,000, determined by the Compensation Committee in its discretion, based upon both his own and our company’s performance. As an inducement to enter into the employ of Emdeon, Mr. Corbin’s employment agreement provided for a one-time bonus payment of $66,667 at the time he commenced employment and an additional one-time bonus payment of $145,000 made on the first anniversary of commencement of his employment.

•	In the event of the termination of Mr. Corbin’s employment by us without “Cause” or by Mr. Corbin for “Good Reason” (as those terms are described below), he would be entitled to:

(a)	continue to receive his base salary at the rate in effect at the time of termination for one year;

(b)	payment (at the time bonuses are paid to executive officers generally) of the bonus for the year of termination calculated based upon the bonus program in effect, provided that if no such bonus program is in effect, such bonus would be 50% of base salary; and

(c)	continue to participate in our benefit plans (or comparable plans) for the duration of the severance period.

In addition, the option to purchase 600,000 shares granted to Mr. Corbin at the inception of his employment would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Corbin remained employed by Emdeon through the next vesting date.

•	For purposes of the employment agreement, (a) “Cause” includes (i) willful failure to perform duties or bad faith in connection with the performance of duties that remains uncured for 30 days following written notice from the Emdeon Board detailing the specific acts, (ii) engaging in any misconduct, negligence, act of dishonesty, violence or threat of violence that is demonstrably injurious to Emdeon or any of its affiliates, (iii) material breach of the employment agreement or of a policy of Emdeon or any of its Affiliates, which breach is not remedied (if susceptible to remedy) within 30 days following written notice by the Board of Directors of Emdeon or its designee detailing the specific breach, and (iv) commission of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes (i) a material breach by Emdeon of its obligations under the employment agreement, (ii) a material demotion of Mr. Corbin’s position with Emdeon, and (iii) required relocation to a location that is more than 50 miles from the Company’s headquarters and such new headquarters is outside of the New York City metropolitan area; provided that Mr. Corbin has agreed that, while he is serving in the dual roles described above, he will report to both Elmwood Park, New Jersey and Tampa, Florida and that, at such time as he serves solely as Chief Executive Officer of Emdeon Practice Services, he would report to Tampa, Florida.

•	Mr. Corbin may terminate his employment upon 30 days notice at any time after the first anniversary of a “Change in Control” (as that term is described below) and, if this occurs: (a) Mr. Corbin would be entitled to continue to receive his base salary for three years at his then current rate; (b) Mr. Corbin would be entitled to his bonus for the year of termination calculated in the same manner as if his employment was terminated without cause; (c) his participation in our benefit plans (or comparable plans) would continue for three years; and (d) the options to purchase 600,000 shares of Emdeon Common Stock granted in connection with his initial employment would remain outstanding and continue to vest as if he remained in our employ through the last vesting date applicable to the option.

•	For purposes of the employment agreement, “Change in Control” includes (a) any person, entity or group, other than Mr. Wygod and his affiliates, acquiring at least 50% of the voting power of the outstanding voting securities of Emdeon; (b) a merger involving Emdeon in which Emdeon is not the surviving entity; (c) a sale or other disposition of all or substantially all of the assets of Emdeon; or (d) a complete liquidation or dissolution of Emdeon

•	If Mr. Corbin’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Corbin’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to the same benefits as if his employment was terminated by Emdeon without Cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the eighteen-month anniversary of the date of cessation of Mr. Corbin’s employment.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Corbin incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

•	The employment agreement is governed by the laws of the State of New Jersey.

Arrangements with David Gang

A subsidiary of WHC is a party to an employment agreement dated as of April 28, 2005, as amended as of July 13, 2005 and March 9, 2006, with David Gang, who serves as Executive Vice President — Product and Programming and Chief Technology Officer of our WebMD segment. The following is a description of Mr. Gang’s employment agreement, as amended. In this description of Mr. Gang’s employment agreement, the terms “Change in Control,” “Cause” and “Good Reason” are used with the same meaning as in the description of Mr. Gattinella employment agreement, below.

•	The employment agreement provides that Mr. Gang will receive an annual base salary of $450,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2005, Mr. Gang received a bonus of $421,000, determined by WHC’s Compensation Committee in its discretion, based on both his own and WHC’s performance. Mr. Gang also received a signing bonus of $500,000 in 2005 in connection with his initial employment by our company. The employment agreement provides that, in 2006 and subsequent years, achievement of 50% of Mr. Gang’s bonus will be based upon WHC’s attainment of corporate financial and strategic goals to be established by its Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results, and that achievement of the remaining 50% of Mr. Gang’s bonus will be based on performance goals to be established by WHC’s Compensation Committee.

•	Pursuant to the employment agreement, Mr. Gang was granted, on the first day of his employment, options to purchase 400,000 shares of Emdeon Common Stock. The exercise price is $9.52 per share, the closing price of Emdeon Common Stock on such date. The options will vest in equal annual installments over four years upon each anniversary of the grant date. In the event that WHC ceases to be a subsidiary of Emdeon, the unvested portion of the options would terminate while the vested portion would remain outstanding in accordance with its terms. If such an event occurs within the first twelve months from the grant date, the unvested portion would continue to vest through the first scheduled vesting date.

•	Mr. Gang also received 100,000 shares of Emdeon Restricted Stock on the first day of his employment. The Emdeon Restricted Stock is scheduled to vest in equal annual installments over four years upon each anniversary of the grant date. In the event that WHC ceases to be a subsidiary of Emdeon, the Emdeon Restricted Stock not yet vested at that time would be forfeited.

•	Pursuant to the employment agreement, Mr. Gang was granted 44,000 shares of WHC Restricted Stock and nonqualified options to purchase 176,000 shares of WHC’s Class A Common Stock in connection with WHC’s initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WHC Restricted Stock and the options are scheduled to vest in equal installments over four years upon each anniversary of the grant date. In the event of a Change in Control of WHC, the unvested portion of the options to purchase WHC Class A Common Stock would continue to vest until the later of (a) two years from the date of grant and (b) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gang remains employed until six months following such Change in Control or is terminated by WHC’s successor without Cause or he resigns for Good Reason during such six-month period.

•	In the event of the termination of Mr. Gang’s employment, prior to the fourth anniversary of the start date, by WHC without Cause or by Mr. Gang for Good Reason, he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs and, to receive health coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In the event that a termination of Mr. Gang’s employment by WHC without Cause or by Mr. Gang for Good Reason occurs before the fourth anniversary of Mr. Gang’s start date, 25% of the options to purchase WHC Class A Common Stock described above would continue to vest through the next vesting date following the date of termination.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

In connection with Mr. Gang’s employment with WHC, he has entered into a related agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gang from hiring WHC employees or soliciting any of WHC’s clients or customers that he had a relationship with during the time he was employed by WHC, and non-competition provisions that prohibit Mr. Gang from being involved in a business that competes with WHC’s business or that competes with any other business engaged in by any affiliates of WHC if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date employment has ceased.

Arrangements with Wayne T. Gattinella

A subsidiary of WHC is party to an employment agreement with Wayne Gattinella, who serves as CEO and President of our WebMD segment and of WHC. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2005, Mr. Gattinella received a bonus of $280,000, determined by WHC’s Compensation Committee in its discretion, based on both his own and WHC’s performance. With respect to 2006 and subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WHC’s attainment of corporate financial and strategic goals to be established by its Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by WHC’s Compensation Committee.

•	Pursuant to the employment agreement, Mr. Gattinella was granted 55,000 shares of WHC Restricted Stock and nonqualified options to purchase 220,000 shares of WHC’s Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WHC Restricted Stock and the options are scheduled to vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WHC without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In the event that a termination of Mr. Gattinella’s employment by WHC without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WHC Class A Common Stock, 25% of such options would continue to vest through the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WHC (as that term is described below), the unvested portion of the options to purchase WHC Class A Common Stock would continue to vest until the later of (a) two years from the date of grant and (b) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WHC, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WHC’s assets, or (iii) there is a complete liquidation or dissolution of WHC.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WHC, (iii) a material breach of WHC’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WHC.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

Mr. Gattinella is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gattinella from hiring WHC’s employees or soliciting any of WHC’s clients or customers that he had a relationship with during the time he was employed by WHC, and non-competition provisions that prohibit Mr. Gattinella from being involved in a business that competes with WHC’s business or that competes with any other business engaged in by any affiliates of WHC if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment has ceased.

Arrangements with Charles A. Mele

We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary. The following is a description of Mr. Mele’s employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to Emdeon and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The agreement provides for an employment period through February 1, 2011.

•	Mr. Mele receives an annual base salary of $450,000. The amount of any bonus will be in the discretion of the Compensation Committee of the Board of Emdeon. For 2005, Mr. Mele received a bonus of $325,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	If Mr. Mele’s employment is terminated due to his death or disability, by us without “Cause” or by Mr. Mele for “Good Reason” (as those terms are described below), he would be entitled to: (a) continuation of his base salary, at the rate then in effect, for three years; (b) an amount for each of the three years equal to the greater of the average bonus he received in the three years prior to termination or the amount of the bonus he received in the last of those years; and (c) continued participation in our benefit plans (or comparable plans) for three years. If such termination occurs after the end of a fiscal year but before payment of the bonus for that year, he would also be entitled to receive the bonus, if any, earned for that fiscal year; provided, however, that if the termination is for Good Reason or without Cause following a Change in Control of Emdeon, the payments in (a) and (b) above will continue for the remainder of the term of the agreement, if longer. In addition:

—	all options to purchase Emdeon Common Stock and Emdeon Restricted Stock granted to Mr. Mele by Emdeon prior to the date of the agreement that have not vested prior to the date of termination would be vested as of the date of termination and the options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, except that the options granted to Mr. Mele on March 17, 2004 would remain exercisable only for 90 days plus the Permitted 409A Extension Period; and

—	the portion of the options to purchase WHC Class A Common Stock granted to Mr. Mele by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus the Permitted 409A Extension Period; provided, however, that, if termination is for Good Reason or without Cause following a Change in Control of Emdeon, all of the options that have not vested prior to the date of termination would be vested as of the date of termination.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of Emdeon, the options granted to Mr. Mele by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Mele’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options or restricted stock following the date of termination.

•	For purposes of Mr. Mele’s employment agreement: (a) “Cause” includes (i) a material breach of the employment agreement that remains unremedied after 30 days written notice, or (ii) conviction of a felony; and (b) “good reason” includes (i) a material reduction in title or responsibilities, (ii) requiring Mr. Mele to report to anyone other than the Chief Executive Officer of Emdeon, (iii) a reduction in base salary or material fringe benefits, (iv) a material breach of the employment agreement, (v) requiring Mr. Mele to relocate to a location that is more than 25 miles from his current residence, or (vi) a Change in Control of Emdeon occurs and he remains in the employ of Emdeon for six months after the Change in Control.

•	Payment of severance, if any, will be made in accordance with Section 409A to avoid subjecting Mr. Mele to adverse tax consequences.

•	Mr. Mele is subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that survive for two years or, if applicable, for the three year period in which severance is payable under the agreement.

•	There is a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Mele will not be deductible by Emdeon for federal income tax purposes.

Arrangements with Martin J. Wygod

On August 3, 2005, we amended and restated our original employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006. Under the amended agreement, Mr. Wygod serves as our Chairman of the Board, and also serves as the Chairman of the Board of WHC. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. The following is a description of Mr. Wygod’s amended employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to Emdeon and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million until the completion of WHC’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. For 2005, Mr. Wygod received a bonus of $450,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	Pursuant to the employment agreement, Mr. Wygod was granted 55,000 shares of WHC Restricted Stock and nonqualified options to purchase 220,000 shares of WHC’s Class A Common Stock in connection with WHC’s initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WHC Restricted Stock and the options are scheduled to vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of termination of Mr. Wygod’s employment by us without “Cause” or by Mr. Wygod for “Good Reason” (as those terms are described below), Mr. Wygod would become a consultant for us and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WHC) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a Change in Control of Emdeon or of WHC, would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event there is Change in Control of Emdeon, all outstanding options and other forms of equity compensation (including equity compensation granted by WHC) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control of Emdeon is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WHC, any portion of Mr. Wygod’s equity that relates to WHC will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WHC is terminated for any reason other than Cause, such equity will remain outstanding until the expiration of its original term.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on our Board or Executive Committee of our Board, or (iv) the occurrence of a Change in Control of Emdeon.

•	In the event Mr. Wygod terminates his engagement with WHC for “Good Reason” (as described in the following sentence), any portion of equity that relates to WHC will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WHC by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WHC.

•	In the event that Mr. Wygod’s employment with Emdeon is terminated for any reason, but he remains Chairman of the Board of WHC, WHC will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.

Mr. Wygod was granted, on January 27, 2006, options to purchase 600,000 shares of Emdeon Common Stock at an exercise price of $8.77, the closing price of Emdeon Common Stock on the date of grant; and (b) 150,000 shares of Emdeon Restricted Stock. The options to purchase Emdeon Common Stock are scheduled to vest in equal annual installments of 25% over four years and the shares of Emdeon Restricted Stock are scheduled to vest in equal annual installments of 33 1/3% over three years.

Compensation of Non-Employee Directors

Our non-employee directors each receive an annual retainer of $30,000. The following additional annual retainers are paid to non-employee directors for service on standing committees:

•	Audit Committee — $15,000;

•	Compensation Committee and Nominating Committee — $5,000;

•	Governance & Compliance Committee — $10,000; and

•	Related Parties Committee — $10,000.

The following additional annual retainers are paid to the chairpersons of the following standing committees for their services as chairperson:

•	Compensation Committee and Nominating Committee — $2,500; and

•	Audit Committee and Governance & Compliance Committee — $10,000.

Our non-employee directors do not receive per meeting fees for service on the Board or any of its standing committees, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.

Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler were each paid $60,000 for their service, during 2005, as members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Part I of this Annual Report. Members of this special committee will continue to receive compensation for their service on the committee.

Mr. Dimick and Dr. Adler were each paid $30,000 for their service, during 2005, as members of the WebMD Health Transaction Committee. Service on this Committee terminated at the end of the third quarter of 2005 and no further compensation will be payable with respect to this Committee.

Messrs. Dimick and Manning were each paid $10,000 for their service, during 2005, as members of the Business Services IT Committee. Members of this Committee will continue to receive compensation for their services on the Committee.

Our non-employee directors are eligible to receive discretionary grants of stock options under our 2000 Long-Term Incentive Plan (which we refer to as the 2000 Plan) and our 1996 Stock Plan. No such grants were made during 2005. In addition, all non-employee directors receive options to purchase 20,000 shares of Emdeon Common Stock pursuant to automatic annual grants of stock options under our 2000 Plan made on each January 1. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Each of our non-employee directors received automatic annual grants of options to purchase 20,000 shares of Emdeon Common Stock on January 1, 2006 (with an exercise price of $8.46 per share) and January 1, 2005 (with an exercise price of $8.16 per share). Under the 2000 Plan, all stock options held by non-employee directors would automatically vest upon a “Change in Control” of Emdeon, which is defined as described above under “— Compensation Arrangements with Named Executive Officers — Arrangements with Mr. Cameron.”

Other Compensation Information

Emdeon does not offer any deferred compensation plans to its directors or executive officers.

Emdeon does not offer any retirement plans to its directors and does not offer any retirement plans to its executive officers, other than the 401(k) plans generally available to employees. Subject to the terms of the Emdeon 401(k) Savings and Employee Stock Ownership Plan, Emdeon matches, in cash, 25% of amounts contributed to the Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by Emdeon is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of the employee’s date of hire. In addition, Porex, as plan sponsor of the Porex 401(k) Savings Plan, makes a matching contribution, in cash, equal to (a) 100% of amounts contributed to the Plan by each Plan participant, up to 3% of eligible pay plus (b) 50% of the next 2% of eligible pay contributed.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of Emdeon Common Stock, as of April 14, 2006 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our common stock, by each of our directors, by each of our named executive officers, as described above under “Executive Compensation,” and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Emdeon Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

All of the outstanding shares of our Convertible Preferred Stock are held by CalPERS/PCG Corporate Partners, LLC, which has sole voting and investment power with respect to all such shares. Holders of our Convertible Preferred Stock have the right to vote, together with the holders of our Common Stock on an as converted to Common Stock basis, on matters that are put to a vote of the holders of our Common Stock. The 10,000 shares of Convertible Preferred Stock outstanding as of April 14, 2006 are convertible into 10,638,297 shares of our Common Stock in the aggregate. The address of CalPERS/PCG Corporate Partners, LLC is c/o Pacific Corporate Group LLC, 1200 Prospect Street, Suite 200, La Jolla, California 92037.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR Corp.	44,292,576	(3)	—	44,292,576	16.2%
82 Devonshire Street Boston, Massachusetts 02109
Mark J. Adler, M.D.	32,600	(4)	170,166	202,766	*
Paul A. Brooke	371,667	(5)	144,166	515,833	*
Kevin M. Cameron	325,155	(6)	1,783,834	2,108,989	*
Andrew C. Corbin	69,176	(7)	300,000	369,176	*
Neil F. Dimick	—		53,332	53,332	*
David Gang	100,000	(8)	100,000	200,000	*
Wayne T. Gattinella	24,904	(9)	603,033	627,937	*
James V. Manning	859,047	(10)	182,166	1,041,213	*
Charles A. Mele	143,075	(11)	2,601,333	2,744,408	*
Herman Sarkowsky	533,494	(12)	444,166	977,660	*
Joseph E. Smith	29,250		170,166	199,416	*
Martin J. Wygod	8,912,395	(13)	3,685,000	12,597,395	4.6%
All executive officers and directors as a group (12 persons)	11,230,607		10,340,695	21,571,302	7.6%

*	Less than 1%.

(1)	The amounts set forth below include 236 shares allocated to each of Messrs. Gattinella, Mele and Wygod and 155 shares allocated to Mr. Cameron pursuant to the Emdeon Corporation Performance Incentive Plan, a retirement plan intended to be qualified under Section 401(a) of the Internal Revenue Code (which we refer to in this table as PIP Shares), which was merged into our 401(k) Savings Plan on March 1, 2006 and renamed the Emdeon Corporation 401(k) Savings and Employee Stock Ownership Plan. The amount set forth below for “All executive officers and directors as a group” includes an aggregate of 863 PIP Shares. Performance Incentive Plan participants do not have dispositive power with respect to PIP Shares (including vested PIP Shares) until the shares are distributed in accordance with the terms of the Plan. Generally, one-third of the number of PIP Shares allocated to each participant vested on each December 31 following the allocation. Messrs. Cameron, Corbin, Gang, Gattinella, Mele and Wygod are beneficial owners of shares of common stock of Emdeon subject to vesting requirements based on continued employment by Emdeon (which we refer to as Emdeon Restricted Stock) in the respective amounts stated in the footnotes below. Holders of Emdeon Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of Emdeon Restricted Stock. For information regarding the vesting schedules of the Emdeon Restricted Stock, see “Executive Compensation — Summary Compensation Table” above.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of Emdeon Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 14, 2006. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 14, 2006 (which was 273,147,499) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of December 31, 2005 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of December 31, 2005, sole power to dispose of or to direct the disposition of 44,292,576 shares of Emdeon Common Stock and sole power to vote or to direct the vote of 3,414,607 shares of Emdeon Common Stock. Sole power to vote the other shares of Emdeon Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 23,729,200 shares of Emdeon Common Stock as of December 31, 2005.

(4)	Represents 10,000 shares held by Dr. Adler, 22,000 shares held by the Adler Family Trust and 600 shares held by Dr. Adler’s son.

(5)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(6)	Represents 86,750 shares held by Mr. Cameron, 155 PIP Shares and 238,250 unvested shares of Emdeon Restricted Stock.

(7)	Represents 16,676 shares held by Mr. Corbin and 52,500 unvested shares of Emdeon Restricted Stock.

(8)	Represents 100,000 unvested shares of Emdeon Restricted Stock.

(9)	Represents 12,168 shares held by Mr. Gattinella, 236 PIP Shares and 12,500 unvested shares of Emdeon Restricted Stock.

(10)	Represents 787,800 shares held by Mr. Manning and 71,247 shares held by Synetic Foundation, Inc.
(d/b/a Emdeon Charitable Fund), a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(11)	Represents 111,733 shares held by Mr. Mele, 1,622 shares allocated to Mr. Mele’s account under a 401(k) Plan, 236 PIP Shares, 12,500 unvested shares of Emdeon Restricted Stock and 16,984 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Mele and Wygod are trustees and share voting and dispositive power.

(12)	Represents 437,662 shares held by Mr. Sarkowsky and 95,832 shares held by Sarkowsky Family L.P.

(13)	Represents 8,504,966 shares held by Mr. Wygod, 236 PIP Shares, 150,000 shares of unvested Emdeon Restricted Stock, 7,600 shares held by Mr. Wygod’s spouse, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 16,984 shares held by Synetic Foundation, Inc. (d/b/a Emdeon Charitable Fund), a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 71,247 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2005, about our equity compensation plans.

			(c)
		(b)	Number of securities
	(a)	Weighted-average	remaining available for
	Number of securities to be	exercise price of	future issuance under equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options, warrants	options, warrants	(excluding securities
Plan category(1)	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	37,075,526	$10.95	15,166,301	(2)
Equity compensation plans not approved by security holders(3)	15,685,138	$9.52	2,350,357	(4)

Total	52,760,664	$10.54	17,516,658	(2)(4)

(1)	This table does not include (a) outstanding options to acquire 40,973,433 shares of Emdeon Common Stock at a weighted-average exercise price of $16.10 per share that were assumed by Emdeon in mergers or acquisitions or (b) outstanding warrants to acquire 9,035 shares of Emdeon Common Stock at a weighted-average exercise price of $3.84 per share that were assumed by Emdeon in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 15 to the Consolidated Financial Statements in this Annual Report. In addition, this table does not include equity plans of WebMD Health Corp. providing for options to purchase shares of WHC Class A Common Stock and shares of WHC Restricted Stock. For information regarding those equity compensation plans, see Note 15 to the Consolidated Financial Statements in this Annual Report.

(2)	Includes 6,218,561 shares of common stock reserved for issuance under our 1998 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 15 to the Consolidated Financial Statements in this Annual Report.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and NASDAQ rules at the time the plans were adopted. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 5,551,002 shares of Emdeon Common Stock at a weighted-average exercise price of $13.04 per share. None of these warrants are held by Emdeon employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see Notes 4 and 14 to the Consolidated Financial Statements in this Annual Report. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 770,721 shares of Emdeon Common Stock available for grant of restricted stock awards under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

2001 Stock Plan.  The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2005 options to purchase 71,367 of our common stock were available for grant under the 2001 Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of Emdeon Common Stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of Emdeon. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to Kevin Cameron the authority to grant options and determine the terms and conditions of such grants in accordance with the terms of the Plan.

2002 Restricted Stock Plan.  The 2002 Restricted Stock Plan authorizes the granting of awards of shares of Emdeon Common Stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2005, 700,721 shares of restricted common stock were available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under the plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of the plan has been delegated to Kevin Cameron.

Envoy Stock Plan.  In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our common stock and grants of shares of common stock. As of December 31, 2005, 328,769 shares of our common stock remained available for option grants or grants of shares under the Envoy Stock Plan. The maximum number of shares of our common stock with respect to one or more options that may be granted during any one fiscal year under the Envoy Stock Plan to any one person is 1,000,000, except that, in connection with an employee’s initial employment, he or she may be granted options to purchase an additional 500,000 shares which shall not count against the 1,000,000 limit. The terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Option Agreement with Wayne Gattinella.  The option agreement, entered into on August 20, 2001, provides for a nonqualified stock option to purchase 600,000 shares of common stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of Emdeon Common Stock on the date of grant. No further shares of our common stock are available for grant under this option agreement. The option, which has vested with respect to all 600,000 shares and been exercised with respect to 80,300 shares, expires on the tenth anniversary of the date of grant. For additional information on this agreement, see the description of Mr. Gattinella’s compensation arrangements in Item 11 above.

ABF Stock Plan.  The 2003 Nonqualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc., which we refer to as the ABF Stock Plan, was adopted on June 12, 2003 in connection with our acquisition of Advanced Business Fulfillment, or ABF. Grants under the plan are limited to ABF employees who are not executive officers of Emdeon. At the time of the closing of the acquisition of ABF, options to purchase 3,570,000 shares of Emdeon Common Stock were granted under the ABF Stock Plan to ABF employees. The options have an exercise price of $11.73 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. As of December 31, 2005, options to purchase 1,249,500 shares of Emdeon Common Stock were available for grant under the ABF Stock Plan, although the Compensation

Committee does not intend that Emdeon shall make further grants under this Plan. The other terms of the ABF Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Dakota Imaging Stock Plan.  The 2004 Nonqualified Stock Option Plan for Employees of Dakota Imaging, Inc., which we refer to as the Dakota Stock Plan, was adopted on April 19, 2004 in connection with our acquisition of Dakota Imaging. Grants under the plan are limited to Dakota Imaging employees who are not executive officers of Emdeon. At the time of the closing of the acquisition of Dakota Imaging, options to purchase 1,000,000 shares of Emdeon Common Stock were granted under the Dakota Imaging Stock Plan to Dakota Imaging employees. The options have an exercise price of $8.83 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. No further grants will be made under this Plan. The other terms of the Dakota Imaging Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

VIPS Stock Plan.  The 2004 Nonqualified Stock Option Plan for Employees of VIPS, Inc., which we refer to as the VIPS Stock Plan, was adopted on July 28, 2004 in connection with our acquisition of VIPS. Grants under the plan are limited to VIPS employees who are not executive officers of Emdeon. At the time of the closing of the acquisition of VIPS, options to purchase 989,000 shares of Emdeon Common Stock were granted under the VIPS Stock Plan to VIPS employees. The options have an exercise price of $7.27 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. No further grants will be made under this Plan. The other terms of the VIPS Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Item 13.	Certain Relationships and Related Transactions

Transactions with WHC

This section describes the material provisions of agreements between WHC (or one of its subsidiaries) and Emdeon (or one of its subsidiaries other than WHC and its subsidiaries). The Consolidated Financial Statements of Emdeon include the accounts of Emdeon and all of its majority owned subsidiaries. Accordingly, transactions between Emdeon and WHC are eliminated in consolidation. For additional information regarding the financial terms of these agreements and charges from WHC to Emdeon and from Emdeon to WHC under these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Emdeon” and Note 4 to the Consolidated Financial Statements included in WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Services Agreement

We have entered into a Services Agreement with WHC pursuant to which we charge WHC for specified services provided by Emdeon. Under the Services Agreement, Emdeon receives an amount that reasonably approximates its cost of providing services to WHC. The services that Emdeon provides to WHC include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, WHC reimburses Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to WHC for a term of up to 5 years following WHC’s initial public offering. However, WHC is not required, under the Services Agreement, to continue to obtain services from Emdeon. In the event WHC wishes to receive those services from a third party or provide them internally, WHC has the option to terminate services, in whole or in part, at any time it chooses to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of Emdeon relating to the termination. Emdeon has the option to terminate the services that it provides to WHC, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to WHC. Under the Services Agreement, WHC paid Emdeon, from the date of WHC’s initial public offering through December 31, 2005, approximately $696,000.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with WHC, which requires WHC to use its reasonable best efforts, upon our request, to register under the applicable federal and state securities laws any of the shares of our equity securities of or owned by Emdeon for sale in accordance with our intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. Emdeon has the right to include the shares of our equity securities it beneficially owns in other registrations of these equity securities WHC initiates. WebMD is required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by Emdeon and its assigns. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with WHC that governs the respective rights, responsibilities, and obligations of Emdeon and WHC with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require Emdeon or WHC to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of WHC’s or Emdeon’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, Emdeon has agreed to compensate WHC for any use of WHC’s net operating losses that may result from certain extraordinary transactions, including a sale of Emdeon Business Services and Emdeon Practice Services. Specifically, if Emdeon or any corporation that is controlled, directly or indirectly, by Emdeon other than WHC or its subsidiaries (collectively, the “Emdeon Subgroup”) has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), Emdeon will make a payment to WHC and its subsidiaries (collectively, the “WHC Subgroup”) equal to 35% of the amount of the WHC Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains.

Although Emdeon has stated that it does not currently intend or plan to undertake a split-off, spin-off or other similar transaction, WHC has agreed in the Tax Sharing Agreement that it will not knowingly take or fail to take any action that could reasonably be expected to preclude Emdeon’s ability to undertake a split-off or spin-off on a tax-free basis. WHC has also agreed that, in the event that Emdeon decides to undertake a split-off or spin-off of our capital stock to Emdeon’s shareholders, WHC will enter into a new Tax Sharing Agreement with Emdeon that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.

Beneficial ownership of at least 80% of the total voting power and value of WHC’s capital stock is required in order for Emdeon to continue to include the WHC Subgroup in its consolidated group for federal income tax purposes. It is the present intention of Emdeon to continue to file a single consolidated federal income tax return with its eligible subsidiaries. Each member of the consolidated group for federal income tax purposes will be jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between WHC and our Emdeon during the period in which we are included in the consolidated group of Emdeon, WHC could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred and not discharged by such other member. The Tax Sharing Agreement provides, however, that Emdeon will indemnify WHC to the extent that, as a result of being a member of the consolidated group of Emdeon, WHC becomes liable for the federal income tax liability of any other member of the consolidated group, other than the WHC Subgroup. Correspondingly, the Tax Sharing Agreement requires WHC to indemnify Emdeon and the other members of the consolidated group with respect to WHC’s federal income tax liability. Similar principles generally will apply for income tax purposes in some state, local and foreign jurisdictions.

Indemnity Agreement

WHC and Emdeon have entered into an Indemnity Agreement, under which WHC and Emdeon have agreed to indemnify each other with respect to some matters. WHC has agreed to indemnify Emdeon against liabilities arising from or based on:

•	the operations of WHC’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to Emdeon; and

•	guarantees or undertakings made by Emdeon to third parties in respect of WHC’s liabilities or obligations or those of WHC’s subsidiaries.

Emdeon has agreed to indemnify WHC against liabilities arising from or based on:

•	the operations of the Emdeon’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to WHC; and

•	certain pre-existing legal proceedings.

The agreement contains provisions governing notice and indemnification procedures.

Intellectual Property License Agreement

The Intellectual Property License Agreement governs certain rights, responsibilities, and obligations of Emdeon and WHC with respect to the name “WebMD” and related intellectual property that Emdeon has used. Under the Intellectual Property License Agreement, WHC agreed to license certain of its trademarks, trade names and service marks back to Emdeon for an initial period of 12 months to allow Emdeon to transition to its new name. Except as provided in the Intellectual Property License Agreement, Emdeon transferred any right it may have to the name “WebMD” and the related intellectual property to WHC prior to the completion of WHC’s initial public offering.

Private Portals License

Emdeon has licensed WHC’s private portal health and benefits management services for use by Emdeon’s employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by Emdeon to WHC for this license are approximately $250,000 annually.

Little Blue Book License

Through WHC’s The Little Blue Book subsidiaries, for an annual license fee of $250,000, WHC provides a license to a subsidiary of Emdeon of certain physician-related information, such as names, addresses and hospital and HMO affiliation, for use by Emdeon’s subsidiary in communicating with physicians. This license agreement is automatically renewed for successive one-year terms unless either party elects not to renew by providing a 30-day notice.

Product Development, Marketing and Related Arrangements

On January 31, 2006, Emdeon and WHC entered into the agreements described below. Pursuant to these agreements, the parties have agreed to support each other’s product development and marketing of certain product lines, as more fully described below. WHC will, in general, manage the product development and marketing of Emdeon’s and WHC’s product lines in the following areas:

•	online tools and applications that are displayed to physicians and consumers that provide “quality” ratings of providers and that analyze patient care (we refer to these types of applications as External Clinical Quality Applications); and

•	online tools and applications that are displayed to end-user consumers, plan members and/or patients to assist in (a) communicating with, or viewing information from, providers or payers, (b) making informed benefit, provider and/or treatment choices, through access to content, personal health records, plan comparison tools, benefit comparison tools, cost treatment indicators, calculators, etc. or (c) managing and utilizing consumer-directed health plans and the related health savings accounts and other consumer directed financial accounts (we refer to all of these types of applications as Consumer-Directed Applications).

Emdeon may continue to develop and market products and services that are principally provided for internal use by healthcare payers and that provide clinical quality measures of physicians, hospitals and providers, and analytics and reporting to such payers on the quality of patient care (we refer to these types of applications as Internal Clinical Quality Services) and WHC may develop and market its own Internal Clinical Quality Services and it may, but is not required to, sell Emdeon’s Internal Clinical Quality Services. The parties have also agreed to work together to try to develop certain other products and services.

We believe that the growing market for Consumer Directed Health Plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) presents a significant future business opportunity for WHC and that the agreements described below will help accelerate its progress in this market in several ways:

•	Under CDHPs, consumers are required to assume greater responsibility for the financial impact of their personal healthcare decisions. Accordingly, consumers in CDHPs require tools that can assist them in making more informed decisions. In providing services that help meet those needs, WHC will have access to certain Emdeon services and capabilities that we believe will further enhance WHC’s services, including its services that provide comparative information on healthcare provider cost and quality.

•	The agreements are expected to lead to new capabilities for data sharing that will enable WHC and Emdeon to develop new services that facilitate appropriate payment to providers for their services, and inform patients of their financial responsibility for a specific procedure or treatment.

•	Emdeon’s agreement to market the WHC CDHP/HSA offering to Emdeon’s health plan customers is expected to help accelerate WHC’s market penetration of these new services.

Business Services Agreement.  The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	External Clinical Quality Applications. Emdeon will provide a perpetual license to WHC of Emdeon’s External Clinical Quality Applications. In addition, WHC will be permitted to develop, market and sell its own or other third party External Clinical Quality Applications. During the term of this Agreement, Emdeon will not provide External Clinical Quality Applications as stand-alone products other than through WHC Health; provided, however, that Emdeon will be permitted to offer External Clinical Quality Applications to its potential or current payer customers in connection with the integration of External Clinical Quality Applications with other Emdeon core services. During the term of this agreement, WHC will pay Emdeon a 20% royalty on net sales of Emdeon’s External Clinical Quality Applications (or, in particular instances, such other mutually agreed on royalty). In addition, if WHC requires customization or incremental development of an Emdeon External Clinical Quality Application in connection with a potential sale, and/or if WHC needs assistance in resolving a performance issue regarding an Emdeon External Clinical Quality Application, Emdeon will charge WHC customary rates for such assistance. The pricing pursuant to which WHC will make the Emdeon External Clinical Quality Applications available to an Emdeon customer will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume or commitment levels. The provisions of the agreement do not apply to Emdeon’s electronic health record applications, products that provide for sending and receiving of prescriptions and lab results and other similar applications provided by Emdeon and reasonable extensions of such products. Upon termination of the agreement, Emdeon has agreed to provide WHC with a copy of the underlying source code and documentation for the External Clinical Quality Applications so that WHC may continue to use the perpetual license to such products.

•	Internal Clinical Quality Applications. Emdeon may make available to WHC customers Emdeon’s Internal Clinical Quality Services for integration with WHC’s products and services. The pricing pursuant to which Emdeon will make Emdeon’s Internal Clinical Quality Services available to WHC customers will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume/commitment levels. WHC may also develop and sell its own Internal Clinical Quality Services or license and work with third parties for such services. Emdeon will pay WHC a 10% sales commission on net sales of Emdeon’s Internal Clinical Quality Services by WHC.

•	Consumer-Directed Applications. Emdeon has, in general, agreed that WHC will manage the product development and marketing of Consumer-Directed Applications and that, except as described below, Emdeon will not make such applications available itself or through a third party, other than in conjunction with WHC.

—	If Emdeon identifies a need for a Consumer-Directed Application in order to support a business requirement related to the marketing of its core services, Emdeon will first present WHC with the opportunity to meet Emdeon’s requirement. If WHC elects not to pursue this opportunity or if, after electing to do so, fails to meet the applicable delivery schedule, Emdeon may pursue that opportunity through a third party or on its own, on substantially the same terms. For each Consumer-Directed Application provided to Emdeon, WHC is paid the greater of: (a) WHC’s cost plus 50%; or (ii) WHC’s established market price for such product (which price will be competitive with the pricing WHC provides to other similar customers purchasing substantially the same products at the same volume/commitment levels). In addition, if Emdeon sells the Consumer-Directed Application to a third party, Emdeon will pay WHC a 10% royalty on net sales of the application.

—	In addition, WHC and Emdeon have agreed to work together to develop a potential Consumer Directed Application that may provide information regarding the potential cost of care or financial responsibility for individual medical and/or drug claims. Emdeon has agreed that any such product developed that provides a patient or plan member view as to the portion of the cost of care for which the patient or plan member is responsible shall be provided through WHC, and during the term of this agreement, Emdeon will not make such product available itself or through a third party other than in conjunction with WHC. If Emdeon and WHC develop such product, they have agreed to negotiate an equitable allocation between the parties of the sales price for such product.

—	The provisions of the agreement relating to Consumer-Directed Applications do not apply to the following Emdeon products and services: (a) paper and electronic invoices, statements, checks and explanation of benefits forms (EOBs), along with reasonable extensions of these products and services; (b) currently contemplated patient-facing applications linked to the practice management systems and electronic medical records systems of Emdeon Practice Services; (c) services provided by VIPS under contracts with the United States government and/or state governments; and (d) distribution (in addition to through WHC), through portals that are not competitive with the WHC Health consumer portal, of online consumer access for healthcare payment and billing services referred to above in clause (a).

Marketing Agreement.  The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	Emdeon’s Business Services segment will market to its payer customers, for integration into their CDHP offerings, WHC’s online decision-support tools that support CDHPs and HSAs, including retirement health care and HSA planners, cost estimator and expense alerts (we refer to these tools, collectively, as HSA Tools). During the term of the agreement, Emdeon has agreed not to market other services that are similar to the HSA Tools.

•	Emdeon will receive a commission of 10% of the net sales of HSA Tools made through Emdeon.

Joint Development Agreement.  The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	Emdeon and WHC have agreed to attempt to integrate WHC’s personal health record with the clinical products, including the electronic medical record, of Emdeon’s Practice Services segment to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

•	To the extent that Emdeon desires to integrate its electronic health record product with a personal health record, it has agreed to do so through WHC.

Other Business Arrangements with WHC

We have in the past, and may from time to time in the future, have small transactions with WHC or its subsidiaries not involving an ongoing contract. For example, from time to time, Emdeon has advertised some of its products and services on WHC’s physician portals.

Other Related Party Transactions

On April 6, 2001, we loaned $1,450,000 to K. Robert Draughon, a former executive officer of our company, who now serves as Senior Vice President, Business Development of our WHC segment. The funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum of 4.63%. The loan was full recourse and was secured by a pledge by Mr. Draughon of all shares of Emdeon Common Stock owned by him and all options to purchase shares of Emdeon Common Stock owned by him. In August 2005, the then outstanding principal amount of the loan and all accrued interest was repaid in full. The largest amount outstanding during 2005 was $119,407.

We were reimbursed approximately $259,000, $236,000 and 230,000 during 2005, 2004 and 2003, respectively, by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for personal use of certain of our staff and office facilities and for the personal portion of certain travel expenses.

We lease property in Alachua, Florida that is owned by a corporation controlled by Michael A. Singer, a former executive officer of Emdeon and a former member of our Board of Directors, and a member of his family. We are responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2009. During 2005, the aggregate amount of rent payable under the lease was approximately $1,253,000. During 2004, the aggregate amount payable was approximately $1,203,000. During 2003, the aggregate amount payable was approximately 1,087,000.

Mark J. Adler, M.D., a non-employee director of Emdeon, is a partner in a group medical practice that is a customer of Emdeon Practice Services. The practice purchases products and services on terms generally available, in the ordinary course of our business, to similar customers. During 2005, the aggregate amount payable to Emdeon Practice Services by this practice was approximately $31,000. During 2004, the aggregate amount payable was approximately $19,000. During 2003, the aggregate amount payable was approximately $73,000.

During 2006, LGS DEV, LLC., a software development firm, is expected to undertake certain project work for WHC. These services include developing, installing and testing several software tools for use in the operation of WHC’s business. The aggregate fees, for all such services during 2006, to be paid by WHC are expected to be approximately $80,000 to $100,000. The brother of David Gang, one of WHC’s executive officers, is a partner in this firm.

Affiliates of FMR Corp. provide services to us in connection with the Emdeon 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. FMR Corp. beneficial owned, based on its holdings as of December 31, 2005, shares representing approximately 16.2% of Emdeon’s outstanding common stock and approximately 19.0% of the outstanding WHC Class A Common Stock. During 2005 and 2004, the aggregate amount charged to Emdeon for these services was approximately $38,000 and $44,000, respectively. In 2004, our WHC segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC) to integrate WHC’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. Emdeon recorded revenue of $2,960,000 and $817,000 in 2005 and 2004, respectively, and $1,068,000 and $984,000 was included in accounts receivable as of December 31, 2005 and 2004, respectively, related to the FHRS agreement.

Item 14.	Principal Accountant Fees and Services

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2005 and 2004 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to Emdeon were:

Type of Fees	2005	2004

Audit Fees	$4,870,853	$3,262,600
Audit-Related Fees	93,600	323,970
Tax Fees	76,512	27,680
All Other Fees	1,750	1,750

Total Fees	$5,042,715	$3,616,000

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for that fiscal year, (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed for that fiscal year; (b) fees billed for the audit of internal control over financial reporting and management’s assessment of internal control over financial reporting; (c) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements; and (d) for 2005, included fees billed for a standalone audit of WHC;

•	“audit-related fees” are fees billed in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and consisted of fees related to audits of our employee benefit plans and, for 2004, fees for acquisition due diligence assistance;

•	“tax fees” are fees billed in the year, if any, for professional services for tax compliance, tax advice, and tax planning and consisted of fees for tax consulting related to net operating loss analysis and for compliance assistance; and

•	“all other fees” are fees billed in the year, if any, for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young Online, a research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2005 is compatible with Ernst & Young maintaining their independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 1st day of May, 2006.

Emdeon Corporation

By:	/s/ Andrew C. Corbin
Andrew C. Corbin
Executive Vice President and
Chief Financial Officer