Form 10-Q
period 2006-03-31
EMDEON CORP
filed 2006-05-10
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-24975

EMDEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State of incorporation)	(I.R.S. employer identification no.)

669 River Drive, Center 2	07407-1361
Elmwood Park, New Jersey	(Zip code)
(Address of principal executive office)
(201) 703-3400
(Registrant’s telephone number including area code)
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
Yes ☐     No ☑
As of May 8, 2006, there were 274,416,486 shares of
Emdeon Common Stock outstanding.

EMDEON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2006
WebMD®, WebMD Health®, CME Circle®, dakota imagingtm, Digital Office Manager®, DIMdx®, Emdeontm, Emdeon Business Servicestm, Emdeon Practice Servicestm, eMedicine®, Envoy®, ExpressBill®, Image Directorsm, Healthpayers USA®, HealthPro® XL, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Medware®, Physician Flowsm, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, theheart.org®, The Little Blue Booktm, The Medical Manager® and ViPS® are trademarks of Emdeon Corporation or its subsidiaries.

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
      Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the inability to successfully deploy new or updated applications or services;

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with healthcare industry participants, including healthcare payers and providers and vendors of services to those payers and providers;

•	diversion of resources to the process of evaluating alternatives with respect to our Emdeon Business Services and Emdeon Practice Services segments and uncertainties regarding the outcome of the process and its effects on those segments and on our company as a whole;

•	the inability to attract and retain qualified personnel;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.
      The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
EMDEON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,145	$159,510
Short-term investments	239,653	267,387
Accounts receivable, net of allowance for doubtful accounts of $12,091 at March 31, 2006 and $12,535 at December 31, 2005	236,057	233,070
Inventory	13,852	14,251
Prepaid expenses and other current assets	33,605	34,615

Total current assets	660,312	708,833
Marketable equity securities	4,265	4,481
Property and equipment, net	120,791	116,032
Goodwill	1,087,731	1,075,549
Intangible assets, net	240,095	240,510
Other assets	49,116	50,278

TOTAL ASSETS	$2,162,310	$2,195,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,525	$11,611
Accrued expenses	172,179	186,381
Deferred revenue	125,705	115,840

Total current liabilities	308,409	313,832
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8 % convertible notes due 2025	300,000	300,000
Other long-term liabilities	15,372	15,353
Minority interest in WebMD Health Corp.	48,005	43,229
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	98,591	98,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 430,506,000 shares issued at March 31, 2006; 428,624,239 shares issued at December 31, 2005	43	43
Additional paid-in capital	12,135,123	12,121,431
Deferred stock compensation	—	(3,699)
Treasury stock, at cost; 157,135,533 shares at March 31, 2006; 150,296,414 shares at December 31, 2005	(1,017,115)	(950,482)
Accumulated deficit	(10,083,791)	(10,100,164)
Accumulated other comprehensive income	7,673	7,607

Total stockholders’ equity	1,041,933	1,074,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,162,310	$2,195,683

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenue	$339,119	$303,934
Costs and expenses:
Cost of operations	195,267	172,163
Development and engineering	14,914	14,640
Sales, marketing, general and administrative	88,832	82,137
Depreciation and amortization	18,928	16,504
Legal expense	542	4,160
Loss on investments	—	3,832
Interest income	4,419	4,321
Interest expense	4,691	4,781

Income before income tax provision and minority interest	20,364	10,038
Income tax provision	4,562	189
Minority interest in WebMD Health Corp., net of tax	(629)	—

Net income	$16,431	$9,849

Net income per common share:
Basic and diluted	0.06	0.03

Weighted-average shares outstanding used in computing net income per common share:
Basic	287,195	325,334

Diluted	295,492	335,689

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net income	$16,431	$9,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,928	16,504
Minority interest in WebMD Health Corp., net of tax	(629)	—
Amortization of debt issuance costs	728	726
Non-cash advertising	1,605	2,627
Non-cash stock-based compensation	12,462	1,651
Bad debt expense	1,050	2,283
Loss on investments	—	3,832
Reversal of income tax valuation allowance applied to goodwill	2,157	—
Changes in operating assets and liabilities:
Accounts receivable	(2,245)	(14,122)
Inventory	446	253
Prepaid expenses and other, net	(710)	2,812
Accounts payable	(1,133)	(8,631)
Accrued expenses and other long-term liabilities	(9,886)	(106)
Deferred revenue	7,557	5,279

Net cash provided by operating activities	46,761	22,957
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	166,228	45,846
Purchases of available-for-sale securities	(137,815)	(2,550)
Purchases of property and equipment	(14,168)	(11,892)
Proceeds received from sale of property and equipment	—	400
Cash paid in business combinations, net of cash acquired	(27,328)	(70,775)

Net cash used in investing activities	(13,083)	(38,971)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,565	13,170
Purchases of treasury stock	(66,633)	—
Payments of notes payable and other	(94)	(63)

Net cash (used in) provided by financing activities	(56,162)	13,107
Effect of exchange rates on cash	119	(358)

Net decrease in cash and cash equivalents	(22,365)	(3,265)
Cash and cash equivalents at beginning of period	159,510	46,019

Cash and cash equivalents at end of period	$137,145	$42,754

See accompanying notes.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation
Background
      Emdeon Corporation (“Emdeon” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. The Company’s common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. The Company changed its name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. In October 2005, WebMD Corporation changed its name to Emdeon Corporation in connection with the initial public offering of equity securities of WebMD Health Corp. (“WHC”), a subsidiary that the Company formed to act as a holding company for the business of the Company’s WebMD segment (described below) and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with the Company’s public and private online portals than with its other businesses, the Company’s Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.
      WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005. As of March 31, 2006, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represents 85.8% of WHC’s outstanding common stock and 96.7% of the combined voting power of WHC’s outstanding common stock.
Basis of Presentation
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
Interim Financial Statements
      The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Accounting Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors,

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision and benefit for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.
Ownership in WHC and Minority Interest
      The Company owned, on March 31, 2006, 48,100,000 shares of WHC Class B Common Stock, representing ownership of 85.8% of all outstanding WHC Class A and Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of March 31, 2006, 96.7% of the combined voting power of WHC’s outstanding Common Stock. Each share of WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than a majority owned subsidiary of the Company or a successor of the Company. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.
      Minority interest represents the minority stockholders’ proportionate share of equity and net income of the Company’s consolidated WebMD segment. Additionally, minority interest includes the stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that has been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that was expensed in connection with APB Opinion No. 25, “Accounting for Stock Issued to Employees” prior to January 1, 2006. As of March 31, 2006 and December 31, 2005, the minority stockholders’ proportionate share of the equity in WHC of $48,005 and $43,229, respectively, are reflected as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net loss in WHC for the three months ended March 31, 2006 was $629.
Net Income Per Common Share
      Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redeemable exchangeable preferred stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted income per common share of the Company during the three months ended March 31, 2006, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive securities on the calculation of diluted income per common share was not material. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended
	March 31,

	2006	2005

Numerator:
Net income	$16,431	$9,849

Denominator:
Common stock	276,557	314,696
Convertible redeemable exchangeable preferred stock	10,638	10,638

Weighted-average shares — Basic	287,195	325,334
Employee stock options, restricted stock and warrants	8,297	10,355

Adjusted weighted-average shares after assumed conversions — Diluted	295,492	335,689

Net income per common share:
Basic and diluted	0.06	0.03

      The Company has excluded convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended
	March 31,

	2006	2005

Options and warrants	63,376	84,122
Convertible notes	42,015	55,129

	105,391	139,251

Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Stock-Based Compensation
      On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.
      Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation cost with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, the recognition of stock-based compensation expense was generally limited to the expense related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Additionally, all restricted stock awards and stock options granted prior to January 1, 2006 had graded vesting, and the Company valued these awards and recognized actual and pro-forma expense, with respect to restricted stock awards and stock options, as if each vesting portion of the award was a separate award. This resulted in an accelerated attribution of compensation expense over the vesting period. As permitted under SFAS 123R, the Company began using a straight-line attribution method beginning January 1, 2006 for all options and restricted stock awards granted on or after January 1, 2006, but will continue to apply the accelerated attribution method for the remaining unvested portion of any awards granted prior to January 1, 2006.
      The Company has various stock compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase Emdeon Common Stock and restricted shares of Emdeon Common Stock. Additionally, the Company’s majority owned public subsidiary has a similar stock compensation plan that provides for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintains an Employee Stock Purchase Plan which provides employees with the ability to buy shares of Emdeon Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.
Emdeon Plans
      The Company had an aggregate of 5,625,686 shares of Emdeon Common Stock available for future grants under the Plans at March 31, 2006. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to an individual stock option agreement. At March 31, 2006, there were options to purchase 5,762,700 shares of Emdeon Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. The Company issues new shares when options are exercised under the Plans.

Stock Options
      Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are generally granted at prices not less than the fair market value of the Company’s Common

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock on the date of grant. The following table summarizes activity for the Plans for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2006	88,183,095	$12.96
Granted	6,264,500	9.12
Exercised	(1,705,636)	6.66
Forfeited	(2,554,578)	12.17

Outstanding at March 31, 2006	90,187,381	$12.83	5.4	$132,443

Exercisable at the end of the period	68,807,468	$14.13	4.4	$86,380

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on March 31, 2006 which was $10.80 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2006.
     The fair value of each option granted, within the table below, is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions also noted in the following table. Expected volatility is based on implied volatility from traded options of the Company’s stock combined with historical volatility of the Company’s stock. Prior to January 1, 2006, only historical volatility was considered. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	March 31,

	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.375	0.50
Risk free interest rate	4.55%	3.29%
Expected term (years)	4.46	3.25 - 5.50
Weighted average fair value of options granted during the period	$3.45	$3.27

Restricted Stock Awards
      Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock during the three months ended March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	1,042,557	$8.24
Granted	967,700	9.11
Vested	(252,583)	8.58
Forfeited	(34,668)	8.89

Ending balance at March 31, 2006	1,723,006	$8.66

      Proceeds received from the exercise of options to purchase Emdeon Common Stock were $11,352 and $13,937 during the three months ended March 31, 2006 and 2005, respectively. The intrinsic value related to the exercise of these stock options as well as the fair value of shares of Emdeon Restricted Stock that vested was $8,588 and $17,354 during the three months ended March 31, 2006 and 2005, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized as the Company has net operating loss carryforwards.
WebMD Plans
      During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). The maximum number of shares of WHC Class A Common Stock that will be subject to options or restricted stock awards under the WHC Plan is 7,130,574, subject to adjustment in accordance with the terms of the WHC Plan.

Stock Options
      Generally, options under the WHC Plan vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WHC Plan expire within ten years from the date of grant. Options are generally at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WHC Plan for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	353,750	36.31
Forfeited	(74,500)	19.56

Outstanding at March 31, 2006	4,812,350	$19.62	9.5	$105,982

Exercisable at the end of the period	—	$—	—	$—

(1)	The aggregate intrinsic value is based on the market price of WHC’s common stock on March 31, 2006 which was $41.64 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2006.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data of WHC employees who were previously granted Emdeon stock options. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

March 31,
2006

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.56%
Expected term (years)	3.30
Weighted average fair value of options granted during the period	$16.57
     Restricted Stock Awards
      WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock during the three months ended March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	61,243	38.98
Forfeited	(800)	39.00

Ending balance at March 31, 2006	437,064	$20.52

     Other
      In addition, at the time of the WHC initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2006 in connection with these issuances.
Employee Stock Purchase Plan
      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “1998 Purchase Plan” or the “ESPP”), allows eligible employees the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of March 31, 2006, a total of 7,610,200 shares of the Company’s common stock were reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan, as amended in 2000, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were no shares issued under the 1998 Purchase Plan during the three months ended March 31, 2006 and 2005.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Stock-Based Compensation Expense
      The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,

	2006	2005

Emdeon Plans:
Stock options	$5,776	$374
Restricted stock	1,051	1,277
WHC Plan:
Stock options	4,446	—
Restricted stock	959	—
Employee Stock Purchase Plan	145	—
Other	85	—

Total stock-based compensation expense	$12,462	$1,651

Included in:
Cost of operations	$3,106	$—
Development and engineering	401	—
Sales, marketing, general and administrative	8,955	1,651

Total stock-based compensation expense	$12,462	$1,651

      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2006, approximately $46,494 and $36,916 of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.61 years and 2.04 years, related to the Emdeon Plans, and the WHC Plan, respectively.
      The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

Net income as reported	$9,849
Add: Stock-based employee compensation expense included in reported net income	1,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,540)

Pro forma net income	$960

Net income per common share:
Basic and diluted — as reported	$0.03

Basic and diluted — pro forma	$0.00

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations
2006 Acquisition
      On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $24,485, comprised of $23,785 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $16,842 and intangible assets subject to amortization of $9,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.
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
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $24,611 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Balance Sheet Data
      The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

2006
eMedicine	$1,717	$(2,386)	$(688)	$9,000	$16,842	$24,485
2005
Conceptis	2,893	(2,940)	(288)	7,000	12,938	19,603
HealthShare	1,925	(4,622)	(429)	8,500	24,611	29,985
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the three months ended March 31, 2006 and 2005 gives effect to the acquisitions of eMedicine, Conceptis and HealthShare, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

	Three Months Ended
	March 31,

	2006	2005

Revenue	$339,454	$310,936
Net income	$16,258	$8,437
Income per common share:
Basic and diluted	$0.06	$0.03

4.	Segment Information
      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Non-cash expenses are related to advertising acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, as well as stock-based compensation expense, which primarily relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and beginning January 1, 2006, includes the incremental stock-based compensation expense associated with the adoption of SFAS 123R.

EMDEON CORPORATION
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
      WebMD provides health information services to consumers, physicians, healthcare professionals, employers and health plans through public and private online portals and health-focused publications. WebMD’s public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. WebMD’s public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. In addition, WebMD provides offline CME services and publishes medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.
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
      Reclassification of Segment Information. In connection with the initial public offering of WHC, the Company entered into a Services Agreement related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company receives an amount that reasonably approximates its cost of providing services to WHC. The Company’s segment reporting has been modified to reflect the services fee it charges to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS 131, the Company has reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $839 and $1,621 for the three months ended March 31, 2006 and 2005, respectively.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Three Months Ended
	March 31,

	2006	2005

Revenue
Emdeon Business Services	$201,154	$185,733
Emdeon Practice Services	75,706	73,018
WebMD	50,051	33,575
Porex	20,587	19,856
Inter-segment eliminations	(8,379)	(8,248)

	$339,119	$303,934

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$43,193	$38,253
Emdeon Practice Services	10,173	4,397
WebMD(a)	6,527	3,230
Porex	5,554	5,397
Corporate(a)	(11,274)	(12,005)

	54,173	39,272
Interest, taxes, non-cash and other items
Depreciation and amortization	(18,928)	(16,504)
Non-cash advertising	(1,605)	(2,627)
Non-cash stock-based compensation	(12,462)	(1,651)
Legal expense	(542)	(4,160)
Loss on investments	—	(3,832)
Interest income	4,419	4,321
Interest expense	(4,691)	(4,781)
Minority interest in WebMD Health Corp., net of tax	629	—
Income tax provision	(4,562)	(189)

Net income	$16,431	$9,849

(a)	Earnings before interest, taxes, non-cash and other items for the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.

5.	Stockholders’ Equity

Stock Repurchase Program
      On January 23, 2006, the Company announced the authorization of a new stock repurchase program (the “Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the Program was increased to $68,000 and then further increased on March 28, 2006 to $83,000. As of March 31, 2006, the Company had repurchased 6,839,119 shares at a

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost of approximately $66,633 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.
      On November 23, 2005, the Company announced the termination of the prior repurchase program, under which no repurchases were made during the three months ended March 31, 2005.

6.	Investments
      As of March 31, 2006 and December 31, 2005, the Company’s short-term investments consisted of certificates of deposit, auction rate securities and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	March 31, 2006		December 31, 2005

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$137,145	$137,145	$159,510	$159,510
Short-term investments	240,412	239,653	268,109	267,387
Marketable equity securities — long-term	1,489	4,265	1,492	4,481
      As of March 31, 2006, the gross unrealized losses related to short-term debt securities are primarily due to a decrease in the fair value of these instruments as a result of an increase in interest rates. These securities have been in a loss position for less than twelve months. The Company has determined that the gross unrealized losses on its short-term debt securities at March 31, 2006 are temporary in nature.
      During the three months ended March 31, 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated in the event funds were needed for the redemption of the 3 1/4 % Notes. The loss represented the excess of the original book value of those investments over the market value at March 31, 2005. In addition, during the three months ended March 31, 2005, the Company recognized gains on the sale of certain of its investments of $419. Both of the above amounts are included in loss on investments in the accompanying consolidated statements of operations.

7.	Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as changes in unrealized holding losses on available-for-sale marketable securities and foreign currency

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
translation adjustments. The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

	2006	2005

Foreign currency translation gains (losses)	$316	$(922)
Unrealized losses on securities:
Unrealized holding losses	250	3,883
Less: reclassification adjustment for net losses realized in net income	—	(3,832)

Net unrealized losses on securities	(250)	(51)

Other comprehensive income (loss)	66	(973)
Net income	16,431	9,849

Comprehensive income	$16,497	$8,876

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.
      Accumulated other comprehensive income includes the following:

	March 31, 2006	December 31, 2005

Unrealized gains on securities	$2,017	$2,267
Foreign currency translation gains	5,656	5,340

Total accumulated other comprehensive income	$7,673	$7,607

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows:

	Emdeon	Emdeon
	Business	Practice
	Services	Services	WebMD	Porex	Total

Balance as of January 1, 2005	$734,468	$179,543	$53,169	$43,384	$1,010,564
Acquisitions during the period	—	—	36,079	—	36,079
Contingent consideration for prior period acquisitions	19,379	30	10,638	—	30,047
Tax reversals(a)	(674)	—	—	(600)	(1,274)
Adjustments to finalize purchase price allocations	(307)	—	783	383	859
Effects of exchange rates	—	—	—	(726)	(726)

Balance as of January 1, 2006	752,866	179,573	100,669	42,441	1,075,549
Acquisition during the period	—	—	16,842	—	16,842
Contingent consideration for prior period acquisitions(b)	(2,539)	—	—	—	(2,539)
Tax reversals(a)	(2,115)	—	—	—	(2,115)
Adjustments to finalize purchase price allocations	—	—	(36)	—	(36)
Effects of exchange rates	—	—	—	30	30

Balance as of March 31, 2006	$748,212	$179,573	$117,475	$42,471	$1,087,731

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company (increased) reduced goodwill and accrued liabilities by $(42) for the Emdeon Business Services segment during 2006 and $230 and $600 for the Emdeon Business Services and Porex segments, respectively, during 2005. These adjustments primarily related to the favorable resolution of estimated tax liabilities established in connection with certain 2000 acquisitions. Additionally, the Company reduced goodwill by $2,157 and $444 in 2006 and 2005, respectively, as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions within the Emdeon Business Services segment.

(b)	During the three months ended December 31, 2005, the Company accrued $20,485 for the estimated contingent consideration payment in connection with the acquisition of Advanced Business fulfillment. The actual payment made in April of 2006 was $17,946. The over accrual in the amount of $2,539 was adjusted from goodwill for the Emdeon Business Services segment.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	March 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$377,368	$(237,021)	$140,347	$377,356	$(233,319)	$144,037
Technology and patents	236,421	(172,862)	63,559	236,421	(169,565)	66,856
Trade names	40,716	(30,847)	9,869	40,716	(30,432)	10,284
Non-compete agreements, content and other	33,913	(7,593)	26,320	24,913	(5,580)	19,333

Total	$688,418	$(448,323)	$240,095	$679,406	$(438,896)	$240,510

      Amortization expense was $9,425 and $8,986 for the three months ended March 31, 2006 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2006 (April 1st to December 31st)	$26,955
2007	35,611
2008	32,611
2009	23,612
2010	16,991
Thereafter	104,315

9.	Commitments and Contingencies
      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2005 Annual Report on Form 10-K under the heading “Legal Proceedings” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Subsequent Events
      On April 13, 2006, the Company entered into a definitive agreement to acquire Summex Corporation (“Summex”), a provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Company will pay approximately $30,000 in cash at closing and up to an additional $10,000 in cash over a two year period if certain milestones are achieved. The purchase price is subject to customary post-closing adjustments. The results of operations of Summex will be included in the WebMD segment upon closing which is expected before the end of June 2006.

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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of March 31, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
      In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction
      Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock has traded on the Nasdaq National Market under the symbol “HLTH” since February 11, 1999. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation (“Emdeon”) in October 2005. The change to Emdeon was made in connection with an initial public offering by WebMD Health Corp. (“WHC”), a subsidiary we formed to act as a holding company for the business of our WebMD segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.

Operating Segments
      We have aligned our business into four operating segments and a corporate segment as follows:

•	Emdeon Business Services. We provide solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. We also provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare.

•	Emdeon Practice Services. We develop and market information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD. We provide health information services to consumers, physicians, healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. Our public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. In addition, we provide offline CME services and publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate. Our Corporate segment provides corporate services across all our other segments. These services include executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.

Recent Developments
      Evaluation of Strategic Alternatives Related to Emdeon Business Services and Emdeon Practice Services Segments. On February 16, 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors authorized commencing a process to evaluate strategic alternatives relating to these businesses to maximize stockholder value. We engaged The Blackstone Group L.P. and Citigroup Global Markets Inc. as our financial advisors to assist the Board in this process. The ViPS business unit, currently part of Emdeon Business Services, will not be included in this process and will be retained by Emdeon. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction and our Board may determine to retain Emdeon Business Services and Emdeon Practice Services.

      Acquisition of eMedicine.com, Inc. On January 17, 2006, through WHC, we acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $24,485, comprised of $23,785 in cash, net of cash acquired, and $700 of estimated acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.
      New Stock Repurchase Program. On January 23, 2006, we announced a new stock repurchase program (the “Program”), at which time we were authorized to use up to $48,000 to purchase shares of our common stock, from time to time, in the open market, through block trades or in private transactions. On February 8, 2006, the maximum aggregate amount authorized for purchases under the Program was increased to $68,000 and then further increased to $83,000 on March 28, 2006. As of March 31, 2006, approximately $66,633 had been used to purchase 6,839,119 shares of our common stock, at an average price per share of approximately $9.74. The amount of any future repurchases will depend on market conditions and other factors.
      Acquisition of Summex Corporation. On April 13, 2006, through WHC, we entered into a definitive agreement to acquire Summex Corporation (“Summex”), a provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. We will pay approximately $30,000 in cash at closing and up to an additional $10,000 in cash over a two year period if certain milestones are achieved. The purchase price is subject to customary post-closing adjustments. The results of operations of Summex will be included in the WebMD segment upon closing which is expected before the end of June 2006.

Background Information on Certain Trends and Strategies
      Diversification of Emdeon Business Services. Submission of claims electronically assists healthcare payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We are continuing our efforts to transform Emdeon Business Services from an electronic transactions clearinghouse to a provider of more comprehensive reimbursement cycle management services for healthcare providers and payers.

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
      We are also developing additional capabilities and services, including electronic payment processes. We expect that revenue and earnings from providing basic electronic clearinghouse services for routine healthcare transactions may, on their own, decline in certain reporting periods. However, we believe that the revenue and earnings of our other transaction-related services are likely to offset any such decline, over time. We have also taken steps to lower the rates of the sales commissions we pay to practice management and hospital information system vendors and other channel partners which, from a net earnings perspective, will offset some of the impact of declining revenue from basic clearinghouse services. Nonetheless, we believe that it is possible that, during certain reporting periods, revenue and net earnings from basic clearinghouse services could decline faster than we are able to increase the revenue and earnings from our additional services.

      Increased Use of Information Technology for Clinical Purposes. Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. However, we believe this is changing. Emdeon Practice Services and Emdeon Business Services are continuing to target the markets for clinical applications as one of their priorities. While it will be a long time before most physicians go to a “paperless office,” more physicians are beginning to incorporate information technology into their clinical workflow. Healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes. Since clinical applications are generally designed for use by physicians, nurses and other healthcare providers, the markets for those applications present different challenges than the markets for administrative and financial applications, which are used mostly by administrative personnel, billing coordinators and financial managers. Emdeon Business Services and Emdeon Practice Services have been and expect to continue to invest in the additional resources necessary to meet the challenges involved in developing and implementing clinical applications. We believe that success in the markets for clinical applications will become increasingly important in competing in the markets for administrative and financial applications.
      Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, who comprise the majority of WebMD’s advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. We expect that this increasing awareness will result in increasing demand for WebMD’s services.
      Changes in Health Plan Design; Health Management Initiatives. While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that WebMD will be able to attract more employers and health plans to use its private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that WebMD is well positioned to benefit from these trends because WebMD’s private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.
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
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid advertising and distribution services, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.
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

The vast majority of our practice management and medical records systems include support and maintenance agreements of the underlying software and hardware. These arrangements provide customers with rights to unspecified software product upgrades released during the term of the support period, as well as Internet and telephone access to technical support personnel. Revenue from support and maintenance agreements is recognized ratably over the term of the arrangement, typically one year or less. Additionally, many of our software arrangements include implementation and training services. Revenue from these services is accounted for separately from the software revenue, as they are not essential to the functionality of any other element of the software arrangement, and is generally recognized as the services are performed.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Investments — Our investments, at March 31, 2006, consisted principally of certificates of deposit, auction rate securities, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $2.1 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of March 31, 2006, a valuation allowance was established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate will be reduced. The valuation allowance excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.
      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options and restricted stock awards granted with Emdeon Common Stock is based on implied volatility from traded options of Emdeon Common Stock combined with historical volatility of Emdeon’s stock. The expected volatility for stock options and restricted stock awards granted with WHC common stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies, as WHC did not have sufficient historical data due to the recent initial public offering.

      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2006, approximately $46,494 and $36,916 of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.61 years and 2.04 years, related to the Emdeon Plans, and the WHC Plan, respectively.
Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,

	2006		2005

	$	%	$	%

Revenue	$339,119	100.0	$303,934	100.0
Costs and expenses:
Cost of operations	195,267	57.5	172,163	56.6
Development and engineering	14,914	4.4	14,640	4.8
Sales, marketing, general and administrative	88,832	26.2	82,137	27.0
Depreciation and amortization	18,928	5.6	16,504	5.4
Legal expense	542	0.2	4,160	1.4
Loss on investments	—	—	3,832	1.3
Interest income	4,419	1.3	4,321	1.4
Interest expense	4,691	1.4	4,781	1.6

Income from continuing operations before income tax provision and minority interest	20,364	6.0	10,038	3.3
Income tax provision	4,562	1.3	189	0.1
Minority interest in WebMD Health Corp., net of tax	(629)	(0.2)	—	—

Net income	$16,431	4.9	$9,849	3.2

      Revenue is derived from our four business segments: Emdeon Business Services, Emdeon Practice Services, WebMD and Porex. Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. Emdeon Business Services also provides clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. In addition, through ViPS, Emdeon Business Services provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. Emdeon Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. Emdeon Practice Services also provides support and maintenance services related to the hardware and software associated with its practice management and electronic medical records systems and other applications. WebMD services include: advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, WebMD also generates revenue from in-person CME programs. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses, including non-cash stock-based compensation expenses, for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, cost of hardware related to the sale of practice management systems, a portion of facilities expenses, leased facilities and personnel costs, sales commissions paid to certain distributors of our Emdeon Business Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.
      Development and engineering expense consists primarily of salaries and related expenses, including non-cash stock-based compensation expenses, associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.
      Sales, marketing, general and administrative expense consists primarily of advertising, product and brand promotion, salaries and related expenses, including non-cash stock-based compensation expenses, for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to advertising and distribution services acquired in exchange for our equity securities.
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
      Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the usage of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. Our non-cash advertising expense is included in cost of operations when we utilize prepaid advertising in conjunction with offline advertising and sponsorship programs. Our non-cash advertising expense is included in sales, marketing, general and administrative expense when we utilize the prepaid advertising for promotion of our brand or the brand of one of our subsidiaries.

•	Non-cash stock-based compensation expense. Expense for 2006 reflects the adoption of SFAS 123R on January 1, 2006 which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Expense for 2005 primarily related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Non-cash stock-based compensation expense is included in cost of operations, development and engineering, and sales, marketing, general and administrative expense within the accompanying consolidated statements of operations. The following table summarizes the non-cash stock-based compensation expense for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

	2006	2005

Stock-based compensation expense included in:
Cost of operations	$3,106	$—
Development and engineering	401	—
Sales, marketing, general and administrative	8,955	1,651

Total	$12,462	$1,651

      The following discussion includes a comparison of the results of operations for the three months ended March 31, 2006 to the three months ended March 31, 2005.

Revenue
      Revenue for the three months ended March 31, 2006 was $339,119, compared to $303,934 in the prior year period. The WebMD, Emdeon Business Services, Emdeon Practice Services and Porex segments were responsible for $16,476, $15,421, $2,688 and $731, respectively, of the overall increase in revenue of $35,185, or 11.6%, for the quarter.
      Contributing to the increase in revenue was revenue from acquisitions of our WebMD segment of $7,463 for the three months ended March 31, 2006, compared to $492 in the prior year period. Excluding revenue from our WebMD segment acquisitions, the remaining increase in revenue was primarily related to increased advertising and sponsorship revenue from WebMD’s public portals and licensing revenue from WebMD’s private online portals. In addition, revenue increased in our Emdeon Business Services segment as a result of increased postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006, our consulting services and software sales within our ViPS operation, as well as growth in our patient statement and remittance and payment services. Also contributing to our revenue growth for 2006, were increases in Emdeon Network Services revenue and maintenance revenue in our Emdeon Practice Services segment.

Costs and Expenses
      Cost of Operations. Cost of operations was $195,267, or 57.5% of revenue, for the three months ended March 31, 2006, compared to $172,163, or 56.6% of revenue, in the prior year period. The increase in absolute dollars is primarily due to the increased revenue as discussed above and the increase in postage rates. In addition, included in the cost of operations for the three months ended March 31, 2006 are non-cash expenses related to stock-based compensation of $3,106 with no corresponding amount in the prior year period. Cost of operations excluding these non-cash expenses was $192,161, or 56.7% of revenue, for the three months ended March 31, 2006, which was relatively consistent compared to the same period in the prior year.
      Development and Engineering. Development and engineering expense was $14,914, or 4.4% of revenue, for the three months ended March 31, 2006, compared to $14,640, or 4.8% of revenue, in the prior year period. Included in development and engineering expense for the three months ended March 31, 2006 are non-cash expenses related to stock compensation of $401. Development and engineering expense, excluding non-cash expenses, was $14,513, or 4.3% of revenue, for the three months ended March 31, 2006. The decrease in development and engineering expense excluding non-cash expenses, in dollars and as a percentage of revenue, was primarily attributable to the lower development and engineering expenses within the Emdeon Business Services segment partially offset by an increase in product development efforts within the WebMD segment.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $88,832, or 26.2% of revenue, for the three months ended March 31, 2006, compared to $82,137, or 27.0% of revenue, in the prior year period. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising expense and stock-based compensation. Non-cash expenses related to advertising expense were $1,605 for the three months ended March 31, 2006, compared to $2,627 a year ago. This decrease was due to lower advertising expense related to our utilization of our prepaid advertising inventory. Non-cash stock-based compensation was $8,955 for the three months ended March 31, 2006, compared to $1,651 a year ago. As discussed above, the increase in stock-based compensation expense was due to the adoption of SFAS 123R. We expect stock-based compensation expense to be higher during 2006 than in prior years due to the adoption of this accounting standard.
      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $78,272, or 23.1% of revenue, for the three months ended March 31, 2006, compared to $77,859, or 25.6% of revenue, a year ago. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses, with the exception of certain increased staffing related expenses, directly attributable to the increased revenue as well as increased expenses related to recent acquisitions that were not included, or only partially included in the year ago period.
      Depreciation and Amortization. Depreciation and amortization expense was $18,928, or 5.6% of revenue, for the three months ended March 31, 2006, compared to $16,504, or 5.4% of revenue, a year ago. The increase was primarily due to depreciation and amortization expenses of approximately $1,631 relating to the acquisitions of our WebMD segment which were not included, or only partially included, in the year ago periods, as well as capital expenditures made in our Emdeon Business Services segment.
      Legal Expense. Legal expense was $542 and $4,160 for the three months ended March 31, 2006 and 2005, respectively. Legal expense represents the costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and while they may continue to be significant, we expect these costs to continue to be lower during the remainder of 2006, as compared to 2005, in part because existing insurance policies became available to cover the expenses of certain former officers and employees of Emdeon Practice Services upon their indictment in late 2005.
      Loss on Investments. The loss on investments of $3,832 for the three months ended March 31, 2005 is comprised of $4,251 for unrealized losses on marketable debt securities that we determined were not temporary in nature and was partially offset by a gain of $419 for the sale of marketable debt securities. These securities were sold to partially finance the March 2005 purchase of HealthShare and ABF’s March 2005 contingent consideration payment in the amount of $31,000 and $40,434, respectively.
      Interest Income. Interest income of $4,419 for the three months ended March 31, 2006 was relatively comparable to a year ago which was $4,321. This was due to lower average investment balances offset by higher average rates of return.
      Interest Expense. Interest expense was $4,691 for the three months ended March 31, 2006, compared to $4,781 in the prior year period. Interest expense for the three months ended March 31, 2006 represents interest expense and the amortization of debt issuance costs related to our $350,000 of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) and our $300,000 of 3 1/8% Convertible Notes due 2007 (the “3 1/8% Notes”). The interest expense for the three months ended March 31, 2005 represents interest expense and the amortization of debt issuance costs related to the 1.75% Notes and our $300,000 of 3 1/4 % Convertible Subordinated Notes due 2025.
      Income Tax Provision. The income tax provision of $4,562 and $189 for the three months ended March 31, 2006 and 2005, respectively, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. The income tax provision for the three months ended March 31, 2006 also includes a provision for federal taxes of $2,157 that has not been reduced by the reversal of a valuation allowance as these tax benefits were acquired through business combinations. The income tax provision for the three months ended March 31, 2005 also includes a tax benefit primarily attributable to a release of previously accrued taxes.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon earnings before interest, taxes, non-cash and other items. Other items include legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Non-cash expenses are related to advertising acquired in exchange for our equity securities in acquisitions and strategic alliances, as well as stock-based compensation expense, which primarily relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and beginning January 1, 2006, includes the incremental stock-based compensation expense associated with the adoption of SFAS 123R. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K. Inter-segment revenue primarily represents sales of Emdeon Business Services products into the Emdeon Practice Services customer base and are reflected at rates comparable to those charged to third parties for comparable products. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to our other operating segments.
      Reclassification of Segment Information. In connection with the initial public offering of WHC, we entered into a Services Agreement related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, we receive an amount that reasonably approximates the cost of providing services to WHC. Our segment reporting has been modified to reflect the services fee we charge to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS 131, we have reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $839 and $1,621 for the three months ended March 31, 2006 and 2005, respectively.
      Summarized financial information for each of our operating segments and a reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended
	March 31,

	2006	2005

Revenue
Emdeon Business Services	$201,154	$185,733
Emdeon Practice Services	75,706	73,018
WebMD	50,051	33,575
Porex	20,587	19,856
Inter-segment eliminations	(8,379)	(8,248)

	$339,119	$303,934

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$43,193	$38,253
Emdeon Practice Services	10,173	4,397
WebMD (a)	6,527	3,230
Porex	5,554	5,397
Corporate (a)	(11,274)	(12,005)

	54,173	39,272

	Three Months Ended
	March 31,

	2006	2005

Interest, taxes, non-cash and other items
Depreciation and amortization	(18,928)	(16,504)
Non-cash advertising	(1,605)	(2,627)
Non-cash stock-based compensation	(12,462)	(1,651)
Legal expense	(542)	(4,160)
Loss on investments	—	(3,832)
Interest income	4,419	4,321
Interest expense	(4,691)	(4,781)
Minority interest in WebMD Health Corp., net of tax	629	—
Income tax provision	(4,562)	(189)

Net income	$16,431	$9,849

(a)	Earnings before interest, taxes, non-cash and other items for the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.
     The following discussion is a comparison of the results of operations for each of our operating segments for the three months ended March 31, 2006 to the three months ended March 31, 2005.
      Emdeon Business Services. Revenue was $201,154 for the three months ended March 31, 2006, compared to $185,733 in the prior year period, an increase of $15,421 or 8.3%. The increase in revenue was primarily due to an increase in postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006, growth in consulting services and software sales we provide in our ViPS operation, as well as growth in our patient statement and remittance and payment services.
      Income before interest, taxes, non-cash and other items was $43,193, or 21.5% of revenue, for the three months ended March 31, 2006, compared to $38,253, or 20.6% of revenue, a year ago. The increase in our operating margin, as a percentage of revenue, was primarily the result of higher revenue as discussed above, partially offset by the effect of the increased postage rates which went into effect at the beginning of the current year.
      Emdeon Practice Services. Revenue was $75,706 for the three months ended March 31, 2006, compared to $73,018 in the prior year period, an increase of $2,688 or 3.7%. The increase in revenue was due to higher Emdeon Network Services revenue and maintenance revenue from higher renewals of our maintenance and support service contracts.
      Income before interest, taxes, non-cash and other items was $10,173, or 13.4% of revenue, for the three months ended March 31, 2006, compared to $4,397, or 6.0% of revenue, in the prior year period. The increased operating margin was due to the higher revenue discussed above, the effect of continued operating efficiencies primarily related to lower headcount and related personnel costs, and lower outside service costs.
      WebMD. Revenue was $50,051 for the three months ended March 31, 2006, compared to $33,575 in the prior year period, an increase of $16,476 or 49.1%. This includes revenue from the acquisition of Conceptis, Healthshare and eMedicine of $7,463 for the three months ended March 31, 2006 compared to $492 in the prior year period. The remaining increase in revenue is the result of increased advertising and sponsorship revenue attributable to an increase in the number of brands and sponsored programs promoted on our sites and licensing revenue from our private online portals.
      Income before interest, taxes, non-cash and other items was $6,527, or 13.0% of revenue, for the three months ended March 31, 2006, compared to $3,230, or 9.6% of revenue, in the prior year period. This increase in operating margin was primarily due to an increase in online advertising and sponsorship revenue and our private portal licensing revenue, partially offset by higher costs from WebMD the Magazine and offline medical education.

      Porex. Revenue was $20,587 for the three months ended March 31, 2005, compared to $19,856 a year ago, an increase of $731 or 3.7%. The increase was primarily due to increased sales of our industrial products, including water filtration products. Partially offsetting this increase was an unfavorable impact of exchange rates on the translation of foreign operations.
      Income before interest, taxes, non-cash and other items was $5,554, or 27.0% of revenue, for the three months ended March 31, 2006, compared to $5,397, or 27.2% of revenue, a year ago. The decrease in operating margin was due to slightly higher personnel and professional service costs.
      Corporate. Corporate includes services shared across all operating segments, such as executive personnel, legal, accounting, tax, treasury, human resources, certain information technology functions and other services. Corporate expenses were $11,274, or 3.3% of total revenue, for the three months ended March 31, 2006, compared to $12,005, or 3.9% of total revenue, a year ago. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs which are generally more fixed in nature.
      Inter-Segment Eliminations. The increase in inter-segment eliminations for the three months ended March 31, 2006 compared to a year ago resulted from higher sales of Emdeon Business Services products into the Emdeon Practice Services customer base.
Liquidity and Capital Resources
      We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of March 31, 2006, we had an accumulated deficit of approximately $10.1 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.
      As of March 31, 2006, we had approximately $376,798 in cash and cash equivalents and short-term investments, including $132,803 in cash and cash equivalents and short-term investments held by WHC, and working capital of $351,903. Additionally, we had $4,265 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future. As of March 31, 2006, all our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $46,761 for the three months ended March 31, 2006, compared to cash provided by operating activities of $22,957 for the three months ended March 31, 2005. The principal sources of the $23,804 increase in cash provided by operating activities when compared to a year ago, were higher earnings before interest, taxes, non-cash and other items, as well as a higher rate of collections of receivables and upfront payments relating to new and renewed contracts for which revenue has been deferred. Partially offsetting these inflows were higher payments related to accounts payable and accrued expenses such as compensation related payments and interest payments on our convertible notes which were impacted by timing.
      Cash used in investing activities was $13,083 for the three months ended March 31, 2006, compared to cash used in investing activities of $38,971 for the three months ended March 31, 2005. Cash used in investing activities for the three months ended March 31, 2006 included $166,228 of proceeds from maturities and sales of available-for-sale securities partially offset by $137,815 of purchases of available-for-sale securities. Cash paid in business acquisitions, net of cash acquired was $27,328 for the three months ended March 31, 2006, which primarily related to the 2006 Acquisition of eMedicine and the RxList, LLC contingent consideration payment. Cash used in investing activities for the three months ended March 31, 2005 included $45,846 of proceeds from maturities and sale of available-for-sale securities, partially offset by $2,550 of purchases of available-for-sale securities. Cash paid in business acquisitions, net of the cash acquired, was $70,775 for the three months ended March 31, 2005, which primarily related to the Advanced Business Fulfillment, Inc. contingent consideration payment and the 2005 acquisition of HealthShare Technology, Inc. Investments in property and equipment were $14,168 for the three months ended March 31, 2006, compared to $11,892 a year ago.
      Cash used in financing activities was $56,162 for the three months ended March 31, 2006, compared to cash used in financing activities of $13,107 for the three months ended March 31, 2005. Cash used in financing activities for the three months ended March 31, 2006 principally related to the repurchases of our common stock of $66,633 partially offset by proceeds from the issuance of common stock primarily resulting from exercises of employee stock options of $10,565. Cash provided by financing activities for the three months ended March 31, 2005 consisted of $13,170 related to the issuance of common stock, primarily resulting from exercises of employee stock options. We did not repurchase our common stock during the three months ended March 31, 2005.
      Our principal commitments at March 31, 2006 were our commitments related to the 1.75% Notes, the 3 1/8 % Notes and the $100,000 of Convertible Redeemable Exchangeable Preferred Stock. In addition, we have obligations under operating leases of $103,371 and contingent consideration payments of up to an aggregate of $54,937 related to certain acquisitions achieving certain milestones, of which $25,197 was paid in April 2006. Additionally, we anticipate capital expenditure requirements of approximately $70,000 to $85,000 in 2006, of which $14,168 was spent in the first quarter, and $30,000 related to our WebMD segment’s pending acquisition of Summex Corporation in June 2006.
      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2006 and 2007. Our future liquidity and capital requirements will depend upon numerous factors, including the results of our Board’s evaluation of strategic alternatives relating to Emdeon Business Services and Emdeon Practice Services, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, cost of maintaining and upgrading the information technology platforms and communications systems that Emdeon Business Services and WebMD use to provide their services, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.
Factors That May Affect Our Future Financial Condition or Results of Operations
      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued or securities we may issue in the future. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes
      A portion of Emdeon Business Services’ revenue comes from customers that are governmental agencies. Government contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	“most-favored” pricing disclosure requirements that are designed to ensure that the government can negotiate and receive pricing akin to that offered commercially and requirements to submit proprietary cost or pricing data to ensure that government contract pricing is fair and reasonable;

•	commercial customer price tracking requirements that require contractors to monitor pricing offered to a specified class of customers and to extend price reductions offered to that class of customers to the government;

•	reporting and compliance requirements related to, among other things: conflicts of interest; equal employment opportunity, affirmative action for veterans and for workers with disabilities, and accessibility for the disabled;

•	broader audit rights than we would usually grant to non-governmental customers; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.
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

Emdeon Practice Services faces competition in providing support services to owners of The Medical Manager and other systems
      Emdeon Practice Services faces competition for the support services it markets to owners of The Medical Manager systems, as well as for similar services that we market to owners of certain other practice management systems that we have acquired. Physician practices may seek such support from third parties, including businesses that support or manage information technology for various types of clients and businesses that specialize in systems for physicians, some of whom may formerly have been independent dealers of The Medical Manager software or of practice management systems we have acquired and some of whom may be former employees of Emdeon Practice Services. We cannot provide assurance that we will be able to compete successfully against these service providers. In addition, some physician practices, especially larger ones, may use their own employees and other internal resources to support their practice management systems. Some of our clients have terminated their support services contracts in the past and we expect such terminations to occur in the future.

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

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter
      WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, not all of which are in WebMD’s control, and any of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to 12 months. WebMD has relatively few longer term advertising and sponsorship contracts. We cannot assure you that WebMD’s current customers for these services will continue to use WebMD beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

Lengthy sales and implementation cycles for WebMD’s private online portals make it difficult to forecast revenues from these applications and may impact its results of operations
      The period from WebMD’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD’s control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD’s control. As a result, we have limited ability to forecast the timing of revenue from new private portal clients. This, in turn, makes it more difficult to predict WebMD’s financial performance from quarter to quarter.
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

If WebMD is unable to provide content and services that attract and retain users to The WebMD Health Network on a consistent basis, its advertising and sponsorship revenue could be reduced
      Users of The WebMD Health Network have numerous other online and offline sources of healthcare information services. WebMD’s ability to compete for user traffic on its public portals depends upon its ability to make available a variety of health and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. WebMD’s ability to do so depends, in turn, on:

•	its ability to hire and retain qualified authors, journalists and independent writers;

•	its ability to license quality content from third parties; and

•	its ability to monitor and respond to increases and decreases in user interest in specific topics.
      We cannot assure you that WebMD will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of WebMD’s public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to the public portals. Because WebMD generates revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause WebMD’s revenue to decrease and could have a material adverse effect on WebMD’s results of operations.

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
      WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain advertisers to make this publication successful in the long term.

A decline in user traffic levels for The WebMD Health Network could have a material adverse effect on its advertising and sponsorship revenue
      WebMD generates revenue by, among other things, selling sponsorships of specific pages, sections or events on its network of publicly available online Web sites for healthcare providers and consumers and related e-mailed newsletters. WebMD’s advertisers and sponsors include pharmaceutical, biotech, medical device and consumer products companies that are interested in communicating with and educating WebMD’s audience or parts of its audience. We cannot provide assurance that WebMD will be able to retain or increase usage of its online public portals by consumers and physicians. There are numerous other online and offline sources of healthcare information services that compete with WebMD. In addition, since users may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which users will return. A decline in user traffic levels or a reduction in the number of pages viewed by users may cause WebMD’s revenue to decrease and could have a material adverse effect on its results of operations.
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

•	our updated electronic medical records products;

•	the business process outsourcing services for payers that we have developed internally and through acquisitions; and

•	our updated clinical transaction services.
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
      We expect to make significant additions and changes during 2006 to some of the hardware and software Emdeon Business Services uses to provide connectivity services and to the systems WebMD uses to create, manage and deliver its portals. Our implementation of additions to and changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

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

Government regulation of the Internet could adversely affect our business
      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution, and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business
      Almost all of the revenue of WebMD, Emdeon Business Services and Emdeon Practice Services come from healthcare industry participants or from companies providing products or services to healthcare industry participants. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business.

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
      Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific markets we serve or are planning to serve. For example, use of our products and services could be affected by:

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

      For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
      For more information about the competition we face, see “Business — Healthcare Information Services and Technology Solutions — Competition for Our Healthcare Information Services and Technology Solutions” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have incurred losses and may incur losses in the future
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $10.1 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

We may not be able to raise additional funds when needed for our business or to exploit opportunities
      Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new applications and service offerings, competing technologies and market developments, potential future acquisitions and dispositions of companies or businesses, and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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
      Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 and 2007 are $240.9 million and $0.6 million, respectively.
      The 3 1/8 % Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex and WebMD are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Neither Porex nor WebMD have engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $0.3 million and $(0.9) million, during the three month periods ended March 31, 2006 and 2005, respectively. We believe that future exchange rate sensitivity related to Porex and WebMD will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures were effective as of March 31, 2006.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in Emdeon’s internal control over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) The following table provides information about purchases by Emdeon during the three months ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs(2)	Programs(2)

01/01/06 - 01/31/06	227,408	$8.96	227,000	$45,965,226
02/01/06 - 02/28/06	3,836,219	9.22	3,836,219	$30,587,654
03/01/06 - 03/31/06	2,851,950	10.52	2,775,900	$16,367,561

Total	6,915,577	$9.75	6,839,119	$16,367,561

(1)	Includes 408 and 76,050 shares withheld from Emdeon Restricted Stock that vested during January 2006 and March 2006, respectively, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that we announced on January 23, 2006, at which time Emdeon was authorized to use up to $48 million to purchase shares of its common stock from time to time. On February 8, 2006, the maximum aggregate amount authorized for purchases pursuant to this repurchase program was increased to $68 million and, on March 28, 2006, it was increased to $83 million. For additional information, see Note 5 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emdeon Corporation

By:	/s/ Andrew C. Corbin

Andrew C. Corbin
Executive Vice President and Chief Financial Officer
Date: May 10, 2006

EXHIBIT INDEX

Exhibit No.		Description

3.1		Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing Its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 17, 2005)
3.3		Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10	.1*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.2*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.3*	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by WebMD Health Corp. (“WHC”) on March 15, 2006)
10	.4*	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10	.5*	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10.6		Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2006)
10	.7*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.8*	Amended and Restated Emdeon Corporation 1996 Stock Plan
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

* Relates to executive compensation.

E-1