Form 10-Q
period 2006-06-30
EMDEON CORP
filed 2006-08-09
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐     No ☑
As of August 7, 2006, there were 275,912,772 shares of
Emdeon Common Stock outstanding.

EMDEON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2006
WebMD®, WebMD Health®, CME Circle®, dakota imagingtm, Digital Office Manager®, DIM(DX)®, Emdeontm, Emdeon Business Servicestm, Emdeon Practice Servicestm, eMedicine®, Envoy®, ExpressBill®, Image DirectorSM, Healthpayers USA®, HealthPro® XL, Intergy®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Medware®, Physician FlowSM, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, Summex®, theheart.org®, The Little Blue Booktm, The Medical Manager® and ViPS® are trademarks of Emdeon Corporation or its subsidiaries.

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
      Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the inability to successfully deploy new or updated applications or services;

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with healthcare industry participants, including healthcare payers and providers and vendors of services to those payers and providers;

•	diversion of resources to the process of evaluating alternatives with respect to our Emdeon Business Services segment and uncertainties regarding the outcome of the process and its effects on that segment and on our company as a whole;

•	the inability to attract and retain qualified personnel;

•	the anticipated benefits from acquisitions or divestitures not being fully realized or not being realized within the expected time frames;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”
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

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
EMDEON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,210	$159,510
Short-term investments	296,750	267,387
Accounts receivable, net of allowance for doubtful accounts of $10,333 at June 30, 2006 and $12,535 at December 31, 2005	239,024	233,070
Inventory	14,486	14,251
Prepaid expenses and other current assets	36,079	34,615

Total current assets	678,549	708,833
Marketable equity securities	2,944	4,481
Property and equipment, net	126,376	116,032
Goodwill	1,110,521	1,075,549
Intangible assets, net	238,213	240,510
Other assets	47,837	50,278

TOTAL ASSETS	$2,204,440	$2,195,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,135	$11,611
Accrued expenses	158,249	186,381
Deferred revenue	125,811	115,840

Total current liabilities	299,195	313,832
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8 % convertible notes due 2025	300,000	300,000
Other long-term liabilities	15,946	15,353
Minority interest in WebMD Health Corp.	53,811	43,229
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005	98,650	98,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 433,133,863 shares issued at June 30, 2006; 428,624,239 shares issued at December 31, 2005	43	43
Additional paid-in capital	12,162,045	12,121,431
Deferred stock compensation	—	(3,699)
Treasury stock, at cost; 157,625,719 shares at June 30, 2006; 150,296,414 shares at December 31, 2005	(1,022,325)	(950,482)
Accumulated deficit	(10,060,669)	(10,100,164)
Accumulated other comprehensive income	7,744	7,607

Total stockholders’ equity	1,086,838	1,074,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,204,440	$2,195,683

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue:
Services	$313,766	$282,729	$615,346	$549,307
Products	41,115	39,827	78,654	77,183

Total revenue	354,881	322,556	694,000	626,490
Cost of operations:
Services	177,039	161,840	354,202	316,016
Products	20,107	20,110	38,211	38,097

Total cost of operations	197,146	181,950	392,413	354,113
Development and engineering	15,283	14,457	30,197	29,097
Sales, marketing, general and administrative	90,008	83,533	178,840	165,670
Depreciation and amortization	19,381	17,541	38,309	34,045
Legal expense	275	4,283	817	8,443
Advisory expense	4,104	—	4,104	—
Loss (gain) on investments	—	(190)	—	3,642
Loss on redemption of convertible debt	—	1,902	—	1,902
Interest income	4,435	3,936	8,854	8,257
Interest expense	4,668	3,895	9,359	8,676

Income before income tax provision and minority interest	28,451	19,121	48,815	29,159
Income tax provision	5,434	2,955	9,996	3,144
Minority interest in WebMD Health Corp., net of tax	(164)	—	(793)	—

Net income	$23,181	$16,166	$39,612	$26,015

Net income per common share:
Basic	$0.08	$0.05	$0.14	$0.08

Diluted	$0.08	$0.05	$0.13	$0.08

Weighted-average shares outstanding used in computing net income per common share:
Basic	285,086	337,303	286,141	331,318

Diluted	296,722	349,624	296,107	342,656

See accompanying notes.

EMDEON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,

	2006	2005

Cash flows from operating activities:
Net income	$39,612	$26,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,309	34,045
Minority interest in WebMD Health Corp., net of tax	(793)	—
Amortization of debt issuance costs	1,461	1,333
Non-cash advertising	2,794	5,013
Non-cash stock-based compensation	25,562	2,367
Bad debt expense	1,645	3,722
Loss on investments	—	3,642
Loss on redemption of convertible debt	—	1,902
Reversal of income tax valuation allowance applied to goodwill	5,215	2,146
Changes in operating assets and liabilities:		—
Accounts receivable	(4,719)	(18,350)
Inventory	(179)	186
Prepaid expenses and other, net	(3,659)	1,655
Accounts payable	3,479	(5,881)
Accrued expenses and other long-term liabilities	222	(4,596)
Deferred revenue	6,272	9,501

Net cash provided by operating activities	115,221	62,700
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	398,870	190,673
Purchases of available-for-sale securities	(426,470)	(94,350)
Purchases of property and equipment	(28,971)	(38,717)
Proceeds received from sale of property and equipment	—	400
Cash paid in business combinations, net of cash acquired	(84,846)	(74,110)

Net cash used in investing activities	(141,417)	(16,104)
Cash flows from financing activities:
Proceeds from issuance of common stock	30,433	31,437
Purchases of treasury stock	(71,843)	—
Redemption of convertible debt	—	(86,694)
Payments of notes payable and other	(173)	(304)

Net cash used in financing activities	(41,583)	(55,561)
Effect of exchange rates on cash	479	(1,124)

Net decrease in cash and cash equivalents	(67,300)	(10,089)
Cash and cash equivalents at beginning of period	159,510	46,019

Cash and cash equivalents at end of period	$92,210	$35,930

See accompanying notes.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation
Background
      Emdeon Corporation (“Emdeon” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Emdeon’s Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. The Company changed its name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. In October 2005, WebMD Corporation changed its name to Emdeon Corporation in connection with the initial public offering of equity securities of WebMD Health Corp. (“WHC”), a subsidiary that the Company formed to act as a holding company for the business of the Company’s WebMD segment (described below) and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with the Company’s public and private online portals than with its other businesses, the Company’s Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.
      WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of June 30, 2006, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represents 85.8% of all outstanding WHC’s Class A and Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of June 30, 2006, 96.6% of the combined voting power of WHC’s outstanding Common Stock.
Basis of Presentation
      The accompanying consolidated financial statements include the consolidated accounts of Emdeon and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority owned WHC and the ownership interests of minority stockholders of WHC are recorded as Minority interest in WebMD Health Corp. in the accompanying consolidated balance sheets.
Interim Financial Statements
      The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization and depreciation period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.
Minority Interest
      Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of the Company’s consolidated WebMD segment. Additionally, minority interest includes the stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that has been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that was expensed in connection with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006. As of June 30, 2006 and December 31, 2005, the minority stockholders’ proportionate share of the equity in WHC of $53,811 and $43,229, respectively, are reflected as Minority interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net loss in WHC for the three and six months ended June 30, 2006 was $164 and $793, respectively.
Net Income Per Common Share
      Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock. Diluted net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted net income per common share of the Company during the three and six months ended June 30, 2006, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities on the calculation of diluted net income per common share was not material. The following table presents the calculation of basic and diluted net income per common share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Numerator:
Net income	$23,181	$16,166	$39,612	$26,015

Denominator:
Common stock	274,448	326,665	275,503	320,680
Convertible redeemable exchangeable preferred stock	10,638	10,638	10,638	10,638

Weighted-average shares — Basic	285,086	337,303	286,141	331,318
Employee stock options, restricted stock and warrants	11,636	12,321	9,966	11,338

Adjusted weighted-average shares after assumed conversions — Diluted	296,722	349,624	296,107	342,656

Net income per common share:
Basic	$0.08	$0.05	$0.14	$0.08

Diluted	$0.08	$0.05	$0.13	$0.08

      The Company has excluded convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share during the periods presented (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Options and warrants	58,475	59,832	60,926	68,888
Convertible notes	42,015	22,742	42,015	22,742

	100,490	82,574	102,941	91,630

Revenue

Products and Services
      The Company’s revenue consists of product and service revenue. Service revenue is comprised of revenue earned through the Company’s automated business and administrative functions for healthcare payers and providers, software maintenance, training, customer support and consulting services to governmental agencies and commercial enterprises, and content sponsorship, advertising and licensing of the Company’s private and public online portals. The Company’s product revenue is primarily comprised of porous plastic products and components used in healthcare, industrial and consumer applications which are sold through its Porex segment, and the software and hardware components of the information technology software systems the Company’s sells through its Emdeon Practice Services segment. Additionally, product revenues include other miscellaneous products, such as, medical forms and supplies, medical related office furniture, medical reference publications and directories, as well as other miscellaneous software products.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of products revenue and services revenue and the related cost of operations for each type of revenue, is presented separately on the accompanying statements of operations for the three and six months ended June 30, 2006 and 2005. The following table provides this additional disclosure for the years ended December 31, 2005, 2004 and 2003 which was not previously provided:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Revenue:
Services	$1,123,646	$1,006,192	$799,268
Products	153,233	154,159	164,712

Total revenue	$1,276,879	$1,160,351	$963,980

Cost of operations:
Services	$641,754	$593,467	$492,555
Products	75,293	72,964	72,384

Total cost of operations	$717,047	$666,431	$564,939

Sales, Use and Value Added Tax
      The Company excludes sales, use and value added tax from revenue in the consolidated statements of operations.

Advisory Expense
      Advisory expense includes professional fees, primarily consisting of legal, accounting and financial advisory services, related to the evaluation of strategic alternatives for the Emdeon Business Services and Emdeon Practice Services segments.
Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.
Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Stock-Based Compensation
      On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.
      Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation cost with respect to stock options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, the recognition of stock-based compensation expense was generally limited to the expense related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Additionally, all restricted stock awards and stock options granted prior to January 1, 2006 had graded vesting, and the Company valued these awards and recognized actual and pro-forma expense, with respect to restricted stock awards and stock options, as if each vesting portion of the award was a separate award. This resulted in an accelerated attribution of compensation expense over the vesting period. As permitted under SFAS 123R, the Company began using a straight-line attribution method beginning January 1, 2006 for all stock options and restricted stock awards granted on or after January 1, 2006, but will continue to apply the accelerated attribution method for the remaining unvested portion of any awards granted prior to January 1, 2006.
      The Company has various stock-based compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase Emdeon Common Stock and restricted shares of Emdeon Common Stock. Additionally, the Company’s majority owned public subsidiary has a similar stock-based compensation plan that provides for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintains an Employee Stock Purchase Plan which provides employees with the ability to buy shares of Emdeon Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.
Emdeon Plans
      The Company had an aggregate of 7,079,117 shares of Emdeon Common Stock available for future grants under the Plans at June 30, 2006. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to an individual stock option agreement. At June 30, 2006, there were options to purchase 5,762,700 shares of Emdeon Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the stock options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. The Company issues new shares when stock options are exercised under the Plans.

Stock Options
      Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Plans for the six months ended June 30, 2006:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2006	88,183,095	$12.96
Granted	6,370,500	9.15
Exercised	(4,140,627)	7.18
Forfeited	(4,717,990)	14.04

Outstanding at June 30, 2006	85,694,978	$12.89	5.2	$193,671

Exercisable at the end of the period	65,572,116	$14.19	4.2	$118,358

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on June 30, 2006, which was $12.41 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of June 30, 2006.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions also noted in the following table. Expected volatility is based on implied volatility from traded options of Emdeon’s Common Stock combined with historical volatility of Emdeon’s Common Stock. Prior to January 1, 2006, only historical volatility was considered. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Six Months Ended
	June 30,

	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.38	0.50
Risk free interest rate	4.56%	3.37%
Expected term (years)	4.46	3.25 - 5.50
Weighted average fair value of options granted during the period	$3.47	$3.58

Restricted Stock Awards
      Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock for the six months ended June 30, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	1,042,557	$8.24
Granted	980,010	9.13
Vested	(290,999)	8.68
Forfeited	(50,252)	8.87

Ending balance at June 30, 2006	1,681,316	$8.66

      Proceeds received from the exercise of options to purchase Emdeon Common Stock were $18,391 and $29,743 for the three and six months ended June 30, 2006, respectively, and $16,677 and $30,614 for the three and six months ended June 30, 2005, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $10,272 and $18,860 for the three and six months ended June 30, 2006, respectively, and $17,235 and $34,589 for the three and six months ended June 30, 2005, respectively. The intrinsic value of these stock options and shares of Emdeon Restricted Stock awards are currently deductible for tax purposes. However, these tax benefits were not realized as the Company has net operating loss carryforwards.
WebMD Plan
      During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WHC Plan is 7,130,574, subject to adjustment in accordance with the terms of the WHC Plan. WHC had an aggregate of 1,678,272 shares of Class A Common Stock available for grant under the WHC Plan at June 30, 2006.

Stock Options
      Generally, options under the WHC Plan vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WHC Plan expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WHC Plan for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	680,450	36.79
Forfeited	(198,725)	21.30

Outstanding at June 30, 2006	5,014,825	$20.70	9.3	$133,386

Exercisable at the end of the period	—	$—	—	$—

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on June 30, 2006, which was $47.30 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of June 30, 2006.

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

Six Months Ended
June 30, 2006

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.79%
Expected term (years)	3.26
Weighted average fair value of options granted during the period	$16.79

Restricted Stock Awards
      WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the six months ended June 30, 2006:

		Weighted
		Average Grant
	Shares	Date Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	62,443	39.01
Vested	(263)	39.00
Forfeited	(1,587)	39.00

Ending balance at June 30, 2006	437,214	$20.53

Other
      In addition, at the time of the WHC initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 and $170 of stock-based compensation expense during the three and six months ended June 30, 2006, respectively, in connection with these issuances.
Employee Stock Purchase Plan
      The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of June 30, 2006, a total of 7,443,058 shares of Emdeon Common Stock were reserved for issuance under the ESPP. The ESPP, as amended in 2000, provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 167,142 and 184,074 shares issued under the ESPP during the six months ended June 30, 2006 and 2005, respectively.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Stock-Based Compensation Expense
      The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Emdeon Plans:
Stock options	$5,833	$44	$11,609	$418
Restricted stock	1,061	672	2,112	1,949
WHC Plan:
Stock options	4,941	—	9,387	—
Restricted stock	1,030	—	1,989	—
Employee Stock Purchase Plan	150	—	295	—
Other	85	—	170	—

Total stock-based compensation expense	$13,100	$716	$25,562	$2,367

Included in:
Cost of operations	$3,709	$—	$6,815	$—
Development and engineering	587	—	988	—
Sales, marketing, general and administrative	8,804	716	17,759	2,367

Total stock-based compensation expense	$13,100	$716	$25,562	$2,367

      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of June 30, 2006, approximately $39,846 and $35,899 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.41 years and 1.82 years, related to the Emdeon Plans and the WHC Plan, respectively.
      The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$16,166	$26,015
Add: Stock-based employee compensation expense included in reported net income	716	2,367
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,828)	(19,368)

Pro forma net income	$8,054	$9,014

Net income per common share:
Basic and diluted — as reported	$0.05	$0.08

Basic and diluted — pro forma	$0.02	$0.03

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations
2006 Acquisitions
      On June 13, 2006, the Company acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $21,786 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of three years and $4,500 relating to acquired technology with an estimated useful life of five years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.
      On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,382, comprised of $24,682 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $18,228 and an intangible asset subject to amortization of $9,000 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.
2005 Acquisitions
      On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $14,717 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a tradename with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,611 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.
Condensed Balance Sheet Data
      The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

2006
Summex	$1,064	$(1,173)	$14	$8,500	$21,786	$30,191
eMedicine	1,717	(2,612)	(951)	9,000	18,228	25,382
2005
Conceptis	2,893	(2,866)	(1,025)	6,140	14,717	19,859
HealthShare	1,925	(4,622)	(429)	8,500	24,611	29,985
Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the six months ended June 30, 2006 and 2005 gives effect to the acquisitions of Summex, eMedicine, Conceptis and HealthShare, including the amortization of intangible assets, as if the acquisitions had all occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

	Six Months Ended
	June 30,

	2006	2005

Revenue	$697,203	$641,088
Net income	$37,883	$22,638
Basic and diluted income per common share	$0.13	$0.07

4.	Segment Information
      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents services provided by the Company’s Emdeon Business Services segment to the

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customer base within the Company’s Emdeon Practice Services segment and are reflected at rates comparable to those charged to third parties for comparable services. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“Legal expense”); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the evaluation of strategic alternatives for the Emdeon Business Services and Emdeon Practice Services segment (“Advisory expense”); a charge related to the redemption of $300,000 3 1/4 % Convertible Subordinated Notes; non-cash advertising expense related to advertising acquired in exchange for the Company’s equity securities; and stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental stock-based compensation expense associated with the adoption of SFAS 123R.
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
      WebMD provides health information services to consumers, physicians, healthcare professionals, employers and health plans through public and private online portals and health-focused publications. WebMD’s public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. WebMD’s public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. WebMD also provides related services for use by such employees and members, including lifestyle education and personalized telephone health coaching as a result of the acquisition of Summex on June 13, 2006. In addition, WebMD provides offline CME services and publishes medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.
      Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.
      Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.
      Reclassification of Segment Information. In connection with the initial public offering of WHC, the Company entered into a services agreement related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the services agreement, the Company receives an amount that reasonably approximates its cost of providing services to WHC. The Company’s segment reporting has been modified to reflect the services fee it charges to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS 131, the Company has reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $845 and $1,684 for the three and six months ended June 30, 2006, respectively, and $1,557 and $3,178 for the three and six months ended June 30, 2005, respectively.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue
Emdeon Business Services	$206,943	$191,514	$408,097	$377,247
Emdeon Practice Services	77,272	78,596	152,978	151,614
WebMD	56,612	40,465	106,663	74,040
Porex	22,659	20,397	43,246	40,253
Inter-segment eliminations	(8,605)	(8,416)	(16,984)	(16,664)

	$354,881	$322,556	$694,000	$626,490

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$49,598	$40,420	$92,791	$78,673
Emdeon Practice Services	12,119	8,183	22,292	12,580
WebMD(a)	9,599	2,793	16,126	6,023
Porex	7,045	6,064	12,599	11,461
Corporate(a)	(11,628)	(11,742)	(22,902)	(23,747)

	66,733	45,718	120,906	84,990
Interest, taxes, non-cash and other items
Depreciation and amortization	(19,381)	(17,541)	(38,309)	(34,045)
Non-cash stock-based compensation	(13,100)	(716)	(25,562)	(2,367)
Non-cash advertising	(1,189)	(2,386)	(2,794)	(5,013)
Legal expense	(275)	(4,283)	(817)	(8,443)
Advisory expense	(4,104)	—	(4,104)	—
(Loss) gain on investments	—	190	—	(3,642)
Loss on redemption of convertible debt	—	(1,902)	—	(1,902)
Interest income	4,435	3,936	8,854	8,257
Interest expense	(4,668)	(3,895)	(9,359)	(8,676)
Income tax provision	(5,434)	(2,955)	(9,996)	(3,144)
Minority interest in WebMD Health Corp., net of tax	164	—	793	—

Net income	$23,181	$16,166	$39,612	$26,015

(a)	Earnings before interest, taxes, non-cash and other items for the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table represents the Company’s operating segment revenue by products and services:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005

	Services	Products	Services	Products

Emdeon Business Services	$205,103	$1,840	$189,513	$2,001
Emdeon Practice Services	62,182	15,090	62,802	15,794
WebMD	54,909	1,703	38,727	1,738
Porex	—	22,659	—	20,397
Inter-segment eliminations	(8,428)	(177)	(8,313)	(103)

Total revenue	$313,766	$41,115	$282,729	$39,827

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005

	Services	Products	Services	Products

Emdeon Business Services	$404,186	$3,911	$372,286	$4,961
Emdeon Practice Services	124,798	28,180	122,702	28,912
WebMD	103,124	3,539	70,740	3,300
Porex	—	43,246	—	40,253
Inter-segment eliminations	(16,762)	(222)	(16,421)	(243)

Total revenue	$615,346	$78,654	$549,307	$77,183

      The following table provides additional information regarding the composition of revenue for each of the Company’s operating segments for the years ended December 31, 2005, 2004 and 2003:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003

	Services	Products	Services	Products	Services	Products

Emdeon Business Services	$749,862	$8,989	$676,879	$9,706	$497,959	$7,770
Emdeon Practice Services	245,144	59,031	234,648	61,467	222,542	80,098
WebMD	160,410	7,828	127,125	7,192	104,751	5,914
Porex	1,200	77,924	1,100	75,999	900	71,040
Inter-segment eliminations	(32,970)	(539)	(33,560)	(205)	(26,884)	(110)

Total revenue	$1,123,646	$153,233	$1,006,192	$154,159	$799,268	$164,712

5.	Stockholders’ Equity

Stock Repurchase Program
      On January 23, 2006, the Company announced the authorization of a new stock repurchase program (the “Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of Emdeon Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the Program was increased to $68,000 and then further increased on March 28, 2006 to $83,000. As of June 30, 2006, the Company had repurchased 7,329,305 shares at a cost of approximately $71,843 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 23, 2005, the Company announced the termination of the prior repurchase program, under which no repurchases were made during the three and six months ended June 30, 2005.

6.	Investments
      As of June 30, 2006 and December 31, 2005, the Company’s short-term investments consisted of certificates of deposit, auction rate securities and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	June 30, 2006		December 31, 2005

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$92,210	$92,210	$159,510	$159,510
Short-term investments	297,179	296,750	268,109	267,387
Marketable equity securities — long-term	1,489	2,944	1,492	4,481
      As of June 30, 2006, the gross unrealized losses related to short-term debt securities are primarily due to a decrease in the fair value of these instruments as a result of an increase in interest rates. These securities have been in a loss position for less than twelve months. The Company has determined that the gross unrealized losses on its short-term debt securities at June 30, 2006 are temporary in nature.

7.	Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as changes in unrealized holding gains on available-for-sale marketable securities and foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Foreign currency translation gains (losses)	$1,062	$(1,736)	$1,378	$(2,658)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	(991)	1,788	(1,241)	(2,095)
Less: reclassification adjustment for net gains (losses) realized in net income	—	190	—	(3,642)

Net unrealized gains (losses) on securities	(991)	1,598	(1,241)	1,547

Other comprehensive income (loss)	71	(138)	137	(1,111)
Net income	23,181	16,166	39,612	26,015

Comprehensive income	$23,252	$16,028	$39,749	$24,904

      The foreign currency translation gains (losses) are not currently adjusted for income taxes as they primarily related to permanent investments in non-U.S. subsidiaries. Additionally, there were no income taxes provided for the unrealized holdings gains (losses) on securities as a full valuation allowance has been recorded against all domestic net deferred tax assets.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive income includes the following:

	June 30,	December 31,
	2006	2005

Unrealized gains on securities	$1,026	$2,267
Foreign currency translation gains	6,718	5,340

Total accumulated other comprehensive income	$7,744	$7,607

8.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows:

	Emdeon	Emdeon
	Business	Practice
	Services	Services	WebMD	Porex	Total

Balance as of January 1, 2005	$734,468	$179,543	$53,169	$43,384	$1,010,564
Acquisitions during the period	—	—	36,079	—	36,079
Contingent consideration for prior period acquisitions	19,379	30	10,638	—	30,047
Tax reversals(a)	(674)	—	—	(600)	(1,274)
Adjustments to finalize purchase price allocations	(307)	—	783	383	859
Effects of exchange rates	—	—	—	(726)	(726)

Balance as of January 1, 2006	752,866	179,573	100,669	42,441	1,075,549
Acquisitions during the period	—	—	38,628	—	38,628
Contingent consideration for prior period acquisitions(b)	(1,913)	—	—	—	(1,913)
Tax reversals(a)	(5,037)	(113)	—	—	(5,150)
Adjustments to finalize purchase price allocations	—	—	3,082	—	3,082
Effects of exchange rates	—	—	—	325	325

Balance as of June 30, 2006	$745,916	$179,460	$142,379	$42,766	$1,110,521

(a)	In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company increased goodwill and accrued liabilities by $65 for the Emdeon Business Services segment for the six months ended June 30, 2006, and reduced goodwill and accrued liabilities by $230 and $600 for the Emdeon Business Services and Porex segments, respectively, for the year ended December 31, 2005. These adjustments primarily related to the reevaluation of our tax liabilities and contingencies established in connection with certain acquisitions. Additionally, the Company reduced goodwill by $5,102 and $113 for the Emdeon Business Services and Emdeon Practice Services segments, respectively, for the six months ended June 30, 2006 and $444 for the Emdeon Business Services segment for the year ended December 31, 2005, as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions within those segments.

(b)	During the six months ended June 30, 2006, the Company adjusted goodwill by $2,539 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment. In addition, during the six months ended June 30, 2006, the Company made a contingent consideration payment in the amount of $626 for a Emdeon Business Services segment 2003 acquisition.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	June 30, 2006				December 31, 2005

				Weighted				Weighted
				Average				Average
	Gross			Remaining	Gross			Remaining
	Carrying	Accumulated		Useful	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life(a)	Amount	Amortization	Net	Life(a)

Customer relationship	$404,417	$(263,782)	$140,635	10.5	$400,356	$(256,319)	$144,037	11.1
Technology and patents	185,548	(118,182)	67,366	14.5	177,749	(110,893)	66,856	15.1
Trade names	58,456	(48,123)	10,333	7.8	57,516	(47,232)	10,284	8.0
Non-compete agreements, content and other	28,815	(8,936)	19,879	5.8	24,913	(5,580)	19,333	6.6

Total	$677,236	$(439,023)	$238,213	11.1	$660,534	$(420,024)	$240,510	11.7

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.
     Amortization expense was $9,567 and $18,992 for the three and six months ended June 30, 2006, respectively, and $9,745 and $18,731 for the three and six months ended June 30, 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2006 (July 1st to December 31st)	$19,887
2007	39,085
2008	35,313
2009	23,865
2010	16,435
Thereafter	103,628

9.	Commitments and Contingencies

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering
      As previously disclosed, in the summer and fall of 2001, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon) in the United States District Court for the Southern District of New York. Three of these suits also named the Company and certain former officers and directors of the Company as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.
      After mediation, the issuer defendants in the consolidated action (including the Company), the affected insurance companies and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event that the guarantee becomes payable, the agreement calls for the Company’s insurance carriers, not the Company, to pay the Company’s pro rata share.
      The Company and virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On August 31, 2005, the court ordered that notice be

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mailed to the class members beginning on November 15, 2005, and no later than January 15, 2006, and scheduled a hearing for final approval of the settlement for April 24, 2006. On April 24, 2006, the court held a hearing for final approval of the settlement. The court has not yet decided the approval motion.
      As is usual in securities class action settlements, the Company has received a number of requests for exclusion (or “opt-outs”) from the settlement. Although the Company is not aware of any lawsuits filed against it by any opt-outs, the Company cannot predict whether any will file suit. The Company would vigorously defend against any claims filed by opt-outs.

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel
      In April 2004, the Company, through its Emdeon Business Services segment, acquired Dakota Imaging, Inc., a provider of automated healthcare claims processing technology and business process outsourcing services. As previously disclosed, on April 6, 2005, the Company’s Dakota subsidiary terminated, for cause, the employment of Sandeep Goel, who was its President, and Pradeep Goel, who was its Chief Operating Officer and Chief Technology Officer, each of whom was also a shareholder of Dakota prior to its acquisition by Emdeon Business Services. In addition, Dakota filed a complaint in the Delaware Court of Chancery against Sandeep Goel and Pradeep Goel alleging breach of their respective employment agreements and related causes of action. The case was later removed to the United States District Court for the District of Delaware.
      On May 9, 2005, the defendants filed an Answer and Counterclaim against Dakota. In the Answer and Counterclaim, defendants allege that Dakota did not have the right to terminate them for cause and that Dakota violated provisions of their employment agreements. Defendants seek damages for the alleged breaches of their employment agreements. Defendants also allege that Dakota, as well as the Company and Envoy Corporation, a subsidiary of the Company, violated the Merger Agreement pursuant to which Envoy acquired Dakota. Defendants allege that the terminations and other actions taken by the Company, Envoy and Dakota interfered with the defendants’ rights with respect to potential contingent “earn-out” consideration under provisions contained in the Merger Agreement. The Merger Agreement provides for contingent consideration based on achievement of certain financial milestones in specified time periods and defendants seek damages in excess of $25 million, the maximum aggregate amount of contingent consideration that could be earned under the earn-out provisions of the Merger Agreement. The Company, Envoy and Dakota have filed motions to dismiss the counterclaims in whole or in part. The Court has denied the motions without prejudice, giving Envoy and Dakota leave to re-file the motions after engaging in non-binding mediation. In April 2006, the parties engaged in a non-binding mediation of all disputes before a Federal magistrate judge in the United States District Court for the District of Delaware. The mediation did not result in resolution of any matters in dispute.
      The amount of the contingent payment for the first year of the earn-out under the Merger Agreement is also in dispute between Envoy and Sandeep Goel and Pradeep Goel, as representatives for the former shareholders of Dakota. Envoy believes that no payment is due for that period. In accordance with the provisions of the Merger Agreement, that dispute has been submitted for arbitration before a designated accounting firm. The arbitrators have not yet made a determination regarding this dispute. Sandeep and Pradeep Goel, as representatives of the former shareholders, have recently notified Envoy that they disagree with Envoy’s calculation of the contingent payment for the second year of the earn-out. Envoy believes that no payment is due for the second year.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.
      As previously disclosed, on September 24, 2005, the Company’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc., alleging

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Court granted a motion by Micropore for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex has appealed that ruling to the Georgia Court of Appeals, and its appeal remains pending. Porex is continuing to pursue its breach of contract claims, but discovery regarding those contract claims has been stayed pending a resolution of the appeal regarding Porex’s trade secret claims.

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC
      As previously disclosed, on May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of WHC. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The parties are currently conducting discovery. WHC expects to oppose certification as a class action when discovery on that matter is completed.

M.D. On-Line, Inc. Litigation
      As previously disclosed, August 18, 2005, a lawsuit was filed by M.D. On-Line, Inc. in the U.S. District Court for the District of New Jersey against the Company and two of its subsidiaries. The complaint alleged claims of Federal trademark infringement, unfair competition and false designation of origin and state trademark infringement and unfair competition as a result of use of the name “Emdeon” by the Company and its subsidiaries. The complaint sought monetary damages in excess of $150 and an injunction to cause the Company and its subsidiaries to cease using the name “Emdeon.” A hearing on M.D. On-Line’s preliminary injunction application was held on September 22, 2005. After hearing argument from both parties, the Court denied M.D. On-Line’s application. The Court issued a written opinion and order denying the preliminary injunction application on October 6, 2005. On May 4, 2006, the Court dismissed the action without prejudice.

10.	Subsequent Events
      On July 18, 2006, the Company acquired Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The Company paid approximately $4,000 in cash at closing and has agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007, if certain financial milestones are achieved. The purchase is subject to customary post-closing adjustments. The results of operations of IPN will be included in the Emdeon Business Services segment from July 18, 2006, the closing date of the acquisition.
      On July 19, 2006, the Company entered into a definitive agreement to acquire the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”) for a purchase price of approximately $41,000 in cash. The purchase price is subject to customary post-closing adjustments. The results of operations of Medsite will be included in the WebMD segment upon closing, which is expected to occur during the third quarter of 2006.

EMDEON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 8, 2006, the Company entered into a definitive agreement for the sale of its Emdeon Practice Services segment to Sage Software, Inc., an indirect wholly-owned subsidiary of The Sage Group plc. The purchase price is $565,000 in cash, and will be subject to customary adjustments based on net working capital at closing. The parties have agreed that $35,000 of the purchase price will be placed into escrow as security for the Company’s indemnification obligations under the transaction agreements, one third of which is scheduled to be released twelve months after closing and two-thirds of which is scheduled to be released eighteen months after closing. At the closing, the Company will sell to Sage Software all of the outstanding capital stock of Emdeon Practice Services, Inc., which owns all of the other subsidiaries included in the Emdeon Practice Services segment. The closing is expected to occur in September 2006, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of June 30, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
      In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction
      Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/ WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation (“Emdeon”) in October 2005. The change to Emdeon was made in connection with an initial public offering by WebMD Health Corp. (“WHC”), a subsidiary we formed to act as a holding company for the business of our WebMD segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.

      As of June 30, 2006, we owned 85.8% of the aggregate amount of outstanding shares of WHC’s Class A Common Stock and Class B Common Stock. As such, we consolidate the minority stockholders’ 14.2% share of equity and net income of our WebMD segment.

Operating Segments
      We have aligned our business into four operating segments and a corporate segment as follows:

•	Emdeon Business Services. We provide solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. We also provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare.

•	Emdeon Practice Services. We develop and market information technology systems for healthcare providers and related services, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. These systems and services allow physician offices to automate their scheduling, billing and other administrative tasks, to transmit transactions electronically, to maintain electronic medical records and to automate documentation of patient encounters.

•	WebMD. We provide health information services to consumers, physicians, healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. Our public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. We also provide related services for the use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. In addition, we provide offline CME services and publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate. Our Corporate segment provides corporate services across all our other segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs.

Recent Developments
      Pending Sale of Emdeon Practice Services Segment. On August 8, 2006, we entered into a definitive agreement for the sale of our Emdeon Practice Services segment to Sage Software, Inc., an indirect wholly-owned subsidiary of The Sage Group plc. The purchase price is $565,000 in cash, and will be subject to customary adjustments based on net working capital at closing. The parties have agreed that

$35,000 of the purchase price will be placed into escrow, one third of which is scheduled to be released twelve months after closing and two-thirds of which is scheduled to be released eighteen months after closing as security for Emdeon’s indemnification obligations under the transaction agreements. At the closing, we will sell to Sage Software all of the outstanding capital stock of Emdeon Practice Services, Inc., which owns all of the other companies included in our Emdeon Practice Services segment. We expect the closing to occur in September 2006, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
      Emdeon Business Services will continue to be the exclusive provider of electronic healthcare transaction services and patient statement services for Emdeon Practice Services through 2013. In addition, Emdeon Practice Services will continue its existing relationship with WebMD and will exclusively integrate WebMD’s personal health record with its clinical products, including its electronic medical record.
      Emdeon and Sage will make an IRC Section 338(h)(10) election and will treat this transaction as a sale of assets for tax purposes. We expect to recognize a taxable gain on the sale of our Emdeon Practice Services segment and to utilize a portion of our federal net operating loss (“NOL”) carryforwards to offset the gain on this transaction. Under our Tax Sharing Agreement with WHC, we have agreed to reimburse WHC for any of its NOL carryforwards utilized by us in this transaction at the current federal statutory tax rate of 35%. We currently estimate that the amount of WHC’s NOL carryforwards to be utilized in this transaction will be approximately $240,000 to $260,000 resulting in a cash reimbursement to WHC of $84,000 to $91,000. Our estimates of the amount of WHC’s NOL carryforwards to be utilized and of the related reimbursement is based on various assumptions and will not be finalized until the filing of Emdeon’s 2006 consolidated tax return.
      Evaluation of Strategic Alternatives Related to Emdeon Business Services Segment. On February 16, 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors authorized commencing a process to evaluate strategic alternatives relating to these businesses. We engaged The Blackstone Group L.P. and Citigroup Global Markets Inc. as our financial advisors to assist the Board in this process. As described above, as a result of this process, we have entered into an agreement to sell Emdeon Practice Services to Sage Software. We continue to explore strategic alternatives for our Emdeon Business Services segment. The ViPS business unit, currently part of Emdeon Business Services, will not be included in this process and will be retained by Emdeon. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction with respect to Emdeon Business Services and our Board may determine to retain Emdeon Business Services.
      Acquisition of Summex Corporation. On June 13, 2006, through WHC, we acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that WebMD provides to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to change high-risk behaviors that lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.
      Acquisition of Interactive Payer Network, Inc. On July 18, 2006, we acquired Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The acquisition extended the breadth of Emdeon Business Services’ offering for its payer and preferred provider organization (PPO) clients, including with respect to automated routing of claims to PPOs for pricing and the subsequent distribution of claims to payers for adjudication and payment. We paid approximately $4,000 in cash at closing and have agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007, if certain financial milestones are achieved. The purchase price is subject to customary post-closing adjustments. The results of operations of IPN will be included in our Emdeon Business Services segment from July 18, 2006, the closing date of the acquisition.
      Acquisition of Medsite. On July 19, 2006, a subsidiary of WHC entered into an agreement to acquire the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”) for a purchase price of approximately $41,000 in cash. Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. Medsite leverages its proprietary physician database for online recruitment and participation into its programs. The results of operations of Medsite will be included in the WebMD segment upon closing, which is expected during the third quarter of 2006.

Background Information on Certain Trends and Strategies
      Diversification of Emdeon Business Services. Submission of claims electronically assists healthcare payers in reducing the cost of processing and servicing claims and can expedite the reimbursement process for providers. However, this is just a starting point for increasing administrative efficiency. We are continuing our efforts to transform Emdeon Business Services from an electronic transactions clearinghouse to a provider of more comprehensive reimbursement cycle management services designed to provide healthcare payers and providers not only with connectivity, but also with the information and data necessary to ensure rapid and accurate claim processing, remittance and payment.

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
      Increased Use of Information Technology for Clinical Purposes. Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. However, we believe this is changing. Emdeon Practice Services and Emdeon Business Services are continuing to target the markets for clinical applications as one of their priorities. While it will be a long time before most physicians go to a “paperless office,” more physicians are beginning to incorporate information technology into their clinical workflow. Healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes. On July 18, 2006, the Certification Commission for Healthcare Information Technology (CCHITsm), an independent, nonprofit, public/private organization, announced that Emdeon Practice Services is CCHIT Certifiedsm for its product, Intergy EHR, and meets CCHIT ambulatory electronic health record (EHR) criteria for 2006. Ambulatory EHRs are designed for physician offices and clinics.

The CCHIT Certified mark — a “seal of approval” for EHR products — provides the first consensus-based, consistent benchmark for ambulatory products. We view the CCHIT certification process as an important step towards driving broader adoption of electronic health records.
      Since clinical applications are generally designed for use by physicians, nurses and other healthcare providers, the markets for those applications present different challenges than the markets for administrative and financial applications, which are used mostly by administrative personnel, billing coordinators and financial managers. Emdeon Business Services and Emdeon Practice Services have been and expect to continue to invest in the additional resources necessary to meet the challenges involved in developing and implementing clinical applications. We believe that success in the markets for clinical applications is becoming increasingly important in competing in the markets for administrative and financial applications.
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
Critical Accounting Policies and Estimates
      Our discussion and analysis of Emdeon’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid advertising, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, certain accrued expenses, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.
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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Investments — Our investments, at June 30, 2006, consisted principally of certificates of deposit, auction rate securities, U.S. Treasury Notes and marketable equity securities in publicly traded companies. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $2.1 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of June 30, 2006, a valuation allowance was established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate will be reduced. The valuation allowance excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.
Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	$	%	$	%	$	%	$	%

Revenue	354,881	100.0	322,556	100.0	694,000	100.0	626,490	100.0
Costs and expense:
Costs of operations	197,146	55.5	181,950	56.4	392,413	56.6	354,113	56.5
Development and engineering	15,283	4.3	14,457	4.5	30,197	4.4	29,097	4.6
Sales, marketing, general and administrative	90,008	25.3	83,533	25.9	178,840	25.8	165,670	26.4
Depreciation and amortization	19,381	5.5	17,541	5.4	38,309	5.5	34,045	5.4
Legal expense	275	0.1	4,283	1.3	817	0.1	8,443	1.3
Advisory expense	4,104	1.2	—	—	4,104	0.6	—	—
Loss (gain) on investments	—	—	(190)	—	—	—	3,642	0.6
Loss on redemption of convertible notes	—	—	1,902	0.6	—	—	1,902	0.4
Interest income	4,435	1.2	3,936	1.2	8,854	1.3	8,257	1.3
Interest expense	4,668	1.3	3,895	1.2	9,359	1.3	8,676	1.4

Income before income tax provision and minority interest	28,451	8.0	19,121	5.9	48,815	7.0	29,159	4.7
Income tax provision	5,434	1.5	2,955	0.9	9,996	1.4	3,144	0.5
Minority interest in WebMD Health Corp., net of tax	(164)	—	—		(793)	(0.1)	—	—

Net income	$23,181	6.5	$16,166	5.0	$39,612	5.7	$26,015	4.2

      Revenue is derived from our four business segments: Emdeon Business Services, Emdeon Practice Services, WebMD and Porex. Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. Emdeon Business Services also provides clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. In addition, through ViPS, Emdeon Business Services provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. Emdeon Practice Services provides information technology systems for healthcare providers, including administrative, financial and clinical applications, primarily under The Medical Manager, Intergy, HealthPro XL, Medware and Emdeon Network Services brands. Emdeon Practice Services also provides support and maintenance services related to the hardware and software associated with its practice management and electronic medical records systems and other applications. WebMD services include: advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, WebMD also generates revenue from in-person CME programs. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets.

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
      Advisory expense includes professional fees, primarily consisting of legal, accounting and financial advisory services, related to the evaluation of strategic alternatives for our Emdeon Business Services and Emdeon Practice Services segments.
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

statements of operations. The following table summarizes the non-cash stock-based compensation expense for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Stock-based compensation expense included in:
Cost of operations	$3,709	$—	$6,815	$—
Development and engineering	587	—	988	—
Sales, marketing, general and administrative	8,804	716	17,759	2,367

Total	$13,100	$716	$25,562	$2,367

      The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.

Revenue
      Revenue for the three months ended June 30, 2006 was $354,881, compared to $322,556 in the prior year period. Our revenue increased by $32,325 or 10.0% for the three months ended June 30, 2006. The WebMD, Emdeon Business Services and Porex segments were responsible for $16,147, $15,429 and $2,262, respectively, of the revenue increase for the quarter, which was partially offset by a decrease in revenue of $1,324 in the Emdeon Practice Services segment.
      Revenue for the six months ended June 30, 2006 was $694,000, compared to $626,490 in the prior year period. Our revenue increased by $67,510 or 10.8% for the six months ended June 30, 2006. The WebMD, Emdeon Business Services, Porex and Emdeon Practice Services segments were responsible for $32,623, $30,850, $2,993 and $1,364, respectively, of the revenue increase for the six months ended June 30, 2006.
      Acquisitions completed during 2006 and 2005 within our WebMD segment contributed $5,872 and $12,843 to the increase in revenue for the three and six months ended June 30, 2006, respectively. Also contributing to the increase in revenue was increased advertising and sponsorship revenue from WebMD’s public portals and an increase in the number of companies using WebMD’s private portal platform. In addition, revenue increased in our Emdeon Business Services segment as a result of an increase in postage rates that went into effect on January 8, 2006, growth in our patient statement and remittance and payment services, as well as our consulting services and software sales within our ViPS operation.

Costs and Expenses
      Cost of Operations. Cost of operations was $197,146 and $392,413 for the three and six months ended June 30, 2006, respectively, compared to $181,950 and $354,113 in the prior year periods. Our cost of operations represented 55.5% and 56.6% of revenue for the three and six months ended June 30, 2006, compared to 56.4% and 56.5% for the three and six months ended June 30, 2005. Included in cost of operations are non-cash expenses related to stock-based compensation of $3,709 and $6,815 for the three and six months ended June 30, 2006, with no corresponding amount in the prior year period, as a result of the adoption of SFAS 123R.
      Cost of operations, excluding the non-cash stock-based compensation expenses was $193,437 and $385,598 or 54.5% and 55.6% of revenue for the three and six months ended June 30, 2006, respectively. The increases in absolute dollars are primarily due to higher compensation expenses in our WebMD segment as a result of higher staffing levels, increased expenses related to recent WebMD acquisitions, the impact of the postal rate increase that went into effect on January 8, 2006 and increased expenses related to the delivery of our government consulting services within our ViPS operations. This decrease, as a percentage of revenue, is primarily the result of the combination of the increased revenue discussed above without a proportionate increase in cost. Partially offsetting this improvement was the impact of the postal rate increase which had a negative effect on cost of operations when reflected as a percentage of revenue.

      Development and Engineering. Development and engineering expense was $15,283 and $30,197 for the three and six months ended June 30, 2006, compared to $14,457 and $29,097 in the prior year periods. Our development and engineering expenses represented 4.3% and 4.4% of revenue for the three and six months ended June 30, 2006, compared to 4.5% and 4.6% for the three and six months ended June 30, 2005. The increase in development and engineering, in absolute dollars, is the result of stock-based compensation expense, as discussed above. Included in development and engineering expense for the three and six months ended June 30, 2006 is stock-based compensation of $587 and $988, respectively. Development and engineering expense, excluding stock-based compensation expenses, was $14,696 and $29,209, or 4.1% and 4.2% of revenue, for the three and six months ended March 31, 2006, respectively.
      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expense was $90,008 and $178,840 for the three and six months ended June 30, 2006, compared to $83,533 and $165,670 in the prior year periods. Our sales, marketing, general and administrative expenses represented 25.3% and 25.8% of revenue for the three and six months ended June 30, 2006, compared to 25.9% and 26.4% of revenue for the three and six months ended June 30, 2005. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising services and stock-based compensation expense. Non-cash stock-based compensation expense was $8,804 and $17,759 for the three and six months ended June 30, 2006, compared to $716 and $2,367 in the prior year periods. As discussed above, the increase in stock-based compensation expense was due to the adoption of SFAS 123R on January 1, 2006. We expect stock-based compensation expense to be higher during 2006 than in prior years due to the adoption of this accounting standard. Non-cash expenses related to advertising services were $1,189 and $2,794 for the three and six months ended June 30, 2006, compared to $2,169 and $4,796 in the prior year periods. The decrease in non-cash advertising and distribution expense was the result of lower utilization of our prepaid advertising inventory during the three and six months ended June 30, 2006.
      Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $80,015 and $158,287 or 22.5% and 22.8% of revenue, for the three and six months ended June 30, 2006, compared to $80,648 and $158,507 or 25.0% and 25.3% of revenue in the prior year periods. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses, with the exception of certain increased staffing related expenses, directly attributable to the increased revenue as well as increased expenses related to recent acquisitions that were not included, or only partially included in the year ago period.
      Depreciation and Amortization. Depreciation and amortization expense was $19,381 and $38,309 for the three and six months ended June 30, 2006, compared to $17,541 and $34,045 in the prior year periods. Depreciation and amortization expense represented 5.5% of revenue for the three and six months ended June 30, 2006, compared to 5.4% of revenue in both prior year periods. The increase, in absolute dollars, was primarily due to capital expenditures made in our Emdeon Business Services and, to a lesser extent, Emdeon Practice Services segment, as well as depreciation and amortization expenses relating to the acquisitions in our WebMD segment, which were not included, or only partially included, in the prior periods. These increases were offset by assets related to acquisitions completed in 2000 that became fully amortized during the last half of 2005.
      Legal Expense. Legal expense was $275 and $817 for the three and six months ended June 30, 2006, compared to $4,283 and $8,443 in the prior year periods. Legal expense represents the external costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and while they may continue to be significant, we expect these costs to continue to be lower during the remainder of 2006, as compared to 2005, in part because existing insurance policies became available to cover the expenses of certain former officers and employees of Emdeon Practice Services upon their indictment in late 2005. In connection with the sale of Emdeon Practice Services to Sage Software announced on August 8, 2006, we have agreed to indemnify Sage Software with respect to this matter.

      Advisory Expense. Advisory expense for the three and six months ended June 30, 2006 represents costs and expenses of $4,104 for professional fees, primarily consisting of legal, accounting and financial advisory services, related to the evaluation of strategic alternatives for the Emdeon Business Services and Emdeon Practice Services segment. We expect that these cost may continue to be significant during the quarter ending September 30, 2006.
      Loss (Gain) on Investments. During the three months ended March 31, 2005, we recorded $4,251 for unrealized losses on marketable securities that we identified as securities to be liquidated in the event funds were needed for redemption of our $300,000 of 3 1/4% Convertible Subordinated Notes due 2007 (“3 1/4 Notes”). Also, included in other expense for the three and six months ended June 30, 2005 is $190 and $609 related to net gains on the sale of marketable securities.
      Loss on Redemption of Convertible Notes. Loss on redemption of convertible debt for the three and six months ended June 30, 2005, represents a loss of $1,902 related to the redemption of the 3 1/4 % Notes on June 2, 2005.
      Interest Income. Interest income was $4,435 and $8,854 during the three and six months ended June 30, 2006, compared to $3,936 and $8,257 in the prior year periods. The increase in both the three and six months ended June 30, 2006 is the result of higher average rate of return in 2006, partially offset by lower average investment balances.
      Interest Expense. Interest expense was $4,668 and $9,359 for the three and six months ended June 30, 2006, compared to $3,895 and $8,676 in the prior year periods. The increase for both periods is due to the issuance of our $300,000 3 1/8% Convertible Notes due 2007 on August 24, 2005, offset by the redemption of our 3 1/4 % Notes on June 2, 2005. Based on the timing of the issuance and redemption of these notes, no interest expense was incurred during the period of June 2, 2005 to June 30, 2005.
      Income Tax Provision. The income tax provision of $5,434 and $9,996 for the three and six months ended June 30, 2006 and $2,955 and $3,144 for the three and six months ended June 30, 2005, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. The income tax provision for the three and six months ended June 30, 2006 also includes a provision for federal and state taxes of $2,157 and $5,215, respectively, and $868 and $2,146 of federal taxes for the three and six months ended June 30, 2005, respectively, that has not been reduced by the reversal of a valuation allowance as these tax benefits were acquired through business combinations.
Results of Operations by Operating Segment
      We evaluate the performance of our business segments based upon earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“Legal expense”); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the evaluation of strategic alternatives for the Emdeon Business Services and Emdeon Practice Services segment (“Advisory expense”); a charge related to the redemption of the 3 1/4% Notes; non-cash advertising expense related to advertising acquired in exchange for our equity securities; and stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental stock-based compensation expense associated with the adoption of SFAS 123R. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K. Inter-segment revenue primarily represent services provided by our Emdeon Business Services segment to the customer base within our Emdeon Practice Services segment and are reflected at rates comparable to those charged to third parties for comparable services. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to our other operating segments.

      Reclassification of Segment Information. In connection with the initial public offering of WHC, we entered into a Services agreement related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services agreement, we receive an amount that reasonably approximates its cost of providing services to WHC. Our segment reporting has been modified to reflect the services fee it charges to WHC as an increase to the expenses of the WebMD segment and an offsetting reduction to the expenses in the Corporate segment. In accordance with SFAS 131, we have reclassified all prior period segment information to conform to the current period presentation. The services fee charged to the WebMD segment was $845 and $1,684 for the three and six months ended June 30, 2006, respectively, and $1,557 and $3,178 for the three and six months ended June 30, 2005.
      Summarized financial information for each of our operating segments and a reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue
Emdeon Business Services	$206,943	$191,514	$408,097	$377,247
Emdeon Practice Services	77,272	78,596	152,978	151,614
WebMD	56,612	40,465	106,663	74,040
Porex	22,659	20,397	43,246	40,253
Inter-segment eliminations	(8,605)	(8,416)	(16,984)	(16,664)

	$354,881	$322,556	$694,000	$626,490

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$49,598	$40,420	$92,791	$78,673
Emdeon Practice Services	12,119	8,183	22,292	12,580
WebMD(a)	9,599	2,793	16,126	6,023
Porex	7,045	6,064	12,599	11,461
Corporate(a)	(11,628)	(11,742)	(22,902)	(23,747)

	66,733	45,718	120,906	84,990
Interest, taxes, non-cash and other items
Depreciation and amortization	(19,381)	(17,541)	(38,309)	(34,045)
Non-cash stock-based compensation	(13,100)	(716)	(25,562)	(2,367)
Non-cash advertising	(1,189)	(2,386)	(2,794)	(5,013)
Legal expense	(275)	(4,283)	(817)	(8,443)
Advisory expenses	(4,104)	—	(4,104)	—
(Loss) gain on investments	—	190	—	(3,642)
Loss on redemption of convertible debt	—	(1,902)	—	(1,902)
Interest income	4,435	3,936	8,854	8,257
Interest expense	(4,668)	(3,895)	(9,359)	(8,676)
Income tax provision	(5,434)	(2,955)	(9,996)	(3,144)
Minority interest in WebMD Health Corp., net of tax	164	—	793	—

Net income	$23,181	$16,166	$39,612	$26,015

(a)	Earnings before interest, taxes, non-cash and other items for the prior periods, for the Corporate and WebMD segments, have been reclassified to conform to the current period presentation for service fees charged to the WebMD segment from Corporate.
     The following discussion is a comparison of the results of operations for each of our operating segments for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.
      Emdeon Business Services. Revenue was $206,943 and $408,097 for the three and six months ended June 30, 2006, an increase of $15,429 or 8.1% and $30,850 or 8.2%, compared to the prior year periods.

The increase in revenue for the three and six months ended June 30, 2006, compared to the prior year, was primarily due to an increase in postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006, growth in our patient statement and remittance and payment services, as well as growth in consulting services and software sales we provide in our ViPS operation. In addition, revenue increased for the three months ended June 30, 2006, compared to the prior year, due to increased sales of our automated healthcare claims processing software.
      Earnings before interest, taxes, non-cash and other items was $49,598 and $92,791 for the three and six months ended June 30, 2006, compared to $40,420 and $78,673 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 24.0% and 22.7% for the three and six months ended June 30, 2006, compared to 21.1% and 20.9% for the prior year periods. The increase in operating margin, as a percentage of revenue, was primarily the result of higher revenue as discussed above, without a proportionate increase in costs, partially offset by the impact of the increased postage rates which went into effect at the beginning of the current year.
      Emdeon Practice Services. Revenue was $77,272 and $152,978 for the three and six months ended June 30, 2006, a decrease of $1,324 or 1.7% and an increase of $1,364 or 0.9%, compared to the prior year periods, respectively. The decrease in revenue for the three months ended June 30, 2006, compared to the prior year period, was due to lower system sales and, to a lesser extent, lower Emdeon Network Services revenue, which was partially offset by higher maintenance revenue during this period. The increase in revenue during the six months ended June 30, 2006, compared to the prior year period was primarily driven by continued higher maintenance revenues from higher renewals of our maintenance and support service contracts with customers and higher Network Services revenue, partially offset by lower systems sales.
      Earnings before interest, taxes, non-cash and other items was $12,119 and $22,292 for the three and six months ended June 30, 2006, compared to $8,183 and $12,580 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 15.7% and 14.6% for the three and six months ended June 30, 2006, compared to 10.4% and 8.3% for the prior year periods. The increased operating margin, as a percentage of revenue, was due to systems we sold, which had favorable pricing associated with them. Also contributing to the increased operating margin for the three and six months ended June 30, 2006 is the effect of continued operating efficiencies primarily related to lower headcount and related personnel costs, as well as lower delivery and customer service infrastructure related expenses.
      WebMD. Revenue was $56,612 and $106,663 for the three and six months ended June 30, 2006, an increase of $16,147 or 39.9% and $32,623 or 44.1%, compared to the prior year periods, respectively. The acquisitions of Healthshare, Conceptis, eMedicine and Summex contributed $5,872 and $12,843 to the increases in revenue for the three and six months ended June 30, 2006, respectively. The remaining increase in revenue is the result of increased advertising and sponsorship revenue attributable to an increase in the number of brands and sponsored programs promoted on our sites and increased licensing revenue attributable to an increase in the number of companies using our private portal platform.
      Earnings before interest, taxes, non-cash and other items was $9,599 and $16,126 for the three and six months ended June 30, 2006, compared to $2,793 and $6,023 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 17.0% and 15.1% for the three and six months ended June 30, 2006, compared to 6.9% and 8.1% for the prior year periods. This increase in operating margin was primarily due to higher revenue discussed above without incurring a proportionate increase in overall expenses. This increase was partially offset by a charge of approximately $3,150 during the three and six months ended June 30, 2005 related to the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.
      Porex. Revenue was $22,659 and $43,246 for the three and six months ended June 30, 2006, an increase of $2,262 or 11.1% and $2,993 or 7.4%, compared to the prior year periods. The increase in revenue for the three and six months ended June 30, 2006, was primarily due to increased sales of our healthcare and industrial products, including water filtration products.

      Earnings before interest, taxes, non-cash and other items was $7,045 and $12,599 for the three and six months ended June 30, 2006, compared to $6,064 and $11,461 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 31.1% and 29.1% for the three and six months ended June 30, 2006, compared to 29.7% and 28.5% for the prior year periods. The increase in operating margin was due to higher revenue as discussed above, combined with the effect of Porex’s manufacturing costs which are generally more fixed in nature.
      Corporate. Corporate includes expenses shared across all segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate expenses were $11,628 and $22,902 for the three and six months ended June 30, 2006, or 3.3% of revenue for both periods, compared to $11,742 or 3.6% of revenue and $23,747 or 3.8% of revenue for the prior year period. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs which are generally more fixed in nature.
      Inter-Segment Eliminations. Inter-segment eliminations primarily represent services provided by our Emdeon Business Services segment to the customer base within our Emdeon Practice Services segment and to a much lesser extent, sales of certain WebMD services into our other operating segments. Inter-segment eliminations during the current year periods were consistent when compared to a year ago.
Liquidity and Capital Resources
      We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of June 30, 2006, we had an accumulated deficit of approximately $10.1 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.
      As of June 30, 2006, we had approximately $388,960 in cash and cash equivalents and short-term investments, including $104,275 in cash and cash equivalents and short-term investments held by WHC, and working capital of $379,354. Additionally, we had $2,944 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and expect to do so in the future. As of June 30, 2006, all our marketable securities were classified as available-for-sale.
      Cash provided by operating activities was $115,221 for the six months ended June 30, 2006, compared to cash provided by operating activities of $62,700 for the six months ended June 30, 2005. The principal sources of the $52,521 increase in cash provided by operating activities when compared to a year ago, were higher earnings before interest, taxes, non-cash and other items, as well as a higher rate of collections of receivables and lower payments related to accounts payable and accrued expenses such as interest payments on our convertible notes which was impacted by the redemption of our 3 1/4 % Notes. Partially offsetting these inflows were lower upfront payments relating to new and renewed contracts for which revenue has been deferred.
      Cash used in investing activities was $141,417 for the six months ended June 30, 2006, compared to cash used in investing activities of $16,104 for the six months ended June 30, 2005. Cash used in investing activities for the six months ended June 30, 2006 was attributable to net disbursements of $27,600 from purchases, net of maturities and sales, of available-for-sale securities. Cash paid in business combinations, net of cash acquired, was $84,846 for the six months ended June 30, 2006, which primarily related to the acquisition of Summex and eMedicine, as well as contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. and MedicineNet, Inc., of $17,946 and $7,250, respectively. Cash used in investing activities for the six months ended June 30, 2005 included net proceeds of $96,323 from maturities and sales, net of purchases, of available-for-sale securities. Cash paid in business combinations, net of the cash acquired, was $74,110 for the six months ended June 30, 2005, which primarily related to the Advanced Business Fulfillment, Inc. contingent consideration payment of $40,434 and the 2005 acquisition of HealthShare Technology, Inc. Investments in property and equipment were $28,971 for the six months ended June 30, 2006, compared to $38,717 a year ago.

      Cash used in financing activities was $41,583 for the six months ended June 30, 2006, compared to cash used in financing activities of $55,561 for the six months ended June 30, 2005. Cash used in financing activities for the six months ended June 30, 2006 principally related to the repurchases of our common stock of $71,843, offset by proceeds from the issuance of our common stock primarily resulting from exercises of employee stock options of $30,433. Cash used in financing activities for the six months ended June 30, 2005 consisted of $86,694 for the redemption of our 3 1/4 % Notes in June 2005, offset by $31,437 related to the issuance of our common stock, primarily resulting from exercises of employee stock options. We did not repurchase our common stock during the six months ended June 30, 2005.
      Our principal commitments at June 30, 2006 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due 2023, the 3 1/8 % Notes and the $100,000 of Convertible Redeemable Exchangeable Preferred Stock. In addition, we have obligations under operating leases of $108,880 and the potential payment of contingent consideration of up to an aggregate of $42,114 if prior acquisitions we have made achieve certain milestones. Additionally, we anticipate capital expenditure requirements of approximately $70,000 to $80,000 in 2006, of which $14,768 and $14,203 was spent in the first and second quarter, respectively. In addition, during July 2006 we spent approximately $40,000 and $4,000 for the acquisitions of Medsite and IPN, respectively.
      On August 8, 2006, we entered into a definitive agreement for the sale of our Emdeon Practice Services segment to Sage Software, Inc. for $565,000 in cash, subject to customary adjustments based on net working capital at closing. We expect the closing to occur in September 2006, subject to satisfaction of customary closing conditions. For additional information, see “— Introduction — Recent Developments — Pending Sale of Emdeon Practice Services Segment” above in this MD&A.
      We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2006 and 2007. Our future liquidity and capital requirements will depend upon numerous factors, including the results of our Board’s evaluation of strategic alternatives relating to Emdeon Business Services, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, cost of maintaining and upgrading the information technology platforms and communications systems that Emdeon Business Services and WebMD use to provide their services, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.
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

WebMD may be unsuccessful in its efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of WebMD’s advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. More recently, WebMD has been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to WebMD’s audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find WebMD’s consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If WebMD encounters difficulties in competing with the other alternatives available to consumer products companies, this portion of its business may develop more slowly than we expect or may fail to develop.

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on WebMD’s business
      We believe that the “WebMD” brand identity that WebMD has developed has contributed to the success of its business and has helped it achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for WebMD’s public portals, to its relationships with sponsors and advertisers and to its ability to gain additional employer and healthcare payer clients for its private portals. WebMD has expended considerable resources on establishing and enhancing the “WebMD” brand and its other brands, and it has developed policies and procedures designed to preserve and enhance its brands, including editorial procedures designed to provide quality control of the information it publishes. WebMD expects to continue to devote resources and efforts to maintain and enhance its brands. However, it may not be able to successfully maintain or enhance awareness of its brands, and events outside of its control may have a negative affect on its brands. If WebMD is unable to maintain or enhance awareness of its brands, and do so in a cost-effective manner, its business could be materially and adversely affected.

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

Failure by WebMD to maintain its CME accreditation could adversely affect its ability to provide online CME offerings
      WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet these standards or predict whether ACCME may impose additional requirements.
      In the event that ACCME concludes that WebMD has not met its revised standards relating to CME, WebMD would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and WebMD may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure by WebMD to maintain its status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with WebMD, which could have a material adverse effect on its business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through WebMD’s Web sites or require changes to how WebMD offers CME
      CME activities may be subject to government regulation by the FDA, the OIG, or HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through WebMD’s Web sites to levels that are lower than in the past; and

•	may require WebMD to make changes to how we offer or provide educational programs, including CME.
      In addition, future changes to existing regulations or to the internal compliance programs of clients or potential clients, may further discourage or prohibit clients or potential clients from engaging in educational activities with WebMD, or may require WebMD to make further changes in the way it offers or provides educational programs.

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

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure
      Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed networks and modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks.
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
      While Porex generally seeks contractual indemnification from its customers, any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If Porex does not have adequate contractual indemnification available, product liability claims, to the extent not covered by insurance, could have a material adverse effect on its business and its financial results.

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
      Emdeon intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant. In connection with the sale of Emdeon Practice Services to Sage Software announced on August 8, 2006, we have agreed to indemnify Sage Software with respect to this matter.

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

We cannot assure you that the decision to evaluate strategic alternatives with respect to our Emdeon Business Services segment will result in us pursuing a transaction or that transactions involving Emdeon Practice Services or Emdeon Business Services will have a positive effect on our company
      In February 2006, we announced that, in connection with inquiries received from several third parties expressing an interest in acquiring our Emdeon Business Services and Emdeon Practice Services segments, our Board of Directors has authorized commencing a process to evaluate strategic alternatives relating to these businesses to maximize stockholder value. On August 8, 2006, we announced that we had entered into a definitive agreement for the sale of our Emdeon Practice Services segment to Sage Software, Inc. The process to evaluate strategic alternatives may or may not result in an agreement for a transaction with respect to Emdeon Business Services. In addition, our ability to come to agreement with a another party regarding a transaction with respect to Emdeon Business Services, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. Our ability to complete a transaction, even after it is announced, depends upon our ability to cause the agreed upon conditions to closing to be satisfied and there can be no assurance that we will be able to do so, particularly since satisfaction of some of those conditions to closing may be subject to factors or events that are outside of our control. Even if a transaction is completed, there can be no assurance that it will have a positive effect on the price of our common stock. Finally, the process of evaluating strategic alternatives with respect to Emdeon Business Services may be more time consuming and expensive than we currently anticipate.

Whether or not we pursue a transaction involving Emdeon Business Services, there may be negative impacts on the businesses in that segment as a result of the evaluation of strategic alternatives
      As a result of the continuation of the process of evaluating strategic alternatives relating to Emdeon Business Services, the financial results and operations of the businesses in that segment may be adversely affected by the diversion of management resources to that process and uncertainty regarding the outcome of the process. For example, the uncertainty of whether we will continue to own the businesses in that segment in the future could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of Emdeon Business Services.

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

We have incurred losses and may incur losses in the future
      We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $10.1 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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
      Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 and 2007 are $296.0 million and $1.6 million, respectively.
      The 3 1/8 % Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex and WebMD are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Neither Porex nor WebMD have engaged in foreign currency hedging activities to date. Foreign currency translation gains were $1.1 million and $1.4 million, during the three and six month periods ended June 30, 2006, respectively, and foreign currency translation losses were $1.7 million and $2.7 million, during the three and six months ended June 30, 2005. We believe that future exchange rate sensitivity related to Porex and WebMD will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures were effective as of June 30, 2006.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except for the conversion by WHC to new accounting software described below, no changes in Emdeon’s internal control over financial reporting occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting. During the second quarter of 2006, WHC implemented a planned conversion to a new third party accounting software system different than the one used by Emdeon and no longer relies on related services that had been provided by Emdeon. As a result, certain business processes and accounting procedures of our WebMD segment have changed and certain procedures relating to the consolidation of that segment’s financial statements into the Emdeon consolidated financial statements have been modified. These changes were made in accordance with WHC’s plan to implement separate accounting systems from those of Emdeon and not in response to any identified deficiency or weakness in WHC’s or Emdeon’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings
      The information contained in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) The following table provides information about purchases by Emdeon during the three months ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs(2)	Programs(2)

04/01/06 - 04/30/06	493,312	$10.63	490,186	$11,157,044
05/01/06 - 05/31/06	8,998	11.98	—	11,157,044
06/01/06 - 06/30/06	563	11.98	—	11,157,044

Total	502,873	$10.66	490,186	$11,157,044

(1)	Includes 3,126, 8,998 and 563 shares withheld from Emdeon Restricted Stock that vested during April, May and June of 2006, respectively, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that we announced on January 23, 2006, at which time Emdeon was authorized to use up to $48 million to purchase shares of its common stock from time to time. On February 8, 2006, the maximum aggregate amount authorized for purchases pursuant to this repurchase program was increased to $68 million and, on March 28, 2006, it was increased to $83 million. For additional information, see Note 5 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits
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
Date: August 9, 2006

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