Form 10-K/A
period 2005-12-31
EMDEON CORP
filed 2006-08-30
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2005 is being filed to amend the financial statements previously filed pursuant to Item 15 of the Annual Report in order to include additional information regarding: (1) the components of our revenue, divided into products revenue and services revenue; and (2) the related costs of operations for those two types of revenue. We are not making any changes to the total amount of revenue or to the total amount of costs of operations previously included in such financial statements. In addition, we are not making any changes to any other amounts previously included in such financial statements. We have previously provided, on an unaudited basis in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the same information regarding components of revenue and of costs of operations now reflected in the attached financial statements on an audited basis. This Amendment No. 2 does not update, for subsequent events, any of the disclosures contained in our Annual Report on Form 10-K, as previously amended.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August, 2006.

EMDEON CORPORATION

By:	/s/ Andrew C. Corbin
Andrew C. Corbin
Executive Vice President and
Chief Financial Officer

2

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

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue:
Services	$1,123,646	$1,006,192	$799,268
Products	153,233	154,159	164,712

Total revenue	1,276,879	1,160,351	963,980
Cost of operations:
Services	641,754	593,467	492,555
Products	75,293	72,964	72,384

Total cost of operations	717,047	666,431	564,939
Development and engineering	58,494	54,161	42,985
Sales, marketing, general and administrative	333,288	324,027	282,482
Depreciation, amortization and other	71,767	57,765	62,434
Legal expense	17,835	9,230	3,959
Restructuring and integration charge	—	4,535	—
Loss (gain) on investments	6,365	(457)	(1,659)
Interest income	21,531	18,717	22,901
Interest expense	16,324	19,253	15,214
Other expense (income), net	3,765	(121)	(4,218)

Income from continuing operations before income tax (benefit) provision and minority interest	73,525	44,244	20,745
Income tax (benefit) provision	(357)	4,910	4,140
Minority interest in WebMD Health Corp., net of tax	908	—	—

Income from continuing operations	72,974	39,334	16,605
Loss from discontinued operations, net of tax	—	—	33,611

Net income (loss)	$72,974	$39,334	$(17,006)

Basic income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.11)

Net income (loss)	$0.21	$0.12	$(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.21	$0.12	$0.05
Loss from discontinued operations	—	—	(0.10)

Net income (loss)	$0.21	$0.12	$(0.05)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	341,747	320,080	304,858

Diluted	352,852	333,343	325,811

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue

Products and Services

The Company’s revenue consists of product and service revenue. Service revenue is comprised of revenue earned through the Company’s automated business and administrative functions for healthcare payers and providers, software maintenance, training, customer support and consulting services to governmental agencies and commercial enterprises, and content sponsorship, advertising and licensing of the Company’s private and public online portals. The Company’s product revenue is primarily comprised of porous plastic products and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components used in healthcare, industrial and consumer applications which are sold through its Porex segment, and the software and hardware components of the information technology software systems the Company sells through its Emdeon Practice Services segment. Additionally, product revenues include other miscellaneous products, such as, medical forms and supplies, medical related office furniture, medical reference publications and directories, as well as other miscellaneous software products.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Through WebMD, the Company generates revenue from advertising which is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of the Company’s healthcare management tools and private portals is recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value, determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2004, FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006. The Company will adopt the modified prospective transition method utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The modified prospective method requires that the Company begin recording compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R using the same grant date fair value and same expense attribution method used under SFAS 123. Additionally, upon adoption of SFAS 123R, the Company will apply the straight-line attribution method for all equity grants subsequent to January 1, 2006 rather than the accelerated method that we have used for all grants prior to January 1, 2006. The Company expects that the adoption of SFAS 123R will have a material impact on its consolidated financial statements. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired, and $350 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $24,692 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded a gain on the sale of WHC Class A Common Stock of approximately $82,275, which was reflected as an adjustment to additional paid-in capital in accordance with SAB 51. The Company’s final determination was not to record any deferred taxes related to the SAB 51 gain, as under current federal tax rules and regulations, it has the ability to recover its investment in WHC on a tax free basis. Although the Company presently has no intent to dispose of its interest in WHC, were such a transaction under consideration, the Company would expect to pursue a tax free structure. In the event a tax free structure was not feasible, a provision for taxes would be recorded at the time of any such transaction. As of December 31,

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the minority stockholders’ proportionate share of the equity in WHC of $43,229 is reflected as Minority Interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income in WHC from the date of the initial public offering through December 31, 2005 was $908.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents services provided by the Company’s Emdeon Business Services segment to the customer base within the Company’s Emdeon Practice Services segment and are reflected at rates comparable to those charged to third parties for comparable services. To a lesser extent, inter-segment revenue includes sales of certain WebMD services to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before restructuring, interest, taxes, non-cash and other items. Other items include legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC. In addition, other

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items include a charge related to the redemption of the 3 1/4% Notes (see Note 8), costs and expenses related to the settlement of the McKesson HBOC litigation and gain (loss) on sale of property and equipment. Non-cash expenses are related to advertising and distribution services acquired in exchange for the Company’s equity securities in acquisitions and strategic alliances, as well as stock-based compensation expense, which primarily relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2005, 2004 and 2003
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year
	(In thousands)

December 31, 2005
Allowance for Doubtful Accounts	$13,433	$6,410	$110	$(7,418)	$—	$12,535
Valuation Allowance for Deferred Tax Assets	915,452	1,660	15,645	—	20,532	953,289
December 31, 2004
Allowance for Doubtful Accounts	20,500	3,606	157	(10,830)	—	13,433
Valuation Allowance for Deferred Tax Assets	926,767	(7,991)	(18,145)	—	14,821	915,452
December 31, 2003
Allowance for Doubtful Accounts	22,417	6,328	768	(9,013)	—	20,500
Valuation Allowance for Deferred Tax Assets	941,507	(1,423)	(33,277)	—	19,960	926,767

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of June 15, 2003 between WebMD Corporation and Joseph Q. DiMartini, individually and as Trustee U/A dated February 6, 1998 f/b/o Joseph Q. DiMartini, and as Trustee of the Joseph Q. DiMartini 2002 Irrevocable Trust dated October 14, 2002, Eric J. Schaefer, an individual, Daniel A. Schmitt, individually and as Trustee of the Daniel A. Schmitt Revocable Trust dated March 26, 1999, and as Trustee of the Daniel Schmitt 2002 Irrevocable Trust dated September 24, 2002, and Dru A. Schmitt, individually and as Trustee U/A dated October 20, 1997 f/b/o Dru A. Schmitt (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2.2	Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
2.3	Amendment No. 1, dated as of November 28, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2003)
2.4	Amendment No. 2, dated as of December 22, 2003, to the Stock Purchase Agreement dated as of October 21, 2003 between TPG Holding Company Limited and Envoy Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2003)
2.5	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., WebMD Corporation, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.1	Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2005)
3.3	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	Indenture between WebMD Corporation and The Bank of New York, dated as of April 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.3	Form of 3 1/4% Convertible Subordinated Note Due 2007 (included in Exhibit 4.2)
4.4	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.6	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.		Description

4.7		Indenture, dated as of August 30, 2005, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.8		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.7)
4.9		Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.9		Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERs/PCG Corporate Partners, LLC and WebMD Corporation (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)
4.10		Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.11		Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.3)
4.12		Form of 10% Subordinated Note due 2010 (included in Exhibit 3.3)
10.1		Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Healtheon/WebMD Corporation Registration Rights Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited, AHN/FIT Cable, LLC, AHN/FIT Internet, LLC, News America Incorporated and Fox Broadcasting Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.3		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4		Warrant to Purchase Shares of Common Stock of WebMD, Inc. dated May 12, 1999 issued to Microsoft Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10	.6*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.7*	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.8*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.9*	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.10*	Employment Agreement dated as of October 23, 2002 between the Registrant and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit No.		Description

10	.11*	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Roger C. Holstein (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.12*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.13*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.14*	Amendment, dated as of July 13, 2005, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2005)
10	.15*	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to WHC’s the Registrant’s Current Report on Form 8-K filed on March 15, 2006)
10	.16*	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10	.17*	Amended and Restated Employment Agreement, dated as of July 14, 2005 between WebMD Health Corp. (“WHC”), which was then known as WebMD Health Holdings, Inc., and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2005)
10	.18*	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between the Registrant (as successor to Medical Manager Corporation) and each of Charles A. Mele and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.19*	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.20*	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.21*	Healtheon Corporation 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.22*	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.23*	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan**
10	.24*	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.25*	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.26*	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.27*	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)

Exhibit No.		Description

10	.28*	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29*	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.30*	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.31*	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.32*	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33*	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.34*	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.35*	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.36*	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.37*	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.38*	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.39*	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.40*	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.41*	Employment Agreement, dated as of September 11, 2000, between the Registrant and Kirk Layman (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.42*	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.43*	2004 Non-Qualified Stock Option Plan for Employees of Dakota Imaging, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.44*	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.45*	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)

Exhibit No.		Description

10	.46*	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.47*	Letter Agreement between the Registrant and Andrew C. Corbin dated November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.48*	Employment Agreement, dated as of December 4, 2003, between Envoy Corporation and Tony Holcombe (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	.49*	Letter Amendment, dated September 23, 2004, between the Registrant and Tony Holcombe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10.50		Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2006)
10.51		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10	.52*	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10	.53*	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10	.54*	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10	.55*	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10	.56*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.57*	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan**
10	.58*	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan**
10	.59*	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan**
12.1		Computation of Ratio of Earnings to Fixed Charges**
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant**
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 105)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

Exhibit No.	Description

99.2	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
99.3	Amended and Restated Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
99.4	Governance & Compliance Committee Charter (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 4, 2004)
99.5	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.6	By-laws of WHC (incorporated by reference to Exhibit 99.2 to the WHC Form 8-A)
99.7	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.8	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.9	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.10	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.11	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.12	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.13	Business Services Agreement, dated as of January 31, 2006, among the Registrant, Envoy Corporation, Emdeon Practice Services, Inc. and WHC (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed February 1, 2006)
99.14	Marketing Agreement, dated as of January 31, 2006, among the Registrant, Envoy Corporation and WHC (incorporated by reference to Exhibit 10.2 to WHC’s Current Report on Form 8-K filed February 1, 2006)
99.15	Joint Development Agreement, dated as of January 31, 2006, among Envoy Corporation, Emdeon Practice Services, Inc. and WHC (incorporated by reference to Exhibit 10.3 to WHC’s Current Report on Form 8-K filed February 1, 2006)

*	Agreement relates to executive compensation.
** Previously filed.