Form 10-Q
period 2006-09-30
EMDEON CORP
filed 2006-11-09
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐     No ☑

As of November 3, 2006, there were 284,628,031 shares of
Emdeon Common Stock outstanding (including unvested shares of restricted Emdeon Common Stock).

EMDEON CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2006

WebMD®, WebMD Health®, CME Circle®, dakota imagingtm, Emdeontm, Emdeon Business Servicestm, eMedicine®, Envoy®, ExpressBill®, Healthpayers USA®, MedicineNet®, Medifax®, Medifax-EDI®, Medpulse®, Medscape®, MEDPOR®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, Summex®, theheart.org®, The Little Blue Booktm and ViPS® are trademarks of Emdeon Corporation or its subsidiaries.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the inability to successfully deploy new or updated applications or services;

•	the failure to achieve sufficient levels of customer utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with healthcare industry participants, including healthcare payers and providers and vendors of services to those payers and providers;

•	the pending sale of a 52% interest in our Emdeon Business Services segment and its effects on that segment and on our company as a whole;

•	the inability to attract and retain qualified personnel;

•	the anticipated benefits from acquisitions or divestitures not being fully realized or not being realized within the expected time frames;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.

The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EMDEON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$875,460	$155,616
Short-term investments	71,943	267,387
Accounts receivable, net of allowance for doubtful accounts of $1,283 at September 30, 2006 and $6,909 at December 31, 2005	101,217	195,317
Inventory	9,342	10,791
Prepaid expenses and other current assets	39,889	30,936
Assets held for sale	949,693	—
Assets of discontinued operations	—	254,247

Total current assets	2,047,544	914,294
Marketable equity securities	2,668	4,430
Property and equipment, net	66,907	95,686
Goodwill	288,109	895,975
Intangible assets, net	125,969	235,271
Other assets	68,667	50,027

TOTAL ASSETS	$2,599,864	$2,195,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,014	$7,739
Accrued expenses	98,745	170,102
Deferred revenue	76,515	68,390
Liabilities held for sale	85,591	—
Liabilities of discontinued operations	—	68,436

Total current liabilities	267,865	314,667
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	14,331	14,518
Minority interest in WebMD Health Corp.	60,413	43,229
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	98,709	98,533

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 438,018,221 shares issued at September 30, 2006; 428,624,239 shares issued at December 31, 2005	44	43
Additional paid-in capital	12,200,936	12,121,431
Deferred stock compensation	—	(3,699)
Treasury stock, at cost; 157,625,719 shares at September 30, 2006; 150,296,414 shares at December 31, 2005	(1,022,325)	(950,482)
Accumulated deficit	(9,679,027)	(10,100,164)
Accumulated other comprehensive income	8,918	7,607

Total stockholders’ equity	1,508,546	1,074,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,599,864	$2,195,683

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Services	$274,158	$237,198	$792,509	$690,615
Products	25,574	23,824	76,048	72,096

Total revenue	299,732	261,022	868,557	762,711
Cost of operations:
Services	158,967	142,484	472,951	414,533
Products	10,743	9,582	32,974	30,562

Total cost of operations	169,710	152,066	505,925	445,095
Development and engineering	9,243	8,912	27,164	26,595
Sales, marketing, general and administrative	74,050	63,865	216,263	189,292
Depreciation and amortization	18,189	15,801	51,964	44,826
Legal expense	1,023	5,904	1,840	14,347
Advisory expense	2,126	—	4,198	—
Loss on investments	—	—	—	3,642
Loss on redemption of convertible debt	—	—	—	1,902
Interest income	6,599	5,124	15,450	13,380
Interest expense	4,723	2,996	14,082	11,670
Other expense	—	1,863	—	1,863

Income from continuing operations before income tax provision and minority interest	27,267	14,739	62,571	36,859
Income tax provision	3,474	1,851	12,082	3,567
Minority interest in WebMD Health Corp., net of tax	140	38	(653)	38

Income from continuing operations	23,653	12,850	51,142	33,254
Income from discontinued operations, net of tax	358,048	1,257	370,171	6,868

Net income	$381,701	$14,107	$421,313	$40,122

Basic income per common share:
Income from continuing operations	$0.08	$0.04	$0.18	$0.10
Income from discontinued operations	1.25	0.00	1.29	0.02

Net income	$1.33	$0.04	$1.47	$0.12

Diluted income per common share:
Income from continuing operations	$0.08	$0.03	$0.17	$0.09
Income from discontinued operations	1.19	0.01	1.25	0.02

Net income	$1.27	$0.04	$1.42	$0.11

Weighted-average shares outstanding used in computing income per common share:
Basic	287,967	356,091	286,749	339,576

Diluted	300,012	370,313	297,409	351,875

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$421,313	$40,122
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(370,171)	(6,868)
Depreciation and amortization	51,964	44,826
Minority interest in WebMD Health Corp., net of tax	(653)	38
Amortization of debt issuance costs	2,190	1,856
Non-cash advertising	4,454	6,999
Non-cash stock-based compensation	35,235	3,631
Bad debt expense	1,170	1,532
Loss on investments	—	3,642
Loss on redemption of convertible debt	—	1,902
Reversal of income tax valuation allowance applied to goodwill	5,307	115
Changes in operating assets and liabilities:
Accounts receivable	(19,930)	(30,441)
Inventory	601	472
Prepaid expenses and other, net	(9,701)	(2,399)
Accounts payable	825	(6,147)
Accrued expenses and other long-term liabilities	3,284	10,710
Deferred revenue	9,926	9,430

Net cash provided by continuing operations	135,814	79,420
Net cash provided by discontinued operations	25,985	19,681

Net cash provided by operating activities	161,799	99,101
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	831,145	336,014
Purchases of available-for-sale securities	(632,955)	(516,109)
Purchases of property and equipment	(38,231)	(39,107)
Proceeds received from sale of discontinued operations	524,245	—
Cash paid in business combinations, net of cash acquired	(119,635)	(74,380)
Other changes in equity of discontinued operations	28,279	13,331

Net cash provided by (used in) continuing operations	592,848	(280,251)
Net cash used in discontinued operations	(26,010)	(23,179)

Net cash provided by (used in) investing activities	566,838	(303,430)
Cash flows from financing activities:
Proceeds from issuance of common stock	62,768	43,384
Purchases of treasury stock	(71,843)	(4,596)
Net proceeds from issuance of convertible debt	—	289,875
Redemption of convertible debt	—	(86,694)
Payments of notes payable and other	(359)	(495)

Net cash (used in) provided by continuing operations	(9,434)	241,474
Net cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by financing activities	(9,434)	241,474
Effect of exchange rates on cash	616	(1,117)

Net increase in cash and cash equivalents	719,819	36,028
Changes in cash attributable to discontinued operations	25	3,498
Cash and cash equivalents at beginning of period	155,616	39,980

Cash and cash equivalents at end of period	$875,460	$79,506

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

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of September 30, 2006, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represents 85.6% of all outstanding WHC’s Class A and Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of September 30, 2006, 96.6% of the combined voting power of WHC’s outstanding Common Stock.

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

On September 14, 2006, the Company completed the sale of its Emdeon Practice Services segment (“EPS”). Accordingly, the historical results of EPS, including the gain related to the sale, have been reclassified as discontinued operations in the accompanying unaudited consolidated financial statements. See Note 2 for a further description of this transaction.

On September 26, 2006, the Company entered into a definitive agreement for the sale of a 52% interest in its Emdeon Business Services segment, excluding the ViPS business unit (“EBS”). Accordingly, the underlying assets and liabilities of EBS as of September 30, 2006 have been reclassified as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets. See Note 3 for a further description of this transaction.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising services, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization and depreciation period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of the Company’s consolidated WebMD segment. Additionally, minority interest includes the stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that have been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that were expensed in connection with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006. As of September 30, 2006 and December 31, 2005, the minority stockholders’ proportionate share of the equity in WHC of $60,413 and $43,229, respectively, are reflected as Minority interest in WebMD Health Corp. in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income or loss for the three and nine months ended September 30, 2006 was income of $140 and a loss of $653, respectively, and income of $38 for the three and nine months ended September 30, 2005.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$23,653	$12,850	$51,142	$33,254
Income from discontinued operations, net of tax	358,048	1,257	370,171	6,868

Net income	$381,701	$14,107	$421,313	$40,122

Denominator:
Common stock	277,329	345,453	276,111	328,938
Convertible redeemable exchangeable preferred stock	10,638	10,638	10,638	10,638

Weighted-average shares — Basic	287,967	356,091	286,749	339,576
Employee stock options, restricted stock and warrants	12,045	14,222	10,660	12,299

Adjusted weighted-average shares after assumed conversions — Diluted	300,012	370,313	297,409	351,875

Basic income per common share:
Income from continuing operations	$0.08	$0.04	$0.18	$0.10
Income from discontinued operations	1.25	0.00	1.29	0.02

Net income	$1.33	$0.04	$1.47	$0.12

Diluted income per common share:
Income from continuing operations	$0.08	$0.03	$0.17	$0.09
Income from discontinued operations	1.19	0.01	1.25	0.02

Net income	$1.27	$0.04	$1.42	$0.11

EMDEON CORPORATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Options and warrants	46,467	56,889	56,106	59,569
Convertible notes	42,015	42,015	42,015	42,015

	88,482	98,904	98,121	101,584

Revenue

Products and Services

The Company’s revenue consists of product and service revenue. Service revenue is comprised of revenue earned through the Company’s automated business and administrative functions for healthcare payers and providers, and consulting services to governmental agencies and commercial enterprises, and content sponsorship, advertising and licensing of the Company’s private and public online portals. The Company’s product revenue is primarily comprised of porous plastic products and components used in healthcare, industrial and consumer applications which are sold through its Porex segment. Additionally, product revenues include other miscellaneous products, such as, medical forms and supplies, medical reference publications and directories, as well as other miscellaneous software products.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the consolidated statements of operations.

Advisory Expense

Advisory expense includes professional fees, primarily consisting of legal, accounting and financial advisory services, related to the pending sale transaction involving EBS.

Assets and Liabilities Held for Sale

When specific actions to dispose of assets and liabilities progress to the point that the plan of sale criteria included in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments to the extent they exist, are recognized and the underlying assets and liabilities are reflected as Assets Held for Sale and Liabilities Held for Sale, respectively, in the accompanying consolidated balance sheets. There was no impairment charge recorded in relation to the pending sale of the Company’s Emdeon Business Services segment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

In February 2006, the Company announced that, in connection with inquiries received from several third parties expressing an interest in acquiring EPS and EBS, the Company’s Board of Directors authorized commencing a process to evaluate strategic alternatives relating to EPS and EBS. For information regarding a pending sale transaction involving EBS, see Note 3.

On August 8, 2006 the Company entered into a Stock Purchase Agreement for the sale of EPS to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc., which together with its subsidiaries comprised EPS (the “EPS Sale”). Accordingly, the historical financial information of EPS has been reclassified as discontinued operations in the accompanying unaudited consolidated financial statements. The Company received net cash proceeds of $529,466, which does not include $35,000 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, and are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheet as of September 30, 2006. The Company incurred approximately $7,700 of professional fees and other expenses associated with the EPS Sale, of which approximately $2,500 was unpaid as of September 30, 2006 and is therefore included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2006. In connection with the EPS Sale, the Company recognized a gain of $352,269, which is included in income from discontinued operations, net of tax of $34,714, in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2006. While the determination of the gain on disposal is substantially complete, the purchase price is subject to customary post-closing adjustments, including an adjustment for working capital, which has not been finalized. Also included in income from discontinued operations for the three months ended September 30,

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 is $5,779 representing the income from operations of EPS, net of tax, through the date of sale on September 14, 2006. Summarized operating results for EPS through September 14, 2006 were as follows:

	For the Period		For the Period
	July 1, 2006	For the Three	January 1, 2006	For the Nine
	through	Months Ended	through	Months Ended
	September 14,	September 30,	September 14,	September 30,
	2006	2005	2006	2005

Revenue	$59,351	$75,499	$212,329	$227,113

Earnings before taxes	5,958	3,942	19,469	10,980
Taxes on earnings	179	2,685	1,567	4,112
Gain on disposal, net of tax	352,269	—	352,269	—

Income from discontinued operations, net of tax	$358,048	$1,257	$370,171	$6,868

The assets and liabilities of EPS are reflected as discontinued operations as of December 31, 2005 and were comprised of the following:

December 31,
2005

Assets of discontinued operations:
Goodwill	$179,574
Accounts receivable, net	37,753
Property and equipment, net	20,346
Other assets	16,574

Total	$254,247

Liabilities of discontinued operations:
Deferred revenue	$47,450
Accounts payable and accrued liabilities	20,151
Other liabilities	835

Total	$68,436

In consideration of EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company will continue to generate cash flows from EPS after the disposal date of September 14, 2006. The continuing cash inflows will relate to revenue recognized by EBS, which provides print-and-mail services, including postage, and electronic data interchange services to EPS’s customer base under an agreement between EBS and EPS that continues through 2013. Also through this agreement, EBS will have continuing cash outflows to EPS, to be included in cost of operations, related to its obligations to pay sales commissions related to the submission of claims. The Company believes that these continuing cash flows will not be significant in accordance with EITF 03-13. The revenue and cost of operations associated with these activities that were previously eliminated in consolidation were as follows:

	For the Period		For the Period
	July 1, 2006	For the Three	January 1, 2006	For the Nine
	through	Months Ended	through	Months Ended
	September 14,	September 30,	September 14,	September 30,
	2006	2005	2006	2005

Revenue	$9,844	$11,051	$33,164	$33,106
Cost of operations	1,692	2,206	5,978	6,881

The Company and Sage Software will make an IRC Section 338(h)(10) election and will treat the EPS Sale as a sale of assets for tax purposes. The Company will utilize a portion of its federal net operating loss

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“NOL”) carryforwards to offset the gain on this transaction. Under the Company’s Tax Sharing Agreement with WHC, the Company has agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for any NOL carryforwards attributable to WHC that are utilized by the Company in this transaction. The Company estimates that the amount of WHC’s NOL carryforwards to be utilized in this transaction will be approximately $240,000 to $260,000 resulting in a cash reimbursement to WHC of $84,000 to $91,000. The estimates of the amount of WHC’s NOL carryforwards to be utilized and of the related reimbursement are based on various assumptions and will not be finalized until the Company completes the calculation of its 2006 federal income taxes.

In connection with the EPS Sale, the Company entered into a transition services agreement whereby it will provide EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as information technology (“IT”) support. The IT support services are scheduled to continue to September 2008, while the majority of the other services are scheduled to be completed by July 2007. Sage Software may at any time terminate any individual service prior to the scheduled end date, although they will continue to remain liable for any costs incurred by the Company due to early termination. The transition services fee charged to EPS for the period from September 15, 2006 to September 30, 2006 was $341 and is included in the Company’s Corporate segment.

3.	Assets and Liabilities Held For Sale

On September 26, 2006, the Company entered into a definitive agreement for the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (“GA”) (the “Pending EBS Transaction”). At the closing of this transaction, the Company will receive approximately $1,200,000 in cash, subject to customary post-closing adjustments including an adjustment based on the amount of working capital at closing. The acquisition will be financed with approximately $925,000 in bank debt and an investment of approximately $320,000 by GA. The Pending EBS Transaction will be structured so that the Company and GA each own interests in a limited liability company (“Master LLC”), which will own the entities comprising EBS through a wholly owned limited liability company (“EBS LLC”). The bank debt will be an obligation of EBS LLC and will be guaranteed by Master LLC, but will not be an obligation of or guaranteed by the Company. After the closing of the Pending EBS Transaction, the Company’s 48% ownership interest in Master LLC will be reflected as an investment in the Company’s consolidated financial statements and will be accounted for under the equity method. The Company has classified the assets and liabilities of EBS as assets and liabilities held for sale in the accompanying consolidated balance sheet as of September 30, 2006.

The assets and liabilities of EBS as of September 30, 2006 and December 31, 2005 were comprised of the following:

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2006	2005

Assets:
Goodwill	$664,350	$681,612
Accounts receivable, net	119,667	108,609
Intangible assets, net	108,027	119,069
Property and equipment, net	48,031	46,667
Other assets	9,618	8,441

Total	$949,693	$964,398

Liabilities:
Accounts payable and accrued liabilities	$63,712	$82,476
Deferred revenue	20,144	20,585
Other liabilities	1,735	584

Total	$85,591	$103,645

The Company expects to recognize a taxable gain on the Pending EBS Transaction and expects to utilize approximately $400,000 to $450,000 of its NOL carryforwards to eliminate a significant portion of the tax liability that would otherwise result from this transaction. Approximately $130,000 to $150,000 of the NOL carryforwards utilized will be NOL carryforwards attributable to WHC. Under Emdeon’s Tax Sharing Agreement with WHC, Emdeon has agreed to reimburse WHC at the current federal statutory tax rate of 35% for any NOL carryforwards attributable to WHC that are utilized by Emdeon in this transaction. The Company currently estimates that the amount of the resulting cash reimbursement to WHC will be approximately $45,000 to $52,000. The estimates of the amounts of the utilization of the NOL carryforwards attributable to WHC and to Emdeon and of the related reimbursement are based on various assumptions and will not be finalized until the Company completes the calculation of its consolidated 2006 federal income taxes.

4.	Stock-Based Compensation

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Emdeon Plans

The Company had an aggregate of 8,142,996 shares of Emdeon Common Stock available for future grants under the Plans at September 30, 2006. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to an individual stock option agreement. At September 30, 2006, there were options to purchase 5,762,700 shares of Emdeon Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the stock options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. The Company issues new shares when stock options are exercised under the Plans.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Plans for the nine months ended September 30, 2006:

		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2006	88,183,095	$12.96
Granted	6,420,500	9.18
Exercised	(8,930,958)	6.95
Forfeited	(6,865,571)	13.03

Outstanding at September 30, 2006	78,807,066	$13.33	4.9	$130,081

Exercisable at the end of the period	64,903,719	$14.32	4.2	$87,683

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on September 29, 2006, the last trading day in September, which was $11.71, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of September 29, 2006.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions also noted in the following table. Expected volatility is based on

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Nine Months Ended September 30,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.38	0.50
Risk free interest rate	4.56%	3.53%
Expected term (years)	4.46	3.25 - 5.50
Weighted average fair value of options granted during the period	$3.47	$3.81

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock for the nine months ended September 30, 2006:

		Weighted
		Average Grant
	Shares	Date Fair Value

Beginning balance at January 1, 2006	1,042,557	$8.24
Granted	997,010	9.16
Vested	(403,703)	8.61
Forfeited	(181,260)	9.09

Ending balance at September 30, 2006	1,454,604	$8.66

Proceeds received from the exercise of options to purchase Emdeon Common Stock were $32,317 and $62,060 for the three and nine months ended September 30, 2006, respectively, and $10,326 and $40,940 for the three and nine months ended September 30, 2005, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $25,460 and $44,320 for the three and nine months ended September 30, 2006, respectively, and $9,794 and $44,383 for the three and nine months ended September 30, 2005, respectively. The intrinsic value of these stock options and shares of Emdeon Restricted Stock awards is deductible for tax purposes. However, these tax benefits were not realized as the Company has NOL carryforwards.

WebMD Plan

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WHC Plan is 7,130,574, subject to adjustment in accordance with the terms of the WHC Plan. WHC had an aggregate of 1,374,722 shares of Class A Common Stock available for grant under the WHC Plan at September 30, 2006.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WHC Plan vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WHC Plan expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WHC Plan for the nine months ended September 30, 2006:

		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	1,105,900	37.58
Exercised	(37,086)	17.50
Forfeited	(359,625)	26.02

Outstanding at September 30, 2006	5,242,289	$21.85	9.1	$69,088

Exercisable at the end of the period	961,249	$17.50	9.0	$16,187

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on September 29, 2006, the last trading day in September, which was $34.34, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of September 29, 2006.

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

	Nine Months Ended September 30,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.60	0.60
Risk free interest rate	4.76%	4.02%
Expected term (years)	3.25	3.25 - 5.50
Weighted average fair value of options granted during the period	$17.11	$8.43

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the nine months ended September 30, 2006:

		Weighted
		Average Grant
	Shares	Date Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	102,443	38.62
Vested	(93,988)	17.56
Forfeited	(2,587)	39.00

Ending balance at September 30, 2006	382,489	$23.05

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $649 for the three and nine months ended September 30, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $3,899 for the three and nine months ended September 30, 2006. The intrinsic value of these stock options and shares of WHC Restricted Stock awards is deductible for tax purposes. However, these tax benefits were not realized as the Company has NOL carryforwards.

Other

In addition, at the time of the WHC initial public offering and subsequently on the first anniversary, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 and $255 of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, in connection with these issuances.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of September 30, 2006, a total of 7,443,058 shares of Emdeon Common Stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 167,142 and 184,074 shares issued under the ESPP during the nine months ended September 30, 2006 and 2005, respectively. No shares were issued during the three months ended September 30, 2006 and 2005.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Emdeon Plans:
Stock options	$5,413	$44	$17,022	$462
Restricted stock	1,383	1,057	3,495	3,006
WHC Plan:
Stock options	4,813	—	14,200	—
Restricted stock	1,037	19	3,026	19
Employee Stock Purchase Plan	68	—	363	—
Other	85	—	255	—

Total stock-based compensation expense	$12,799	$1,120	$38,361	$3,487

Included in:
Cost of operations	$3,010	$—	$9,353	$—
Development and engineering	286	—	854	—
Sales, marketing, general and administrative	7,930	1,073	25,028	3,631

Income from continuing operations	11,226	1,073	35,235	3,631
Income from discontinued operations, net of tax	1,573	47	3,126	(144)

Total non-cash stock-based compensation expense	$12,799	$1,120	$38,361	$3,487

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of September 30, 2006, approximately $28,708 and $35,373 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.39 years and 2.01 years, related to the Plans and the WHC Plan, respectively.

The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (including non-cash stock-based compensation expense related to discontinued operations) for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$14,107	$40,122
Add: Non-cash stock-based employee compensation expense included in reported net income	1,120	3,487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,868)	(29,236)

Pro forma net income	$5,359	$14,373

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income per common share:
Basic — as reported	$0.04	$0.12

Diluted — as reported	$0.04	$0.11

Basic — pro forma	$0.02	$0.04

Diluted — pro forma	$0.01	$0.04

5.	Business Combinations

2006 Acquisitions

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $31,758 and intangible assets subject to amortization of $10,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $5,500 relating to customer relationships with estimated useful lives of three years, $3,500 relating to acquired technology with an estimated life of three years and $1,000 relating to a trade name with an estimated useful life of seven years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,692 was recorded. The goodwill recorded will be deductible for tax purposes. The results of operations of IPN have been included in the financial statements of the Company from July 18, 2006, the closing date of the acquisition, and are included in the Emdeon Business Services segment.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price and intangible asset valuation, goodwill of $21,786 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of three years and $4,500 relating to acquired technology with an estimated useful life of five years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,382, comprised of $24,682 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $18,402 and an intangible asset subject to amortization of $9,000 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

2005 Acquisitions

On December 2, 2005, the Company acquired, through WHC, the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $14,717 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other
			Tangible
			Assets			Total
	Accounts	Deferred	(Liabilities),	Intangible		Purchase
	Receivable	Revenue	net	Assets	Goodwill	Price

2006
Medsite	$2,664	$(14,656)	$1,701	$10,000	$31,758	$31,467
IPN	359	—	(144)	—	3,692	3,907
Summex	1,064	(1,173)	14	8,500	21,786	30,191
eMedicine	1,717	(2,612)	(1,125)	9,000	18,402	25,382
2005
Conceptis	2,893	(2,866)	(1,025)	6,140	14,717	19,859
HealthShare	1,925	(4,622)	(429)	8,500	24,611	29,985

Pro Forma Information

The following unaudited pro forma financial information for the nine months ended September 30, 2006 and 2005 gives effect to the acquisitions of Medsite, IPN, Summex, eMedicine, Conceptis and HealthShare, including the amortization of intangible assets, as if the acquisitions had all occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

	Nine Months Ended September 30,
	2006	2005

Revenue	$884,343	$793,383
Income from continuing operations	44,069	24,020
Net income	414,240	30,888
Basic income per common share:
Income from continuing operations	$0.15	$0.07

Net income	$1.44	$0.09

Diluted income per common share:
Income from continuing operations	$0.15	$0.07

Net income	$1.39	$0.09

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by the Company’s Emdeon Business Services segment and certain services provided by the Company’s WebMD segment to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States Attorney for the District of South Carolina and the SEC (“Legal expense”); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the Pending EBS Transaction (“Advisory expense”); a charge related to the redemption of $300,000 3 1/4% Convertible Subordinated Notes; minority interest in the Company’s consolidated WebMD segment; non-cash advertising expense related to advertising acquired in exchange for the Company’s equity securities; costs and expenses related to the settlement of the McKesson HBOC litigation; and non-cash stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental non-cash stock-based compensation expense associated with the adoption of SFAS 123R.

The Company has aligned its business into four operating segments and one corporate segment. In connection with the Pending EBS Transaction and the revised manner in which management views the operations, the Company classified the ViPS segment, formerly a business unit of the Emdeon Business Services segment, as a separate operating segment. The following is a description of each of the Company’s operating and corporate segments:

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

WebMD provides health information services to consumers, physicians, healthcare professionals, employers and health plans through public and private online portals and health-focused publications. WebMD’s public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. WebMD’s public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. WebMD provides related services for the use of such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD also provides physician recruitment services for use by pharmaceutical, medical device and healthcare companies. In addition, WebMD provides offline CME, in-person medical education services and publishes medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

ViPS (formerly a business unit of EBS) provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare.

Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the EPS Sale, the Company entered into a transition services agreement whereby the Company will provide EPS with certain administrative services, including payroll, accounting, purchasing and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

procurement, tax, and human resource services, as well as IT support. These services will be provided through the Corporate segment, and the related transition services fee the Company charges to EPS will also be included in the Corporate segment, offsetting the cost of providing these services. The transition services fee charged to EPS for the period from September 15, 2006 to September 30, 2006 was $341.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, the Company has reclassified certain expenses related to activities that were previously managed, and therefore reported, within the Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by the continuing operations of the Company. In accordance with SFAS 144, these expenses were reclassified for the current and comparable prior year periods. The expenses which were reclassified to the discontinued EPS segment aggregated $260 and $924 for the three and nine months ended September 30, 2006, respectively, and $550 and $1,262 for the three and nine months ended September 30, 2005, respectively.

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Emdeon Business Services	$187,266	$171,396	$557,974	$516,941
WebMD	66,645	45,094	173,308	119,134
ViPS	24,843	24,278	73,525	66,310
Porex	21,298	20,410	64,544	60,663
Inter-segment eliminations	(320)	(156)	(794)	(337)

	$299,732	$261,022	$868,557	$762,711

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$44,547	$32,297	$127,519	$103,315
WebMD	14,633	9,077	30,759	15,100
ViPS	5,302	3,988	15,517	11,992
Porex	6,133	6,385	18,732	17,846
Corporate	(11,000)	(12,509)	(33,633)	(35,894)

	59,615	39,238	158,894	112,359

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest, taxes, non-cash and other items
Depreciation and amortization	(18,189)	(15,801)	(51,964)	(44,826)
Non-cash stock-based compensation	(11,226)	(1,073)	(35,235)	(3,631)
Non-cash advertising	(1,660)	(1,986)	(4,454)	(6,999)
Legal expense	(1,023)	(5,904)	(1,840)	(14,347)
Advisory expense	(2,126)	—	(4,198)	—
Interest income	6,599	5,124	15,450	13,380
Interest expense	(4,723)	(2,996)	(14,082)	(11,670)
Income tax provision	(3,474)	(1,851)	(12,082)	(3,567)
Minority interest in WebMD Health Corp., net of tax	(140)	(38)	653	(38)
Loss on investments	—	—	—	(3,642)
Loss on redemption of convertible debt	—	—	—	(1,902)
Other expense	—	(1,863)	—	(1,863)

Income from continuing operations	23,653	12,850	51,142	33,254
Income from discontinued operations, net of tax	358,048	1,257	370,171	6,868

Net income	$381,701	$14,107	$421,313	$40,122

The following table represents the Company’s operating segment revenue by products and services:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	Services	Products	Services	Products

Emdeon Business Services	$185,183	$2,083	$169,275	$2,121
WebMD	64,258	2,387	42,554	2,540
ViPS	24,843	—	24,278	—
Porex	—	21,298	1,200	19,210
Inter-segment eliminations	(126)	(194)	(109)	(47)

Total revenue	$274,158	$25,574	$237,198	$23,824

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	Services	Products	Services	Products

Emdeon Business Services	$552,113	$5,861	$509,943	$6,998
WebMD	167,309	5,999	113,293	5,841
ViPS	73,525	—	66,310	—
Porex	—	64,544	1,200	59,463
Inter-segment eliminations	(438)	(356)	(131)	(206)

Total revenue	$792,509	$76,048	$690,615	$72,096

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

Pending Tender Offer

On October 20, 2006, the Company commenced a tender offer to purchase up to 100,000,000 shares of its common stock at a price of $12.25 per share (the “Pending Tender Offer”). The Pending Tender Offer is expected to be completed in December 2006, subject to a number of terms and conditions, including the Company’s completion of the Pending EBS Transaction (See Note 3).

Stock Repurchase Program

On January 23, 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of Emdeon Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the Program was increased to $68,000 and then further increased on March 28, 2006 to $83,000. As of September 30, 2006, the Company had repurchased 7,329,305 shares at a cost of approximately $71,843 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets. No shares were repurchased during the three months ended September 30, 2006.

On November 23, 2005, the Company announced the termination of the prior repurchase program, under which repurchases of 453,000 shares at an approximate cost of $4,596 were made during the three and nine months ended September 30, 2005.

8.	Investments

As of September 30, 2006 and December 31, 2005, the Company’s short-term investments consisted of certificates of deposit, auction rate securities, U.S. Treasury Notes and other short-term liquid investments. Marketable equity securities consisted of equity investments in publicly traded companies. All short-term investments and marketable equity securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	September 30, 2006		December 31, 2005
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$875,460	$875,460	$155,616	$155,616
Short-term investments	71,968	71,943	268,109	267,387
Marketable equity securities — long term	1,474	2,668	1,477	4,430

As of September 30, 2006, the gross unrealized losses related to short-term debt securities are primarily due to a decrease in the fair value of these instruments as a result of an increase in interest rates. These securities have been in a loss position for less than twelve months. The Company has determined that the gross unrealized losses on its short-term debt securities at September 30, 2006 are temporary in nature.

9.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as changes in unrealized holding gains (losses) on short-term investments and marketable equity securities and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency translation adjustments. The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Foreign currency translation gains (losses)	$989	$2	$2,367	$(2,656)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	185	(873)	(1,056)	(2,968)
Less: reclassification adjustment for net losses realized in net income	—	—	—	(3,642)

Net unrealized gains (losses) on securities	185	(873)	(1,056)	674

Other comprehensive income (loss)	1,174	(871)	1,311	(1,982)
Net income	381,701	14,107	421,313	40,122

Comprehensive income	$382,875	$13,236	$422,624	$38,140

The foreign currency translation gains are not currently adjusted for income taxes as they primarily related to permanent investments in non-U.S. subsidiaries. Additionally, there were no income taxes provided for the unrealized holdings gains (losses) on securities as a full valuation allowance has been recorded against all domestic net deferred tax assets.

Accumulated other comprehensive income includes the following:

	September 30,	December 31,
	2006	2005

Unrealized gains on securities	$1,211	$2,267
Foreign currency translation gains	7,707	5,340

Total accumulated other comprehensive income	$8,918	$7,607

10.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2006(a)	2005

Computer equipment	$21,760	$60,336
Land and buildings	15,443	14,123
Office equipment, furniture and fixtures	27,840	50,643
Software	24,312	36,487
Leasehold improvements	14,316	17,904
Construction in process	4,396	11,616

	108,067	191,109
Less: accumulated depreciation	(41,160)	(95,423)

Property and equipment, net	$66,907	$95,686

(a)	Amounts as of September 30, 2006 exclude property and equipment related to EBS, as these amounts were reclassified to Assets Held for Sale in the accompanying consolidated balance sheets.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $8,427 and $23,973 for the three and nine months ended September 30, 2006, respectively, and $7,613 and $20,100 for the three and nine months ended September 30, 2005, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2005	$663,018	$53,169	$71,449	$43,384	$831,020
Acquisitions during the period	—	36,079	—	—	36,079
Contingent consideration for prior period acquisitions	19,379	10,638	—	—	30,017
Tax reversals	(674)	—	—	(600)	(1,274)
Adjustments to finalize purchase price allocations	(111)	783	(196)	383	859
Effects of exchange rates	—	—	—	(726)	(726)

Balance as of January 1, 2006	681,612	100,669	71,253	42,441	895,975
Acquisitions during the period	3,692	71,946	—	—	75,638
Contingent consideration for prior period acquisitions(a)	(1,913)	—	—	—	(1,913)
Tax reversals(b)	(19,040)	(192)	—	(266)	(19,498)
Adjustments to finalize purchase price allocations	—	1,696	—	—	1,696
Reclassification to assets held for sale	(664,351)	—	—	—	(664,351)
Effects of exchange rates	—	—	—	562	562

Balance as of September 30, 2006	$—	$174,119	$71,253	$42,737	$288,109

(a)	During the nine months ended September 30, 2006, the Company adjusted goodwill by $2,539 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment. In addition, during the nine months ended September 30, 2006, the Company made a contingent consideration payment in the amount of $626 for a 2003 acquisition within the Emdeon Business Services segment.

(b)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions. A portion of these income tax valuation allowances, or $14,367, was reversed in connection with the utilization of net operating losses attributable to the discontinued operations, including the gain on disposal.

Intangible assets subject to amortization consist of the following:

	September 30, 2006(b)				December 31, 2005
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Customer relationships	$60,332	$(11,890)	$48,442	9.6	$382,877	$(242,494)	$140,383	11.3
Technology and patents	80,215	(24,653)	55,562	16.6	176,146	(110,244)	65,902	15.3
Trade names	14,927	(3,965)	10,962	7.5	40,716	(30,435)	10,281	8.0
Non-compete agreements, content and other	17,750	(6,747)	11,003	2.0	22,254	(3,549)	18,705	6.7

Total	$173,224	$(47,255)	$125,969	11.9	$621,993	$(386,722)	$235,271	11.9

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

(b)	Amounts as of September 30, 2006 exclude intangible assets related to EBS, as these amounts were reclassified to Assets Held for Sale in the accompanying consolidated balance sheets.

Amortization expense was $9,762 and $27,991 for the three and nine months ended September 30, 2006, respectively, and $8,188 and $24,726 for the three and nine months ended September 30, 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years ended December 31, 2006 (October 1st to December 31st)	$6,796
2007	26,564
2008	23,116
2009	14,672
2010	6,131
Thereafter	48,690

11.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2006(a)	2005

Accrued outside services	$18,200	$11,926
Accrued acquisition contingent consideration	—	30,122
Accrued compensation	21,260	35,276
Accrued customer deposits	143	21,570
Accrued income, sales and other taxes	33,443	20,678
Other accrued liabilities	25,699	50,530

Total accrued expenses	$98,745	$170,102

(a)	Amounts as of September 30, 2006 exclude accrued expenses related to EBS, as these amounts were reclassified to Liabilities Held for Sale in the accompanying consolidated balance sheets.

12.	Commitments and Contingencies

Legal Proceedings

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

As previously disclosed, on May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of WHC. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The parties had been conducting discovery until the named plaintiff in this action discontinued this suit on November 8, 2006. However, the Company has been advised that a suit containing the same allegations may be brought by a different named plaintiff represented by the same counsel. WHC expects to oppose certification as a class action when discovery on any such matter is completed.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anthony Vlastaris, et al. v. WebMD Publishing Services

On September 25, 2006, Anthony Vlastaris, Brian Kressin, and Richard Cohen filed a lawsuit individually, and as a class action, under the TCPA, in the Ohio Court of Common Pleas, Cuyahoga County. The lawsuit claims that the defendant sent faxes to the plaintiffs allegedly in violation of the TCPA. The defendant in the suit is named as “WebMD Publishing Services,” an entity that does not exist. Because the suit was served on NPD at its location in Connecticut and because NPD is the publisher of The Little Blue Book, NPD removed the lawsuit to the United States District Court, Northern District of Ohio, on October 24, 2006. NPD removed the case in part because of diversity jurisdiction and in part because the federal Class Action Fairness Act provides federal jurisdiction over class actions in which the potential damages exceed $5,000. The plaintiffs’ counsel has sent a letter challenging the removal on the grounds that TPCA cases are not subject to removal. NPD intends to defend the notice of removal. The purported class in the Vlastaris case, involving faxes sent to three area codes in two states, is substantially a subset of the purported nationwide class in the Weitzner case (described above) in New York. WHC expects to oppose class certification in this lawsuit.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2005 Annual Report on the Form 10-K under the heading “Legal Proceedings” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2016. Total rent expense for all operating leases was $4,197 and $12,297 for the three and nine months ended September 30, 2006, respectively, and $4,052 and $12,375 for the three and nine months ended September 30, 2005, respectively. Future minimum lease commitments under non-cancelable lease agreements at September 30, 2006 were as follows:

Years Ending December 31, 2006 (October 1st to December 31st)	$4,593
2007	19,302
2008	17,337
2009	13,482
2010	13,134
Thereafter	28,242

Total minimum lease payments	$96,090

13.	Subsequent Event

On November 2, 2006, through WHC, the Company entered into a definitive agreement to acquire all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The purchase price for Subimo is $60,000, comprised of $34,000 in cash payable on the closing date and $26,000 in WHC Class A Common Stock (“WHC Shares”) and/or cash (the “Subsequent Consideration”), whichever WHC selects at the time the acquisition closes, such Subsequent Consideration to be paid on the second

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary of the closing except as otherwise described below. The number of WHC Shares, if any, to be included in the Subsequent Consideration shall be determined by dividing the amount of the Subsequent Consideration to be paid in WHC Shares divided by the five-day trailing average price of the WHC Shares for a period prior to the closing date. The purchase price is subject to adjustments, including an adjustment based on the amounts of net working capital of Subimo at closing, of indebtedness of Subimo at closing and of certain transaction expenses payable on behalf of the sellers.

If the Subsequent Consideration includes WHC Shares and the value of the Subsequent Consideration is less than $15,600 when the WHC Shares are issued (or, in certain circumstances, when a registration statement becomes effective), then WHC shall be required to pay the amount by which the aggregate value of the Subsequent Consideration is less than $15,600 minus any portion of the Subsequent Consideration for which a right of setoff has been applied by WHC to fulfill indemnification obligations of the sellers. WHC will have the option of paying the amount described in the preceding sentence in the form of cash or additional WHC Shares. Senior management of Subimo will be entering into long-term employment agreements with Subimo effective as of the closing date. The portion of the Subsequent Consideration payable to certain of those members of senior management will be paid on the fourth anniversary of the closing if the person is terminated for cause, under his or her employment agreement, voluntarily terminates employment prior to the payment of the Subsequent Consideration.

The acquisition, which is subject to customary closing conditions, is expected to close before the end of 2006 and will be included in the Company’s WebMD segment from the date of the closing of the acquisition.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our outstanding debt and commitments, that existed as of September 30, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation (“Emdeon”) in October 2005. The change to Emdeon was made in connection with an initial public offering of equity securities by WebMD Health Corp. (“WHC”), a subsidiary we formed to act as a holding company for the business of our WebMD segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.

As of September 30, 2006, we owned 85.6% of the aggregate amount of outstanding shares of WHC’s Class A Common Stock and Class B Common Stock. As such, we consolidate the minority stockholders’ 14.4% share of equity and net income or loss of our WebMD segment.

On September 14, 2006, we completed the sale of our Emdeon Practice Services segment (“EPS”) to Sage Software, Inc. (the “EPS Sale”). Accordingly, the historical results of EPS, including the gain related to the sale have been reclassified as discontinued operations in our financial statements and our discussions in the MD&A reflect EPS as discontinued operations. For a description of the EPS Sale and related matters, see “— Recent Developments — EPS Sale.”

On September 26, 2006, we entered into a definitive agreement for the sale of a 52% interest in our Emdeon Business Services segment, excluding its ViPS business unit (“EBS”) to an affiliate of General Atlantic LLC (the “Pending EBS Transaction”). Accordingly, we have classified the assets and liabilities of EBS as assets and liabilities held for sale in our consolidated balance sheet as of September 30, 2006. In addition, since our ViPS business is not included in the Pending EBS Transaction, it is now being reported as a separate operating segment.

Operating Segments

We have aligned our business into four operating segments and one corporate segment. In connection with the Pending EBS Transaction and the revised manner in which management views its operations, we have classified the ViPS segment, formerly a business unit of the Emdeon Business Services segment, as a separate operating segment. The following is a description of each of our operating and corporate segments:

•	Emdeon Business Services. We provide solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, we provide clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions.

•	WebMD. We provide health information services to consumers, physicians, healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public network of health portals enables consumers and physicians to readily access health information relevant to their specific areas of interest or specialty. Our public portals sell advertising and sponsorship programs, including online continuing medical education (“CME”) services, to companies interested in reaching consumers and physicians online, including pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals are licensed to employers and health plans for use by their employees and members and provide access to personalized health and benefit information and decision support services. We provide related services for the use of such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD also provides physician recruitment services for use by pharmaceutical, medical device and healthcare companies. In addition, we provide offline CME and in-person medical education services and publish medical reference textbooks, healthcare provider directories and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	ViPS (formerly a business unit of EBS). We provide decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and perform software maintenance and consulting services for governmental agencies involved in healthcare.

•	Porex. We develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications, as well as in finished products used in the medical device and surgical markets.

•	Corporate. Our Corporate segment provides shared services across all our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the EPS Sale, we entered into a transition services agreement whereby we will provide EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. These services will be provided through our Corporate segment, and the related transition services fee we charge to EPS will also be included in our Corporate segment, offsetting the cost of providing these services. The transition services fee charged to EPS for the period from September 15, 2006 to September 30, 2006 was $341.

Recent Developments

Pending EBS Transaction.  On September 26, 2006, we entered into a definitive agreement for the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (“GA”). At the closing of this transaction, we will receive approximately $1,200,000 in cash, subject to customary post-closing adjustments including an adjustment based on the amount of working capital at closing. The acquisition will be financed with approximately $925,000 in bank debt and an investment of approximately $320,000 by GA. The Pending EBS Transaction will be structured so that Emdeon and GA each own interests in a limited liability company (“Master LLC”), which will own the entities comprising EBS through a wholly owned limited liability company (“EBS LLC”). The bank debt will be an obligation of EBS LLC and will be guaranteed by Master LLC, but will not be an obligation of or guaranteed by Emdeon. After the closing of the Pending EBS Transaction, Emdeon’s 48% ownership interest in Master LLC will be reflected as an investment in Emdeon’s consolidated financial statements and will be accounted for under the equity method. We have classified the assets and liabilities of EBS as assets and liabilities held for sale in our consolidated balance sheet as of September 30, 2006.

We expect to recognize a taxable gain on the Pending EBS Transaction and expect to utilize approximately $400,000 to $450,000 of our federal net operating loss (“NOL”) carryforwards to eliminate a significant portion of the tax liability that would otherwise result from this transaction. Approximately $130,000 to $150,000 of the NOL carryforwards utilized will be NOL carryforwards attributable to WHC. Under Emdeon’s Tax Sharing Agreement with WHC, Emdeon has agreed to reimburse WHC at the current federal statutory tax rate of 35% for any NOL carryforwards attributable to WHC that are utilized by Emdeon in this transaction. We currently estimate that the amount of the resulting cash reimbursement to WHC will be approximately $45,000 to $52,000. The estimates of the amounts of the utilization of the NOL carryforwards attributable to WHC and to Emdeon and of the related reimbursement are based on various assumptions and will not be finalized until we complete the calculation of our consolidated 2006 federal income taxes.

Pending Tender Offer.  On October 20, 2006, we commenced a tender offer to purchase up to 100,000,000 shares of our common stock at a price of $12.25 per share (the “Pending Tender Offer”). The Pending Tender Offer is expected to be completed in December 2006, subject to a number of terms and conditions, including our completion of the Pending EBS Transaction.

EPS Sale.  On August 8, 2006, we entered into a Stock Purchase Agreement for the sale of EPS to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. On September 14, 2006, we completed the EPS Sale. We received net cash proceeds of $529,466, which does not include $35,000 being held in escrow as security for our indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, and are included in other current assets and other assets, respectively, in the consolidated balance sheet as of September 30, 2006. We incurred approximately $7,700 of professional fees and other expenses associated with the EPS Sale, of which approximately $2,500 was unpaid as of September 30, 2006 and is therefore included in accrued expenses in our consolidated balance sheet as of September 30, 2006. In connection with the EPS Sale, we recognized a gain of $352,269, which is included in income from discontinued operations, net of tax of $34,714, in the consolidated statements of operations during the three and nine months ended September 30, 2006. While the determination of the gain on disposal is substantially complete, the purchase price is subject to customary post-closing adjustments, including an adjustment for working capital, which has not been finalized. Also included in income from discontinued operations for the three and nine months ended September 30, 2006 is $5,779 and $17,902, respectively, representing the income from operations of EPS, net of tax, through the date of sale on September 14, 2006.

Emdeon and Sage Software will make an IRC Section 338(h)(10) election and will treat the EPS Sale as a sale of assets for tax purposes. We will utilize a portion of our NOL carryforwards to offset the gain on this transaction. Under the Tax Sharing Agreement with WHC, we have agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for any NOL carryforwards attributable to WHC that are utilized by us in this transaction. We estimate that the amount of WHC’s NOL carryforwards to be utilized in this transaction will be approximately $240,000 to $260,000 resulting in a cash reimbursement to WHC of $84,000 to $91,000. The estimates of the amount of WHC’s NOL carryforwards to be utilized and of the related reimbursement is based on various assumptions and will not be finalized until we complete the calculation of our consolidated 2006 federal income taxes.

EBS has entered into an agreement with EPS pursuant to which EBS will be the exclusive provider of electronic healthcare transaction services and patient statement services for Emdeon Practice Services through 2013. In addition, EPS will continue its existing relationship with WebMD and will exclusively integrate WebMD’s personal health record with its clinical products, including its electronic medical record.

Pending Acquisition of Subimo, LLC.  On November 2, 2006, through WHC, we entered into a definitive agreement to acquire all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The purchase price for Subimo is $60,000, comprised of $34,000 in cash payable on the closing date and $26,000 in WHC Class A Common Stock (“WHC Shares”) and/or cash (the “Subsequent Consideration”), whichever WHC selects at the time the acquisition closes, such Subsequent Consideration to be paid on the second anniversary of the closing except as otherwise described below. The number of WHC Shares, if any, to be included in the Subsequent Consideration shall be determined by dividing the amount of the Subsequent Consideration to be paid in WHC Shares by the five-day trailing average price of the WHC Shares for a period prior to the closing date. The purchase price is subject to adjustments, including an adjustment based on the amounts of net working capital of Subimo at closing, of indebtedness of Subimo at closing and of certain transaction expenses payable on behalf of the sellers.

If the Subsequent Consideration includes WHC Shares and the value of the Subsequent Consideration is less than $15,600 when the WHC Shares are issued (or, in certain circumstances, when a registration statement becomes effective), then WHC shall be required to pay the amount by which the aggregate value of the Subsequent Consideration is less than $15,600 minus any portion of the Subsequent Consideration for which a right of setoff has been applied by WHC to fulfill indemnification obligations of the sellers. WHC will have the option of paying the amount described in the preceding sentence in the form of cash or additional WHC Shares. Senior management of Subimo will be entering into long-term employment agreements with Subimo effective as of the closing date. The portion of the Subsequent Consideration payable to certain of those members of senior management will be paid on the fourth anniversary of the closing if the person is terminated for cause under his or her employment agreement or voluntarily terminates employment prior to the payment of the Subsequent Consideration.

The acquisition, which is subject to customary closing conditions, is expected to close before the end of 2006 and will be included in the Company’s WebMD segment from the date of the closing of the acquisition.

Acquisition of Medsite, Inc.  On September 11, 2006, through WHC, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. ( “Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in our WebMD segment.

Acquisition of Interactive Payer Network, Inc.  On July 18, 2006, we acquired Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, we have agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The results of operations of IPN have been included in our financial statements from July 18, 2006, the closing date of the acquisition, and are included in our Emdeon Business Services segment.

Acquisition of Summex Corporation.  On June 13, 2006, through WHC, we acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that WebMD provides to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to modify behaviors that may lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, we have agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in our WebMD segment.

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

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that WebMD will be able to attract more employers and health plans to use its private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that WebMD is well positioned to benefit from these trends because WebMD’s private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options. We believe that the pending acquisition of Subimo (see “— Recent Developments — Pending Acquisition of Subimo” above) will, by expanding WebMD’s suite of online health and benefit management services, enable WebMD to better address the emerging CDHP market.

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

WebMD.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of our healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

ViPS.  We provide professional consulting services to certain governmental agencies that are typically billed on a cost-plus fee structure. Revenue for consulting services is recognized as the services are provided. Healthcare payers pay us annual license fees, which are based on the number of covered members, for use of our software and pay us time and materials fees for providing business and information technology consulting services to them. Additionally, payers, including government payers, pay us fees to license decision support software and we provide related support and maintenance for that decision support software, and provide information technology consulting services. Decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and, accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement.

Porex.  We develop, manufacture and distribute porous plastic products and components. For standard products, we recognize revenue upon shipment of product, net of sales returns and allowances. For sales of certain custom products, we recognize revenue upon completion and customer acceptance. Recognition of amounts received in advance is deferred until all criteria have been met.

•	Assets and Liabilities Held for Sale — Our assets and liabilities held for sale consist of the assets and liabilities of EBS. See “Introduction — Recent Developments — Pending EBS Transaction” above in this MD&A. We accounted for this pending sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and, as such, the assets and liabilities of EBS as of September 30, 2006 are shown in our consolidated balance sheets at their carrying value. The classification of EBS as assets held for sale did not result in an impairment. We determined that since we will have continued involvement in the EBS operations after the sale, and as our ownership in EBS will be accounted for as an equity investment in our consolidated financial statements, the disposal should not be reflected as discontinued operations.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Investments — Our investments, at September 30, 2006, consisted principally of certificates of deposit, auction rate securities, U.S. Treasury Notes, marketable equity securities in publicly traded companies and other short-term liquid cash investments. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,”

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase Emdeon Common Stock is based on implied volatility from traded options of Emdeon Common Stock combined with historical volatility of Emdeon’s Common Stock. The expected volatility for stock options to purchase WHC Class A Common Stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies.

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of NOL carryforwards. At December 31, 2005, we had NOL carryforwards of approximately $2.1 billion. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Valuation allowances exist for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate will be reduced. The valuation allowance excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%

Revenue	$299,732	100.0	$261,022	100.0	$868,557	100.0	$762,711	100.0
Costs and expenses:
Cost of operations	169,710	56.6	152,066	58.3	505,925	58.2	445,095	58.4
Development and engineering	9,243	3.1	8,912	3.4	27,164	3.1	26,595	3.5
Sales, marketing, general and administrative	74,050	24.7	63,865	24.5	216,263	25.0	189,292	24.8
Depreciation and amortization	18,189	6.1	15,801	6.1	51,964	6.0	44,826	5.9
Legal expense	1,023	0.3	5,904	2.3	1,840	0.2	14,347	1.9
Advisory expense	2,126	0.7	—	—	4,198	0.5	—	—
Loss on investments	—	—	—	—	—	—	3,642	0.5
Loss on redemption of convertible debt	—	—	—	—	—	—	1,902	0.2
Interest income	6,599	2.2	5,124	2.0	15,450	1.8	13,380	1.8
Interest expense	4,723	1.6	2,996	1.1	14,082	1.6	11,670	1.5
Other expense	—	—	1,863	0.7	—	—	1,863	0.2

Income from continuing operations before income tax provision and minority interest	27,267	9.1	14,739	5.6	62,571	7.2	36,859	4.9
Income tax provision	3,474	1.2	1,851	0.7	12,082	1.4	3,567	0.5
Minority interest in WebMD Health Corp., net of tax	140	—	38	—	(653)	(0.1)	38	—

Income from continuing operations	23,653	7.9	12,850	4.9	51,142	5.9	33,254	4.4
Income from discontinued operations, net of tax	358,048	119.5	1,257	0.5	370,171	42.6	6,868	0.9

Net income	$381,701	127.4	$14,107	5.4	$421,313	48.5	$40,122	5.3

Revenue is derived from our four business segments: Emdeon Business Services, WebMD, ViPS and Porex. Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. Emdeon Business Services also provides clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of Emdeon Business Services revenue is generated from the country’s largest national and regional healthcare payers. WebMD services include: advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, and advertisements in WebMD the Magazine.  As a result of the acquisition of the assets of Conceptis, WebMD also generates revenue from in-person CME programs. ViPS provides decision support solutions, data warehousing solutions and consulting services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Our Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses, including non-cash stock-based compensation expenses, for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, a portion of facilities expenses, leased facilities and personnel costs, sales commissions paid to certain distributors of our Emdeon Business Services products and non-cash expenses related to content and distribution services. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.

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

Advisory expense includes professional fees, primarily consisting of legal, accounting and financial advisory services, related to the Pending EBS Transaction.

Discontinued operations consist of the historical operations of EPS, net of tax, and the gain recognized from the EPS Sale, net of tax.

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

employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Expense for 2005 primarily related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Non-cash stock-based compensation expense is included in cost of operations, development and engineering, and sales, marketing, general and administrative expense within the accompanying consolidated statements of operations. The following table summarizes the non-cash stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock-based compensation expense included in:
Cost of operations	$3,010	$—	$9,353	$—
Development and engineering	286	—	854	—
Sales, marketing, general and administrative	7,930	1,073	25,028	3,631

Total	$11,226	$1,073	$35,235	$3,631

The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005.

The operating results presented below reflect the reclassification of EPS as a discontinued operation in the current year and prior year periods. In addition, our operating results reflect the increase in revenue and an offsetting increase in cost of operations of $11,584 and $39,387 for the three and nine months ended September 30, 2006, respectively, and $13,368 and $40,181 for the three and nine months ended September 30, 2005, respectively, related to the intercompany activity between EPS and our other operating segments, primarily EBS through September 14, 2006, the date the sale was completed. This activity is primarily comprised of print-and-mail services (including postage) and electronic data interchange (“EDI”) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as discontinued operations.

Revenue

Revenue for the three months ended September 30, 2006 was $299,732, compared to $261,022 in the prior year period. Our revenue increased by $38,710 or 14.8% for the three months ended September 30, 2006. The WebMD, Emdeon Business Services, Porex and ViPS segments were responsible for $21,551, $15,870, $888 and $565, respectively, of the revenue increase for the quarter.

Revenue for the nine months ended September 30, 2006 was $868,557, compared to $762,711 in the prior year period. Our revenue increased by $105,846 or 13.9% for the nine months ended September 30, 2006. The WebMD, Emdeon Business Services, ViPS and Porex segments were responsible for $54,174, $41,033, $7,215 and $3,881, respectively, of the revenue increase for the nine months ended September 30, 2006.

Acquisitions completed during 2006 and 2005 within our WebMD and EBS segments contributed $6,775 and $19,081 to the increase in revenue for the three and nine months ended September 30, 2006, respectively. Also contributing to the increase in revenue was increased advertising and sponsorship revenue from WebMD’s public portals and an increase in the number of companies using WebMD’s private portal platform. In addition, revenue increased in our Emdeon Business Services segment, primarily as a result of growth in our patient billing and remittance and payment services and an increase in postage rates that went into effect on January 8, 2006.

Costs and Expenses

Cost of Operations.  Cost of operations was $169,710 and $505,925 for the three and nine months ended September 30, 2006, respectively, compared to $152,066 and $445,095 in the prior year periods. Our cost of operations represented 56.6% and 58.2% of revenue for the three and nine months ended September 30, 2006, compared to 58.3% and 58.4% for the three and nine months ended September 30, 2005. Included in cost of operations are non-cash stock-based compensation expense of $3,010 and $9,353 for the three and nine months ended September 30, 2006, with no corresponding amount in the prior year period, as a result of the adoption of SFAS 123R.

Cost of operations, excluding the non-cash stock-based compensation expense, was $166,700 and $496,572 or 55.6% and 57.2% of revenue for the three and nine months ended September 30, 2006, respectively. The increases in absolute dollars are primarily due to higher compensation expenses in our WebMD segment as a result of higher staffing levels, increased expenses related to recent WebMD acquisitions, the impact of the postal rate increase that went into effect on January 8, 2006 and increased expenses related to the delivery of our consulting services within our ViPS operations. The decreases as a percentage of revenue, are primarily the result of increased revenue discussed above, without a proportionate increase in cost. Additionally, we encountered lower direct expenses in our EBS segment through operating efficiencies and cost savings. These operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication charges and paper and other direct material costs, as well as lower personnel related costs. Partially offsetting this improvement was the impact of the postal rate increase which had a negative effect on cost of operations when reflected as a percentage of revenue.

Development and Engineering.  Development and engineering expense was $9,243 and $27,164 for the three and nine months ended September 30, 2006, compared to $8,912 and $26,595 in the prior year periods. Our development and engineering expenses represented 3.1% of revenue for the three and nine months ended September 30, 2006, compared to 3.4% and 3.5% of revenue for the three and nine months ended September 30, 2005. The increase in development and engineering, in absolute dollars, is primarily the result of non-cash stock-based compensation expense of $286 and $854, for the three and nine months ended September 30, 2006, as discussed above. Development and engineering expense, excluding stock-based compensation expenses, was $8,957 and $26,310, or 3.0% of revenue, for the three and nine months ended September 30, 2006, which, in absolute dollars, was relatively consistent with the prior year.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $74,050 and $216,263 for the three and nine months ended September 30, 2006, compared to $63,865 and $189,292 in the prior year periods. Our sales, marketing, general and administrative expenses represented 24.7% and 25.0% of revenue for the three and nine months ended September 30, 2006, compared to 24.5% and 24.8% of revenue for the three and nine months ended September 30, 2005. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising services and stock-based compensation expense. Non-cash stock-based compensation expense was $7,930 and $25,028 for the three and nine months ended September 30, 2006, compared to $1,073 and $3,631 in the prior year periods, reflecting the adoption of SFAS 123R on January 1, 2006. We expect stock-based compensation expense to be higher during 2006 than in prior years due to the adoption of this accounting standard. Non-cash expenses related to advertising services were $1,660 and $4,454 for the three and nine months ended September 30, 2006, compared to $1,912 and $6,708 in the prior year periods. Fluctuations in non-cash advertising expense are directly attributable to the utilization of our prepaid advertising inventory during the respective periods.

Sales, marketing, general and administrative expense, excluding the non-cash stock compensation and advertising expenses discussed above, was $64,460 and $186,781 or 21.5% of revenue for the three and nine months ended September 30, 2006, compared to $60,880 and $178,953 or 23.3% and 23.5% of revenue in the prior year periods. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, is due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses, with the exception of certain increased compensation related costs due to staffing and sales commission expenses related to our WebMD segment, which were directly attributable to the increased revenue, as well as increased expenses related to recent acquisitions that were not included, or only partially included in the year ago period.

Depreciation and Amortization.  Depreciation and amortization expense was $18,189 and $51,964 for the three and nine months ended September 30, 2006, compared to $15,801 and $44,826 in the prior year periods. Depreciation and amortization expense represented 6.1% and 6.0% of revenue for the three and nine months ended September 30, 2006, compared to 6.1% and 5.9% of revenue in the prior year periods. The increase, in absolute dollars, for the three and nine months ended September 30, 2006 was primarily due to depreciation and amortization expenses relating to the acquisitions in our WebMD segment, which were not included, or only partially included, in the prior periods. Also contributing to the increase in depreciation expense during the current year periods, were capital expenditures made within EBS and WebMD segments during the later part of 2005 and early 2006.

Legal Expense.  Legal expense was $1,023 and $1,840 for the three and nine months ended September 30, 2006, compared to $5,904 and $14,347 in the prior year periods. Legal expense represents the external costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and while they may continue to be significant, we expect these costs to continue to be lower during the remainder of 2006, as compared to 2005, in part because existing insurance policies became available to cover the expenses of certain former officers and employees. In connection with the EPS Sale, we have agreed to indemnify Sage Software with respect to this matter.

Advisory Expense.  Advisory expense for the three and nine months ended September 30, 2006 represents costs and expenses of $2,126 and $4,198, respectively for professional fees, primarily consisting of legal, accounting and financial advisory services, related to the Pending EBS Transaction. We expect that advisory expenses will continue to be significant through the closing of the Pending EBS Transaction, which is expected to occur during the fourth quarter of 2006.

Loss on Investments.  During the three months ended March 31, 2005, we recorded $4,251 for unrealized losses on marketable securities that we identified as securities to be liquidated in the event funds were needed for redemption of our $300,000 of 3 1/4% Convertible Subordinated Notes due 2007 (“3 1/4 Notes”). Also, included in other expense for the nine months ended September 30, 2005 is $609 related to net gains on the sale of marketable securities.

Loss on Redemption of Convertible Notes.  Loss on redemption of convertible debt for the nine months ended September 30, 2005, represents a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005.

Interest Income.  Interest income was $6,599 and $15,450 during the three and nine months ended September 30, 2006, compared to $5,124 and $13,380 in the prior year periods. The increase for both the three and nine months ended September 30, 2006 was the result of higher average rates of return, partially offset by lower average investment balances during the current year periods.

Interest Expense.  Interest expense was $4,723 and $14,082 for the three and nine months ended September 30, 2006, compared to $2,996 and $11,670 in the prior year periods. The increase for both periods is due to the issuance of our $300,000 3 1/8% Convertible Notes due 2025 on August 24, 2005 (“3 1/8 Notes”) , offset by the redemption of our 3 1/4% Notes on June 2, 2005. Based on the timing of the issuance and redemption of these notes, no interest expense was incurred during the period of June 2, 2005 to August 24, 2005.

Other Expense.  Other expense for the three and nine months ended September 30, 2005 represents a loss of $1,863 related to the settlement of the McKesson HBOC litigation.

Income Tax Provision.  The income tax provision of $3,474 and $12,082 for the three and nine months ended September 30, 2006 and $1,851 and $3,567 for the three and nine months ended September 30, 2005, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. The income tax provision for the three and nine months ended September 30, 2006 also includes a provision for federal taxes of $1,264 and $5,307, respectively, and $46 and $115 for the three and nine months ended September 30, 2005, respectively, that has not been reduced by the reversal of a valuation allowance as these tax benefits were acquired through business combinations.

Minority Interest.  Minority interest expense of $140 and income of $653 for the three and nine months ended September 30, 2006, compared to expense of $38 for the three and nine months ended September 30, 2005 represents the minority stockholders’ proportionate share of income or loss of our consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of our WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by our WebMD segment.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations represents EPS’s net operating results of $5,779 and $17,902 for the three and nine months ended September 30, 2006, compared to $1,257 and $6,868 in the prior year periods, as well as a gain of $352,269, net of tax, recognized in connection with the completed EPS Sale on September 14, 2006.

Results of Operations by Operating Segment

We evaluate the performance of the business based upon earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“Legal expense”); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the Pending EBS Transaction (“Advisory expense”); a charge related to the redemption of the 3 1/4% Notes; minority interest in our consolidated WebMD segment; non-cash advertising expense related to advertising acquired in exchange for our equity securities; costs and expenses related to the settlement of the McKesson HBOC litigation; and non-cash stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental non-cash stock-based compensation expense associated with the adoption of SFAS 123R.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, we have reclassified certain expenses related to activities that were previously managed, and therefore reported, within our Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by our continuing operations. In accordance with SFAS 144, these expenses were reclassified for the current and comparable prior year periods. The expenses which were reclassified to the discontinued EPS segment aggregated $260 and $924 for the three and nine months ended September 30, 2006, respectively, and $550 and $1,262 for the three and nine months ended September 30, 2005, respectively.

Summarized financial information for each of our operating segments and a reconciliation to net income are presented below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Emdeon Business Services	$187,266	$171,396	$557,974	$516,941
WebMD	66,645	45,094	173,308	119,134
ViPS	24,843	24,278	73,525	66,310
Porex	21,298	20,410	64,544	60,663
Inter-segment eliminations	(320)	(156)	(794)	(337)

	$299,732	$261,022	$868,557	$762,711

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$44,547	$32,297	$127,519	$103,315
WebMD	14,633	9,077	30,759	15,100
ViPS	5,302	3,988	15,517	11,992
Porex	6,133	6,385	18,732	17,846
Corporate	(11,000)	(12,509)	(33,633)	(35,894)

	59,615	39,238	158,894	112,359
Interest, taxes, non-cash and other items
Depreciation and amortization	(18,189)	(15,801)	(51,964)	(44,826)
Non-cash stock-based compensation	(11,226)	(1,073)	(35,235)	(3,631)
Non-cash advertising	(1,660)	(1,986)	(4,454)	(6,999)
Legal expense	(1,023)	(5,904)	(1,840)	(14,347)
Advisory expense	(2,126)	—	(4,198)	—
Interest income	6,599	5,124	15,450	13,380
Interest expense	(4,723)	(2,996)	(14,082)	(11,670)
Income tax provision	(3,474)	(1,851)	(12,082)	(3,567)
Minority interest in WebMD Health Corp., net of tax	(140)	(38)	653	(38)
Loss on investments	—	—	—	(3,642)
Loss on redemption of convertible debt	—	—	—	(1,902)
Other expense	—	(1,863)	—	(1,863)

Income from continuing operations	23,653	12,850	51,142	33,254
Income from discontinued operations, net of tax	358,048	1,257	370,171	6,868

Net income	$381,701	$14,107	$421,313	$40,122

The following discussion is a comparison of the results of operations for each of our operating segments for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005.

Emdeon Business Services.  Revenue was $187,266 and $557,974 for the three and nine months ended September 30, 2006, an increase of $15,870 or 9.3% and $41,033 or 7.9%, compared to the prior year periods. The increase in revenue for the three and nine months ended September 30, 2006, compared to the prior year, was primarily due to growth in our patient statement and remittance and payment services and an increase in postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006. Also contributing to the increase in revenue for the three and nine months ended September 30, 2006 was revenue from the IPN acquisition in the amount of $537.

Earnings before interest, taxes, non-cash and other items was $44,547 and $127,519 for the three and nine months ended September 30, 2006, compared to $32,297 and $103,315 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 23.8% and 22.9% for the three and nine months ended September 30, 2006, compared to 18.8% and 20.0% for the prior year periods. The increase in operating margin, as a percentage of revenue, was primarily the result of higher revenue as discussed above, without a proportionate increase in costs. This is due to a combination of certain costs that are more fixed in nature and do not increase proportionately with revenue including certain personnel related costs, as well as the result of operating efficiencies and cost savings. The operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication expenses and other direct material costs related to our patient statement and remittance and payment service offerings, The increase in operating margin was slightly offset by the impact of the increased postage rates which went into effect at the beginning of the current year.

WebMD.  Revenue was $66,645 and $173,308 for the three and nine months ended September 30, 2006, an increase of $21,551 or 47.8% and $54,174 or 45.5%, compared to the prior year periods. The acquisitions of Healthshare, Conceptis, eMedicine, Summex and Medsite contributed $6,238 and $19,081 to the increases in revenue for the three and nine months ended September 30, 2006, respectively. The remaining increase in revenue is the result of increased advertising and sponsorship revenue attributable to an increase in the number of brands and sponsored programs promoted on our sites and increased licensing revenue attributable to an increase in the number of companies using our private portal platform.

Earnings before interest, taxes, non-cash and other items was $14,633 and $30,759 for the three and nine months ended September 30, 2006, compared to $9,077 and $15,100 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 22.0% and 17.7% for the three and nine months ended September 30, 2006, compared to 20.1% and 12.7% for the prior year periods. This increase in operating margin was primarily due to the higher revenue discussed above without incurring a proportionate increase in overall expenses. This increase was partially offset by a charge of approximately $3,150 during the nine months ended September 30, 2005 related to the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

ViPS.  Revenue was $24,843 and $73,525 for the three and nine months ended September 30, 2006, an increase of $565 or 2.3% and $7,215 or 10.9%, compared to the prior year periods, respectively. The increase in revenue for the three months ended September 30, 2006, compared to the prior year period, was primarily due to higher software product sales. The increase in revenue for the nine months ended September 30, 2006, compared to the prior year, was primarily due to increased consulting services and software product sales.

Earnings before interest, taxes, non-cash and other items was $5,302 and $15,517 for the three and nine months ended September 30, 2006, compared to $3,988 and $11,992 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 21.3% and 21.1% for the three and nine months ended September 30, 2006, compared to 16.4% and 18.1% for the prior year periods. The increase in operating margin for the three and nine months ended September 30, 2006 was primarily due to the changes in the type of revenue we earned (which can have varying degrees of profitability), such as the higher software revenue we earned in the current year periods, which have higher margins than certain types of consulting services, including the consulting services we provide to governmental agencies.

Porex.  Revenue was $21,298 and $64,544 for the three and nine months ended September 30, 2006, an increase of $888 or 4.4% and $3,881 or 6.4%, compared to the prior year periods. The increase in revenue for the three and nine months ended September 30, 2006, was primarily due to increased sales of our healthcare, foreign industrial products and consumer products.

Earnings before interest, taxes, non-cash and other items was $6,133 and $18,732 for the three and nine months ended September 30, 2006, compared to $6,385 and $17,846 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 28.8% and 29.0% for the three and nine months ended September 30, 2006, compared to 31.3% and 29.4% for the prior year periods. The decrease in operating margin was due to higher direct costs relating to the mix of products produced and, to a lesser extent, higher personnel costs.

Corporate.  Corporate includes expenses shared across all segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate expenses were $11,000 or 3.7% of revenue and $33,633 or 3.9% of revenue for the three and nine months ended September 30, 2006, compared to $12,509 or 4.8% of revenue and $35,894 or 4.7% of revenue for the prior year periods. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs which are generally more fixed in nature. Additionally, in connection with the transition services we are providing to EPS following the EPS Sale, we charged EPS transition services fees of $341 during the period from September 15, 2006 to September 30, 2006. This amount is reflected within our Corporate segment during the three and nine months ended September 30, 2006, offsetting the cost of providing these services.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by EBS and certain services provided by our WebMD segment to our other operating segments. Inter-segment eliminations during the current year periods were consistent when compared to a year ago.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of September 30, 2006, we had an accumulated deficit of approximately $9.7 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

As of September 30, 2006, we had approximately $947,403 in cash and cash equivalents and short-term investments, including $85,086 in cash and cash equivalents and short-term investments held by WHC, and working capital of approximately $915,577, which excludes our assets and liabilities held for sale. Additionally, we had $2,668 in marketable equity securities. We invest our excess cash principally in U.S. Treasury obligations and federal agency notes and other short-term liquid cash investments and expect to do so in the future. As of September 30, 2006, all our marketable securities were classified as available-for-sale.

Cash provided by operating activities was $161,799 for the nine months ended September 30, 2006, compared to cash provided by operating activities of $99,101 for the nine months ended September 30, 2005. The principal sources of the $62,698 increase in cash provided by operating activities when compared to a year ago, were higher earnings before interest, taxes, non-cash and other items, as well as a higher rate of collections of receivables and lower payments related to accounts payable, offset by higher payments of our accrued liabilities. We expect that our cash provided by operating activities will decrease in the future, as a direct result of the Pending EBS Transaction.

Cash provided by investing activities was $566,838 for the nine months ended September 30, 2006, compared to cash used in investing activities of $303,430 for the nine months ended September 30, 2005. Cash provided by investing activities for the nine months ended September 30, 2006 was primarily attributable to $524,245 of proceeds received from the EPS Sale and $198,190 of net proceeds from maturities and sales, of available-for-sale securities. Cash paid in business combinations, net of cash acquired, was $119,635 for the nine months ended September 30, 2006, which primarily related to the acquisition of Medsite, Summex and eMedicine, as well as contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. (“ABF”) and MedicineNet, Inc., of $17,946 and $7,250, respectively. Cash used in investing activities for the nine months ended September 30, 2005 included net purchases of $180,095 from maturities and sales of available-for-sale securities. Cash paid in business combinations, net of cash acquired, was $74,380 for the nine months ended September 30, 2005, which primarily related to the ABF contingent consideration payment and the 2005 acquisition of HealthShare Technology, Inc. Investments in property and equipment were $38,231 for the nine months ended September 30, 2006, compared to $39,107 for the prior year period.

Cash used in financing activities was $9,434 for the nine months ended September 30, 2006, compared to cash provided by financing activities of $241,474 for the nine months ended September 30, 2005. Cash used in financing activities for the nine months ended September 30, 2006 principally related to the repurchases of our common stock of $71,843, offset by proceeds from the issuance of our common stock, primarily resulting from exercises of employee stock options, of $62,768. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of $289,875 related to the net proceeds of the 3 1/8% Notes in August 2005 and $43,384 related to the issuance of our common stock, primarily resulting from exercises of employee stock options, partially offset by cash paid of $86,694 for the redemption of our 3 1/4% Notes in June 2005 and $4,596 related to the repurchase of our common stock.

Our principal commitments at September 30, 2006 were our commitments related to the $350,000 of 1.75% Convertible Subordinated Notes due 2023 and the 3 1/8% Notes and the $100,000 of Convertible Redeemable Exchangeable Preferred Stock. In addition, we have obligations under operating leases of $96,090, the potential payment of contingent consideration of up to an aggregate of $42,114 if prior acquisitions we have made achieve certain milestones and the future cash commitments of $34,000 related to the pending acquisitions of Subimo.

Our liquidity will be impacted by the receipt of approximately $1,200,000 in connection with the Pending EBS Transaction which is expected to be completed during the quarter ended December 31, 2006. Additionally, we recently commenced a tender offer to purchase up to 100 million shares of our common stock at a price of $12.25 per share, the consummation of which would result in a use of cash of approximately $1,225,000 if all 100 million shares are fully tendered. The Pending Tender Offer is also expected to be completed during the December 2006 quarter. As we previously disclosed, the Pending Tender Offer is subject to a number of terms and conditions, including the completion of the Pending EBS Transaction. Because the Pending Tender Offer is subject to the completion of the Pending EBS Transaction, the net impact of these two transactions is not expected to have a material impact on our liquidity, assuming all 100 million shares are fully tendered. Our liquidity in the future will be impacted by lower operating cash flows as a result of the Pending EBS Transaction. While we will own a 48% interest in EBS after the Pending EBS Transaction is completed, the debt incurred in connection with the Pending EBS Transaction will reduce the profitability of EBS. Additionally, our access to the cash flow of EBS will be subject to a credit agreement to be entered into by entities within Emdeon Business Services and that will restrict the dividend of cash by EBS to us, as well as imposing certain other restrictions on EBS.

We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2006 and 2007. Our future liquidity and capital requirements will depend upon numerous factors, including those discussed above regarding the Pending EBS Transaction and the Pending Tender Offer, retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, cost of maintaining and upgrading the information technology platforms and communications systems that EBS and WebMD use to provide their services, potential future acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

Risks Related to WebMD

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

In addition, WebMD’s online businesses have a limited operating history and have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes, changes in market conditions, and changes in management, and are expected to continue to change for similar reasons.

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

The WebMD Health Network includes Web sites that WebMD supplies content to, but does not own, and the termination of its relationship with the owners of these Web sites may negatively affect its results of operations

Although a substantial majority of the page view traffic to The WebMD Health Network is from Web sites that WebMD owns, some are from Web sites owned by third parties that carry WebMD’s content (including the AOL division of Time Warner) and, as a result, The WebMD Health Network’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside its control. During the quarter ended September 30, 2006, third party Web sites accounted for approximately 6% of The WebMD Health Network’s aggregate page views.

WebMD does not expect its existing agreement with AOL to continue following the expiration of that agreement in May 2007. The monthly unique users and page view traffic from AOL was less than 6% and 3%, respectively of The WebMD Health Network’s monthly unique users and page view traffic for the quarter ended September 30, 2006. As a result of the expiration, the page view traffic from AOL will no longer be part of The WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees will also end with the expiration of that agreement.

In the event that any of WebMD’s other relationships with third party Web sites are terminated, The WebMD Health Network’s user page view traffic may be negatively affected, which may negatively affect our results of operations.

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

Risks Related to Emdeon Business Services

The financial results of Emdeon Business Services could be adversely affected to the extent payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us

There can be no assurance that healthcare payers will continue to use Emdeon Business Services and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party EDI service providers such as Emdeon Business Services. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with Emdeon Business Services. We cannot provide assurance that Emdeon Business Services will be able to maintain its existing relationships with payers or develop new relationships on satisfactory terms, if at all. Any significant increase in the utilization of links between healthcare providers and payers without use of a third party clearinghouse could have a material adverse effect on Emdeon Business Services’ transaction volume and financial results. In addition, any increase in the ability of payers to bypass third party EDI service providers may adversely affect the terms and conditions Emdeon Business Services is able to negotiate in its agreements with them, which could also have a material adverse impact on Emdeon Business Services’ business and financial results.

Some of Emdeon Business Services’ customers compete with it and some, instead of using a third party provider, perform internally some of the same services that it offers

Some of Emdeon Business Services’ existing payer and provider customers compete with it or may plan to do so or belong to alliances that compete with it or plan to do so, either with respect to the same products and services it provides to them or with respect to some of other lines of business. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third party EDI service providers such as Emdeon Business Services, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions Emdeon Business Services is able to negotiate in its connectivity agreements with them and its transaction volume. We cannot provide assurance that Emdeon Business Services will be able to maintain its existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of Emdeon Business Services’ services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for Emdeon Business Services to be able to compete, use of its services must be more efficient for them than use of internal resources.

Emdeon Business Services’ transaction volume and financial results could be adversely affected if it does not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

Emdeon Business Services has developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of its transaction services. In the past several years, there has been consolidation of practice management systems vendors, including among some of the larger such vendors, which may increase their bargaining power in negotiations with Emdeon Business Services. To the extent that it is not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, Emdeon Business Services’ transaction volume and financial results could be adversely affected.

New or updated products and services of Emdeon Business Services will not become profitable unless they achieve sufficient levels of market acceptance

The future results of Emdeon Business Services will depend, in part, on whether its new or updated products and services receive sufficient customer acceptance, including:

•	the business process outsourcing services for payers that it has developed internally and through acquisitions;

•	its other pre- and post-adjudication services for payers and providers; and

•	its updated clinical transaction services.

There can be no assurance that payers and providers who use Emdeon Business Services for sending and receiving claims will use its other services. Providers and payers may choose to use similar products and services offered by our competitors, especially if they are already using products and services of those competitors and have made investments in hardware, software and training relating to those products and services. Even providers and payers who are already customers of Emdeon Business Services may not purchase new or updated products or services, especially when they are initially offered or if they require additional equipment or changes in workflow. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on the business prospects and financial results of Emdeon Business Services.

For services that Emdeon Business Services is developing or may develop in the future, there can be no assurance that it will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. In addition, the introduction of future products and services may require or make advisable related changes in the manner in which we market, deliver and price our products and services, including pre-existing products and services. There can be no assurance that any pricing strategy that we implement for any new products and services will be economically viable or acceptable to the target markets.

Achieving market acceptance of new or updated products and services of Emdeon Business Services is likely to require significant efforts and expenditures

Achieving market acceptance for new or updated products and services of Emdeon Business Services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or updated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or updated products and services will justify amounts spent for their development, marketing and roll-out.

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

Risks Related to ViPS

Lengthy sales, installation and implementation cycles for some ViPS applications may result in unanticipated fluctuations in their revenues

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

ViPS depends on CMS for a significant portion of its revenues and, if ViPS’s reputation or relationship with CMS were harmed, ViPS’s business and financial results would be adversely affected.

ViPS is heavily dependent upon The Centers for Medicare & Medicaid Services, or CMS, as its primary source of revenue (directly as a prime contractor or indirectly as a subcontractor) and we believe that the success and development of its business will continue to depend on its successful participation in CMS contract programs. ViPS generated approximately 72% of its revenue from CMS (as prime contractor or as a subcontractor) in fiscal 2005. ViPS’s reputation and relationship with CMS is a key factor in maintaining and growing revenues under contracts with CMS. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business (including aspects of Emdeon’s business that are unrelated to ViPS) could harm ViPS’s reputation. If ViPS’s reputation with CMS is negatively affected, or if it is suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that CMS does with ViPS and its business and financial results would be adversely affected.

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues and, if ViPS’s reputation or relationships with CMS or such contractors was harmed, ViPS’s business and financial results would be adversely affected

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues. ViPS generated approximately 18% of its revenue in fiscal 2005 from acting as a subcontractor for other CMS contractors. ViPS’s business and financial results could be adversely affected if other CMS contractors eliminate or reduce their subcontracts with ViPS (which could occur if, for example, ViPS reputation or relationship with CMS is negatively affected as discussed above) or if CMS terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

CMS may modify, curtail or terminate contracts prior to their completion and, if ViPS does not replace them, its business and financial results may suffer

Many of the CMS contracts in which ViPS participates as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under these contracts, CMS generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience. Any decision by CMS not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect the ViPS business and financial results.

ViPS’s CMS contracts may be terminated and ViPS may be liable for penalties under a variety of procurement rules and regulations and changes in government regulations or practices could adversely affect its business and financial results

ViPS must comply with laws and regulations relating to the formation, administration and performance of CMS contracts. Such laws and regulations may potentially impose added costs on ViPS’s business and its failure to comply with them may lead to penalties and the termination of its CMS contracts. Some significant regulations that affect ViPS include:

•	the Federal Acquisition Regulation and supplements, which regulate the formation, administration and performance of U.S. Government contracts

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts

The U.S. Government and/or CMS may revise procurement practices or adopt new contract rules and regulations, such as cost accounting standards, at any time. Any changes could impair ViPS ability to obtain new contracts or contracts under which it currently performs when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for ViPS to implement and could adversely affect its business and financial results.

In addition, ViPS’s contracts with CMS are subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, ViPS business and financial results could be adversely affected.

For a description of additional risks relating to government contracting, see “Risks Applicable to Our Entire Company and to Ownership of Our Securities — Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers”

ViPS is subject to routine audits and cost adjustments by CMS, which, if resolved unfavorably to it, could adversely affect its profitability

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to ViPS’s contract costs, and any costs found to be improperly allocated will not be reimbursed. ViPs records contract revenues in based upon costs it expects to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, ViPS’ profitability could be adversely affected.

If subcontractors that ViPs works with fail to satisfy their obligations to ViPS or to the customers , ViPS business and financial results could be adversely affected

ViPS depends on subcontractors in conducting its business. There is a risk that ViPS may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, and ViPS’s failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of ViPS’s subcontractors fail to perform the agreed-upon services, ViPS’s ability to fulfill its obligations may be jeopardized. If that happens, it could result in a customer terminating a contract for default. A termination for default could expose ViPS to liability and have an adverse effect on ViPS’s ability to compete for future contracts and orders, especially if the customer is CMS.

Risks Related to Porex

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

Risks Related to the Development and Performance of the Products and Services

of Emdeon Business Services, ViPS and WebMD

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

We could be subject to breach of warranty, product liability or other claims if our software products, information technology systems or transmission systems contain errors or experience failures

Errors in the software we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. For example, errors in our transaction processing systems can result in healthcare payers paying the wrong amount, making payments to the wrong payee or delaying payments. In addition, since some of our products and services relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

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

During times when we are making significant changes to our products and services or to systems we use to provide services, there are increased risks of performance problems

If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. The software that we sell and that we use to provide services is inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in existing versions or in any enhancements, updates and new versions that we market or use. Even if new products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

We expect to make significant additions and changes during the remainder of 2006 and during 2007 to some of the hardware and software Emdeon Business Services uses to provide connectivity services and to the systems WebMD uses to create, manage and deliver its portals. Our implementation of additions to and changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

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

Risks Applicable to Our Use of the Internet

Most of WebMD’s services are provided through the Internet. In addition, Emdeon Business Services provides some Internet-based services and use the Internet to receive some data from customers. The following risks apply to our use of the Internet in our businesses:

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our business

Almost all of the revenue of Emdeon Business Services and much of the revenue of WebMD comes from healthcare industry participants or from companies providing products or services to healthcare industry participants. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. Developments that result in a reduction of expenditures by customers or potential customers in the healthcare industry could have a material adverse effect on our business. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Governmental and private initiatives to support adoption of healthcare information technology may encourage additional companies to enter our markets and may result in the development of additional technology solutions that compete with ours

There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. These initiatives may encourage more companies to enter our markets and may result in the development of additional technology solutions that compete with ours. The effect that these kinds of governmental and private initiatives may have on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by these initiatives or that we will be able to take advantage of any resulting opportunities.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	because we are in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for Emdeon Business Services and, to a lesser extent, WebMD;

•	because WebMD’s public portals business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas could make it more difficult for us to contract for sponsorships and advertising;

•	because we provides services to healthcare providers, our sales and promotional practices must comply with federal and state anti-kickback laws;

•	our healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws; and

•	in providing health information to consumers, we must not engage in activities that could be deemed to be practicing medicine and a violation of applicable laws.

For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Applicable to Our Entire Company and to Ownership of Our Securities

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to Emdeon as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and Medical Manager Health Systems, a former subsidiary of Emdeon; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, Emdeon understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or Emdeon may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

Emdeon intends to continue to fully cooperate with the authorities in this matter. While we are not able to estimate, at this time, the amount of the expenses that we will incur in connection with the investigations, we expect that they may continue to be significant. In connection with the sale of Emdeon Practice Services to Sage Software, we have agreed to indemnify Sage Software with respect to this matter.

We have entered into an agreement for the sale of a majority interest in Emdeon Business Services which, if consummated, would reduce our interest in, and control over, this business

On September 26, 2006, we entered into an agreement with certain affiliates of General Atlantic LLC to sell a majority interest in our Emdeon Business Services segment, excluding the ViPS business unit. The acquisition will be financed in part with approximately $925 million in bank debt, which will be an obligation of the entities comprising Emdeon Business Services. As we will retain only a 48% interest in this entity after consummation of the sale, our interest in the future earnings of Emdeon Business Services will be correspondingly reduced. In addition, the debt incurred in connection with the disposition may reduce the profitability of Emdeon Business Services and, if Emdeon Business Services is not able to service it with cash flow from operations, could have a material adverse effect on the business’s results of operations and the value of our investment. Moreover, as a holder of a minority interest in the parent of Emdeon Business Services, we will no longer have voting control over the entity, and will not be able to control the affairs of the business except to the extent specifically provided for in that entity’s corporate governance documents.

The dispositions of Emdeon Practice Services and Emdeon Business Services may create contractual liabilities, including for indemnifications, as well as other risks and liabilities

We may face significant expense as a result of ongoing obligations in connection with the completed sale of Emdeon Practice Services to Sage Software and the pending sale of Emdeon Business Services to General Atlantic. The agreements we entered into in connection with these dispositions require us to indemnify the purchasers for specified losses incurred by them or resulting from the inaccuracy of representations made by us in connection with the transactions. We will remain exposed to these liabilities until the indemnification periods expire under the agreements. In addition, we may be subject to other, unforeseen risks and liabilities in connection with the disposed businesses. Although our management has attempted to evaluate and assess the potential liabilities involved in these transactions, we cannot assure you that we have properly ascertained all of the risks.

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

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

In the past year, we have experienced changes in our senior management. The President of our company, who was also the head of our Emdeon Business Services segment, left in December 2005 and has not been replaced. We have also announced that we expect to experience further changes in our senior management, including expected changes in our Chief Executive Officer, who we expect to change positions within our company for health reasons, and in our Chief Financial Officer, who we announced would be leaving that position to take a position with Sage Software, which acquired our Emdeon Practice Services segment in September 2006. Changes in senior management and uncertainty regarding pending changes may disrupt the operations of our business and may impair our ability to recruit and retain needed personnel. Any such disruption or impairment may have an adverse affect on our business.

We face significant competition for our products and services

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid technological change.

•	Key competitors to Emdeon Business Services include: transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax; large information technology consulting service providers; and healthcare information system vendors (including physician practice management system, hospital information system and EMR system vendors), health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by healthcare providers and/or by their members and customers. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with those of Emdeon Business Services.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services. Since there are no substantial barriers to entry into the markets in which WebMD’s public portals participate, we expect that competitors will continue to enter these markets.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

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

Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers

A significant portion of ViPS’s revenue and a portion of the revenue of Emdeon Business Services and WebMD comes from customers that are governmental agencies. Government contracts and subcontracts may be subject to some or all of the following:

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

We have incurred losses and may incur losses in the future

We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $9.7 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 and 2007 are $70.1 million and $1.8 million, respectively.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex and WebMD are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Neither Porex nor WebMD have engaged in foreign currency hedging activities to date. Foreign currency translation gains were $1.0 million and $2.4 million, during the three and nine month periods ended September 30, 2006, respectively, and foreign currency translation gains (losses) were $0.0 million and $(2.7) million, during the three and nine months ended September 30, 2005. We believe that future exchange rate sensitivity related to Porex and WebMD will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures were effective as of September 30, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except for the continuing conversion by WHC to a new enterprise resource planning system, including new accounting software, no changes in Emdeon’s internal control over financial reporting, as defined in Exchange Act Rule 13(a)-15(f), occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting. During the third quarter of 2006, WHC continued the implementation of a new third party enterprise resource planning system which it began to implement earlier in 2006. As a result, certain business processes and accounting procedures of our WebMD segment have changed. These changes were made in accordance with WHC’s plan to implement separate systems from those of Emdeon and not in response to any identified deficiency or weakness in WHC’s or Emdeon’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

The risk factors contained in Part I, Item 2 of this Quarterly Report under the heading “Factors That May Affect Our Future Financial Condition or Results of Operations” are incorporated herein by this reference. Those risk factors have been substantially revised from the risk factors contained in our Annual Report on Form 10-K in order to reflect the sale of Emdeon Practice Services to Sage Software in September 2006 and other updates.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Emdeon during the three months ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

					Maximum Number
					(or Approximate
				Total Number	Dollar Value)
				of Shares	of Shares
				Purchased as	that May
				Part of	Yet Be
	Total Number of			Publicly Announced	Purchased Under
	Shares		Average Price	Plans or	the Plans or
Period	Purchased		Paid per Share	Programs	Programs

07/01/06 - 07/31/06	—		$0.00	—	$11,157,044
08/01/06 - 08/31/06	—		$0.00	—	$11,157,044
09/01/06 - 09/30/06	18,677	(1)	$11.87	—	$11,157,044

Total	18,677		$11.87	—	$11,157,044

(1)	Represents shares withheld from Emdeon Restricted Stock that vested during September 2006 in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon Common Stock on the date of vesting. For additional information, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 12, 2006, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class II directors to serve three year terms ending in 2009:

Paul A. Brooke	— votes FOR	229,668,700
	— votes withheld	36,308,904
James V. Manning	— votes FOR	260,908,863
	— votes withheld	4,468,741
Martin J. Wygod	— votes FOR	259,941,812
	— votes withheld	5,425,792

•	Proposal 2 — To approve an amendment to Emdeon’s 2000 Long-Term Incentive Plan to increase the number of shares reserved for issuance:

Votes FOR:	131,161,549
Votes AGAINST:	48,081,549
Abstentions:	819,471
Broker non-votes:	85,315,093

•	Proposal 3 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2006:

Votes FOR:	263,796,645
Votes AGAINST:	6,261,555
Abstentions:	319,404
Broker non-votes:	0

As a result, Messrs. Brooke, Manning and Wygod were each elected to serve a three year term ending in 2009 and Proposals 2 and 3 were each approved. For each Proposal, the totals include 10,638,297 votes cast FOR by the holder of our Convertible Redeemable Exchangeable Preferred Stock.

In addition to the directors elected at the Annual Meeting, our Board of Directors consists of: Mark J. Adler, M.D., Kevin Cameron and Herman Sarkowsky, whose terms expire in 2007; and Neil F. Dimick and Joseph E. Smith, whose terms expire in 2008.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emdeon Corporation

By:	/s/ Andrew C. Corbin
Andrew C. Corbin
Executive Vice President and
Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2006)
2.2		Merger Agreement, dated as of September 26, 2006, among the Registrant, EBS Holdco, Inc., EBS Master LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2.3		Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc., Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by WebMD Health Corp. on July 25, 2006)
3.1		Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing Its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 17, 2005)
3.3		Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10	.1*	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements**
10.2		Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)**
10.3		Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Annex E to WebMD Health Corp.’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)**
10.4		Letter Agreement, dated as of July 10, 2006, between the Registrant, Emdeon Practice Services, Inc. and Andrew C. Corbin (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 11. 2006)**
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant

*	Filed herewith.

**	Relates to executive compensation.

E-1