Form 10-K
period 2006-12-31
EMDEON CORP
filed 2007-03-01
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24975

Emdeon Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State of incorporation)	(I.R.S. employer identification no.)

669 River Drive, Center 2 Elmwood Park, New Jersey (Address of principal executive office)	07407-1361 (Zip code)

(201) 703-3400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,286,700,000 (based on the closing price of Emdeon Common Stock of $12.41 per share on that date, as reported on the Nasdaq National Market System and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 26, 2007, there were 169,494,250 shares of Emdeon Common Stock outstanding (including unvested shares of restricted Emdeon Common Stock issued under our equity compensation plans).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2007 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, CME Circle®, eMedicine®, MedicineNet®, Medscape®, MEDPOR®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Subimo®, Summex®, theheart.org®, The Little Blue Booktm and ViPSsm are among the trademarks of Emdeon Corporation or its subsidiaries.

dakota imagingtm, Emdeontm, Emdeon Business Servicestm, Envoy®, ExpressBill®, Healthpayers USA®, Medifax® and Medifax-EDI® are among the trademarks of Emdeon Business Services, LLC or its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, could also have material adverse effects on our future results.

The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that WebMD has determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual computer that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by WebMD’s tracking technology. Accordingly, with respect to such calendar month, once an individual computer accesses that Web site in The WebMD Health Network, that computer will generally be included in the total number of unique users or visitors for that month, regardless of the method by which such computer accesses that Web site (i.e., whether directed by an individual or by automated software programs). Similarly, with respect to any calendar month, a computer accessing a specific Web site in The WebMD Health Network may only be counted once as a single unique user or visitor regardless of the number of times such computer accesses that Web site or the number of individuals who may use such computer. However, if that computer accesses more than one site within The

WebMD Health Network during a calendar month, it will be counted once for each such site. A computer that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such computer has in the past accessed one or more of these Web sites. In addition, if a computer blocks WebMD’s tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits one of these Web sites.

•	A “page view” is a Web page that is sent to the browser of a computer upon a request made by such computer and received by a server in The WebMD Health Network. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the Web sites in The WebMD Health Network. Aggregate page views do not include page views from WebMD’s private portals.

Third-party services that measure usage of Internet sites may provide different usage statistics than those reported by WebMD’s internal tracking technology. These discrepancies may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third-party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon WebMD’s tracking technology.

PART I

Item 1.	Business

INTRODUCTION

Corporate Information

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

Overview of Our Businesses

WebMD.  WebMD, a publicly traded subsidiary of Emdeon, provides health information services for consumers, physicians, healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. WebMD’s operations include:

•	Public Online Portals. WebMD’s consumer health portals enable individuals to obtain detailed information on a particular disease or condition, locate physicians, store individual healthcare information, assess their personal health status, receive periodic e-newsletters and alerts on topics of individual interest, and participate in online communities with peers and experts. WebMD’s professional portals make it easier for physicians and healthcare professionals to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (or CME) credit and communicate with peers. WebMD’s network of public portals provides a means for advertisers and sponsors to reach, educate and inform large audiences of health-involved consumers and clinically active physicians. WebMD generates revenue by providing healthcare and consumer products companies with opportunities to reach its public portals audience through a variety of content sponsorship formats and advertising products. In addition, WebMD creates and distributes accredited online CME programs funded by grants from a variety of sponsors.

•	Private Online Portals. WebMD’s private portals provide a cost-effective platform for employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision support technology that helps them make more informed benefit, provider and treatment choices. WebMD also offers related services for the use of such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD’s private portals provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. WebMD generates revenues by licensing its private portals to employers and payers for use by their employees and members. WebMD’s private portals do not have any advertisements and do not generate revenue from advertising or sponsorship.

•	Publishing and Other Services. WebMD also provides complementary offline health content. WebMD’s offline publications include The Little Blue Book, a physician directory, ACP Medicine and ACS Surgery: Principles of Practice, its medical reference textbooks, and WebMD the Magazine, a consumer publication launched in early 2005 that WebMD distributes free of charge to physician office waiting rooms.

WebMD revenue was $253.9 million in 2006, $168.2 million in 2005 and $134.3 million in 2004.

In this Annual Report, we use the name WebMD to refer to the reporting segment of Emdeon that consists of the WebMD business and the name WHC to refer to WebMD Health Corp., the public company that owns the WebMD business. As of the date of this Annual Report, Emdeon owns 84.6% of the outstanding common stock of WHC and owns 96.5% of the combined voting power of WHC’s outstanding common stock. WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market.

ViPS.  Emdeon’s ViPS segment consists of a group of wholly owned subsidiaries of Emdeon. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS’ solutions and services help its clients improve patient outcomes, increase customer satisfaction and reduce costs.

•	Government Solutions Group. Through its Government Solutions Group, ViPS provides customized services and specialized project personnel to federal and state agencies, both as a prime contractor and as a subcontractor of other government contractors. ViPS’ consultants manage projects of various sizes, assess workflows, design complex database architecture, integrate third-party packages and perform data analysis and analytic reporting functions. ViPS’ contracts with the federal government are typically on a cost-plus fee structure.

•	Healthpayer Solutions Group. Through its HealthPayer Solutions Group, ViPS develops and markets software for commercial healthcare payers, including data warehouses and tools for medical management, physician performance measurement, HEDIS® (Health Plan Employer Data and Information Set) compliance reporting, healthcare fraud detection and financial management. ViPS receives license fees from its healthcare payer customers, typically based on the number of covered members, for use of its software and provides business and information technology consulting services to payer customers on a time-and-materials basis or a fixed-fee basis.

ViPS revenue was $98.9 million in 2006, $90.3 million in 2005 and $24.7 million in 2004 (from August 11, the date of acquisition, through December 31) .

Porex.  Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Our Porex customers include both end-users of our finished products, as well as manufacturers that include our components in their products. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 65 countries. Porex revenue was $85.7 million in 2006, $79.1 million in 2005 and $77.1 million in 2004. Emdeon’s Porex segment consists of a group of wholly owned subsidiaries of Emdeon.

Emdeon Business Services (EBS).  Emdeon owns 48% of EBS Master LLC, which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that, until the sale by Emdeon of a 52% interest in that business to an affiliate of General Atlantic LLC on November 16, 2006 (which we refer to as the EBS Sale), comprised the Emdeon Business Services segment of Emdeon. In this Annual Report, we use the name EBSCo to refer to EBS Master LLC and we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of Emdeon. For a description of the EBS Sale, see “Significant Corporate Transactions During 2006 — EBS Sale” below and Note 3 to the Consolidated Financial Statements included in this Annual Report.

EBS provides revenue cycle management solutions and electronic transaction services that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS’s provider customers include physicians, dentists, billing services, laboratories, pharmacies and hospitals. EBS’s payer customers include commercial health insurance companies, managed care organizations, Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, and pharmacy benefit management companies. In addition, EBS works with numerous medical and dental practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and EBSCo’s.

EBS generates revenues by selling its transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. EBS also generates revenue by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. In addition, EBS receives software license fees and software and hardware maintenance fees from healthcare payers who license its systems for converting paper claims into electronic ones. EBS segment revenue was $661.1 million in 2006 (through November 16, 2006), $689.3 million in 2005 and $682.1 million in 2004.

Significant Corporate Transactions During 2006

EPS Sale.  On August 8, 2006, we entered into a Stock Purchase Agreement for the sale of Emdeon Practice Services, Inc. (which, together with its subsidiaries comprised our Emdeon Practice Services, or EPS, segment) to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc. On September 14, 2006, we completed the transaction, which we refer to in this Annual Report as the EPS Sale. Pursuant to the Stock Purchase Agreement, we received net cash proceeds of approximately $532 million, which does not include $35 million being held in escrow as security for Emdeon’s indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, in each case subject to any paid or pending claims.

In connection with the EPS Sale, EPS entered into a new agreement with EBS and amended existing agreements with WebMD. Under the agreement with EBS, EBS will continue as the exclusive provider of electronic healthcare transaction services and patient statement services for EPS through 2013. Under the amended agreements with WebMD, EPS agreed to continue its relationship with WebMD to exclusively integrate WebMD’s personal health record with its clinical products, including its electronic medical record.

The historical financial information of EPS has been reclassified as discontinued operations in the Consolidated Financial Statements included in this Annual Report. For additional information regarding the EPS Sale, see Note 2 to those Consolidated Financial Statements.

EBS Sale.  As noted in “Overview of Our Businesses — Emdeon Business Services (EBS)” above, on November 16, 2006, we completed the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (we refer to that affiliate as General Atlantic below). The following is a description of the EBS Sale and our investment in EBSCo:

•	Financial Terms. We received cash proceeds of approximately $1.2 billion at closing, and received approximately $10.7 million subsequent to December 31, 2006 in connection with a preliminary working capital adjustment. The acquisition of EBS by EBSCo was financed with approximately $925 million in bank debt and an investment of approximately $320 million by General Atlantic. The bank debt is an obligation of Emdeon Business Services LLC and its subsidiaries and is guaranteed by EBSCo, but is not an obligation of or guaranteed by Emdeon or any of Emdeon’s subsidiaries.

•	Obligation to Change Our Name. Under the transaction agreements for the EBS Sale, EBSCo and its subsidiaries received our rights to the name “Emdeon” for use in their businesses. We have agreed to change the name of our company on or before May 16, 2007. Our ticker symbol will remain “HLTH.”

•	Relationship with WebMD. In connection with the EBS Sale, EBS agreed to continue its strategic relationships with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

•	Accounting Treatment. EBS is not treated as a discontinued operation in the Consolidated Financial Statements included in this Annual Report because we retained a significant ownership interest. Our 48% ownership interest in EBSCo is being accounted for under the equity method beginning on November 17, 2006, the day after the EBS Sale was completed. Accordingly, EBS is included in our 2006 consolidated financial results for 47 days in the fourth quarter of 2006 and for all prior periods. However, for the remaining 45 days of the fourth quarter of 2006, it is reflected in the line item “Equity in earnings of EBS Master LLC.”

•	Governance of EBSCo and Related Matters. EBSCo is managed by a Board of Directors initially comprised of six members, three of whom were designated by us and three of whom were designated by General Atlantic. We have appointed the following three individuals to serve as directors of EBSCo: Kevin M. Cameron, our Chief Executive Officer; James V. Manning, a member of our Board of Directors and Chairman of the Audit Committee of the Board; and Charles A. Mele, our Executive Vice President and General Counsel. The right to designate directors continues so long as the parties’ respective interests in EBSCo continue to exceed a certain threshold. Within two years from the closing date of the EBS Sale, such Board of Directors will be reconstituted to consist of seven members, up to two of whom may be appointed by us and up to two of whom may be appointed by General Atlantic (so long as the parties’ respective interests in EBSCo continue to exceed a certain threshold), and three of whom must be independent directors to be jointly designated by us and General Atlantic. Under the LLC Agreement, certain fundamental transactions and other matters involving EBSCo require the approval of us and of General Atlantic, so long as the parties’ respective interests in EBSCo continue to exceed a certain threshold. Following the second anniversary of the closing date of the EBS Sale, either Emdeon or General Atlantic may cause a sale of EBSCo, subject to a minimum required return for the other party in the case of a sale prior to the third anniversary of such closing date, and, at all times, subject to the other party’s right of first offer. The LLC Agreement contains other customary provisions regarding the management and operation of EBSCo and the rights and obligations of its members, including provisions relating to: registration rights, restrictions on transfer of interests in EBSCo, rights of first offer with respect to certain transfers of interests in EBSCo, drag-along and tag-along rights with respect to certain transfers of interests in EBSCo, preemptive rights and information rights.

For additional information regarding the EBS Sale, see Note 3 to those Consolidated Financial Statements.

Tender Offer.  On October 20, 2006, Emdeon commenced a tender offer to purchase shares of its common stock, contingent upon the closing of the EBS Sale. On December 4, 2006, the tender offer was completed and, as a result, we repurchased 129,234,164 shares of our Common Stock at a price of $12.00 per share for an aggregate price of approximately $1.55 billion, using proceeds from the EPS Sale and EBS Sale. The shares purchased in the tender offer represented approximately 45% of the outstanding shares of our Common Stock immediately prior to the tender offer.

Recent Developments

Redesign of WebMD.com and Launch of New Content Management System.  In February 2007, WebMD launched a redesigned version of WebMD.com that introduced an enhanced level of personalization, information and community interaction that enriches the user experience and further empowers users of the site to make more informed health decisions. WebMD has also made improvements to the search functions on WebMD.com that enable users to further refine their searches by treatment, prevention, symptom and related conditions so that they are provided with more relevant search results. Also, WebMD’s new content management system allows it to create sites that are easier to navigate and to integrate with various types of applications. The site redesign and WebMD’s new content management system are part of a series of improvements in the infrastructure WebMD uses to store, manage, develop and display content across The WebMD Health Network.

Reimbursement to WebMD for Use of Net Operating Loss Carryforwards.  Emdeon and WHC are parties to an Amended and Restated Tax Sharing Agreement. Under the Tax Sharing Agreement, Emdeon agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for net operating loss carryforwards attributable to WHC that were utilized by Emdeon as a result of the EPS Sale and the EBS Sale. On February 2, 2007, Emdeon and WHC executed a letter setting forth a procedure for Emdeon to make the required reimbursement based on an estimate of the expected amount of the reimbursement, subject to a later adjustment when the amount has been finally determined. As contemplated by the Tax Sharing Agreement and that letter, Emdeon transferred $140 million in cash to WHC on February 6, 2007.

Available Information

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

WebMD

Overview

WebMD is a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. The interactive online healthcare information, decision-support applications and communications services that WebMD provides:

•	enable consumers to obtain detailed information on a particular disease or condition, locate physicians, store individual healthcare information, assess their personal health status, receive periodic e-newsletters and alerts on topics of individual interest, and participate in online communities with peers and experts;

•	provide physicians and healthcare professionals with access to clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (or CME) credit and communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network consists of the public portals that WebMD owns, such as www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), WebMD’s primary public portal for physicians and other healthcare professionals, as well as third-party sites through which WebMD provides its branded health and wellness content, tools and services. The WebMD Health Network does not include its private portals for employers and health plans, which are described below. In 2006, The WebMD Health Network had an average of more than 31 million unique monthly users and generated over three billion aggregate page views.

WebMD.com and WebMD’s other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. WebMD’s content offerings for consumers include access to health and wellness news articles and features, and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from WebMD and WebMD’s other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of WebMD’s professional sites, including daily medical news, commentary, conference coverage, expert columns and CME activities, are written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff.

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

WebMD’s private portals enable employees and health plan members to make more informed benefit, treatment and provider decisions. WebMD provides a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from its employer or health plan clients and much of the content, decision-support technology and personal communication services that it makes available through its public portals. WebMD’s applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. WebMD also provides personalized telephonic health coaching through Summex, a company that it acquired in June 2006. WebMD markets its private portals and related services through both its direct sales force and through selected distributors.

WebMD generates revenue from private portals through the licensing of its products to employers and to health plans, either directly or through our distributors. In addition, WebMD generates revenue from sale of its health coaching services to employers and health plans. WebMD’s private portals do not generate revenue from advertising or sponsorship.

In addition to WebMD’s online presence, it publishes complementary offline health content. WebMD’s offline publications increase awareness of the WebMD brand among consumers, physicians and other healthcare professionals. These publications include The Little Blue Book, a physician directory, ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, and WebMD the Magazine, a consumer publication launched in early 2005 that WebMD distributes free of charge to physician office waiting rooms.

WebMD’s Public Portals: The WebMD Health Network

Introduction

WebMD’s content and services have made its public portals the leading online health destinations for consumers, physicians and other healthcare professionals. The WebMD Health Network consists of public portals owned by WebMD and third-party portals through which we provide our branded health and wellness content, tools and services.

Owned Web Sites.  Most of the traffic to and utilization of The WebMD Health Network is derived from Web sites that WebMD owns and operates. During 2006, sites WebMD owns accounted for approximately 89% of The WebMD Health Network’s unique users and 93% of the page views. The following provides a brief description of each of WebMD’s owned public portals:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers that is written and edited by practicing physicians, including an online medical dictionary with more than 16,000 medical terms.
www.rxlist.com	An online drug directory with over 1,500 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site containing articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaidwebmd.com.
Professional Portal Site
www.medscape.com	WebMD’s flagship Web site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.medgenmed.com	The world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.
www.medsite.com	A site for physicians where they can access CME programs and manage their sponsored events.

Other Sites.  The third party portals that WebMD supports include AOL Health with WebMD, the health channels of other AOL properties, the online FoxNews Health Channel with WebMD, Psychologytoday.com and HealthBoards.com. During 2006, third-party Web sites included in The WebMD Health Network accounted for approximately 7% of The WebMD Health Network’s page views. WebMD sells the advertising and programs content on the portions of the third-party Web sites that it supports.

Acquisitions Included in the Public Portals in 2006

Medsite.  In September 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite Inc. (which we refer to as Medsite). Medsite provides educational programs to physicians, as well as e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. Through WebMD’s acquisition of Medsite, it is now able to provide its pharmaceutical and medical device customers with an expanded set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. We believe that, in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

eMedicine.  On January 17, 2006, WebMD acquired eMedicine.com, Inc. (which we refer to as eMedicine), an online publisher of medical reference information for physicians and other healthcare professionals. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on over 6,500 diseases and disorders. eMedicine’s consumer site, www.eMedicineHealth.com, contains articles written by physicians for consumers.

Consumer Portals in The WebMD Health Network

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content.

Overview of Content and Service Offerings.  WebMD’s goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide their users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&A’s and encyclopedic references. WebMD’s 90-person in-house staff, which includes professional writers, editors, designers and board-certified staff physicians, creates content for The WebMD Health Network.  WebMD’s in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on WebMD editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. WebMD offers searchable access to the full content of its Web sites, including licensed content and reference-based content.

Decision-Support Services.  WebMD’s decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis. The following provides a brief description of some of WebMD’s decision support applications:

Feature	Description

Personalized Self Assessment	Clinical, algorithm-based self assessments for major conditions yielding personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a doctor report to share with the user’s physician.
Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with physical symptoms, gender and age. The Symptom Checker was created by an experienced group of WebMD physicians trained in the development of clinical decision support applications.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A — Z glossary of terms.
Health-E-Tools	Provides access to over 80 interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
WebMD® Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	WebMD Health Manager is a free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health as well as 15 condition-specific assessments, doctor reports, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

Membership; Online Communities.  WebMD also provide interactive communication services to its registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. WebMD’s online communities allow its members to participate in real-time discussions in chat rooms or on message boards, and allow them to share experiences and exchange information with other members who share common health conditions or concerns.

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with a similar health condition or concern. Community Centers, which may include blogs, moderated message boards and posted member columns, are featured in each of the more than 60 WebMD Health Centers and connect to over 140 expert-led and peer-to-peer message boards.
e-Newsletters	Allows consumers to receive personalized e-mail newsletters on general health-related subjects and topics targeted to their particular health concerns. In 2006, WebMD offered newsletters, clinical alerts and e-mail reports covering approximately 30 topic areas, and delivered to approximately 4 million registered members.
Expert Blogs	Expert physicians and patients alike chronicle their experiences with one another in these online “journals.”
“Ask an Expert”	A forum within which users can post their health questions for experts. Provides over five new events each week and contains an archive of approximately 800 transcripts.

There are no membership fees and no general usage charges for WebMD’s consumer portals. However, WebMD does offer a limited number of consumer paid subscription services in the areas of diet and fertility.

  Professional Portals in The WebMD Health Network

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that WebMD’s professional portals, which include Medscape from WebMD, theheart.org, eMedicine and now Medsite, which we acquired in September 2006, as further described below, reach more physicians than any other network professional Web sites. We believe WebMD is well positioned to increase usage by existing and new members because it offers physicians and other healthcare professionals a broad range of current clinical information and resources across more than 30 medical specialties. We believe that Medscape from WebMD and WebMD’s other professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

WebMD generates revenue from its professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portal do not pay any fees to WebMD for the right to access any of its services.

Medscape from WebMD.  Medscape enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	CME activities; and

•	full-text medical journal articles and drug and medical literature databases.

Medscape’s original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by WebMD’s in-house editorial staff. WebMD regularly produces in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. WebMD also provides access to wire service stories and other news-related content and CME programs. WebMD develops the majority of our content internally and supplements with third-party content in areas such as drug information and full-text journal articles.

WebMD also publishes an original electronic-only journal, Medscape General Medicine (which we refer to as MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. MedGenMed, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. Visitors to www.medgenmed.com also can access MedGenMed’s innovative Webcast Video Editorials as well as specialty content sections.

thehealth.org.  One of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Medsite.  Medsite offers educational programs to physicians, as further described below, event recruitment and e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery.

Membership.  Users must register to access the content and features of WebMD’s professional portals. Registration by users enables WebMD to deliver targeted medical content based on such users’ registration profiles. Medscape from WebMD is organized by specialty and profession, and includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. WebMD offers more than 30 specialty areas for its users. There are no membership fees and no general usage charges for WebMD’s professional portals. Medscape members receive MedPulse®, WebMD’s weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  WebMD, through Medscape and its other physician portals, is the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. These CME programs include both original programs and third-party programs that WebMD distributes on its professional sites. In addition, Medscape’s CME Live offerings provide real-time Webcasts of CME programs on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. In 2006, over 2 million continuing education programs (a majority of which were physician CME) were completed by physicians and other healthcare professionals on Medscape, an increase of 61% over 2005.

WebMD believes that it has organized the operations of its professional portals to provide for appropriate separation of its education and promotion programs. WebMD’s educational activities for healthcare professionals are managed by Medscape, LLC, its professional education subsidiary, including the activities of the CME units of Conceptis and Medsite. Individuals who work on educational matters are not involved with promotional programs.

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME. In addition, some of WebMD’s programs have been produced in collaboration with other ACCME-accredited CME providers. Medscape received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for the maximum six-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. We believe that WebMD has modified its procedures as appropriate to meet the revised standards. In order for Medscape to renew its accreditation at the end of July 2010, it will be required to demonstrate to ACCME that it continues to meet ACCME requirements. For more information, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion.”

Advertising and Sponsorship

WebMD believes that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either WebMD’s entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of WebMD’s advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 800 branded or sponsored programs for its customers during 2006, approximately 570 such programs during 2005 and approximately 380 such programs during 2004.

WebMD’s public portals provides advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. WebMD works with its advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. WebMD’s public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided , based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, WebMD’s contracts often include guarantees with respect to the number of users that visit the client sponsored-area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites. To a much lesser extent, WebMD also sells advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An” impression” is a single instance of an ad appearing on a Web page. WebMD’s private portals do not generate revenue from advertising or sponsorship. See “— Private Portals” below.

WebMD provides healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	the network displayed over three billion pages of healthcare information to users visiting its sites in 2006, which we believe is a much larger number of pages than was published by any other sponsor supported health-oriented Web portal;

•	WebMD’s ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	WebMD’s ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities for physicians and other healthcare professionals.

WebMD creates and distributes CME and other educational programs sponsored by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which WebMD receives funding:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third-party CME activities, including symposia, monographs and CD-ROMs, which WebMD distributes online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentation by experts.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of content relating to conditions such as congestive heart failure or breast cancer. These centers include news, expert columns, guidelines and reference material.

Sales and Marketing

WebMD’s sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on WebMD’s public portals and in some of WebMD’s publications. These individuals work closely with clients and potential clients to develop innovative means of bringing their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

Private Portals

Introduction.  In response to increasing healthcare costs, employers and health plans have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs include high deductible health plans that increase consumer responsibility for healthcare costs and healthcare decision-making. These are often referred to as consumer-directed health plans. Consumer-directed health plans generally combine high deductible health insurance with a tax-preferred cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to put employees in control of the first dollars they spend on healthcare each year and give them pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

In connection with the shift to employees of a greater portion of decision-making and responsibility for healthcare costs, employers and health plans generally also make available health and benefits information and decision-support tools to educate and help their employees make informed decisions about treatment options, health risks and healthcare providers. We believe that WebMD’s Health and Benefits Manager private portals provide the tools and information employees and plan members need to take a more active role in managing their healthcare. WebMD’s cost-effective, online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. As part of this increase in the use of information technology in healthcare, employees and plan members, and employers and plans have recognized that the creation of the personal health record for an employee or plan member is an important application in centralizing the individual’s experience, and allowing the individual to store, manage and access important health information to facilitate improved quality and lower cost of care. By making the needed information and decision-support tools available through a convenient and easy-to-use online service, employers and payers can help their employees and members make choices that reduce both administrative and healthcare costs. We believe that WebMD’s Health and Benefits Manager tools, including its personal health record application, are well positioned to play a role in such efforts. A 2005 study commissioned by the Blue Cross and Blue Shield Association and conducted by the RAND Corporation concluded that Web-based treatment decision-support tools can play an important role in assisting in consumer treatment decisions to foster improved outcomes. For example, RAND cited studies that showed consumers who use decision-support tools are less likely to choose elective surgery in favor of less invasive procedures and are more likely to get preventive care.

For the reasons described above, we believe that the increased shift to employees of a greater share of decision-making and responsibility for healthcare costs, including increased enrollment in high deductible consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of WebMD’s private portals during the next several years. In addition, as described in more detail below, we believe that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles, and an increase in appropriate utilization of third-party services like disease management or pharmacy benefit management.

Membership for each of our private portals is limited to the employees (and their dependants) and the members of the respective employer and health plan clients. Each member must initially register on the private portal provided to them, at which point they are given a unique user identification name and passcode that they must utilize to achieve a secure sign-on each time they enter the private portal.

The WebMD Health and Benefits Manager.  WebMD provide proprietary health and benefit management services through private online portals that we host for employers and health plan sponsors. WebMD’s Health and Benefits Manager private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from WebMD’s employer or health plan client, with much of the content, decision-support technology and personal communication services we make available through WebMD’s public portals. WebMD’s applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. WebMD also offers a software platform that allows it to integrate third-party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables the employee or member to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The components of the WebMD Health and Benefits Manager include:

•	WebMD Personal Health Manager. WebMD Personal Health Manager includes health risk assessment tools, an electronic personal health record and a suite of treatment decision-support applications. These services enable employees and plan members to assess their overall health risks, understand their risks with regard to specific conditions and store this information as well as other medical data, including medication and treatment history, in an electronic health record. WebMD’s services enable employees and plan members to receive targeted information, programs or messages specific to the individual employee’s or plan member’s needs, based upon the information they store in their master profile.

•	WebMD Benefit Manager. WebMD Benefit Manager is a set of benefit decision-support applications that explain and provide comparisons of health plan benefit choices, facilitating informed selection and use of the employee’s benefit options. For example, CostCompare allows an employee to forecast and model individual premium and out-of-pocket costs for the different types of benefit programs the plan sponsor may offer. A newly developed product, The Cost Estimator, will provide a resource for consumers to estimate the total treatment costs of over 300 procedures, interventions or tests.

•	WebMD Provider Decision-Support. As a result of our acquisitions of HealthShare Technology, Inc. in March 2005 and Subimo, LLC in December 2006, WebMD offers as either part of our platform or as point solutions, tools that enable employees and health plan members to compare relative cost and quality measures of hospitals in order to select the hospital they believe is most suited to their individual needs. These comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, average number of days patients stayed in hospitals and average hospital treatment charges. The WebMD Provider Decision-Support tools also assist employees and members in selecting insurance coverage, tax preferred accounts funding, drugs and physicians.

•	WebMD Integration Services. WebMD offers a set of sophisticated integration services that facilitates access from the WebMD Health and Benefits Manager to third-party Web sites. This functionality allows employers and health plans to present their benefit programs within a single, unified interface, enabling end-users to access third-party Web sites without leaving our secure portals. Users of WebMD’s application integration services are able to, among other things, view medical claims at their health plan sites, re-order medication from a pharmacy site and import medical, pharmacy and lab claims data. In addition, WebMD’s Data Interchange services import data from medical, pharmacy and lab claims information into the WebMD Health and Benefits Manager enhancing our benefit decision support capabilities.

•	WebMD Site Manager. WebMD Site Manager is an online service and administrative suite of applications that enables WebMD’s clients to manage many of the WebMD Health and Benefits Manager functions locally without assistance from WebMD staff. With Site Manager, employers and health plans are able to analyze aggregate health data, address population health risks more effectively and proactively implement preventive programs. Site Manager’s messaging capabilities also allow employers to streamline their communication with their employees.

We believe that WebMD’s services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their unique populations.

In addition, we believe that WebMD’s services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes through more informed choice of providers and treatment choices; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Personal Health Record Study for CMS.  Our ViPS segment, as prime contractor, partnered with WebMD during 2006 on a study for The Centers for Medicare and Medicaid Services (CMS) testing the feasibility of using Medicare data within personal health records. The study focused on such critical factors as how to populate and test the viability of personal health records with Medicare fee-for-service eligibility and claims data. As future opportunities arise in this critical area of consumer-driven healthcare, we believe that WebMD’s experience in deployment of a personal health record, together with ViPS’ expertise in healthcare data management, positions them well to compete for additional related projects.

Relationships with Private Portal Licensees

WebMD generates revenue from its private portals through licensing content and technology to employers and to health plans either directly or through our distributors. Companies utilizing WebMD’s private portal applications include: employers, such as American Airlines, Inc., Microsoft Corporation, PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronics, and EMC Corporation; and health plans, such as Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Pacific Source Health Plans, Cigna, Empire Blue Cross and Blue Shield and Horizon Blue Cross and Blue Shield. In addition, WebMD has entered into a multi-year agreement to license its online health and benefits platform to Wellpoint, Inc., the largest publicly traded commercial health and benefits company in terms of membership. Under this agreement, Wellpoint is integrating our private portal services into its member portals.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating our private portal platform, the number of private portal tools and applications, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license. WebMD’s private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

Relationship with Fidelity Human Resources Services Company LLC

In February 2004, WebMD entered into a relationship with Fidelity Human Resources Services Company LLC, or FHRS, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FHRS serves as a distributor of WebMD’s private portal services, and in connection therewith, FHRS integrates WebMD’s products with FHRS’s products to offer employer customers of FHRS an integrated solution through FHRS’s NetBenefits® Web site. FHRS’s integrated solutions provide employees with employer-provided health plan information and WebMD’s personal health management tools allow employees to access a personalized view of their healthcare options so that they can make more informed healthcare decisions.

In May 2006, WebMD expanded its agreement with FHRS to integrate WebMD’s online healthcare cost planning tools with FHRS’s 401(k) savings, pension and retirement accounts.

Pursuant to the agreement, WebMD has agreed to cooperate in marketing and selling to clients that are purchasing FHRS’s health and welfare benefits outsourcing services. For those clients, the NetBenefits site is marketed as the preferred delivery mechanism for the WebMD private portal applications. However, a client always retains the right to contract directly with WebMD, and WebMD is permitted to provide its services directly to a client if a client so requests. Under WebMD’s agreement with FHRS, FHRS has retained the right to terminate the distribution of the WebMD private portal tools to an individual client at any time.

The May 2006 amendment also amended the initial term of the agreement through August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which had beneficial ownership of approximately 10.8% of WebMD’s Class A Common Stock at December 31, 2006, and approximately 13.0% of Emdeon’s common stock at December 31, 2006.

Acquisitions Included in Our Private Portals in 2006

Summex.  On June 13, 2006, WebMD acquired Summex Corporation, a leading provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex services complement the online health and benefits platforms that WebMD provides to employers and health plans. Health coaches work one-on-one with employees and plan members to motivate participants to better manage their health conditions, practice prevention, pursue health conscious lifestyles, actively seek health and wellness knowledge and understand the financial and health impact of their lifestyle decisions.

Subimo.  On December 15, 2006, WebMD acquired Subimo, LLC, a leading provider of online healthcare decision support applications to employers, health plans and financial institutions. As a result, WebMD now offers stand-alone modules, or point solutions, with limited cross-product integration, which allows for easier and faster implementations and lower costs to WebMD’s customers.

Sales and Marketing

WebMD markets its private online portals to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FHRS. See “— Relationship with Fidelity Human Resources Services Company LLC” above for more information regarding WebMD’s relationship with FHRS.

Technological Infrastructure

WebMD’s Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. WebMD uses customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. WebMD uses ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. WebMD also uses specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through WebMD’s public Web sites. WebMD has invested and intends to continue to invest in software and systems that allow it to meet the demands of its users and sponsors.

Continued development of WebMD’s technological infrastructure is critical to its success. WebMD’s development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications for use across all of WebMD’s portals. The goal of WebMD’s current and planned investments is to further develop its content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for healthcare advertisers, employers, payers, and other sponsors.

User Privacy and Trust

General.  WebMD has adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with its users. Some of those policies are described below. In addition, WebMD participates in the following external, independent verification programs:

•	URAC. WebMD was awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and the private portal deployment of WebMD Personal Health Manager for compliance with its more than 45 quality and ethics standards.

•	TRUSTe. WebMD is a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts, sponsored by TRUSTe, ranked WebMD among the ten most trusted companies in America for privacy based on the WebMD.com site and WebMD Personal Health Manager.

•	Health on the Net Foundation. The WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

Privacy Policies.  WebMD understands how important the privacy of personal information is to its users. WebMD’s Privacy Policies are posted on its Web sites and inform users regarding the information WebMD collect about them and about their use of WebMD’s portals and services. WebMD’s Privacy Policies also explain the choices users have about how their personal information is used and how WebMD protects that information.

Advertising and Promotion Policies.  WebMD has sole discretion for determining the types of advertising that it accepts on its Web sites. All advertisements, sponsorships and promotions that appear on WebMD’s Web sites must comply with its advertising and promotions policies. WebMD does not accept advertising that it has reason to believe is not factually accurate or is not in good taste. WebMD also recognizes and maintains a distinct separation between advertising content that appears on its Web sites and editorial content that it publishes. WebMD believes that it takes appropriate steps to ensure that its users can easily distinguish between sponsored content and news reporting and other editorial content.

Publishing and Other Services

WebMD’s online publications for consumers, physicians and other healthcare professionals include:

The Little Blue Book.  The Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. WebMD also uses the information used to produce The Little Blue Book to generate both online and offline directory and information products.

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

WebMD the Magazine.  WebMD launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of prescribing physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend the reach of their advertising and to deliver their message when consumers are actively engaged in the healthcare process, and allows WebMD to extend its brand into offline channels and attract incremental advertising dollars.

WebMD markets The Little Blue Book directly through WebMD Health sales persons, and markets WebMD the Magazine through a team of third-party marketers.

Competition

The markets that WebMD participates in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of WebMD’s competitors have greater financial, technical, marketing and other resources than it does and some are better known than it is. We cannot provide assurance that WebMD will be able to compete successfully against these organizations. WebMD also competes, in some cases, with joint ventures or other alliances formed by two or more of its competitors or by its competitors with other third parties.

Public Portals

WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD’s public portals compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include the health sub-channels of general purpose consumer Web sites, including yahoohealth.com, msnhealth.com, abouthealth.com and iVillage.com that provide general purpose consumer online services and portals and other high traffic Web sites that include both healthcare-related and non-healthcare-related content and services. Our competitors also include numerous smaller, more specialized providers of online services, tools and applications for healthcare consumers. Competitors that provide services, tools and applications to physicians include merkmedicus.com, uptodate.com and mdconsult.com. Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services and the in-house detailing efforts of WebMD’s clients; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov, AHA.org, and ACS.org.

Since there are no substantial barriers to entry into the markets in which WebMD’s public portals participate, we expect that additional competitors will continue to enter these markets.

Private Portals

WebMD’s private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. WebMD’s competitors in this market include:

•	providers of decision-support tools, such as Hewitt Associates LLP;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, Staywell Productions/MediMedia USA, Inc. and Matria Healthcare;

•	suppliers of online and offline health management applications, including HealthMedia, Health A-Z, a United Healthcare company, A.D.A.M Inc., Consumer Health Interactive and Harris HealthTrends (which is owned by Healthways, Inc.); and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications

WebMD’s offline publications compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than WebMD’s have.

VIPS

Overview

ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS’ solutions and services help its clients improve patient outcomes, increase customer satisfaction and reduce costs. ViPS’ two major business units are its Government Solutions Group and its Healthpayer Solutions Group, each of which is described below.

Government Solutions

ViPS’ Government Solutions Group provides technology services and project personnel to federal and state agencies, such as the Centers for Medicare and Medicaid Services (CMS), as well as to key information services contractors and business system integrators for those agencies. ViPS’ personnel provide systems support for data warehousing, claims processing, decision support, and fraud detection. In addition, ViPS’ consultants assess workflow, design complex database architectures, and perform data analysis and analytic reporting functions for agencies and contractors in the public sector. For CMS, ViPS’ products and services support Medicare Part A, Part B, Durable Medical Equipment and Part D. Significant projects include:

•	ViPS Medicare System (VMS): This CMS system is used by the four Durable Medical Equipment Medicare Administrative Contractors to manage and process all claims for durable medical equipment, prosthetics, orthotics and supplies across the nation. ViPS was awarded this task order under the Professional Information Technology Services (PITS) contract vehicle.

•	Personal Health Record (PHR): This CMS study tested the feasibility of Medicare data and its use within PHRs. As prime contractor, ViPS partnered with WebMD on the study. It focused on such critical factors as how to populate and test the viability of personal health records with Medicare fee-for-service eligibility and claims data. As future opportunities arise in this critical area of consumer-driven healthcare, we believe ViPS’ expertise in healthcare data management positions it well to compete for additional related projects.

ViPS plays a key role in the Part D drug program and other initiatives in the Medicare Prescription Drug Improvement and Modernization Act (MMA). MMA, signed into law in December 2003, is the most significant change to Medicare since the program’s founding in 1965. The new Medicare prescription drug benefit gives beneficiaries access to coverage under prescription drug insurance policies. ViPS is engaged as a prime contractor or subcontractor on several projects relating to the MMA, including the following:

•	Retiree Drug Subsidy (RDS) Provisions of the MMA. Under the MMA, employers are eligible for a financial subsidy from Medicare if they keep retiree beneficiaries on their prescription drug plan rather than have them move to the new Medicare prescription drug benefit. ViPS, acting as the prime contractor to the government, has engaged Group Health Incorporated (GHI), Pinnacle Business Solutions and Northrop Grumman Corporation as subcontractors to engage in systems development for this project, as well as processing enrollment applications and payment requests, issuing payments and remittance advices to eligible employers, providing a call center, conducting outreach activities, performing fraud analysis and offering related training.

•	Drug Data Processing System. As the prime contractor on this project, ViPS is responsible for developing a system to receive, validate and store Medicare prescription drug event data related to the new Medicare prescription drug benefit. The resulting drug data warehouse is used to analyze program performance and perform payment reconciliation. The scope of ViPS’ work was expanded in July 2005 to include development of a parallel solution using Teradata technology as the core platform for future CMS data warehouse solutions.

•	Customer Support for Medicare Modernization (CSMM). Under the CSMM project, ViPS is responsible for helping the various Part D Plans interface with CMS to provide the new Medicare prescription drug benefit. These activities include facilitating data center connectivity and access privileges, facilitating testing between the Plans and CMS and supporting a wide variety of ad hoc reporting for CMS. ViPS established the CSMM Technical Help Desk and an informational web site. This has been identified by CMS as a critical initiative for the Part D program. CMS has continued to extend the role of this Help Desk and in January 2007 approved an expanded task order for ViPS to provide Help Desk resources for support to the Enterprise Data Centers.

•	Centralized Medicare Beneficiary Eligibility Transaction System. This system gives healthcare providers and other submitters, network service providers and clearinghouses access to Medicare beneficiary eligibility information. As the prime contractor, ViPS is providing overall program management and conducting independent testing of the systems and subcontracting with EBS for help desk support and Northrop Grumman Corporation for IT security.

•	Medicare Beneficiary Database Suite of Systems. This system consists of a centralized repository for Medicare beneficiary entitlement, eligibility and demographic data that is critical to a host of dependent systems supporting the Medicare programs including the new Medicare prescription drug benefit. ViPS, working as a subcontractor to Northrop Grumman, designed, developed and continues to support this system.

•	Coordination of Benefits (COB). COB, as a key CMS function, includes an expanded scope to collect Part D COB data. The COB contract established, as a centralized operation under a single contractor, the performance of all activities that support the collection, management and reporting of other insurance coverage of Medicare beneficiaries. ViPS, as a subcontractor to Group Health Incorporated (GHI), developed, implemented and currently maintains the multiple subsystems that collectively are responsible for processing these COB functions.

•	National Provider Identifier (NPI) Crosswalk System. Prior to the implementation of the NPI, providers used any number of identifiers to submit claims, including identifiers for Part A, Part B and Durable Medical Equipment Resource Center systems, as well as identifiers for the National Council for Prescription Drug Programs and Unique Physician Identification Number, or UPIN. With CMS’ NPI initiative, these multiple identifiers were replaced with a single identifier, and healthcare providers are in the process of beginning to submit claims using their NPI rather than their legacy identifiers. In order to support the transition to NPIs, CMS required a system to map the legacy provider identifiers to the single NPI identifier. ViPS, partnered with Maricom Systems Incorporated, designed and implemented the mapping system and continues to support the NPI Crosswalk system. For additional information regarding implementation of the NPI, see “Government Regulation — Health Insurance Portability and Accountability Act of 1996 — NPI Standard.”

•	Medicare Secondary Payer Recovery Contractor (MSPRC). The MSPRC contract established, as a centralized operation under a single contractor, the performance of all Medicare secondary payer, or MSP, recovery activities. ViPS, as the technical partner to Chickasaw Nation Industries, currently maintains the multiple subsystems that collectively are responsible for processing the MSP recovery functions.

We believe ViPS is well-positioned to play a key role in the implementation of the MMA and to compete for additional related projects. However, ViPS faces significant competition in pursing these opportunities and there can be no assurance that existing projects will be renewed or that ViPS will be chosen for new projects. See “—Competition — Government Solutions” below.

HealthPayer Solutions

ViPS’ HealthPayer Solutions Group develops and markets software, data warehouses and tools for medical management, HEDIS® compliance reporting, physician performance measurement, healthcare fraud detection and financial management, as well as components of proprietary data warehouse products, such as ViPS’ MCSource data model. Its products include:

•	MCSourcetm. MCSource is a medical management decision support system that consists of an integrated suite of analytical and Web-based applications designed to give health plans the ability to address critical issues such as medical cost and utilization, provider profiling, disease management, program evaluation, quality improvement and medical review. MCSource’s foundation is a data warehouse that can store all types of administrative healthcare information. MCSource is designed to support the complexities and usage volumes of large, information-driven health plans and has been deployed to more than 20 customers, including the Blue Cross Blue Shield Federal Employee Program (FEP), where it is used to manage a data warehouse covering approximately four million lives and five years of member data.

•	MedMeasurestm. HEDIS® (Health Plan Employer Data and Information Set) is a set of standardized measures, updated annually, that are used by managed healthcare plans to measure, among other things, quality of care and service. MedMeasures is a business intelligence application that supports HEDIS compliance reporting for health plans that use HEDIS results to make improvements in their quality of care and service. Employers, consultants and consumers may use HEDIS data, along with other accreditation information, to help them select a health plan.

•	PrismMDtm. PrismMD is a business intelligence application with advanced capabilities and rich functionality for physician performance measurement that reports quality and efficiency metrics to support health plan administrators in managing multiple incentive programs. PrismMD also includes a sophisticated notification system to deliver feedback to physicians and health plan medical directors about physician practice, empowering them to make informed care decisions.

•	STARSentineltm. STARSentinel is an early-warning detection business intelligence application that looks at health plan data and evaluates claims against providers’ claims histories, specialty profiles and common, documented fraud schemes. By calling early attention to questionable patterns, STARSentinel helps prioritize cases and helps health plans use their resources efficiently.

ViPS HealthPayer Solutions has also extended its traditional product and service line to include care analytics and components of proprietary data warehouse products, such as ViPS’ MCSource data model and related software tools and consulting services. In 2005, the Blue Cross Blue Shield Association, or BCBSA, selected ViPS, in partnership with Computer Sciences Corporation, to design, develop and implement Blue Health Intelligence®, or BHI, a multi-plan data warehouse based on ViPS’ proprietary MCSource data model. BHI will let participating Blue Cross Blue Shield Plans capture and access clinical data derived from patient care to enhance best practices, reduce costs and improve patient safety. Initially, ViPS expects the warehouse to store clinical records for 20 participating plans and approximately 79 million people. Expandable to house records for 100 million people, we believe this would be one of the largest data warehouses in the U.S. healthcare market.

Competition

Government Solutions

Competition to provide information technology services to CMS has, historically, come through a competitive bid contracting vehicle called Professional Information Technology Services (PITS). ViPS’ primary competitors are those companies that have won the right to vie for CMS contracts under the PITS contracting vehicle and include the following: Northrop Grumman Corporation; Computer Services Corporation; CGI Group, Inc./CGI-AMS; Raytheon Company; SRA International, Inc.; Accenture; and Electronic Data Systems, or EDS.

ViPS is currently in the process of responding to a Request for Proposals issued by CMS for a new indefinite delivery/indefinite quantity or IDIQ, performance-based-contracting vehicle named Enterprise Systems Development, or ESD, under which ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next ten (10) years. Accordingly, there will be fewer companies awarded prime contracts, and those that are selected are likely to receive broader contracts than those made under the PITS contracting vehicle. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced.

In recent years, CMS has been required to increase the amount of business it does with small businesses. This trend is expected to continue and may decrease the amount of business that CMS does with ViPS.

HealthPayer Solutions

Key competitors to ViPS’ HealthPayer Solutions Group include: Ingenix, a wholly owned subsidiary of UnitedHealth Group; Milliman; McKesson Corporation; and Thomson Corporation/MedStat. ViPS seeks to differentiate its commercial products based on their degree of product interoperability and functionality.

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

In 2006, Porex derived approximately 50.5% of its revenues from the United States, approximately 34.2% from Europe, approximately 11.5% from Asia and approximately 3.8% from Canada and Latin America. In 2005, Porex derived approximately 52.2% of its revenues from the United States, approximately 33.2% from Europe, approximately 10.7% from Asia and approximately 3.9% from Canada and Latin America.

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

Markets for Our Porous Plastic Products.  Our porous plastic products are used in healthcare, consumer and industrial applications, including the following:

•	Healthcare Products. We manufacture a variety of porous plastic components for the healthcare industry that are incorporated into the products of other manufacturers. These components are used to vent or diffuse gases or fluids and are used as membrane supports, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices.

•	Surgical Products. We also use proprietary porous plastic technology to produce MEDPOR® Biomaterial implantable products for use in reconstructive and aesthetic surgery of the head and face. These permanent implants, which are composed of biocompatible porous high-density plastics, are biomaterial alternatives for replacement or augmentation of bone and cartilage. Their unique porous structure allows for rapid in-growth of the patient’s tissue and capillary blood vessels. Since the initial product introduction in 1985, we have continued to introduce new shapes and sizes of MEDPOR products to meet surgeons’ needs.

•	Consumer Products. Our porous plastics are used in a variety of office and home products. These products include writing instrument tips, or nibs, which we supply to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Our porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. We also produce a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. We manufacture a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components.

•	Operating Room Products. We also produce two product lines for the operating room supplies market: surgical markers and surgical drainage systems.

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

Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex does. In addition, some of Porex’s competitors may have their manufacturing facilities located in, or may move them to, countries where manufacturing costs, including but not limited to labor and utility costs, are lower than those in the countries where Porex’s facilities are located or may have other cost advantages not available to Porex. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products and services they provide or may provide in the future.

Emdeon Business Services

Introduction

To ensure timely reimbursement and comply with managed care requirements, healthcare providers must interact effectively with healthcare payers from the first point of patient contact until final payment has been received. For healthcare payers, the administrative costs of supporting patient medical encounters include eligibility and benefit information distribution, intake of paper and electronic claims, claim adjudication, payment and explanation of benefits (or EOB) distribution, as well as a wide variety of member and provider service and communication activities. EBS provides revenue cycle management solutions and electronic transaction services that help automate these processes.

Description of Services and Customer Relationships

EBS’s revenue cycle management solutions and electronic transaction services automate data exchange between healthcare providers and payers throughout the healthcare reimbursement cycle:

•	beginning with patient insurance eligibility and benefit verification,

•	continuing through the claim submission process and tracking the status of the claim,

•	followed by electronic remittance distribution and payment posting, and

•	concluding with balance billing the patient for non-covered charges.

EBS’s services for payers also include: conversion of paper claims to electronic ones and related document management services; and paid claims communications services, including print-and-mail services for the distribution of checks, remittance advice and EOBs. EBS’s services for providers also include print-and-mail services for patient billing statements, as well as related payment and communications services. In addition, EBS provides electronic clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. EBS is focused on continuing to increase the percentage of healthcare transactions that are handled electronically and on providing enhanced capabilities and additional solutions that can be used by payers and providers to automate the entire reimbursement process.

EBS’s healthcare provider customers include physician offices, dental offices, billing services, national laboratories, pharmacies and hospitals. EBS’s healthcare payer customers include Medicare and Medicaid agencies, Blue Cross and Blue Shield organizations, pharmacy benefit management companies, commercial health insurance companies, third party administrators, preferred provider organizations and managed care companies. Customers access EBS’s transaction services through the Internet, through dedicated high speed communications lines and by modem over standard telephone lines. Transactions received from providers are validated for proper format and content and then translated in accordance with payer specifications before being submitted to the payer’s system. This validation and translation increases the likelihood that provider transactions will be successfully processed by the payer’s system, leading to gains in efficiency and improved cash flows for providers. Healthcare providers access EBS’s transaction services both directly and through their relationships with integrated delivery networks, clinics, physician, dental and pharmacy practice management system vendors, hospital information management system vendors, and retail pharmacy chains. Providers initiate transactions using EBS’s proprietary transaction management applications, their practice management systems or other computer systems or networks.

EBS generates revenues by selling its transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Transaction fees vary according to the type of transaction and other factors, such as volume level commitments. EBS may also charge one-time implementation fees to providers and payers. EBS also generates revenue by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. In addition, EBS receives software license fees and software and hardware maintenance fees from healthcare payers who license our systems for converting paper claims into electronic ones.

Other Relationships

Relationships with Software Vendors and Other Service Providers.  EBS works with numerous medical, dental and pharmacy practice management system vendors, hospital information system vendors and other service providers to provide integrated transaction processing between their systems and EBS’s. Most practice management and hospital information systems support, and can be integrated with, EBS’s transaction services. Many practice management system vendors market a private label brand of EBS’s transaction services that they have integrated with their systems. EBS pays sales commissions to some of these vendors in consideration for using EBS.

Relationships with Other Clearinghouses.  Some healthcare transaction clearinghouses also use EBS’s services to transmit transactions to payers that they have received from healthcare providers. EBS pays sales commissions to some of these clearinghouses in consideration for using EBS to send the transactions submitted through their systems.

Competition

EBS has many competitors, including:

•	healthcare transaction processing companies, including those providing electronic and/or Internet-based services and those providing services through other means, such as paper and fax;

•	healthcare information technology system vendors;

•	healthcare information technology consulting service providers; and

•	health insurance companies, pharmacy benefit management companies and pharmacies that provide electronic transaction services for use by healthcare providers and/or by their members and customers.

In addition, certain financial services companies are making substantial investments in businesses relating to healthcare payment processes that compete or could compete with existing or planned services of EBS. EBS also competes, in some cases, with alliances formed by the above competitors. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare and financial services companies as their partners, offer or have announced their intention to offer services that are competitive with EBS’s services. Key competitors for one or more of EBS’s services include, among others: Availity, Computer Sciences Corp., Electronic Data Systems Corporation, First Consulting Group, Inc., Fiserve, IBM Corporation, Ingenix (a subsidiary of United Health Group), McKesson Corporation, Medavant Healthcare Solutions (formerly known as ProxyMed, Inc.), Pinnacle Corporation (a subsidiary of Arkansas Blue Cross and Blue Shield), RxHub, and SureScripts.

Some of EBS’s existing payer and provider customers and some software vendors with which EBS does business also compete with EBS or plan to do so. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to have a direct connection to the payer, bypassing third party service providers such as EBS. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on EBS’s business and results of operations.

EMPLOYEES

As of December 31, 2006, we had approximately 2,260 employees, of which approximately 1,025 are WebMD employees. As a result of the EBS Sale, employees of EBS are not included in this amount.

DEVELOPMENT AND ENGINEERING

We have developed internally and acquired through acquisitions our healthcare information services and our technology solutions products and services. Our development and engineering expense totaled $33.6 million in 2006, $35.7 million in 2005, $33.1 million in 2004.

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

We also rely on a variety of intellectual property rights that we license from third parties, including WebMD’s Internet server software and healthcare content used on WebMD’s Web sites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of that content.

The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries. Third parties may infringe upon or misappropriate our patents, copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unavailable or limited in many foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that competitors or others will adopt product or service names similar to our names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Moreover, because domain names derive value from the individual’s ability to remember such names, our domain name will lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. Our inability to protect our marks and domain names adequately would hurt our ability to establish and maintain our brands. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

Substantial litigation regarding intellectual property rights exists in the software, information technology and Internet industries, and we expect that software, information technology and Internet products and services may be increasingly subject to third party infringement claims as the number of competitors in those industries grows and the functionality of products and services overlap. Although we believe that our products and services do not infringe on the intellectual property rights of others, we cannot provide assurance that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

We have several patents covering applications. Due to the nature of our applications, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary applications could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there has been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any patent the loss of which would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

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

GOVERNMENT REGULATION

Introduction

General.  This section of the Annual Report contains a description of laws and regulations applicable to the operations of WebMD, ViPS, Porex and EBS, either directly or through their effect on their healthcare industry customers. Existing and new laws and regulations affecting the healthcare, information technology, Internet and plastic industries could create unexpected liabilities for WebMD, ViPS, Porex and EBS, could cause those businesses to incur additional costs and could restrict their operations. Many of the laws that affect the operations of those businesses, and particularly laws applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that WebMD, ViPS, Porex or EBS will be able to accurately anticipate the application of these laws and regulations to their operations.

Healthcare Regulation.  Much of Emdeon’s revenue and almost all of EBS’s revenue is either from the healthcare industry or could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on WebMD, ViPS, Porex or EBS.

Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that WebMD, ViPS and EBS provide. However, these laws and regulations may nonetheless be applied to their products and services. Their failure to accurately anticipate the application of these laws and regulations to their businesses, or other failure to comply, could create liability for them, result in adverse publicity and negatively affect their businesses.

Other Regulation.  This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws, that may affect WebMD’s operations and, to a lesser extent, EBS’s operations. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for WebMD’s and EBS’s services, increase their cost of doing business, or otherwise cause their businesses to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

Advertising and sponsorship clients of WebMD, and in some respects WebMD itself, are required to comply with the regulations relating to drug and medical device advertising and promotion described below. In addition, advertising or promotion by Porex of its medical device products is also subject to some of those regulations.

The Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to- consumer (or DTC) prescription drug and medical device advertising, prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information that promotes the use of pharmaceutical products or medical devices that is put on WebMD’s Web sites is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of WebMD’s Web sites that could be the primary focus of the FDA and the FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Television broadcast advertisements by WebMD may also be subject to FTC regulation and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug Advertising.  The Federal Food, Drug and Cosmetic Act, or the FDC Act, requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. There are also requirements for certain information (the “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter drugs, or OTC drugs, under the FDC Act, either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may also bring enforcement actions for alleged unfair or deceptive advertising.

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

Any increase in FDA regulation of the Internet or other media for DTC advertisements of prescription drugs could make it more difficult for WebMD to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004. Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. The FDA has been actively considering revisions to its DTC advertising policy. In November 2005, it hosted a two-day public meeting to solicit input on the impact of DTC advertising on the public health and, as recently as January 2006, announced that it will propose a study on the impact of price incentives, such as coupons, in DTC advertising. In January 2007, the FDA published a report announcing the formation of a new advisory committee of experts and consumer representatives that will monitor the FDA’s policies for risk communication. Intended to improve communication to patients of important safety information about drug products, the advisory committee may become a forum for addressing concerns about DTC advertising. Congress has also shown interest in the issue. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter present policies on the DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Continuing Medical Education.  Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate such CME activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor and whether they are promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent of a manufacturer, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities. If any CME activity we provide is considered promotional, we may face regulatory action or the loss of accreditation by the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit.

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of WebMD’s CME programs. We believe that WebMD has modified its procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that WebMD meets these standards or predict whether ACCME may impose additional requirements.

In the event that ACCME concludes that WebMD has not met its revised standards relating to CME, WebMD would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and WebMD may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain WebMD’s status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with WebMD, which could have a material adverse effect on WebMD’s business.

During the past several years, educational programs directed toward physicians, including CME, have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the program or otherwise use such programs for improper purposes. For example, as part of an ongoing investigation of the sponsorship of CME activities, the U.S. Senate Finance Committee has been examining the role of the ACCME. The Committee has inquired regarding, among other things, how ACCME ensures that its guidelines are followed and CME activities are independent of influence from sponsors. Additionally, in response to governmental and industry initiatives, pharmaceutical companies have been developing and implementing internal controls and procedures that promote adherence to applicable guidelines, regulations and requirements. In implementing these controls and procedures, different clients of WebMD may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures may negatively impact the volume and types of CME services that WebMD offers by:

•	discouraging pharmaceutical companies from engaging in educational activities;

•	slowing their internal approval for educational programs; and

•	requiring WebMD to make changes in how it offers or provides educational programs.

In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients, may further discourage, significantly limit, or prohibit clients or potential clients from engaging in educational activities with WebMD, or may require WebMD to make further changes in the way it offers or provides educational programs.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. WebMD does not believe that it engages in the practice of medicine and it has attempted to structure its Web site and other operations to avoid violating these state licensing and professional practice laws. WebMD does not believe that it provides professional medical advice, diagnosis or treatment. WebMD employs and contracts with physicians who provide only medical information to consumers, and it has no intention to provide medical care or advice. A state, however, may determine that some portion of WebMD’s business violates these laws and may seek to have it discontinue those portions or subject us to penalties or licensure requirements. Any determination that WebMD is a healthcare provider and acted improperly as a healthcare provider may result in liability to it.

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on WebMD’s Web sites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. WebMD is also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that WebMD’s public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of the CAN-SPAM Act. At this time, WebMD is applying the CAN-SPAM requirements to these email communications, and believes that its email practices comply with the requirements of the CAN-SPAM Act. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax.  Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law, which codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient.

On April 5, 2006, the FCC issued its final rules under the JFPA. The rules became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,” which includes a voluntary two-way communication between a person and a business. The FCC rules make clear that, if the person made an inquiry or application to a sender, it must be about a product or service offered by the entity for it to qualify as an EBR. The FCC rules also do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

WebMD transmits commercial faxes to physician office practices in connection with its Little Blue Book business, and intends to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. WebMD’s sites are not directed at children and its general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD employs a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for WebMD, result in adverse publicity and negatively affect WebMD’s business.

Regulation of Contests and Sweepstakes.  WebMD conducts contests and sweepstakes in some of its marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. WebMD believes that it is in compliance with any applicable law or regulation when it runs these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress recently passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. WebMD, ViPS and EBS believe that, to the extent applicable to their businesses, they are in compliance with FACTA.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to comprehensively protect all consumer data and to continue to comply with all applicable laws regarding the protection of this data.

Other Consumer Protection Regulation.  The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. WebMD believes that it is in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of its practices do not meet these standards could result in liability and adversely affect its business. New interpretations of these standards could also require it to incur additional costs and restrict its business operations.

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

Regulation of Healthcare Relationships

Anti-Kickback Laws.  There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients, which are sometimes referred to as Anti-Kickback Laws. The federal healthcare programs’ Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Penalties for violating the federal Anti-Kickback Law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar Anti-Kickback Laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program.

These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Also, in 2002, the Office of the Inspector General, or OIG, of the Department of Health and Human Services, or HHS, the federal government agency responsible for interpreting the federal Anti-Kickback Law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services, such as WebMD, implicates the federal Anti-Kickback Law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users.

Also, on August 6, 2006, the OIG published a final rule that provides protection under the federal Anti-Kickback Law for (1) certain arrangements in which a physician receives necessary non-monetary remuneration used solely to receive and transmit electronic prescribing information (“e-prescribing”) and (2) certain arrangements involving the provision of interoperable electronic health records software and directly related training services. The e-prescribing portions of the final rules were mandated by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the MMA). As part of the MMA, Congress mandated the adoption of standards for e-prescribing, with the objective of improving patient safety, quality of care, and efficiency in the delivery of health care. The MMA directed the Secretary of HHS, in consultation with the U.S. Attorney General, to create a safe harbor to the Anti-Kickback Law to protect certain arrangements for the provision of non-monetary remuneration that is necessary and used solely to receive and transmit electronic prescription drug information in accordance with electronic standards published by the Secretary. In addition to the MMA-mandated Anti-Kickback Law safe harbor, The Centers for Medicare & Medicaid Services (CMS) and the OIG used their legal authority to create additional protections for certain arrangements involving the provision of interoperable electronic health records software and related training services. Although not yet finalized, the e-prescribing safe harbor may facilitate e-prescribing arrangements, since the provision to physicians by specified healthcare providers of certain technology for receiving and transmitting electronic drug information will not be subject to prosecution under the Anti-Kickback Law.

WebMD, ViPS, Porex and EBS review their practices with regulatory experts in an effort to comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Any determination by a state or federal regulatory agency that any of their practices violate any of these laws could subject them to civil or criminal penalties and require them to change or terminate some portions of their businesses. Even an unsuccessful challenge by regulatory authorities of their practices could cause them adverse publicity and be costly for them to respond to.

False Claims Laws.  EBS provides transaction services to healthcare providers and, as a result, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third-party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. Some of these laws also provide civil and criminal penalties for noncompliance, and can be enforced by individuals through qui tam actions. We cannot guarantee that state and federal agencies will regard billing errors processed by EBS as inadvertent and not in violation of these laws. In addition, changes in these laws could also require EBS to incur costs or restrict its business operations. As part of EBS’s data transmission and claims submission services, it may employ certain edits, using logic, mapping and defaults, when submitting claims to third-party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers. EBS believe its editing processes are consistent with industry practice. However, it is possible that a court or governmental agency might view such practices in a manner that could adversely affect EBS.

Regulation of Medical Devices

Overview.  Porex manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants and post-surgical drains, that are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. If the FDA finds that Porex has failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions, and civil penalties; recall or seizure of Porex’s products; issuance of public notices or warnings; operating restrictions, partial suspension or total shutdown of production; refusal of Porex’s requests for 510(k) clearance or PMA approval of new products, withdrawal of 510(k) clearance or PMA approvals already granted, and criminal prosecution.

Access to U.S. Market.  Each medical device that Porex wishes to commercially distribute in the U.S. will, unless exempt, likely require either 510(k) clearance or PMA approval (as more fully described below) from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or to a “preamendment” class III device (in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in class III requiring PMA approval. In some cases, Porex has made modifications to certain of its products that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require Porex to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	510(k) Clearance Process. To obtain 510(k) clearance, Porex must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared class I or class II device or a preamendment class III device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires that each manufacturer make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with that decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	PMA Approval Process. If a product is not eligible for 510(k) clearance, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA approval application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA approval application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA approval application, a new PMA approval or PMA supplement approval may be required in the event of a modification to the device, its labeling or its manufacturing process.

•	Clinical Studies. A clinical study is generally required to support a PMA approval application and is sometimes required for a 510(k) premarket notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE application to the FDA for advance approval is not required. Both types of studies are subject to record keeping, reporting and other IDE regulation requirements.

Post-market Regulation.  After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and the Medical Device Reporting regulation, which requires that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Because Porex’s medical devices are in commercial distribution, Porex is subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Porex’s failure to comply could subject it to FDA enforcement action and sanctions.

International.  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Porex’s medical device products may subject to premarket approval (or similar requirements) as well as other regulatory requirements in other countries in which they are sold. In most instances, Porex relies on its distributors to obtain such premarket approvals and to complete clinical trial and other requirements in those foreign countries that require them. Failure by Porex or its distributors to comply with applicable regulations in any jurisdiction in which Porex’s medical device products are sold could subject Porex to enforcement action and sanctions.

Health Insurance Portability and Accountability Act of 1996

General.  Under the Health Insurance Portability and Accountability Act of 1996, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. We refer to those regulations, together with the law itself, as HIPAA. Certain of EBS’s businesses, including its clearinghouse operations, are “covered entities” under HIPAA, which means they are specifically subject to the applicable rules under HIPAA. Covered entities under HIPAA include health plans, healthcare clearinghouses and most healthcare providers. In addition, WebMD and ViPS are subject to certain provisions of HIPAA indirectly because they have clients that are covered entities, which makes WebMD and ViPS “business associates” of covered entities under HIPAA. A summary of key portions of HIPAA applicable to EBS follows, in which summary we have also noted the effect of certain of those provisions on WebMD and ViPS.

Transaction Standards.  The Transaction Standards establish format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment, and eligibility. The Transaction Standards were intended to make it easier for payers and providers to send and receive healthcare transactions electronically. The Transaction Standards are applicable to that portion of EBS’s business involving the processing of healthcare transactions among physicians, payers, patients, and other healthcare industry participants. Failure to comply with the Transaction Standards may subject covered entities, including EBS, to civil monetary penalties and possibly to criminal penalties. CMS is responsible for enforcing the Transaction Standards.

Healthcare payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse, like EBS, to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous providers and payers to move to the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim. Payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines.

In order to help prevent disruptions in the healthcare payment system, CMS has permitted the use of “contingency plans” under which claims and other covered transactions can be processed, in some circumstances, in either HIPAA standard or legacy formats. The Medicare HIPAA incoming claim contingency plan was terminated in 2005. The Medicare contingency plan for HIPAA transactions other than claims remains in effect. The EBS contingency plan, pursuant to which it processes HIPAA standard transactions and legacy transactions, as appropriate, based on the needs of its business partners, remains in effect. We cannot provide assurance regarding how CMS will regulate clearinghouses in general or EBS in particular. EBS continues to work with payers, providers, practice management system vendors and other healthcare participants to implement the Transaction Standards.

As various healthcare entities are in different stages of migration to using HIPAA standard formats, EBS continues to translate claim information from non-standard to standard formats and vice versa. The Transaction Standards, however, require healthcare providers to collect and supply more information than they have in the past in order to submit a healthcare claim. A majority of the claims that EBS currently receives from submitters continue to use legacy formats and, of those claims submitted to EBS in HIPAA-standard formats, many do not contain the additional data content provided for in the Transaction Standards. Some providers who can submit claims in the HIPAA standard formats cannot yet collect all of the data payers may require to process the claim.

We believe that use of clearinghouses will continue to be the most efficient way for most providers to transact electronically with multiple payers. Nonetheless, the Transaction Standards may facilitate use of direct electronic data interchange (EDI) links for transmission of such transactions without a clearinghouse between some payers and providers. Any significant increase in the utilization of links between healthcare providers and payers without use of a third-party clearinghouse could have a material adverse effect on EBS’s transaction volume and financial results. In addition, any increase in the ability of payers to bypass third-party EDI service providers may adversely affect the terms and conditions EBS is able to negotiate in its agreements with them, which could also have an adverse impact on EBS’s business and on the financial results of EBSCo and the value of our investment in it.

NPI Standard.  On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for healthcare providers, commonly referred to as the National Provider Identifier (NPI) Standard. The NPI Standard requires healthcare providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System, and to use the NPI in standard transactions where a provider identifier is required. Health plans and healthcare clearinghouses must use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. Most participants in the healthcare industry are required to be in compliance with the NPI Standard by May 23, 2007. EBS has been and continues to remediate its systems to accommodate use of the NPI. Only a small percentage of transactions submitted to EBS, to date, have used the NPI. EBS cannot determine whether providers and payers will have taken the steps necessary for them to comply with the NPI Standard by May 23, 2007. Accordingly, the effect of the NPI Standard is difficult to predict and there can be no assurances that transactions and EBS revenue will not be adversely affected, that EBS will adequately address business risks created by the NPI rule and its implementation, or that EBS will be able to take advantage of business opportunities resulting from implementation of the NPI Standard.

Privacy Standards.  The HIPAA Privacy Standards establish a set of basic national privacy standards for the protection of individually identifiable health information by covered entities and their business associates. The Privacy Standards require WebMD, ViPS and EBS (either directly, as a covered entity, or contractually as a business associate) and their customers (as covered entities) to comply with those standards, including by establishing policies and procedures to safeguard the information. As permitted by the Privacy Standards, some of our and EBS’s businesses may use health information that has been de-identified. Although determining whether data has been sufficiently de-identified may require complex factual and statistical analyses and may be subject to interpretation, we believe that our and EBS’s use of such information is in accordance with the Privacy Standards.

HIPAA includes civil and criminal penalties for covered entities that violate the Privacy Standards. In addition, depending upon the facts and circumstances, business associates could be subject to criminal liability for aiding and abetting, or conspiring with, a covered entity to violate the Privacy Standards. There can be no assurances that WebMD, ViPS and EBS will adequately address the risks created by the Privacy Standards. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect WebMD’s, ViPS’ or EBS’s businesses.

Security Standards.  The HIPAA Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. We believe that EBS’s, ViPS’ and WebMD’s infrastructure and processes are, to the extent required, in compliance with the Security Standards and/or contractual provisions relating to the Security Standards. However, we are unable to predict what changes might be made to the Security Standards in the future or how those changes might help or hinder our business.

Other Restrictions Regarding Confidentiality and Privacy of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health and prescriber information. In addition, some states are considering new laws and regulations that further protect the confidentiality and privacy of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for WebMD, ViPS and EBS and their customers and strategic partners. These laws at the state or federal level, or new interpretations of these laws, could create liability for WebMD, ViPS and EBS, could impose additional operational requirements on their businesses, could affect the manner in which they use and transmit patient information and could increase their cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

International Data Regulation

WebMD’s public portals are not directed to non-U.S. users. Nearly all of the users of WebMD’s private portals are U.S. employees or plan members. As a result, we do not believe that WebMD currently conducts its business in a manner that subjects it to international data regulation in any material respect. However, other countries have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. WebMD might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could impose additional operational requirements or restrictions on WebMD’s business, affect the manner in which WebMD uses or transmits data and increase WebMD’s cost of doing business.

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

We cannot assure you that WebMD will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of WebMD’s public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for WebMD to predict the rate at which they will return to the public portals. Because WebMD generates revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause WebMD’s revenue to decrease and could have a material adverse effect on its results of operations.

Developing and implementing new and updated applications, features and services for WebMD’s public and private portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of WebMD’s public portals and clients for its private portals requires WebMD to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If WebMD is unable to do so on a timely basis or if WebMD is unable to implement new applications, features and services without disruption to its existing ones, it may lose potential users and clients.

WebMD relies on a combination of internal development, strategic relationships, licensing and acquisitions to develop its portals and related applications, features and services. WebMD’s development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

WebMD faces significant competition for its products and services

The markets in which WebMD operates are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes for users with online services and Web sites that provide health-related information, including commercial sites as well as public sector and not-for-profit sites. WebMD competes for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	WebMD’s private portals compete with providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

•	WebMD’s Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than WebMD has.

Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than it does. These organizations may be better known than WebMD is and have more customers or users than WebMD does. WebMD cannot provide assurance that it will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which WebMD’s public portals participate, we expect that competitors will continue to enter these markets.

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on WebMD’s business

We believe that the “WebMD” brand identity that WebMD has developed has contributed to the success of its business and has helped it achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for WebMD’s public portals, to its relationships with sponsors and advertisers and to its ability to gain additional employer and healthcare payer clients for our private portals. WebMD has expended considerable resources on establishing and enhancing the “WebMD” brand and its other brands, and it has developed policies and procedures designed to preserve and enhance its brands, including editorial procedures designed to provide quality control of the information it publishes. WebMD expects to continue to devote resources and efforts to maintain and enhance its brand. However, WebMD may not be able to successfully maintain or enhance awareness of its brands and circumstances or events, including ones outside of its control, may have a negative effect on its brands. If WebMD is unable to maintain or enhance awareness of its brand, and do so in a cost-effective manner, its business could be adversely affected.

WebMD’s online businesses have a limited operating history

WebMD’s online businesses have a limited operating history and participate in relatively new and rapidly growing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes and changes in market conditions and are expected to continue to change for similar reasons. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that WebMD’s businesses will be profitable.

If WebMD is unable to provide healthcare content for its offline publications that attracts and retains users, its revenue will be reduced

Interest in WebMD’s offline publications, such as The Little Blue Book, is based upon WebMD’s ability to make available up-to-date health content that meets the needs of its physician users. Although WebMD has been able to continue to update and maintain the physician practice information that it publishes in The Little Blue Book, if WebMD is unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the long term.

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter

WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, not all of which are in WebMD’s control, and any of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to 12 months. WebMD has relatively few longer term advertising and sponsorship contracts. We cannot assure you that WebMD’s current customers for these services will continue to use its services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of WebMD’s revenue from advertisers and sponsors include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

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

During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if WebMD’s private portal revenue is lower than expected, it may not be able to reduce related short-term spending in response. Any shortfall in such revenue would have a direct impact on its results of operations.

WebMD may be unsuccessful in its efforts to increase advertising and sponsorship revenue from consumer products companies

Most of WebMD’s advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. WebMD has been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to WebMD’s audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find WebMD’s consumer Web site to be as effective as other Web sites or traditional media for promoting their products and services. If WebMD encounters difficulties in competing with the other alternatives available to consumer products companies, this portion of WebMD’s business may develop more slowly than we expect or may fail to develop.

WebMD could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems WebMD uses could cause serious problems for clients of its online portals. WebMD may fail to meet contractual performance standards or fail to meet expectations that its clients have for them. Clients of WebMD’s online portals may seek compensation from WebMD or may seek to terminate their agreements with WebMD, withhold payments due to WebMD, seek refunds from WebMD of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, WebMD could face breach of warranty or other claims by clients or additional development costs. WebMD’s software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they are error free.

WebMD attempts to limit, by contract, its liability to its clients for damages arising from its negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to WebMD from liability for damages. WebMD maintains liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of WebMD’s applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to WebMD, investigating and defending against them could be expensive and time consuming and would divert management’s attention away from WebMD’s operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of WebMD’s services, including unrelated services.

WebMD’s Internet-based services are dependent on the development and maintenance of the Internet infrastructure

WebMD’s ability to deliver its Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of WebMD’s Internet-based services. In addition, customers who utilize WebMD’s Web-based services depend on Internet service providers, online service providers and other Web site operators for access to WebMD’s Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to WebMD’s systems. Any significant interruptions in WebMD’s services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on WebMD’s Web sites and, if sustained or repeated, could reduce the attractiveness of WebMD’s services.

WebMD relies on bandwidth providers, data center providers, other third parties and its own systems for key aspects of the process of providing products and services to its users, and any failure or interruption in the services provided by these third parties or WebMD’s own systems could harm WebMD’s business

WebMD’s online services are designed to operate 24 hours a day, seven days a week, without interruption. However, WebMD has experienced and expects that it will in the future experience interruptions and delays in services and availability from time to time. WebMD relies on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide its online services. WebMD does not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, WebMD may experience an extended period of system unavailability, which could negatively impact its relationship with users. To operate without interruption, both WebMD and its service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or WebMD’s own systems to handle current or higher volume of use could significantly harm WebMD’s business. WebMD exercises little control over these third-party vendors, which increases its vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or WebMD’s own systems could negatively impact its relationships with users and adversely affect its brand and its business and could expose WebMD to liabilities to third parties. Although WebMD maintains insurance for its business, the coverage under its policies may not be adequate to compensate it for all losses that may occur. In addition, we cannot provide assurance that WebMD will continue to be able to obtain adequate insurance coverage at an acceptable cost.

Implementation of additions to or changes in hardware and software platforms used to deliver WebMD’s online services may result in performance problems and may not provide the additional functionality that was expected

From time to time, WebMD implements additions to or changes in the hardware and software platforms that it uses for providing its online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, WebMD may move their operations to its hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in WebMD’s ability to operate any of its online services could have an adverse effect on its relationships with users and clients and, as a result, on its financial results. WebMD relies on a combination of purchasing, licensing, internal development, and acquisitions to develop its hardware and software platforms. WebMD’s implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If the systems WebMD uses to provide online portals experience security breaches or are otherwise perceived to be insecure, its business could suffer

WebMD retains and transmits confidential information, including personal health records, in the processing centers and other facilities it uses to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage WebMD’s reputation or result in liability. WebMD may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that WebMD interfaces with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of WebMD’s security, whether as a result of its own systems or the systems that they interface with, could reduce demand for its services and could subject WebMD to legal claims from its clients and users, including for breach of contract or breach of warranty.

WebMD faces potential liability related to the privacy and security of personal information it collects from consumers and healthcare professionals

Internet user privacy has become a major issue both in the United States and abroad. WebMD has privacy policies posted on its Web sites that it believes comply with applicable laws requiring notice to users about its information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. In addition, WebMD notifies users about its information collection, use and disclosure practices relating to data it receives through offline means, such as paper health risk assessments. We cannot assure you that WebMD’s online or offline practices will be found sufficient to protect it from liability or adverse publicity in this area. Any new legislation or regulation in the area of privacy of personal information, including personal health information, could require WebMD to modify its operations and could adversely affect its business and prospects.

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. WebMD believes it has modified its procedures as appropriate to meet the revised standards. However, WebMD cannot be certain whether these adjustments will ensure that it meets these standards or predict whether ACCME may impose additional requirements.

If ACCME concludes that WebMD has not met its revised standards relating to CME, WebMD would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and WebMD may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain WebMD’s status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with WebMD, which could have a material adverse effect on its business.

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

Risks Related to ViPS

ViPS depends on CMS for a significant portion of its revenues and, if ViPS’ reputation or relationship with CMS were harmed, ViPS’ financial results would be adversely affected

ViPS is heavily dependent upon The Centers for Medicare & Medicaid Services, or CMS, as its primary source of revenue (directly as a prime contractor or indirectly as a subcontractor) and we believe that the success and development of its business will continue to depend on its successful participation in CMS contract programs. ViPS generated approximately 71% of its revenue from CMS (as prime contractor or as a subcontractor) in 2006 and approximately 72% of its revenue in 2005. ViPS’ reputation and relationship with CMS is a key factor in maintaining and growing revenues under contracts with CMS. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business (including aspects of Emdeon’s business that are unrelated to ViPS) could harm ViPS’ reputation. If ViPS’ reputation with CMS is negatively affected, or if it is suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that CMS does with ViPS and ViPS’ financial results would be adversely affected.

ViPS is currently in the process of responding to a Request for Proposals issued by CMS for a new, indefinite delivery/indefinite quantity (IDIQ), performance-based contracting vehicle named Enterprise Systems Development, or ESD, under which ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next ten (10) years. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced, which could adversely affect ViPS’ financial results.

In addition, contracts under ESD will have significantly greater compliance obligations for prime contractors and subcontractors than contracts issued under the predecessor Professional Technology Services or PITS contracting vehicle. These compliance obligations may make performance under ESD more difficult and costly than performance under PITS, which could adversely affect ViPS’ financial results.

In recent years, CMS has been required to increase the amount of business it does with small businesses. This trend is expected to continue and may decrease the amount of business that CMS does with ViPS and adversely affect ViPS’ financial results.

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues and, if ViPS’ reputation or relationships with CMS or such contractors were harmed, ViPS’ financial results would be adversely affected

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues. ViPS generated approximately 17% of its revenue in 2006 and approximately 18% of its revenue in 2005 from acting as a subcontractor for other CMS contractors. ViPS’ financial results could be adversely affected if other CMS contractors eliminate or reduce their subcontracts with ViPS (which could occur if, for example, ViPS’ reputation or relationship with CMS is negatively affected as discussed above) or if CMS terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

CMS may modify, curtail or terminate contracts prior to their completion and, if ViPS does not replace them, its financial results may suffer

Many of the CMS contracts in which ViPS participates as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under these contracts, CMS generally has the right not to exercise options to extend or expand ViPS’ contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience. Any decision by CMS not to exercise contract options or to modify, curtail or terminate ViPS’ major programs or contracts would adversely affect ViPS’ financial results.

ViPS’ CMS contracts may be terminated and ViPS may be liable for penalties under a variety of procurement rules and regulations

ViPS must comply with laws and regulations relating to the formation, administration and performance of CMS contracts. Such laws and regulations may potentially impose added costs on ViPS’ business and its failure to comply with them may lead to penalties and the termination of its CMS contracts. Some significant regulations that affect ViPS include the following:

•	The Federal Acquisition Regulation and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations; and

•	The Cost Accounting Standards, which impose accounting requirements that govern ViPS’ right to reimbursement under certain cost-based government contracts.

ViPS’ contracts with CMS are subject to periodic review, investigation and audit by the government. If such a review, investigation or audit identifies improper or illegal activities, ViPS (or possibly Emdeon as a whole) may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. ViPS could also suffer harm to its reputation if allegations of impropriety were made against it, which could impair its or Emdeon’s ability to win awards of contracts in the future or to receive renewals of existing contracts. If ViPS incurs a material penalty or administrative sanction or otherwise suffers harm to its reputation, ViPS’ financial results could be adversely affected.

For additional information regarding risks relating to government contracting, see “Risks Applicable to Our Entire Company and to Ownership of Our Securities — Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers” below.

ViPS is subject to routine audits and cost adjustments by CMS, which, if resolved unfavorably to ViPS, could adversely affect its profitability

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to ViPS’ contract costs, and any costs found to be improperly allocated will not be reimbursed. ViPS records contract revenues based upon costs it expects to realize upon final audit. However, ViPS may not be able to accurately predict the outcome of future audits and adjustments and, if future audit adjustments exceed its estimates, ViPS’ profitability could be adversely affected.

Changes in government regulations or practices could adversely affect ViPS’ financial results

The U.S. Government and/or CMS may revise procurement practices or adopt new contract rules and regulations at any time. Any changes could impair ViPS’ ability to obtain new contracts or contracts under which it currently performs when those contracts are put up for recompetition bids. In addition, new contracting methods could be costly or administratively difficult for ViPS to implement and could adversely affect its financial results.

If subcontractors with which ViPS works fail to satisfy their obligations to ViPS or to the customers, ViPS’ reputation and financial results could be adversely affected

ViPS depends on subcontractors in conducting its business. There is a risk that ViPS may have disputes with its subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, and ViPS’ failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of ViPS’ subcontractors fail to perform the agreed-upon services, ViPS’ ability to fulfill its obligations may be jeopardized. If that happens, it could result in a customer terminating a contract for default. A termination for default could expose ViPS to liability and have an adverse effect on ViPS’ ability to compete for future contracts and orders, especially if the customer is CMS.

If ViPS’ systems experience security breaches or are otherwise perceived to be insecure, its business could suffer

A security breach could damage ViPS’ reputation or result in liability. ViPS designs and manages systems that retain and transmit confidential information, including patient health information, in its business operations with CMS and commercial health payers and other facilities. It is critical that ViPS’ systems and infrastructure remain secure and be perceived by the marketplace as secure. ViPS may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches or to undergo external audit testing of its security programs. Despite the implementation of security measures, ViPS’ infrastructure or other systems with which it interfaces, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of ViPS’ security, whether as a result of its own systems or interfacing systems, could reduce demand for ViPS’ services and, as a result, have an adverse effect on ViPS’ financial results.

Lengthy sales, installation and implementation cycles for some ViPS applications may result in unanticipated fluctuations in its revenues

ViPS provides licensed software products and related services to commercial payers and information technology services to government customers. The period from ViPS’ initial contact with a potential client and the purchase of a ViPS solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has extended much longer. Sales by ViPS may be subject to delays due to customers’ internal procedures for approving large expenditures, to delays in government funding and to delays resulting from other factors outside of our control. The time it takes to implement a licensed software solution is also difficult to predict and has lasted as long as 12 months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of ViPS’ control. As a result, ViPS has only limited ability to forecast the timing of revenue from new sales. During the sales cycle and the implementation period, ViPS may expend substantial time, effort and money preparing contract proposals and negotiating contracts without receiving any related revenue.

ViPS could be subject to breach of warranty, product liability or other claims if software or services it provides contain errors or do not meet contractual performance standards

ViPS software products and the services ViPS provides are inherently complex and, despite testing and quality control, ViPS cannot be certain that errors will not be found. Errors in the software or services that ViPS provides to customers could cause serious problems for its customers. If problems like these occur, ViPS’ customers may seek compensation from ViPS or may seek to terminate their agreements with ViPS, withhold payments due to ViPS, seek refunds from ViPS of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, ViPS may be subject to claims against it by others affected by any such problems. In addition, ViPS could face breach of warranty or other claims or additional development costs if its software and services do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that its customers have for them.

ViPS attempts to limit, by contract, its liability for damages arising from its negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to ViPS from liability for damages. ViPS maintains liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of the applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to ViPS, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from operations. In addition, negative publicity caused by these events may delay market acceptance of ViPS’ products and services, including unrelated products and services, or may harm its reputation and business.

ViPS’ HealthPayer Solutions Group depends on Blue Cross Blue Shield Plans and the Blue Cross Blue Shield Association for a significant portion of it revenue and, if its reputation or relationship with the BCBS business community were harmed, that business would be adversely affected.

ViPS’s HealthPayer Solutions Group depends on Blue Cross Blue Shield (BCBS) Plans and the Blue Cross Blue Shield Association (BCBSA) for a significant portion of its revenue. The HealthPayer Solutions Group’s reputation and relationship with BCBS Plans and BCBSA is a key factor in maintaining and growing these revenues. Negative press reports, employee misconduct, information security breaches or performance problems with one or more of the HealthPayer Solutions Group’s products or services could harm the HealthPayer Solutions Group’s reputation and cause BCBS Plans or BCBSA to reduce or terminate their use of its products and services. In addition, similar problems involving other businesses of Emdeon (including other businesses of ViPS) could also have an adverse effect on the HealthPayer Solutions Group’s reputation and its relationships with BCBS Plans or BCBSA.

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

In addition, the prices of some of the raw materials that Porex uses depend, to a great extent, on the price of petroleum. As a result, increases in the price of petroleum could have an adverse effect on Porex’s margins and on the ability of Porex’s porous plastics products to compete with products made from other raw materials.

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

The nature of Porex’s products exposes it to product liability claims that may not be adequately covered by indemnity agreements or insurance

The products sold by Porex, whether sold directly to end-users or sold to other manufacturers for inclusion in the products that they sell, expose it to potential risk of product liability claims, particularly with respect to Porex’s life sciences, clinical, surgical and medical products. In addition, Porex is subject to the risk that a government authority or third party may require it to recall one or more of its products. Some of Porex’s products are designed to be permanently implanted in the human body. Design defects and manufacturing defects with respect to such products sold by Porex or failures that occur with the products of Porex’s manufacturer customers that contain components made by Porex could result in product liability claims and/or a recall of one or more of Porex’s products. Porex believes that it carries adequate insurance coverage against product liability claims and other risks. We cannot assure you, however, that claims in excess of Porex’s insurance coverage will not arise. In addition, Porex’s insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past, we cannot assure you that Porex will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	differing protection of intellectual property rights in different countries; and

•	changes in regulatory requirements.

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

Risks Related to Our Investment in EBSCo

We have a minority investment in EBSCo, which is now a highly leveraged company

In November 2006, we sold a majority interest in EBS to an affiliate of General Atlantic LLC. The acquisition was financed in part with approximately $925 million in bank debt, which is an obligation of EBSCo’s subsidiaries and guaranteed by EBSCo. The debt incurred in connection with this transaction will reduce the profitability of EBSCo and the loan agreements related to this debt contain covenants restricting payment of dividends by EBSCo. In addition, if EBSCo’s subsidiaries are not able to service this debt with cash flow from operations, that could have a material adverse effect on EBSCo’s results of operations and the value of our investment. Moreover, as a holder of a minority interest in EBSCo, we do not have voting control over the entity, and are not able to make decisions regarding the affairs of EBSCo except to the extent specifically provided for in EBSCo’s corporate governance documents.

The financial results of EBSCo and the value of our investment in it could be adversely affected to the extent healthcare payers conduct electronic data interchange, or EDI, transactions without using a clearinghouse or if their ability to do so allows them to terminate or modify their relationships with us

There can be no assurance that healthcare payers will continue to use EBS and other independent companies to transmit healthcare transactions. Some payers currently offer electronic data transmission services to healthcare providers that bypass third-party electronic data interchange, or EDI, service providers such as EBS. In addition, some payers currently offer electronic data transmission services through affiliated clearinghouses that compete with EBS. We cannot provide assurances that EBS will be able to maintain its existing relationships with payers or develop new relationships on satisfactory terms, if at all. Any significant increase in the utilization of links between healthcare providers and payers without use of a third-party clearinghouse could have a material adverse effect on EBS’s transaction volume and financial results. In addition, any increase in the ability of payers to bypass third-party EDI service providers may adversely affect the terms and conditions EBS is able to negotiate in its agreements with them, which could also have an adverse impact on EBS’s business and on the financial results of EBSCo and the value of our investment in it.

The financial results of EBSCo and the value of our investment in it could be adversely affected to the extent healthcare payers and providers compete with EBS or, instead of using a third-party provider, perform internally some of the same services that EBS offers

Some of EBS’s existing payer and provider customers compete with it or may plan to do so or belong to alliances that compete with it or plan to do so, either with respect to the same products and services it provides to them or with respect to some of EBS’s other lines of business. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, electronic data transmission services to healthcare providers that allow the provider to bypass third-party EDI service providers such as EBS, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions EBS is able to negotiate in its connectivity agreements with them and its transaction volume. We cannot provide assurance that EBS will be able to maintain its existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of EBS’s services allow healthcare payers to outsource business processes that they have been or could be performing internally and, in order for EBS to be able to compete, use of its services must be more efficient for payers than use of their own internal resources.

The financial results of EBSCo and the value of our investment in it could be adversely affected if it does not maintain relationships with practice management system vendors and large submitters of healthcare EDI transactions

EBS has developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of its transaction services. In the past several years, there has been consolidation of practice management systems vendors, including among some of the larger such vendors, which may increase their bargaining power in negotiations with EBS. To the extent that it is not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, EBS’s transaction volume and financial results could be adversely affected, which would reduce the value of our investment in EBS.

New or updated products and services of EBS will not become profitable unless they achieve sufficient levels of market acceptance

The future financial results of EBSCo and the value of our investment in it will depend, in part, on whether its new or updated products and services receive sufficient customer acceptance, including:

•	the business process outsourcing services for payers that it has developed internally and through acquisitions;

•	electronic billing, payment and remittance services for healthcare payers and providers that complement our existing paper based paid claims communication and patient billing services; and

•	its other pre- and post-adjudication services for payers and providers.

There can be no assurance that payers and providers who use EBS for sending and receiving claims will use its other services. Providers and payers may choose to use similar products and services offered by our competitors, especially if they are already using products and services of those competitors and have made investments in hardware, software and training relating to those products and services. Even providers and payers that are already customers of EBS may not purchase new or updated products or services, especially when they are initially offered or if they require additional equipment or changes in workflow. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have an adverse effect on the business prospects and financial results of EBS, which would reduce the value of our investment in EBS.

For services that EBS is developing or may develop in the future, there can be no assurance that it will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. In addition, the introduction of future products and services may require or make advisable related changes in the manner in which EBS markets, delivers and prices its products and services, including pre-existing products and services. There can be no assurance that any pricing strategy that EBS implements for any new products and services will be economically viable or acceptable to the target markets.

EBS’s ability to provide transaction services depends on services provided by telecommunications companies

EBS relies on a limited number of suppliers to provide some of the telecommunications services necessary for its transaction services. The telecommunications industry has been subject to significant changes as a result of changes in technology, regulation and the underlying economy. In the past several years, many telecommunications companies have experienced financial problems and some have sought bankruptcy protection. Some of these companies have discontinued telecommunications services for which they had contractual obligations to EBS. There has also been consolidation of telecommunications companies, further reducing the number of telecommunications companies competing for business. EBS’s inability to source telecommunications services at reasonable prices due to a loss of competitive suppliers could affect its ability to maintain its margins until it is able to raise its prices to its customers and, if it is not able to raise its prices, could have an adverse effect on EBSCo’s financial results and the value of our investment in it.

If EBS’s systems experience security breaches or are otherwise perceived to be insecure, its business could suffer

A security breach could damage EBS’s reputation or result in liability. EBS retains and transmits confidential information, including patient health information, in its processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. EBS may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, EBS’s infrastructure or other systems that it interfaces with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of EBS’s security, whether as a result of its own systems or systems that they interface with, could reduce demand for EBS’s services and, as a result, have an adverse effect on EBSCo’s financial results and the value of our investment in it.

Performance problems with EBS’s systems or system failures, whether caused by hardware, software or other problems, could cause EBS to lose business or incur liabilities

EBS’s customer satisfaction and its business could be harmed if it experiences transmission delays or failures or loss of data in the systems it uses to provide services to its customers, including the transaction-related services that it provides to healthcare payers. These systems, and the software used in these systems, are complex and, despite testing and quality control, EBS cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. To operate without interruption, both EBS and the third-party service providers that EBS uses must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

EBS has contingency plans for emergencies with the systems it uses to provide services; however, it has limited backup facilities if these systems are not functioning. The occurrence of a major catastrophic event or other system failure at any of EBS’s facilities or at a third-party facility it uses could interrupt EBS’s services or result in the loss of stored data, which could have a material adverse impact on EBS’s business or cause it to incur material liabilities. Although EBS maintains insurance for its business, we cannot guarantee that its insurance will be adequate to compensate it for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

Risks Related to Providing Products and Services to the Healthcare Industry

Reductions in expenditures by healthcare industry participants could adversely affect us

Developments that result in a reduction of expenditures by healthcare industry participants could have a material adverse effect on the businesses of WebMD, ViPS and EBS. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare or in tax benefits applicable to healthcare expenditures; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical companies, medical device manufacturers or other healthcare industry participants.

Even if general expenditures by healthcare industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific markets we serve or EBS serves. For example, use of our or EBS’s products and services could be affected by:

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

In addition, healthcare industry participants’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide.

WebMD’s advertising and sponsorship revenue is particularly dependent on pharmaceutical, biotechnology and medical device companies. WebMD’s business will be adversely impacted if, as a result of changes in business, economic or regulatory conditions or other factors affecting the pharmaceutical, biotechnology or medical device industries, pharmaceutical, biotechnology or medical device companies reduce or postpone:

•	spending on marketing and educational services;

•	their use of the Internet as a vehicle for marketing and education; or

•	their use of any specific service or combination of services that WebMD provides.

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

Government regulation of healthcare creates risks and challenges with respect to the compliance efforts and business strategies of WebMD, ViPS, Porex and EBS

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Similar risks apply to EBS. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks that we face from healthcare regulation are as follows:

•	because WebMD’s public portals business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas could make it more difficult for WebMD to contract for sponsorships and advertising;

•	because WebMD is the leading distributor of online CME to healthcare professionals, any failure to maintain its status as an accredited CME provider or any change in government regulation of CME or in industry practices could adversely affect WebMD’s business;

•	because Porex manufactures medical devices for implantation, it is subject to extensive FDA regulation, as well as foreign regulatory requirements;

•	because we provide products and services to healthcare providers, our sales and promotional practices must comply with federal and state anti-kickback laws; and

•	in providing health information to consumers, we must not engage in activities that could be deemed to be practicing medicine and a violation of applicable laws.

Some of the risks that EBS faces from healthcare regulations are as follows:

•	because EBS is in the business of applying information technology to healthcare, various aspects of HIPAA have had and are expected to continue to have significant consequences for EBS; and

•	EBS’s healthcare connectivity and transaction-related administrative services must be provided in compliance with federal and state false claims laws.

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

The dispositions of Emdeon Practice Services and Emdeon Business Services may create contractual liabilities, including for indemnifications, as well as other risks and liabilities

We may face significant expense as a result of ongoing obligations in connection with the sale of Emdeon Practice Services to Sage Software and the sale of a 52% interest in Emdeon Business Services to an affiliate of General Atlantic LLC. The agreements we entered into in connection with those transactions require us to indemnify the purchasers for specified losses incurred by them or resulting from the inaccuracy of representations made by us in connection with the transactions. We will remain exposed to these liabilities until the indemnification periods expire under the agreements. In addition, we may be subject to other, unforeseen risks and liabilities relating to those transactions. Although our management has attempted to evaluate and assess the potential liabilities involved in those transactions, we cannot assure you that we have properly ascertained all of the risks.

We depend on EBS to provide us with certain services required by us for the operation of our business

Certain administrative services required by us for the operation of our business are provided to us by EBS under a Transition Services Agreement. These services include telecommunication infrastructure and management services, data center support and purchasing and procurement services. A disruption in the provision of these services by EBS could have an adverse effect on the operation of our business.

We reimburse EBS in agreed upon amounts or under agreed-upon formulas based on EBS’s costs related to those services. The costs we are charged under the Transition Services Agreement are not necessarily indicative of the costs that we would incur if we had to provide the services on our own or contract for them with third parties on a stand-alone basis.

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2006, we had net operating loss carryforwards of approximately $1.2 billion for federal income tax purposes and federal tax credits of approximately $35 million. If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits.

Our success depends, in part, on our attracting and retaining qualified executives and employees

The success of our company depends, in part, on our ability to attract and retain qualified executives, writers and editors, software developers and other technical and professional personnel and sales and marketing personnel. We anticipate the need to hire and retain qualified employees in these areas from time to time. Competition for qualified personnel in the healthcare information technology and healthcare information services industries is intense, and we cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable to us. Failure to do so may have an adverse effect on our business. Similarly, EBS’s failure to attract and retain qualified executives and employees may have an adverse effect on its business.

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

In the past 18 months, we have experienced significant changes in our senior management. The President of our company, who was also the head of our Emdeon Business Services segment, left in December 2005. We hired a new Chief Financial Officer in November 2006, after our previous Chief Financial Officer took a position with Sage Software in connection with our sale of Emdeon Practice Services to Sage Software. We have also announced that our Chief Executive Officer may change positions within our company for health reasons. Changes in senior management and uncertainty regarding pending changes may disrupt the operations of our business and may impair our ability to recruit and retain needed personnel. Any such disruption or impairment may have an adverse affect on our business.

Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers

A significant portion of ViPS’ revenue and a portion of the revenue of EBS and WebMD comes from customers that are governmental agencies. Government contracts and subcontracts may be subject to some or all of the following:

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

Risks and uncertainties similar to the above apply to EBS’s contractual relationships with governmental entities.

We may not be successful in protecting our intellectual property and proprietary rights

Rights to intellectual property are important to our businesses. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We believe that our non-patented proprietary technologies and business and manufacturing processes are protected under trade secret, contractual and other intellectual property rights. However, those rights do not afford the statutory exclusivity provided by patented processes. In addition, the steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive.

There can be no assurance that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, there can be no assurance that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services. EBS is subject to similar risks relating to its intellectual property and proprietary rights.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly. EBS is subject to similar risks relating to claims that it is infringing the intellectual property of third parties.

We have incurred losses and may incur losses in the future

We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $9.3 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

We intend to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Similar risks and uncertainties apply to EBSCo’s efforts to make acquisitions or to engage in business combinations.

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

Risks and uncertainties similar to the above apply to any acquisitions that EBSCo may make and may reduce the value of our investment in EBSCo.

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

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 50,000 square feet of space, under a lease that expires in March 2011.

ViPS leases approximately 137,000 square feet of office space and operational facilities in: Towson, Maryland (which is its headquarters); Woodlawn, Maryland; and Falls Church, Virginia.

WebMD leases approximately 100,000 square feet of office space in New York, New York for its corporate headquarters and its editorial and marketing operations under a lease that expires in November 2015. WebMD also leases an additional 20,000 square feet of office in New York, New York under a lease entered into by Medsite. WebMD also leases office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Indianapolis, Indiana; Montreal, Canada; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Porex uses approximately 430,000 square feet for its headquarters and for office and manufacturing operations related to its porous plastics, surgical and other porous media product lines, including: Porex’s headquarters and largest facility, which is located on property that Porex owns in Fairburn, Georgia, a suburb of Atlanta; facilities that Porex owns in Newnan, Georgia, College Park, Georgia, Aachen, Germany and Singweitz, Germany; and facilities that Porex leases in Selangor, Malaysia, Alness, Scotland and Munich, Germany.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 14 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of security holders of Emdeon.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock on February 10, 1999. Our Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2005
First quarter	$9.30	$7.31
Second quarter	10.57	8.26
Third quarter	11.70	9.76
Fourth quarter	11.13	6.61
2006
First quarter	$11.18	$8.32
Second quarter	12.44	10.41
Third quarter	12.60	11.45
Fourth quarter	12.78	11.37

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	announcements of new technologies, products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

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

Holders

On February 24, 2007, there were approximately 3,450 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 50,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2006

The following table provides information about purchases by Emdeon during the three months ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

					Maximum Number
				Total Number	(or Approximate Dollar
				of Shares	Value) of Shares
				Purchased as	that May
				Part of	Yet Be
			Average Price	Publicly Announced	Purchased Under
	Total Number		Paid per	Plans or	the Plans
Period	of Shares Purchased		Share	Programs(1)	or Programs(1)

10/01/06-10/31/06	—		$—	—	$1,236,157,044	(3)
11/01/06-11/30/06	29,188	(2)	$11.71	—	$1,691,157,044	(3)
12/01/06-12/31/06	130,146,230	(2)	$12.00	130,145,104	$88,675,627

Total	130,175,418		$12.00	130,145,104	$88,675,627

(1)	Except for 129,234,164 shares of Emdeon common stock purchased by Emdeon, at $12.00 per share, pursuant to a tender offer announced in October 2006 and completed in December 2006, these repurchases were made under a stock repurchase program (the “Repurchase Program”) pursuant to which purchases could be made, from time to time, in market purchases or private transactions. The Repurchase Program was originally announced on January 23, 2006, at which time Emdeon was authorized to use up to $48 million to purchase shares of its common stock. On February 8, 2006, the maximum aggregate amount authorized for purchases under the Repurchase Program was increased to $68 million; and on March 28, 2006, it was increased to $83 million. In December 2006, following the completion of the tender offer, Emdeon terminated the Repurchase Program and announced a new stock repurchase program (the “New Repurchase Program”), at which time Emdeon was authorized to use up to $100 million to purchase shares of its common stock, from time to time, in market purchases or private transactions.

(2)	Includes 29,188 shares and 1,126 shares withheld from restricted stock that vested during November 2006 and December 2006, respectively, to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon common stock on the date of vesting.

(3)	Reflects authorization to purchase, at $12.25 per share, 100,000,000 shares of Emdeon common stock pursuant to the tender offer referred to above in Note 1. That amount was later increased to 140,000,000 shares of Emdeon common stock at $12.00 per share.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock with the comparable cumulative return of the NASDAQ Composite Index, a Peer Group Index (as described below) and the Research Data Group (RDG) Internet Composite Index over the period of time from December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested in our Common Stock and each index on December 31, 2001. The stock price performance on the graph is not necessarily indicative of future stock price performance.

Pursuant to applicable rules under the Securities Exchange Act of 1934, we are required to include in the graph below an index of companies in our industry or line-of-business. We have included an index of a specific group of companies (which we refer to as the Peer Group Index) to meet this requirement. This group of companies consists of Allscripts Healthcare Solutions, Amicas, Inc. (formerly known as Vitalworks Inc.), Cerner Corporation, Drugstore.com, Inc., Eclipsys Corporation, First Consulting Group, Inc., Per-Se Technologies, Inc., ProxyMed, Inc., QuadraMed Corporation, Quality Systems, Inc., Quovadx, Inc. and TriZetto Group, Inc. In addition, we have included in the graph the RDG Internet Composite Index, which WHC uses in the Performance Graph in its Annual Report on Form 10-K as an index of companies in its industry or line-of-business.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Emdeon Corp, The NASDAQ Composite Index
The RDG Internet Composite Index And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04

Emdeon Corp	100	109	80	72	121	128	154	127	127	126	132	99	116
NASDAQ Composite	100	97	78	63	72	70	86	95	107	107	109	102	117
RDG Internet Composite	100	91	77	60	74	74	88	97	105	102	113	103	116
Peer Group	100	100	80	56	59	58	62	82	86	98	92	86	101

3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06

120	145	157	120	153	176	166	175
108	111	117	121	131	122	125	137
100	106	110	114	118	106	114	127
100	122	145	148	161	139	154	168

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2006(1)(2)(3)	2005	2004	2003(4)	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$1,098,608	$1,026,475	$918,097	$706,676	$633,097
Costs and expenses:
Cost of operations	623,758	595,654	536,289	417,852	376,426
Development and engineering	33,649	35,653	33,141	24,774	24,502
Sales, marketing, general and administrative	288,015	254,887	244,516	208,185	219,230
Depreciation and amortization	61,976	60,905	48,707	51,475	114,842
Legal expense	2,578	17,835	9,230	3,959	—
Gain on sale of EBS	352,297	—	—	—	—
Loss (gain) on investments	—	6,365	(457)	(1,659)	(6,547)
Interest income	32,339	21,527	18,716	22,855	19,578
Interest expense	18,779	16,322	19,251	15,201	8,451
Other expense (income), net	1,674	3,765	4,535	(4,218)	(9,694)

Income (loss) from continuing operations before income tax provision (benefit)	452,815	56,616	41,601	13,962	(74,535)
Income tax provision (benefit)	56,193	(1,001)	4,223	3,689	(4,354)
Minority interest in WebMD Health Corp. (WHC)	706	908	—	—	—
Equity in earnings of EBS Master LLC	763	—	—	—	—

Income (loss) from continuing operations	396,679	56,709	37,378	10,273	(70,181)
Income (loss) from discontinued operations, net of tax	371,060	16,265	1,956	(27,279)	20,479

Net income (loss)	$767,739	$72,974	$39,334	$(17,006)	$(49,702)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.42	$0.17	$0.12	$0.03	$(0.23)
Income (loss) from discontinued operations	1.33	0.04	0.00	(0.09)	0.07

Net income (loss)	$2.75	$0.21	$0.12	$(0.06)	$(0.16)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.25	$0.16	$0.11	$0.03	$(0.23)
Income (loss) from discontinued operations	1.12	0.05	0.01	(0.08)	0.07

Net income (loss)	$2.37	$0.21	$0.12	$(0.05)	$(0.16)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	279,234	341,747	320,080	304,858	304,168

Diluted	331,642	352,852	333,343	325,811	304,168

	As of December 31,
	2006(1)(2)	2005	2004	2003(4)	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$648,831	$423,003	$101,655	$266,097	$181,268
Long-term marketable securities	2,633	4,430	515,838	456,034	456,716
Working capital (excluding assets and liabilities of discontinued operations)	638,339	413,816	63,221	207,273	116,268
Total assets	1,451,943	2,195,683	2,292,234	2,129,642	1,766,248
Convertible notes	650,000	650,000	649,999	649,999	300,000
Minority interest in WHC	102,294	43,229	—	—	—
Convertible redeemable exchangeable preferred stock	98,768	98,533	98,299	—	—
Stockholders’ equity	381,852	1,074,736	1,224,216	1,178,597	1,153,801

(1)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services segment, excluding the ViPS business unit (which we refer to as EBS) as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS and the consolidated statement of operations for the year ended December 31, 2006 include the operations of EBS for the period January 1, 2006 through November 16, 2006.

(2)	On September 14, 2006, we completed the sale of the Emdeon Practice Services segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of the Emdeon Practice Services segment as discontinued operations for this and all prior periods presented.

(3)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share Based Payment” that resulted in additional non-cash stock-based compensation expense during 2006. See Results of Operations included in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	On August 1, 2003, we completed the sale of two operating units of our Porex segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of these two operating units as discontinued operations for this and all prior periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 2.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report beginning on page F-1 and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, a description of significant transactions completed during 2006, a summary of the acquisitions we completed during the last three years and background information on certain trends, strategies and other matters discussed in this MD&A.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of December 31, 2006.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005. The change to Emdeon was made in connection with an initial public offering of equity securities by WebMD Health Corp. (which we refer to as WHC), a subsidiary we formed to act as a holding company for the businesses of the WebMD segment and to issue shares in that initial public offering. Because the WebMD name had been more closely associated with our public and private online portals than with our other businesses, our Board of Directors determined that WHC would, following its initial public offering, have the sole right to use the WebMD name and related trademarks.

As of December 31, 2006, we owned 84.6% of the aggregate amount of outstanding shares of WHC’s Class A Common Stock and Class B Common Stock. As such, we consolidate WHC and reflect separately the minority stockholders’ 15.4% share of equity and net income of WHC.

On November 16, 2006, we completed the sale of a 52% interest in the business that constituted our Emdeon Business Services segment, excluding its ViPS business unit (which we refer to as EBS) to an affiliate of General Atlantic LLC (which we refer to as the EBS Sale). We are accounting for our remaining 48% ownership interest as an equity investment in our consolidated financial statements. In addition, since the ViPS business was not included in the EBS Sale, it is now being reported as a separate operating segment. For a description of the EBS Sale and related matters, see “— Significant Transactions Completed During 2006.’’

On September 14, 2006, we completed the sale of the Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as the EPS Sale). Accordingly, the historical results of EPS, including the gain related to the sale have been reclassified as discontinued operations in our financial statements and our discussions in the MD&A reflect EPS as discontinued operations. For a description of the EPS Sale and related matters, see “— Significant Transactions Completed During 2006.”

Operating Segments

We have aligned our business into four operating segments and one corporate segment. In connection with the EBS Sale and the revised manner in which management views its operations, we have classified the ViPS segment, formerly a business unit of the EBS segment, as a separate operating segment. The following is a description of each of our operating segments and our corporate segment:

•	WebMD. WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD also conducts in-person CME as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005.

•	ViPS. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, which include porous components and finished products for both business-to-business and OEM applications. Porex also provides technologically advanced sterile surgical products used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Emdeon Business Service. EBS provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results. See “— Significant Transactions Completed During 2006.”

•	Corporate. The Corporate segment provides shared services across all our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the EPS Sale and EBS Sale, we entered into transition services agreements whereby we have agreed to provide EPS and EBS with certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology (which we refer to as IT) support. Additionally, EBS will provide us certain administrative services. These services will be provided through the Corporate segment, and the related transition services fee we charge to EBS and EPS, net of the fee we will pay to EBS, will also be included in the Corporate segment, partially offsetting the cost of providing these services. In addition, under the transition services agreement related to EBS, EBS provides certain administrative services to Emdeon, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBS to Emdeon are, in turn, used to fulfill Emdeon’s obligations to provide transition services to EPS. See “— Significant Transactions Completed During 2006.”

Significant Transactions Completed During 2006

EPS Sale.  On August 8, 2006, we entered into a Stock Purchase Agreement for the sale of EPS to Sage Software, Inc. (which we refer to as Sage Software), an indirect wholly owned subsidiary of The Sage Group plc. On September 14, 2006, we completed the EPS Sale. We received net cash proceeds of $532,024, which does not include $35,000 being held in escrow as security for our indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled (subject to any claims) to be released twelve and eighteen months from the closing date, and are included in other current assets and other assets, respectively, in the consolidated balance sheet as of December 31, 2006. We incurred approximately $10,700 of professional fees and other expenses associated with the EPS Sale. In connection with the EPS Sale, we recognized a gain of $353,158.

In connection with the EPS Sale, we have entered into a transition services agreement with EPS whereby we will provide EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as IT support. The IT support services are scheduled to continue to September 2008, while the majority of the other services are scheduled to be completed by July 2007. Sage Software may at any time terminate any individual service prior to the scheduled end date, although they will continue to remain liable for any costs we incur due to early termination. In addition to the transition services agreement, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products, including the electronic medical record, of EPS to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

EBS Sale.  On September 26, 2006, we entered into a definitive agreement for the sale of a 52% interest in EBS to an affiliate of General Atlantic (which we refer to as GA). On November 16, 2006, we completed the EBS Sale. We received net cash proceeds of approximately $1,209,000 at closing, and received $10,700 subsequent to December 31, 2006, in connection with a preliminary working capital adjustment. Additionally, we advanced cash of $10,000 to EBS at closing, to support general working capital needs and paid $10,016 of expenses on EBSCo’s behalf through December 31, 2006. These amounts were repaid in full subsequent to December 31, 2006. The acquisition was financed with approximately $925,000 in bank debt and an investment of approximately $320,000 by GA. The EBS Sale was structured so that Emdeon and GA each own interests in a limited liability company, EBS Master LLC (which we refer to as EBSCo), which owns the entities comprising EBS through a wholly owned limited liability company Emdeon Business Services LLC. The bank debt is an obligation of Emdeon Business Services LLC and its subsidiaries and is guaranteed by EBSCo, but is not an obligation of or guaranteed by Emdeon or any of Emdeon’s subsidiaries. Emdeon’s 48% ownership interest in EBSCo is reflected as an investment in Emdeon’s consolidated financial statements and is being accounted for under the equity method. In connection with the EBS Sale, we recognized a gain of $352,297.

In connection with the EBS Sale, we entered into a transition services agreement whereby we will provide EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo will provide us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBS to Emdeon are, in turn, used to fulfill Emdeon’s obligations to provide transition services to EPS. The services have various scheduled end dates, the longest of which extend one year from the EBS Sale. EBSCo or Emdeon may at any time terminate any individual service being received prior to the scheduled end date, although they will continue to remain liable for any costs incurred by the providing party due to early termination. In addition to the transition services agreement, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

Tender Offer.  On October 20, 2006, we commenced a tender offer to purchase, as amended, up to 140,000,000 shares of Emdeon Common Stock at a price of $12.00 per share (which we refer to as the 2006 Tender Offer). On December 4, 2006, we completed the 2006 Tender Offer and, as a result, repurchased 129,234,164 shares of Emdeon Common Stock at a price of $12.00 per share. The total cost of the 2006 Tender Offer was approximately $1.55 billion, which includes approximately $1,309 of costs directly attributable to the purchase. Through the 2006 Tender Offer and our stock repurchase programs, we purchased a total of 137,474,409 shares of Emdeon Common Stock during 2006, at an average price of $11.90 per share.

New Stock Repurchase Plan.  In December 2006, we announced a new stock repurchase program (which we refer to as the 2006 Repurchase Program), through which we were authorized to use up to $100,000 to purchase shares of Emdeon Common Stock from time to time, in the open market, through block trades or in private transactions. The 2006 Repurchase Program replaced a previous stock repurchase program. As of December 31, 2006, $88,676 remained available for repurchases under the 2006 Repurchase Program.

Acquisitions

During 2006, we acquired five companies, Subimo LLC (which we refer to as Subimo), Medsite, Inc. (which we refer to as Medsite), Interactive Payer Network, Inc. (which we refer to as IPN), Summex Corporation (which we refer to as Summex) and eMedicine.com, Inc. (which we refer to as eMedicine), or which we collectively called the 2006 Acquisitions.

•	On December 15, 2006, through WHC, we acquired Subimo, a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of estimated acquisition costs. The $26,000 of WHC equity, equal to 640,930 shares of WHC Class A Common Stock, will not be issued until December 2008, subject to certain conditions. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the sellers, the remaining 394,422 of these shares will be issued with certainty. Accordingly, we recorded a gain to equity of $11,627, in connection with the issuance of these 394,422 WHC shares. The results of operations of Subimo have been included in our financial statements from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On September 11, 2006, through WHC, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On July 18, 2006, we acquired IPN, a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, we agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in our financial statements, specifically within our EBS segment, from July 18, 2006, the closing date of the acquisition, through November 16, 2006, the closing date of the EBS Sale. The obligation to pay up to $3,000 in earn out payments was transferred in connection with the EBS Sale and is no longer our obligation.

•	On June 13, 2006, through WHC, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, we have agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On January 17, 2006, through WHC, we acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

During 2005, we acquired the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) and HealthShare Technology, Inc. (which we refer to as HealthShare), or which we collectively called the 2005 Acquisitions.

•	On December 2, 2005, through WHC, we acquired the assets of and assumed certain liabilities of Conceptis, a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The results of operations of Conceptis have been included in our financial statements from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

•	On March 14, 2005, through WHC, we acquired HealthShare, a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of estimated acquisition costs. The results of operations of HealthShare have been included in our financial statements from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

During 2004, we acquired six companies, MedicineNet, Inc. (which we refer to as MedicineNet), Esters Filtertechnik GmbH (which we refer to as Esters), RxList, LLC (which we refer to as RxList), ViPS, Inc. (which we refer to as ViPS), Epor, Inc. (which we refer to as Epor) and Dakota Imaging, Inc. (which we refer to as Dakota), or which we collectively called the 2004 Acquisitions.

•	On December 24, 2004, through WHC, we acquired MedicineNet, a privately held health information Web site for consumers. The total purchase consideration for MedicineNet was approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, we have agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. We paid $7,250 in April 2006 as a result of these thresholds being met. The results of operations of MedicineNet have been included in the WebMD segment.

•	During October 2004, we acquired Esters, a privately held distributor of porous plastic products and components. The total purchase consideration for Esters was approximately $3,333, comprised of $3,160 in cash, net of cash acquired, and $173 of acquisition costs. The results of operations of Esters have been included in our financial statements from the closing date of the acquisition and are included in the Porex segment.

•	On October 1, 2004, through WHC, we acquired RxList, a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration for RxList was approximately $5,216, comprised of $4,500 in cash at the time of acquisition, $500 paid in 2006 and $216 of acquisition costs. In addition, we have agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. We paid $2,387 in February 2006 as a result of the achievement of those page views exceeding certain thresholds. The results of operations of RxList have been included in our financial statements from October 1, 2004, the closing date of the acquisition, and are included in the WebMD segment.

•	On August 11, 2004, we completed the acquisition of ViPS, a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. The total purchase consideration for ViPS was approximately $166,588, comprised of $165,208 in cash, net of cash acquired, and $1,380 of acquisition costs. The results of operations of ViPS have been included in our financial statements from August 11, 2004, the closing date of the acquisition, and are reflected as its own operating segment.

•	On July 15, 2004, we acquired the assets of Epor, a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547, comprised of $2,000 in cash at the time of acquisition, $490 to be paid over five years, of which $90 was paid during 2005 and an additional $100 was paid during 2006, and $57 of acquisition costs. The results of operations of Epor have been included in our financial statements from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.

•	On April 30, 2004, we acquired Dakota, a privately held provider of automated healthcare claims processing technology and business process outsourcing services. We paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 or April 2006 in connection with the first and second earn out years ending March 2005 and March 2006, respectively. The Dakota business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of Dakota have been included in our financial statements, specifically within our EBS segment from April 30, 2004, the closing date of the acquisition, through November 16, 2006, the closing date of the EBS Sale. The obligation to pay up to $25,000 in earn out payments is the obligation of Emdeon and was not transferred in connection with the EBS Sale.

Background Information on Certain Trends and Strategies

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

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that WebMD will be able to attract more employers and health plans to use its private online portals and related services. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that WebMD is well positioned to benefit from these trends because WebMD’s private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

Changes in CMS Procurement Procedures.  ViPS is currently in the process of responding to a Request for Proposals issued by The Centers for Medicare & Medicaid Services, or CMS, for a new indefinite delivery/indefinite quantity or IDIQ, performance-based-contracting vehicle named Enterprise Systems Development, or ESD, under which ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next ten (10) years. Accordingly, there will be fewer companies awarded prime contracts, and those that are selected are likely to receive broader contracts than those made under the PITS contracting vehicle. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced.

Critical Accounting Estimates and Policies

Critical Accounting Estimates

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, prepaid advertising, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, Web site development costs, prepaid advertising and distribution services, certain accrued expenses, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable operating segment are as follows:

WebMD.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

ViPS.  ViPS generates revenue by licensing data warehousing and decision support software and providing related support and maintenance for that software, and by providing information technology consulting services to payers, including governmental payers. We charge healthcare payers annual license fees, which are typically based on the number of covered members, for use of their software and provide business and information technology consulting services to them on a time and materials basis. The professional consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure. Data warehousing and decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and, accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.

Porex.  Porex develops, manufactures and distributes porous plastic products and components. For standard products, Porex recognizes revenue upon shipment of product, net of sales returns and allowances. For sales of certain custom products, Porex recognizes revenue upon completion and customer acceptance. Recognition of amounts received in advance is deferred until all criteria have been met.

Emdeon Business Services.  Through the date of the EBS Sale on November 16, 2006, healthcare payers and providers paid us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also paid us fees for document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. Revenue for transaction services, patient statement and paid-claims communication services was recognized as the services were provided. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

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

asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006, 2005 or 2004.

•	Investments — Our investments, at December 31, 2006, consisted principally of certificates of deposit, auction rate securities, money market funds, asset back securities and U.S. Treasury Notes. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues their Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During 2006, WHC issued Class A Common Stock for the following transactions, which resulted in our ownership in WHC decreasing to 84.6%, as of December 31, 2006, from 85.8%, as of December 31, 2005:

•	Acquisition of Subimo. During the fourth quarter of 2006, WHC purchased Subimo for cash and agreed to the future issuance of WHC Class A Common Stock (see “— Introduction — Acquisitions” above for further details) and, accordingly, we recorded a gain to equity of $11,627 in connection with the issuance of the non-contingent portion of this WHC Class A Common Stock.

•	Other issuances. During 2006, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s 2005 Long-Term Incentive Plan and WHC issued WHC Class A Common Stock to its Board of Directors as payment for their services. The issuance of these shares resulted in an aggregate gain of $5,152. We expect to continue to record gains in the future related to the future issuances of WHC Class A Common Stock in these types of transactions.

•	Equity Investment in EBSCo — We account for our equity investment in EBSCo in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (which we refer to as APB 18), which stipulates that the equity method should be used to account for investments whereby an investor has ”the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. We believe our equity investment in EBSCo meets these criteria. We assess the recoverability of the carrying value of our investment whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A decline in value is deemed to be other-than-temporary, but not limited to, if we do not have the intent and ability to retain the investment until any anticipated recovery in carrying amount of the investment, inability of the investment to sustain an earnings capacity which would justify the carrying amount or the current fair value of the investment is less than its carrying amount. The current fair value of our equity investment in EBSCo exceeds its carrying amount.

•	Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued Statement of Financial Accounting Standard (which we refer to as

SFAS) No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006, and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006, are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006, will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2006, approximately $40,709 and $46,383 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.48 years and 2.04 years, related to the Emdeon and WHC stock-based compensation plans. The total recognition period for the remaining unrecognized stock-based compensation expense for both the Emdeon and WHC stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

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

•	Deferred Tax Assets — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $1.2 billion, which expire at varying dates from 2011 through 2026. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of December 31, 2006, valuation allowances were established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced. The valuation allowance excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%

Revenue	$1,098,608	100.0	$1,026,475	100.0	$918,097	100.0
Costs and expenses:
Costs of operations	623,758	56.8	595,654	58.0	536,289	58.4
Development and engineering	33,649	3.1	35,653	3.5	33,141	3.6
Sales, marketing, general and administrative	288,015	26.2	254,887	24.9	244,516	26.6
Depreciation and amortization	61,976	5.6	60,905	5.9	48,707	5.3
Legal expense	2,578	0.2	17,835	1.7	9,230	1.0
Gain on sale of EBS	352,297	32.1	—	—	—	—
Loss (gain) on investments	—	—	6,365	0.6	(457)	—
Interest income	32,339	2.9	21,527	2.1	18,716	2.0
Interest expense	18,779	1.7	16,322	1.6	19,251	2.1
Other expense, net	1,674	0.2	3,765	0.4	4,535	0.5

Income from continuing operations before income tax provision (benefit)	452,815	41.2	56,616	5.5	41,601	4.5
Income tax provision (benefit)	56,193	5.1	(1,001)	(0.1)	4,223	0.4
Minority interest in WHC	706	0.1	908	0.1	—	—
Equity in earnings of EBS Master LLC	763	0.1	—	—	—	—

Income from continuing operations	396,679	36.1	56,709	5.5	37,378	4.1
Income from discontinued operations, net of tax	371,060	33.8	16,265	1.6	1,956	0.2

Net income	$767,739	69.9	$72,974	7.1	$39,334	4.3

Revenue is currently derived from our three business segments: WebMD, ViPS and Porex, and was derived through our EBS segment through the date of the EBS Sale on November 16, 2006. WebMD services include: advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, WebMD also generates revenue from in-person CME programs. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets. EBS, which was a segment through November 16, 2006 (the date of the EBS Sale) provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses, including non-cash stock-based compensation expenses, for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, cost of postage related to our automated print-and-mail services and paid-claims communication services, a portion of facilities expenses, leased facilities and personnel costs and sales commissions paid to certain distributors of the EBS products and non-cash expenses related to prepaid advertising costs. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment.

Development and engineering expenses consist primarily of salaries and related expenses, including non-cash stock-based compensation expenses, associated with the development of applications and services. Expenses include compensation paid to development and engineering personnel, fees to outside contractors and consultants, and the maintenance of capital equipment used in the development process.

Sales, marketing, general and administrative expenses consist primarily of advertising, product and brand promotion, salaries and related expenses, including non-cash stock-based compensation expenses, for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to advertising and distribution services acquired in exchange for our equity securities.

Legal expense consists of costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Gain on sale of EBS consists of the gain recognized, including professional fees and other expenses incurred, in association with the EBS Sale.

Equity in earnings of EBS Master LLC consists of our portion of the earnings from our 48% ownership in EBSCo.

Discontinued operations consist of the historical operations of EPS, net of tax, and the gain recognized from the EPS Sale, net of tax.

Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash stock-based compensation expense. Expense for 2006 reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Expense for 2005 and 2004 primarily related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. The following table summarizes the non-cash stock-based compensation expense included in cost of operations, development and engineering, and sales, marketing, general and administrative expense in 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Stock-based compensation expense included in:
Cost of operations	$11,280	$—	$—
Development and engineering	993	—	—
Sales, marketing, general and administrative	32,682	4,880	7,860

Total	$44,955	$4,880	$7,860

•	Non-cash advertising expense. Expense related to the use of WHC’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments Emdeon issued in connection with an agreement Emdeon entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales, marketing, general and administrative expense when WHC uses the asset for promotion of WHC’s brand or the brand of one of Emdeon’s other subsidiaries.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that Emdeon issued to AOL as part of a strategic alliance Emdeon entered into with Time Warner in May 2001 under which WebMD became the primary provider of healthcare content, tools and services for use on certain AOL properties. The value of the warrant was amortized over the original three-year term of the strategic alliance and accordingly we have not recorded any non-cash distribution expense since April 2004. Non-cash distribution expense is reflected in sales, marketing, general and administrative expense within the accompanying consolidated statements of operations.

Modification to the Classification of Results

The following discussion of our operating results reflects the reclassification of EPS as a discontinued operation in the current year and prior year periods, as a result of the EPS Sale that was completed on September 14, 2006. In addition, our operating results reflect an increase in revenue and an offsetting increase to expenses, primarily within cost of operations, of $39,387, $53,771 and $53,861 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the intercompany activity between EPS and our other operating segments, primarily EBS through September 14, 2006, the date the EPS Sale was completed. This intercompany activity was primarily comprised of print-and-mail services (including postage) and electronic data interchange (which we refer to as EDI) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as a discontinued operation.

In contrast to the EPS Sale, the EBS Sale did not result in the accounting for EBS as a discontinued operation, because the EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements for all historical periods, through the date of the EBS Sale on November 16, 2006. Subsequent to the EBS Sale, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for 2006 and 2005, as well as the EBS segment results for these periods, are presented on a basis that makes prior period results not directly comparable to results for the full year of 2006. In our discussion of those results, we will highlight certain underlying trends that may not be apparent based on comparisons of those results with corresponding prior periods. In the discussion below, references to “taking into account the EBS Exclusion Period” or “the impact of the EBS Exclusion Period” mean that, in making qualitative comparisons with prior periods in order to highlight significant trends, the results of EBS are excluded in 2006 for the period from November 17, 2006 (the date of the EBS Sale) through December 31, 2006. Our WebMD, ViPS and Porex segment results were not affected by the EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

2006 and 2005

The following discussion is a comparison of our results of operations for the year ended December 31, 2006, to the year ended December 31, 2005.

Revenue

Our total revenue increased 7.0% to $1,098,608 in 2006 from $1,026,475 in 2005. The WebMD, ViPS and Porex segments accounted for $85,643, $8,561 and $6,578, respectively, of the increase. The increase was partially offset by a decrease in revenue of $28,215 from our EBS segment, which is the result of the impact of the EBS Exclusion Period.

Acquisitions completed during 2006 and 2005 in our WebMD segment contributed approximately $30,000 to the overall increase in revenue for 2006. Also contributing to the increase in revenue in 2006 was higher advertising and sponsorship revenue from WebMD’s public portals and an increase in the number of companies using WebMD’s private portal platform. In addition, excluding the impact of the EBS Sale, revenue increased in our Emdeon Business Services segment, primarily as a result of growth in our patient billing and remittance and payment services and an increase in postage rates that went into effect on January 8, 2006.

Costs and Expenses

Cost of Operations.  Cost of operations was $623,758 in 2006, compared to $595,654 in 2005. Our cost of operations represented 56.8% of revenue in 2006, compared to 58.0% of revenue in 2005. Included in cost of operations are non-cash stock-based compensation expenses of $11,280 for the year ended December 31, 2006, with no corresponding amount in the prior year period, as a result of the adoption of SFAS 123R.

Cost of operations, excluding the non-cash stock-based compensation expense, was $612,478 or 55.8% of revenue for the year ended December 31, 2006. This increase, in absolute dollars, was primarily due to higher compensation expenses as a result of higher staffing levels and outside personnel expenses related to WebMD’s Web site operation and development, increased expenses associated with creating and licensing WebMD content, increased production costs related to the timing of WebMD the Magazine which shipped larger issues in 2006, compared to 2005, the impact on EBS’ cost of operations of the postal rate increase that went into effect on January 8, 2006 and increased expenses related to the delivery of our consulting services within our ViPS operations. These items were partially offset by lower cost of operations in our EBS segment primarily as a result the impact of the EBS Exclusion Period, and also as a result of lower direct expenses in our EBS segment during 2006, when compared to 2005, through operating efficiencies and cost savings.

The decrease in cost of operations as a percentage of revenue, was primarily the result of the increased revenue discussed above, without a proportionate increase in cost of operations, as well as the impact of the EBS Exclusion Period, as EBS products have lower gross margins. Additionally, we encountered lower direct expenses in our EBS segment during 2006, when compared to 2005, through operating efficiencies and cost savings. These operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication charges and paper and other direct material costs, as well as lower personnel related costs. Partially offsetting this improvement was the impact of the postal rate increase which had a negative effect on cost of operations when reflected as a percentage of revenue.

Development and Engineering.  Development and engineering expense was $33,649 in 2006, compared to $35,653 in 2005. Our development and engineering expense represented 3.1% of revenue in 2006, compared to 3.5% of revenue in 2005. The primary decrease in development and engineering expense, in absolute dollars, was the result of the EBS Exclusion Period. Offsetting this decrease in development and engineering expense was an increase related to non-cash stock-based compensation of $993 related to the adoption of SFAS 123R and to WebMD’s 2006 and 2005 Acquisitions, which due to the timing of these acquisitions, were partially included or not included in our results during 2005.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $288,015 in 2006, compared to $254,887 in 2005. Our sales, marketing, general and administrative expense represented 26.2% of revenue in 2006, compared to 24.9% of revenue in 2005. Included in sales, marketing, general and administrative expense were non-cash expenses related to stock-based compensation and advertising services. Non-cash stock-based compensation was $32,682 in 2006, compared to $4,880 in 2005, reflecting the adoption of SFAS 123R on January 1, 2006. Non-cash expenses related to advertising and distribution services were $7,414 in 2006, compared to $10,534 in 2005. The decrease in non-cash advertising expense for 2006 was due to lower utilization of our prepaid advertising inventory.

Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above was $247,919, or 22.6% of revenue in 2006, compared to $239,473, or 23.3% of revenue in 2005. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses. We expect that the decrease in these expenses from 2005 to 2006, as a percentage of revenue, would have been greater if not for the impact of the EBS Exclusion Period. This is due to the fact that sales, marketing, general and administrative expenses of EBS represented a lower percentage of revenue than our remaining business.

The increase in absolute dollars in 2006, compared to 2005, was primarily due to increased compensation related costs due to higher staffing levels and higher sales commission expenses related to our WebMD segment, which were directly attributable to the increased revenue, as well as increased expenses related to recent acquisitions that were not included, or only partially included a year ago. In contrast, these higher costs at WebMD were partially offset by lower costs in 2006 for EBS related to the impact of the EBS Exclusion Period.

Depreciation and Amortization.  Depreciation and amortization expense was $61,976 in 2006, compared to $60,905 in 2005, which represented 5.6% and 5.9% of revenue in 2006 and 2005, respectively. The increase in absolute dollars was primarily due to depreciation and amortization expense relating to the 2006 Acquisitions and 2005 Acquisitions in our WebMD segment. Additionally, depreciation expense increased during 2006, compared to 2005, as a result of increased capital expenditures throughout 2005 and 2006, primarily within our WebMD segment. This increase was partially offset by a decrease in depreciation and amortization expense as a result of the EBS Sale. The EBS business was deemed to be an asset held for sale on September 26, 2006 in connection with the signing of a definitive agreement for the partial sale of that business, and accordingly, no depreciation or amortization expense was recorded for the EBS business during the fourth quarter of 2006.

Legal Expense.  Legal expense was $2,578 in 2006, compared to $17,835 in 2005. Legal expense represents the external costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and while they may continue to be significant, we expect these costs to continue to be lower in 2007, as compared to 2005, in part because existing insurance policies became available in December 2005 to cover the expenses of certain former officers and employees. In connection with the EPS Sale, we have agreed to indemnify Sage Software with respect to this matter.

Gain on Sale of EBS.  The gain on sale of EBS represents a gain of $352,297, recognized in connection with the sale of a 52% interest in EBS, for cash proceeds of approximately $1,209,000. See “— Introduction — Significant Transactions Completed During 2006”.

Loss (Gain) on Investments.  No gains or losses on investments were incurred during 2006. The loss on investments during 2005 was primarily related to a loss of $4,251 on marketable securities that we identified as securities to be liquidated in connection with the redemption of our 3 1/4% Convertible Subordinated Notes due 2007 (which we refer to as 3 1/4% Notes), as well as a loss of $2,723 related to the sale of marketable securities, the proceeds of which were used to purchase Emdeon Common Stock under the tender offer we completed on December 21, 2005 (which we refer to as 2005 Tender Offer).

Interest Income.  Interest income increased to $32,339 in 2006, from $21,527 in 2005. The increase was mainly due to higher rates of return in 2006, compared to 2005. Also contributing to the increase in interest income were higher investment balances, particularly during the fourth quarter of 2006, as a result of the proceeds received in connection with the EPS Sale on September 14, 2006 and the EBS Sale on November 16, 2006, partially offset by the $1.55 billion used in connection with the 2006 Tender Offer that was completed on December 4, 2006.

Interest Expense.  Interest expense increased to $18,779 in 2006, from $16,322 in 2005, primarily due to higher weighted average debt outstanding during 2006, compared to 2005.

Other Expense, Net.  Other expense, net was $1,674 and $3,765 in 2006 and 2005, respectively. Other expense, net in 2006 includes advisory expenses of $4,198 for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for our EBS business, from the time we initiated this exploration, through the date we signed the definitive agreement for the EBS Sale on September 26, 2006. Also included in other expense, net was transition services income of $2,524 earned from the service fee charged to EBSCo and Sage Software for services rendered under each of their respective transition services agreement. Other expense, net for 2005 of $3,765 represents a charge of $1,863 related to the settlement of litigation in 2005 and a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005.

Income Tax Provision (Benefit).  The income tax provision of $56,193 and benefit of $1,001 in 2006 and 2005, respectively, includes tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. In addition, the income tax provision (benefit) includes a non-cash provision for taxes of $30,770 and $174 in 2006 and 2005, respectively, that has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations and therefore the related valuation allowance was reversed through goodwill. The income tax provision in 2006 was considerably higher than in prior periods, as a result of the gain we recorded in connection with the EBS Sale. In 2005, the tax expense was offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of various statutes.

Minority Interest in WHC.  Minority interest of $706 and $908 in 2006 and 2005, respectively, represents the minority stockholders’ proportionate share of income for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax represents EPS’s net operating results of $17,902 during the period from January 1, 2006 through the date of sale on September 14, 2006 and $16,265 for the year ended December 31, 2005, as well as a gain of $353,158, net of tax, recognized in 2006 in connection with the completed EPS Sale.

2005 and 2004

The following discussion is a comparison of the results of operations for the year ended December 31, 2005, to the year ended December 31, 2004.

Revenue

Our total revenue increased 11.8% to $1,026,475 in 2005 from $918,097 in 2004. The ViPS, WebMD, EBS and Porex segments accounted for $65,620, $33,921, $7,205 and $2,025, respectively, of the revenue increase.

Revenue from customers acquired through the 2005 Acquisitions and 2004 Acquisitions contributed $69,689 to the overall increase in revenue for 2005, of which $52,231 related to the ViPS acquisition in August 2004. Excluding revenue from the 2005 Acquisitions and 2004 Acquisitions, the remaining increase in revenue was primarily related to increased revenue in the WebMD segment from advertising and sponsorship revenue related to WebMD’s public portals and licensing revenue from WebMD’s private online portals. In addition, revenue increased in the EBS segment as a result of increased sales of our paid-claims communication services and our patient statement services. Also contributing to our revenue growth, were increased sales of our consulting services for governmental agency customers in the ViPS segment. Partially offsetting these increases in revenue was lower revenue for traditional medical services in EBS.

Costs and Expenses

Cost of Operations.  Cost of operations was $595,654 in 2005, compared to $536,289 in 2004. Our cost of operations represented 58.0% of revenue in 2005, compared to 58.4% of revenue in 2004. Favorably impacting cost of operations as a percentage of revenue for 2005, as compared to 2004, was lower sales commissions paid to our channel partners and lower data communication expenses in EBS. Partially offsetting these lower costs were increased compensation related costs in the WebMD segment due to increased headcount for information technology relating to WebMD’s Web site operations. Additionally, product mix impacted cost of operations as a percentage of revenue as the loss of $11,000 of News Corporation content syndication revenues, which had no corresponding incremental expenses, were replaced with revenues that have higher cost of operations, such as our ViPS government consulting services and WebMD the Magazine. Included in cost of operations were non-cash expenses related to advertising services of $336 and $901 for 2005 and 2004, respectively.

Development and Engineering.  Development and engineering expense was $35,653 in 2005, compared to $33,141 in 2004. Our development and engineering expense represented 3.5% of revenue in 2005, compared to 3.6% of revenue in 2004. The primary increase in development and engineering expense, in absolute dollars, was related to the development and engineering expense of the ViPS, HealthShare and MedicineNet product lines which, due to timing of these acquisitions, were partially included or not included in our results during 2004.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $254,887 in 2005, compared to $244,516 in 2004. Our sales, marketing, general and administrative expense represented 24.9% of revenue in 2005, compared to 26.6% of revenue in 2004. Included in sales, marketing, general and administrative expense were non-cash expenses related to advertising services, distribution services and stock-based compensation. Non-cash expenses related to advertising and distribution services were $10,534 in 2005, compared to $17,925 in 2004. The decrease in non-cash advertising and distribution expense for 2005 was due to lower utilization of our prepaid advertising inventory, as well as a decline in the expense related to our distribution agreement with AOL, which became fully amortized in May 2004. Non-cash stock-based compensation was $4,880 in 2005, compared to $7,860 in 2004. The decrease in non-cash stock-based compensation was primarily related to the vesting schedules of options issued and assumed in connection with business combinations and the restricted stock issued to certain employees in 2004.

Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above, was $239,473, or 23.3% of revenue in 2005, compared to $218,731, or 23.8% of revenue in 2004. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, in absolute dollars was primarily due to increases in compensation-related costs related to increased staffing and sales commissions associated with the growth of our revenue, as well as higher general and administrative expense related to recent acquisitions we have made. Additionally, sales, marketing, general and administrative expenses during 2005 include severance and other expenses associated with the resignation or termination of several executive positions, and recruiting costs related to new executive positions, principally within the WebMD segment. Offsetting these increased expenses during 2005 was the reduction of professional service costs related to our implementation efforts with respect to the HIPAA Transaction Standards, which were substantially completed during the fourth quarter of 2004. Although our sales, marketing, general and administrative expense has increased in absolute dollars during 2005, the decrease in this expense as a percentage of revenue was primarily due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses, with the exception of certain increased staffing and additional sales commissions, which were directly attributable to the increased revenue. Additionally, the full year inclusion of the ViPS operations in 2005, contributed to the decrease in sales, marketing, general and administrative expenses as a percentage of revenue, as the ViPS operations have lower administrative expenses than some of our other operations.

Depreciation and Amortization.  Depreciation and amortization expense was $60,905 in 2005, compared to $48,707 in 2004, which represented 5.9% and 5.3% of revenue in 2005 and 2004, respectively. The increase was primarily due to approximately $12,000 of additional amortization expense relating to the 2005 Acquisitions and 2004 Acquisitions. Additionally, depreciation expense increased during 2005, compared to 2004, as a result of increased capital expenditures made throughout our company during 2005 and the later part of 2004. These increases were slightly offset by a decrease of approximately $3,100 in amortization expense as a result of the intangible asset for Medifax’s trade name becoming fully amortized in December 2004.

Legal Expense.  Legal expense was $17,835 in 2005, compared to $9,230 in 2004. Legal expense represents the external costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. While we cannot predict these costs and expenses with certainty and while they may continue to be significant, we expect these costs to continue to be lower in 2007, as compared to 2005, in part because existing insurance policies became available in December 2005 to cover the expenses of certain former officers and employees. In connection with the EPS Sale, we have agreed to indemnify Sage Software with respect to this matter.

Loss (Gain) on Investments.  Loss (gain) on investments represented a loss of $6,365 for 2005 and a gain of $457 for 2004. The loss on investments during 2005 was primarily related to a loss of $4,251 on marketable securities that we identified as securities to be liquidated in connection with the redemption of our 3 1/4% Notes. Also during 2005, we recognized a loss of $2,723 related to the sale of marketable securities, the proceeds of which were used to purchase Emdeon Common Stock under the 2005 Tender Offer.

Interest Income.  Interest income increased to $21,527 in 2005, from $18,716 in 2004. This increase was mainly due to higher rates of return in 2005, compared to 2004.

Interest Expense.  Interest expense decreased to $16,322 in 2005, from $19,251 in 2004, primarily due to lower weighted average debt outstanding during 2005, compared to 2004.

Other Expense, Net.  Other expense, net for 2005 and 2004 was $3,765 and $4,535, respectively. Other expense, net in 2005 represents a charge of $1,863 related to the settlement of litigation in 2005 and a loss of $1,902 related to the redemption of the 3 1/4% Notes on June 2, 2005. Other expense, net in 2004 of $4,535 represents an incremental charge taken in connection with the settlement of a lawsuit against the landlord of a property leased in 2000, but never occupied. The remaining cost of the settlement was previously expensed in connection with the restructuring and integration plan that we announced in September 2000.

Income Tax Provision (Benefit).  The income tax benefit of $1,001 and provision of $4,223 in 2005 and 2004, respectively, primarily consist of tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. In 2005, this tax expense was offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of various statutes. The 2005 income tax benefit also includes a provision for federal taxes that has not been reduced by the reversal of valuation allowance as these tax benefits were acquired through business combinations.

Minority Interest in WHC.  Minority interest was $908 in 2005 and represents the minority stockholders’ proportionate share of income for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations represents EPS’s net operating results of $16,265 and $1,956 in 2005 and 2004, respectively. The increase in EPS’s operating results was due to increased revenue, as well as changes in the types of revenue we received, which can have varying degrees of profitability. Also contributing to the increase in EPS’s operating results were improvements in EPS’s delivery and customer service infrastructure.

Results of Operations by Operating Segment

We evaluate the performance of the business based upon earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (which we refer to as Legal expense); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the EBS Sale; a gain on sale of a 52% interest in our EBS segment (which we refer to as Gain on sale of EBS), equity in earnings of EBSCo, which represents Emdeon’s 48% portion of EBS’s income (which we refer to as Equity in earnings of EBS Master LLC); charge related to the redemption of the 3 1/4% Notes; minority interest in our consolidated WebMD segment; non-cash advertising expense related to advertising acquired in exchange for our equity securities; costs and expenses related to the settlement of litigation in 2005; and non-cash stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental non-cash stock-based compensation expense associated with the adoption of SFAS 123R.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, we have reclassified certain expenses related to activities that were previously managed, and therefore reported, within the Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by our continuing operations, and therefore these expenses were reclassified for the current and comparable periods. The expenses which were reclassified to the discontinued EPS segment aggregated $924, $1,750 and $1,837 in 2006, 2005 and 2004, respectively.

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net income are presented below (amounts in thousands):

	Years Ended December 31,
	2006(a)	2005	2004

Revenue
Emdeon Business Services	$661,090	$689,305	$682,100
WebMD	253,881	168,238	134,317
ViPS	98,874	90,313	24,693
Porex	85,702	79,124	77,099
Inter-segment eliminations	(939)	(505)	(112)

	$1,098,608	$1,026,475	$918,097

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$152,911	$138,529	$128,361
WebMD	53,079	27,546	26,307
ViPS	20,529	16,913	4,277
Porex	24,974	22,524	22,650
Corporate	(43,414)	(49,481)	(50,758)

	208,079	156,031	130,837
Interest, taxes, non-cash and other items
Depreciation and amortization	(61,976)	(60,905)	(48,707)
Non-cash stock-based compensation	(44,955)	(4,880)	(7,860)
Non-cash advertising and distribution	(7,414)	(10,870)	(18,826)
Legal expense	(2,578)	(17,835)	(9,230)
Interest income	32,339	21,527	18,716
Interest expense	(18,779)	(16,322)	(19,251)
Income tax (provision) benefit	(56,193)	1,001	(4,223)
Minority interest in WHC	(706)	(908)	—
Equity in earnings of EBS Master LLC	763	—	—
Gain on sale of EBS	352,297	—	—
(Loss) gain on investments	—	(6,365)	457
Other expense	(4,198)	(3,765)	(4,535)

Income from continuing operations	396,679	56,709	37,378
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$767,739	$72,974	$39,334

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

2006 and 2005

The following discussion is a comparison of the results of operations for each of our operating segments and corporate segment for the year ended December 31, 2006, to the year ended December 31, 2005.

Emdeon Business Services.  Revenue was $661,090 in 2006, a decrease of $28,215 or 4.1% from 2005. The decrease in revenue was due to the impact of the EBS Exclusion Period. Offsetting the decrease in revenue was growth in our electronic transactions, patient statements and remittance and payment services and an increase in postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006.

Earnings before interest, taxes, non-cash and other items was $152,911 in 2006, compared to $138,529 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 23.1% in 2006, compared to 20.1% in 2005. The increase in operating margin, as a percentage of revenue, was primarily the result of higher revenue as discussed above, without a proportionate increase in costs. This was due to a combination of certain costs that are more fixed in nature and do not increase proportionately with revenue including certain personnel related costs, as well as the result of operating efficiencies and cost savings. The operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication expenses and other direct material costs related to our patient statement and remittance and payment service offerings. The increase in operating margin was slightly offset by the impact of the increased postage rates which went into effect at the beginning of the current year.

WebMD.  Revenue was $253,881 in 2006, an increase of $85,643 or 50.9% from 2005. The increase in revenue was the result of increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals. Excluding the impact of the 2006 Acquisitions and 2005 Acquisitions on revenue, total revenue increased approximately $55,000, or 32%, from 2005 to 2006.

Earnings before interest, taxes, non-cash and other items was $53,079 in 2006, compared to $27,546 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 20.9% in 2006, compared to 16.4% in 2005. This increase in operating margin was primarily due to the higher revenue from the increase in number of brands and sponsored programs in our public portals, as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses. This increase was partially offset by a charge of approximately $3,100 during 2005 related to the resignation of WebMD’s former CEO and other personnel and recruitment of WebMD’s Executive Vice President of Product and Programming and Chief Technology Officer.

ViPS.  Revenue was $98,874 in 2006, an increase of $8,561 or 9.5% from 2005. The increase for 2006 compared to a year ago was due to increased professional consulting services that we provide to governmental agencies, and license revenue and related support and maintenance revenue related to data warehousing and decision-support software.

Earnings before interest, taxes, non-cash and other items was $20,529 in 2006, compared to $16,913 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 20.8% in 2006, compared to 18.7% in 2005. The increase in operating margin for 2006, as compared to 2005, was primarily due to the changes in the type of revenue we earned (which can have varying degrees of profitability), such as the higher software revenue we earned in the current year periods, which have higher margins than certain types of consulting services, including the consulting services we provide to governmental agencies. The increase was slightly offset by higher facility and personnel cost to support the growth within our ViPS segment.

Porex.  Revenue was $85,702 in 2006, an increase of $6,578 or 8.3% from 2005. The increase in revenue for 2006, was primarily due to increased sales of our foreign industrial products, healthcare and consumer products.

Earnings before interest, taxes, non-cash and other items was $24,974 in 2006, compared to $22,524 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 29.1% in 2006, compared to 28.5% in 2005. The increase in operating margin was primarily due to the higher revenue, as discussed above, offset by higher personnel costs and higher direct costs relating to the mix of products produced.

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate expenses decreased to $43,414, or 4.0% of consolidated revenue in 2006, compared to $49,481, or 4.8% of consolidated revenue in 2005. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs which are generally more fixed in nature. Additionally, in connection with the transition services we are providing to EPS and EBSCo following the EPS Sale and EBS Sale, we charged EPS and EBSCo transition services fees of $2,524 during 2006, which is net of certain fees we pay to EBSCo, related to certain services they perform for us. This amount was reflected within our Corporate segment during 2006, partially offsetting the cost of providing these services.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by the EBS segment and certain services provided by the WebMD segment to our other operating segments.

2005 and 2004

The following discussion is a comparison of the results of operations for each of our operating segments and corporate segment for the year ended December 31, 2005, to the year ended December 31, 2004.

Emdeon Business Services.  Revenue was $689,305 in 2005, an increase of $7,205 or 1.1% from 2004. Revenue from customers acquired through the 2004 Acquisitions contributed $5,578 to the increase in revenue. Excluding revenue from customers acquired through the 2004 Acquisitions, revenue increased as a result of growth in our paid-claims communication services, offset by a decrease in revenue for traditional medical services.

Earnings before interest, taxes, non-cash and other items was $138,529 in 2005, compared to $128,361 in 2004. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 20.1% in 2005, compared to 18.8% in 2004. The increase in our operating margin, as a percentage of revenue, was primarily the result of lower sales commissions paid to our channel partners including practice management and hospital information system vendors, lower data communication expenses and lower professional service costs related to our implementation efforts with respect to the HIPAA transaction standards, which were substantially completed in the fourth quarter of 2004.

WebMD.  Revenue was $168,238 in 2005, an increase of $33,921 or 25.3% from 2004. The increase in revenue was the result of increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals. Also contributing to the increase in revenue for 2005 was $7,661 and $933 related to the acquisitions of HealthShare and Concepts, respectively. Partially offsetting these increases was the loss of revenue from our content syndication agreement with News Corporation, which expired in January 2005. Included in revenue was $1,000 for 2005, compared to revenue of $12,000 for 2004, related to the News Corporation agreement.

Earnings before interest, taxes, non-cash and other items was $27,546 in 2005, compared to $26,307 in 2004. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 16.4% in 2005, compared to 19.6% in 2004. This decrease in operating margin as a percentage of revenue was primarily due to a charge of approximately $3,100 during 2005 related to the resignation of WebMD’s former CEO and other personnel and the recruitment of WebMD’s Executive Vice President of Product and Programming and Chief Technology Officer. Additionally, WebMD incurred higher information technology and sales and marketing expenses, as well as the decline in revenue due to the expiration of the content syndication agreement with News Corporation referred to above, which had no corresponding incremental expenses.

ViPS.  Revenue was $90,313 in 2005, an increase of $65,620 from 2004. ViPS was purchased on August 11, 2004 and, as such, $52,231 of the increase in revenue represents revenue from customers acquired.

The remaining increase in revenue of $13,389 represents additional consulting services provided to our governmental agency customers.

Earnings before interest, taxes, non-cash and other items was $16,913 in 2005, compared to $4,277 in 2004. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 18.7% in 2005, compared to 17.3% in 2004. The increase in operating margin was due to the higher revenue discussed above without the proportionate increase in cost.

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

Earnings before interest, taxes, non-cash and other items was $22,524 in 2005, compared to $22,650 in 2004. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 28.5% in 2005, compared to 29.4% in 2004. The decrease in operating margin as a percentage of revenue was due to changes in the types of products sold in 2005 (which can have varying degrees of profitability), as well as higher personnel and professional costs.

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate expenses decreased to $49,481, or 4.8% of consolidated revenue, in 2005, compared to $50,758, or 5.5% of consolidated revenue, in 2004. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount and lower professional costs related to our efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by the EBS segment and certain services provided by the WebMD segment to our other operating segments.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of December 31, 2006, we had an accumulated deficit of approximately $9.3 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development. We do not expect to pay dividends to our stockholders.

Cash Flow

As of December 31 2006, we had approximately $648,831 in cash and cash equivalents and short-term investments, including $54,150 in cash and cash equivalents and short-term investments held by WHC. We invest our excess cash principally in U.S. Treasury obligations, money market funds and other short-term liquid cash investments and expect to do so in the future. As of December 31, 2006, all our marketable securities were classified as available-for-sale. In February 2007, we transferred $140,000 to WHC as an estimate of the payment required in accordance with the tax sharing agreement between Emdeon and WHC, which requires Emdeon to reimburse WHC for WHC’s net operating losses utilized in connection with the gains Emdeon realized in 2006 on the EPS Sale and EBS Sale transactions. The transfer of the $140,000 had no impact on our consolidated cash position or liquidity.

Cash provided by operating activities from our continuing operations was $173,035 in 2006, compared to $128,856 in 2005. The principal source of the $44,179 increase in cash provided by operating activities from our continuing operations when compared to a year ago, was higher income from continuing operations, excluding the gain we realized on the EBS Sale and non-cash items such as depreciation, amortization and stock compensation expenses. Changes in consolidated working capital between 2006 and 2005 had a negligible impact on our cash flow from operations.

Cash provided by investing activities from our continuing operations was $1,764,551 in 2006, compared to $183,507 in 2005. Cash provided by investing activities from our continuing operations in 2006 was primarily attributable to $1,199,872 and $522,604 of proceeds received from the EBS Sale and EPS Sale, respectively, as well as $241,469 of net proceeds from maturities and sales of available-for-sale securities. Cash paid in business combinations, net of cash acquired, was $152,772 in 2006, which primarily related to the acquisitions of Subimo, Medsite, Summex and eMedicine, as well as contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. (which we refer to as ABF) and MedicineNet. Cash provided by investing activities from our continuing operations in 2005 included net proceeds of $304,919 from maturities and sales of available-for-sale securities. Cash paid in business combinations, net of cash acquired, was $93,712 in 2005, which primarily related to the ABF contingent consideration payment and the acquisitions of HealthShare and MedicineNet. Investments in property and equipment were $54,885 in 2006, compared to $51,276 in 2005. We anticipate capital expenditure requirements of approximately $23,000 to $28,000 in 2007, primarily within our WebMD segment.

Cash used in financing activities was $1,479,646 in 2006, compared to cash used in financing activities of $196,049 in 2005. Cash used in financing activities in 2006 principally related to the repurchases of a total of 137.5 million shares of Emdeon Common Stock for $1,635,287, offset by proceeds from the issuance of Emdeon Common Stock and WHC Class A Common Stock, primarily resulting from exercises of employee stock options, of $156,078. Cash used in financing activities in 2005 principally related to the repurchase of 69.4 million shares of Emdeon Common Stock for $570,514 and the redemption of our 3 1/4% Notes for $86,694. These uses of cash were offset by net proceeds of $289,875 from the issuance of our 3 1/8% Convertible Notes due 2025 (which we refer to as 3 1/8% Notes) in August 2005, $123,344 in net proceeds from the issuance of WHC Class A Common Stock in an initial public offering and proceeds of $48,571 related to the issuance of Emdeon Common Stock, primarily resulting from exercises of employee stock options.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the EPS segment as a result of the EPS Sale. Our cash flows from discontinued operations are comprised of cash flows provided by operating activities, representing $25,985, $32,430 and $29,991, and cash flows used in investing activities, representing $26,010, $34,575 and $28,536, for 2006, 2005 and 2004, respectively. There were no cash flows from financing activities for the EPS segment.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2006 for future specified contractual obligations that are not reflected in our consolidated balance sheets, as well as the estimated timing of the cash payments associated with these obligations. This table also provides the timing of cash payments related to our long-term debt obligations included in our consolidated balance sheets. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(a)	$727,688	$15,500	$31,000	$371,813	$309,375
Leases(b)	60,870	11,580	19,311	14,782	15,197
Purchase obligations(c)	4,047	4,047	—	—	—
Other long term liabilities	730	289	441	—	—

Total	$793,335	$31,416	$50,752	$386,595	$324,572

(a)	Long-term debt includes our 3 1/8% Notes, and our 1.75% Convertible Subordinated Notes due 2023, which are first puttable at the option of the holders in 2012 and 2010, respectively. Amounts include our contractual interest payments through the earliest date at which these notes are puttable by the holder.

(b)	The lease amounts are net of sublease income.

(c)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

In addition to the commitments discussed above, we have contingent consideration payments of up to $37,500 related to prior acquisitions we have made if certain milestones are achieved for those businesses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Outlook on Future Liquidity

We expect our operating cash flows to be lower during 2007, as compared to 2006 as a result of the absence of cash flows generated by the EPS segment. In addition to the EPS Sale, we expect the EBS Sale to result in lower operating cash flows for 2007, as compared to 2006. While we still own a 48% interest in EBS through our investment in EBSCo, the profitability of EBSCo will be reduced as a result of the interest expense related to the $925,000 in debt that EBSCo incurred in connection with the EBS Sale. Further, as a result of a credit agreement between EBSCo and the financial institutions that issued the debt, payment of any cash distributions out of EBSCo will be restricted to certain tax related distributions, which are expected to be minimal, if any, in 2007. Even though we have sold or partially sold two of our significant businesses, we expect our 2007 operating cash flows to be positive by experiencing continued positive operating cash flows in our WebMD, ViPS and Porex segments and by lowering our operating expenses within the Corporate segment.

We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements, including the capital requirements related to the roll-out of new or updated products in 2007 and 2008. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, cost of maintaining and upgrading the information technology platforms and communications systems that WebMD uses to provide its services, potential future acquisitions and additional repurchases of Emdeon Common Stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (which we refer to as SFAS 159). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at our option. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice is made in the first 120 days of that fiscal year and SFAS No. 157, “Fair Value Measurements” is also adopted. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (which we refer to as SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (which we refer to as FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio without significantly increasing risk. This objective is accomplished by adherence to our investment policy, which establishes the list of eligible types of securities and credit requirements for each investment.

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-governmental debt securities, money market funds and highly liquid United States Treasury notes. Principal amounts expected to mature during 2007 are $33.9 million.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $3.6 million, $(3.3) million and $2.1 million in 2006, 2005 and 2004, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-61 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Emdeon’s disclosure controls and procedures were effective as of December 31, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in Emdeon’s internal control over financial reporting, as defined in Exchange Act Rule 13(a)-15(f), occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting, except for changes in internal controls in connection with: (1) EPS being accounted for as a discontinued operation as a result of the EPS Sale; (2) EBS being accounted for under the equity method as a result of completion of the EBS Sale on November 16, 2006; and (3) the continuing conversion by WHC to a new enterprise resource planning system (including new accounting software). During the fourth quarter of 2006, WHC continued the implementation of a new third-party enterprise resource planning system which it began to implement earlier in 2006. As a result, certain business processes and accounting procedures of our WebMD segment have changed. These changes were made in accordance with WHC’s plan to implement separate systems from those of Emdeon and not in response to any identified deficiency or weakness in WHC’s or Emdeon’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2007.

EMDEON CORPORATION

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Mark D. Funston, Lewis H. Leicher and Charles A. Mele, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kevin M. Cameron Kevin M. Cameron	Director; Chief Executive Officer (principal executive officer)	March 1, 2007

/s/ Mark D. Funston Mark D. Funston	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2007

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 1, 2007

/s/ Paul A. Brooke Paul A. Brooke	Director	March 1, 2007

/s/ Neil F. Dimick Neil F. Dimick	Director	March 1, 2007

/s/ James V. Manning James V. Manning	Director	March 1, 2007

/s/ Herman Sarkowsky Herman Sarkowsky	Director	March 1, 2007

Signature	Capacity	Date

/s/ Joseph E. Smith Joseph E. Smith	Director	March 1, 2007

/s/ Martin J. Wygod Martin J. Wygod	Director	March 1, 2007

Emdeon Corporation
Index to Consolidated Financial Statements and Supplemental Data

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets at December 31, 2006 and 2005	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-10
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

Emdeon management assessed the effectiveness of Emdeon’s internal control over financial reporting as of December 31, 2006. In making this assessment, Emdeon management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, Emdeon management concluded that Emdeon maintained effective internal control over financial reporting as of December 31, 2006.

The audited consolidated financial statements of Emdeon included in this Annual Report on Form 10-K (the “Financial Statements”) include: the results of Summex Corporation (“Summex”) from June 13, 2006, the date of its acquisition by Emdeon; the results of businesses acquired from Medsite, Inc. (“Medsite”) from September 11, 2006, the date of Emdeon’s acquisitions of those assets and assumption of related liabilities; and the results of Subimo, LLC (“Subimo”) from December 15, 2006, the date of its acquisition by Emdeon. Those acquisitions are described in Note 5 of the Financial Statements under the caption “2006 Acquisitions.” However, Emdeon management’s assessment of internal control over financial reporting of Emdeon does not include an assessment of internal control over financial reporting of Summex, Medsite or Subimo, which together constituted 10.3% of Emdeon’s total assets as of December 31, 2006 and 0.8% of Emdeon’s revenue for the year then ended.

Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on the Financial Statements, has issued a report on Emdeon management’s assessment of Emdeon’s internal control over financial reporting. That report appears on page F-3.

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Emdeon Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Emdeon Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emdeon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summex Corporation, Medsite, Inc. and Subimo, LLC, which are included in the 2006 consolidated financial statements of Emdeon Corporation from the date of their acquisitions on June 13, 2006, September 11, 2006 and December 15, 2006, respectively, and together constituted 10.3% of total assets as of December 31, 2006 and 0.8% of revenue for the year then ended. Our audit of internal control over financial reporting of Emdeon Corporation also did not include an evaluation of the internal control over financial reporting of Summex Corporation, Medsite, Inc. and Subimo, LLC.

In our opinion, management’s assessment that Emdeon Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emdeon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emdeon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Emdeon Corporation and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Emdeon Corporation

We have audited the accompanying consolidated balance sheets of Emdeon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emdeon Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007

EMDEON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$614,691	$155,616
Short-term investments	34,140	267,387
Accounts receivable, net of allowance for doubtful accounts of $1,296 at December 31, 2006 and $6,909 at December 31, 2005	121,608	195,317
Inventory	9,922	10,791
Due from EBS Master LLC	30,716	—
Prepaid expenses and other current assets	31,871	30,936
Assets of discontinued operations	—	254,247

Total current assets	842,948	914,294
Marketable equity securities	2,633	4,430
Property and equipment, net	72,040	95,686
Goodwill	337,669	895,975
Intangible assets, net	129,473	235,271
Investment in EBS Master LLC	1,521	—
Other assets	65,659	50,027

TOTAL ASSETS	$1,451,943	$2,195,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,996	$7,739
Accrued expenses	113,175	170,102
Deferred revenue	87,438	68,390
Liabilities of discontinued operations	—	68,436

Total current liabilities	204,609	314,667
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	14,420	14,518
Minority interest in WebMD Health Corp. (WHC)	102,294	43,229
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2006 and December 31, 2005	98,768	98,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 449,600,747 shares issued at December 31, 2006; 428,624,239 shares issued at December 31, 2005	45	43
Additional paid-in capital	12,290,126	12,121,431
Deferred stock compensation	—	(3,699)
Treasury stock, at cost; 287,770,823 shares at December 31, 2006; 150,296,414 shares at December 31, 2005	(2,585,769)	(950,482)
Accumulated deficit	(9,332,660)	(10,100,164)
Accumulated other comprehensive income	10,110	7,607

Total stockholders’ equity	381,852	1,074,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,943	$2,195,683

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenue:
Services	$998,252	$932,273	$825,405
Products	100,356	94,202	92,692

Total revenue	1,098,608	1,026,475	918,097
Cost of operations:
Services	581,108	555,208	497,644
Products	42,650	40,446	38,645

Total cost of operations	623,758	595,654	536,289
Development and engineering	33,649	35,653	33,141
Sales, marketing, general and administrative	288,015	254,887	244,516
Depreciation and amortization	61,976	60,905	48,707
Legal expense	2,578	17,835	9,230
Gain on sale of EBS	352,297	—	—
Loss (gain) on investments	—	6,365	(457)
Interest income	32,339	21,527	18,716
Interest expense	18,779	16,322	19,251
Other expense, net	1,674	3,765	4,535

Income from continuing operations before income tax provision (benefit)	452,815	56,616	41,601
Income tax provision (benefit)	56,193	(1,001)	4,223
Minority interest in WHC	706	908	—
Equity in earnings of EBS Master LLC	763	—	—

Income from continuing operations	396,679	56,709	37,378
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$767,739	$72,974	$39,334

Basic income per common share:
Income from continuing operations	$1.42	$0.17	$0.12
Income from discontinued operations	1.33	0.04	0.00

Net income	$2.75	$0.21	$0.12

Diluted income per common share:
Income from continuing operations	$1.25	$0.16	$0.11
Income from discontinued operations	1.12	0.05	0.01

Net income	$2.37	$0.21	$0.12

Weighted-average shares outstanding used in computing income per common share:
Basic	279,234	341,747	320,080

Diluted	331,642	352,852	333,343

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
								Accumulated
			Additional	Deferred				Other	Total
	Common Stock		Paid-In	Stock	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Income	Equity

Balances at December 31, 2003	384,751,705	$38	$11,726,734	$(4,683)	76,576,865	$(347,858)	$(10,212,054)	$16,420	$1,178,597
Net income	—	—	—	—	—	—	39,334	—	39,334
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(10,581)	(10,581)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,118	2,118

Comprehensive income	—	—	—	—	—	—	—	—	30,871
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	9,289,615	1	38,051	—	—	—	—	—	38,052
Issuance of warrants in connection with strategic alliances and services	—	—	15	—	—	—	—	—	15
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(184)	—	(184)
Deferred stock compensation	—	—	13,001	(13,001)	—	—	—	—	—
Stock compensation expense	—	—	70	8,905	—	—	—	—	8,975
Purchase of treasury stock	—	—	—	—	4,272,630	(32,110)	—	—	(32,110)
Adjustment to deferred stock compensation for terminations	—	—	(960)	960	—	—	—	—	—

Balances at December 31, 2004	394,041,320	39	11,776,911	(7,819)	80,849,495	(379,968)	(10,172,904)	7,957	1,224,216
Net income	—	—	—	—	—	—	72,974	—	72,974
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	2,976	2,976
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,326)	(3,326)

Comprehensive income	—	—	—	—	—	—	—	—	72,624
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	11,385,269	1	48,570	—	—	—	—	—	48,571
Gain on issuance of WHC Class A Common Stock	—	—	82,275	—	—	—	—	—	82,275
Conversion of 3 1/4% convertible subordinated notes	23,197,650	3	214,014	—	—	—	—	—	214,017
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(234)	—	(234)
Deferred stock compensation	—	—	2,241	(2,241)	—	—	—	—	—
Stock compensation expense	—	—	330	3,451	—	—	—	—	3,781
Purchase of treasury stock under repurchase program	—	—	—	—	2,541,000	(21,246)	—	—	(21,246)
Purchase of treasury stock in tender offer	—	—	—	—	66,905,919	(549,268)	—	—	(549,268)
Adjustment to deferred stock compensation for terminations	—	—	(2,910)	2,910	—	—	—	—	—

Balances at December 31, 2005	428,624,239	43	12,121,431	(3,699)	150,296,414	(950,482)	(10,100,164)	7,607	1,074,736
Net income	—	—	—	—	—	—	767,739	—	767,739
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(1,108)	(1,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,611	3,611

Comprehensive income	—	—	—	—	—	—	—	—	770,242
Issuance of common stock for option exercises, ESPP and other issuances	20,976,508	2	151,237	—	—	—	—	—	151,239
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(235)	—	(235)
Reversal of deferred stock compensation — adoption of SFAS 123R	—	—	(3,699)	3,699	—	—	—	—	—
Stock compensation expense	—	—	26,720	—	—	—	—	—	26,720
Purchase of treasury stock under repurchase program	—	—	—	—	8,240,245	(83,167)	—	—	(83,167)
Purchase of treasury stock in tender offer	—	—	—	—	129,234,164	(1,552,120)	—	—	(1,552,120)
Gain on issuances of WHC Class A Common Stock	—	—	16,779	—	—	—	—	—	16,779
Minority interest impact of cash transferred to WHC	—	—	(22,342)	—	—	—	—	—	(22,342)

Balances at December 31, 2006	449,600,747	$45	$12,290,126	$—	287,770,823	$(2,585,769)	$(9,332,660)	$10,110	$381,852

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$767,739	$72,974	$39,334
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations, net of tax	(371,060)	(16,265)	(1,956)
Depreciation and amortization	61,976	60,905	48,707
Minority interest in WHC	706	908	—
Equity in earnings of EBS Master LLC	(763)	—	—
Amortization of debt issuance costs	2,906	2,541	2,975
Non-cash advertising and distribution	7,414	10,870	18,826
Non-cash stock-based compensation	44,955	4,880	7,860
Bad debt expense	1,627	2,527	(1,653)
Loss (gain) on investments	—	6,365	(457)
Gain on sale of EBS	(352,297)	—	—
Loss on redemption of convertible debt	—	1,902	—
Reversal of income tax valuation allowance applied to goodwill	30,770	174	—
Changes in operating assets and liabilities:
Accounts receivable	(45,434)	(30,021)	(23,156)
Inventory	190	(755)	(761)
Prepaid expenses and other, net	(12,131)	2,629	2,746
Accounts payable	162	(6,212)	6,418
Accrued expenses and other long-term liabilities	20,621	7,480	(47,647)
Deferred revenue	15,654	7,954	8,817

Net cash provided by continuing operations	173,035	128,856	60,053
Net cash provided by discontinued operations	25,985	32,430	29,991

Net cash provided by operating activities	199,020	161,286	90,044
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	928,284	1,063,606	1,408,091
Purchases of available-for-sale securities	(686,815)	(758,687)	(1,308,303)
Purchases of property and equipment	(54,885)	(50,876)	(29,629)
Cash paid in business combinations, net of cash acquired	(152,772)	(93,712)	(249,332)
Proceeds from the sale of EBS	1,199,872	—	—
Advances to EBS Master LLC	(20,016)	—	—
Proceeds from the sale of discontinued operations	522,604	—	—
Other changes in equity of discontinued operations	28,279	23,176	19,557

Net cash provided by (used in) continuing operations	1,764,551	183,507	(159,616)
Net cash used in discontinued operations	(26,010)	(34,575)	(28,536)

Net cash provided by (used in) investing activities	1,738,541	148,932	(188,152)
See accompanying notes.

	Years Ended December 31,
	2006	2005	2004

Cash flows from financing activities:
Proceeds from issuance of Emdeon and WHC common stock	156,078	48,571	38,052
Purchases of treasury stock under repurchase program	(83,167)	(21,246)	(32,110)
Purchases of treasury stock in tender offer	(1,552,120)	(549,268)	—
Payments of notes payable and other	(437)	(631)	(602)
Net proceeds from issuance of convertible debt	—	289,875	—
Issuance of WHC common stock in initial public offering	—	123,344	—
Redemption of convertible debt	—	(86,694)	—
Net proceeds from issuance of preferred shares	—	—	98,115

Net cash (used in) provided by continuing operations	(1,479,646)	(196,049)	103,455
Net cash used in discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(1,479,646)	(196,049)	103,455
Effect of exchange rates on cash	1,135	(678)	1,024

Net increase in cash and cash equivalents	459,050	113,491	6,371
Changes in cash attributable to discontinued operations	25	2,145	(1,455)
Cash and cash equivalents at beginning of period	155,616	39,980	35,064

Cash and cash equivalents at end of period	$614,691	$155,616	$39,980

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

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Emdeon Corporation and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority-owned WHC and the ownership interests of minority stockholders of WHC are recorded as minority interest in WHC in the accompanying consolidated balance sheets.

On September 14, 2006, the Company completed the sale of its Emdeon Practice Services (“EPS”) segment to Sage Software, Inc. (the “EPS Sale”). Accordingly, the historical results of EPS, including the gain related to the sale, have been reclassified as discontinued operations in the accompanying consolidated financial statements. See Note 2 for a further description of this transaction.

On November 16, 2006, the Company completed the sale of a 52% interest in its Emdeon Business Services segment, excluding the ViPS business unit (“EBS”) to an affiliate of General Atlantic LLC (the “EBS Sale”). The Company’s remaining 48% ownership interest in EBS is being accounted for under the equity method since the transaction date. See Note 3 for a further description of this transaction.

Business

The Company has aligned its business into four operating segments and one corporate segment as follows:

•	WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD also conducts in-person CME as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ViPS (formerly a business unit of EBS) provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications, which include porous components and finished products for both business-to-business and OEM applications. Porex also provides technologically advanced sterile surgical products used in craniofacial/oculoplastic reconstruction and aesthetic/ cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results. See Note 3.

•	Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the EBS Sale and EPS Sale, the Company entered into transition services agreements whereby the Company will provide EPS and EBS certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology (“IT”) support. Additionally, EBS will provide certain administrative services to the Company. See Note 2 and Note 3. These services will be provided through the Corporate segment, and the related transition services fee the Company charges to EBS and EPS, net of the fee the Company will pay to EBS will also be included in the Corporate segment, which approximates the cost of providing these services.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of short-term and long-term investments, the provision and benefit for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of the Company’s consolidated WebMD segment. Additionally, minority interest includes the non-cash stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that have been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that were expensed in connection with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006. Additionally, as of December 31, 2006, minority interest includes the value of committed, but unissued WHC equity, in connection with the December 2006 Subimo acquisition. The minority stockholders’ proportionate share of the equity in WHC of $102,294 and $43,229, as of December 31, 2006 and 2005, respectively, is reflected as minority interest in WebMD Health Corp. (WHC) in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2006 and 2005 was $706 and $908, respectively, and is reflected as minority interest in WHC in the accompanying consolidated statements of operations.

Sale of Stock by a Subsidiary

The Company accounts for the sale of stock by a subsidiary of the Company in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions. The Company does not record any deferred taxes related to the SAB 51 gains associated with WHC, as under current federal tax rules and regulations, it has the ability to recover its investment in WHC on a tax free basis. Although the Company presently has no intent to dispose of its interest in WHC, were such a transaction under consideration, the Company would expect to pursue a tax free structure. In the event a tax free structure was not feasible, a provision for taxes would be recorded at the time of any such transaction.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These short-term investments are stated at cost, which approximates

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Investment in EBS Master LLC

The Company accounts for its investment in EBS Master LLC in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee.

The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A decline in value is deemed to be other-than-temporary, but not limited to, if the Company does not have the intent and ability to retain the investment until any anticipated recovery in carrying amount of the investment, inability of the investment to sustain an earnings capacity which would justify the carrying amount or the current fair value of the investment is less than its carrying amount.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of losses inherent in the Company’s receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, paper, and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Included in inventory as of December 31, 2006 was $4,635, $1,572 and $3,715 of raw materials and supplies, work-in-process and finished goods, respectively. As of December 31, 2005, $5,432, $1,622 and $3,737 of raw materials and supplies, work-in-process and finished goods, respectively, was included in inventory.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Buildings	Up to 40 years
Office equipment, furniture and fixtures	3 to 7 years
Software and Web site development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

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

Goodwill and Intangible Assets

Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill is subject to impairment review by applying a fair value based test. Intangible assets with definite lives are amortized on a straight-line basis over the individually estimated useful lives of the related assets as follows:

Customer relationships	2 to 15 years
Trade names	3 to 10 years
Technology and patents	3 to 40 years
Non-compete agreements, content and other	2 to 5 years

Recoverability

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews the carrying value of goodwill annually. The Company measures impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS 142, which defines a reporting unit as an operating segment or one level below an operating segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized in the accompanying consolidated balance sheets as property and equipment. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. The Company capitalized $19,913 and $12,281 during the years ended December 31, 2006 and 2005, respectively. Depreciation expense related to internal use software was $7,685, $7,361 and $4,656 for the years ended December 31, 2006, 2005 and 2004, respectively.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2 “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $11,467 and $1,222 during the years ended December 31, 2006 and 2005, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $444 during the year ended December 31, 2006. There was no depreciation expense related to Web site development costs in the years ended December 31, 2005 and 2004.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2006 and 2005, the total restricted cash was $17,609 and $17,319, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $10,731 of issuance costs in connection with the issuance of the $300,000 3 1/8% Convertible Notes due 2025 and $10,354 of issuance costs in connection with the issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023. As of December 31, 2006 and 2005, the total unamortized issuance costs for all outstanding convertible notes were $14,108 and $17,783, respectively.

Revenue

Recognition

Revenue is derived from the Company’s WebMD, ViPS and Porex segments and was derived from the Company’s EBS segment until the date of its sale on November 16, 2006.

Through WebMD, the Company generates revenue from advertising which is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. Subscription revenue is

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value, determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

Through ViPS, the Company generates revenue by licensing data warehousing and decision-support software and providing related support and maintenance for that software, and by providing information technology consulting services to payers, including governmental payers. The Company charges healthcare payers annual license fees, which are typically based on the number of covered members, for use of its software and provides business and information technology consulting services to them on a time and materials basis. The professional consulting services the Company provides to certain governmental agencies are typically billed on a cost-plus fee structure.

Data warehousing and decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and, accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.

Through Porex, the Company develops, manufactures and distributes porous plastic products and components. For standard products, revenue is recognized upon shipment of product, net of sales returns and allowances, provided that persuasive evidence of an arrangement exists, delivery has occurred and all significant obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance.

Through the date of the EBS Sale on November 16, 2006, the Company generated revenue by selling transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. The Company also generated revenue through EBS by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. Revenue for transaction services, patient statement and paid-claims communication services was recognized as the services were provided. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

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

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales, marketing, general and administrative expense in the accompanying consolidated statements of operations. Advertising expense totaled $20,529, $20,354 and $30,145 in 2006, 2005 and 2004, respectively. Included in advertising expense were non-cash advertising costs of $7,414, $10,534 and $15,980 in 2006, 2005 and 2004, respectively. These non-cash advertising costs resulted from the issuance of the Company’s equity securities in connection with past advertising agreements with certain service providers. The values of the equity securities issued were capitalized and are being amortized as the advertisements are broadcast or over the term of the underlying agreement. As of December 31, 2006 and 2005, the current portion of unamortized prepaid advertising costs was $2,656 and $7,424, respectively, and is included in prepaid expenses and other current assets. As of December 31, 2006 and 2005, the long-term portion of unamortized prepaid advertising costs was $9,459 and $12,104, respectively, and is included in other assets.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net income and were not material in any of the periods presented.

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

Income Taxes and Tax Contingencies

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. Tax contingencies are recorded to address potential exposures involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Common Share

Basic income per common share and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive. Additionally, for purposes of calculating diluted income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive securities on the calculation of diluted income per common share was not material during any of the

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Income from continuing operations — Basic	$396,679	$56,709	$37,378
Interest expense on convertible notes	18,406	—	—

Income from continuing operations — Diluted	$415,085	$56,709	$37,378

Income from discontinued operations, net of tax	$371,060	$16,265	$1,956

Denominator:
Common stock	268,596	331,109	311,721
Convertible redeemable exchangeable preferred stock	10,638	10,638	8,359

Weighted-average shares — Basic	279,234	341,747	320,080
Employee stock options, restricted stock and warrants	10,392	11,105	13,263
Convertible notes	42,016	—	—

Weighted-average shares — Diluted	331,642	352,852	333,343

Basic income per common share:
Income from continuing operations	$1.42	$0.17	$0.12
Income from discontinued operations	1.33	0.04	0.00

Net income	$2.75	$0.21	$0.12

Diluted income per common share:
Income from continuing operations	$1.25	$0.16	$0.11
Income from discontinued operations	1.12	0.05	0.01

Net income	$2.37	$0.21	$0.12

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2006	2005	2004

Options and warrants	50,505	60,007	83,986
Convertible notes	—	42,016	55,129

	50,505	102,023	139,115

Discontinued Operations

The Company accounts for discontinued operations in accordance with SFAS 144. Under SFAS 144, the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice be made in the first 120 days of that fiscal year and SFAS No. 157, “Fair Value Measurements,” is also adopted. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

In February 2006, the Company announced that, in connection with inquiries received from several third parties expressing an interest in acquiring EPS and EBS, the Company’s Board of Directors authorized commencing a process to evaluate strategic alternatives relating to EPS and EBS. For information regarding the sale transaction involving EBS, see Note 3.

On August 8, 2006, the Company entered into a Stock Purchase Agreement for the sale of EPS to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. On

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc., which together with its subsidiaries comprised EPS (the “EPS Sale”). Accordingly, the historical financial information of EPS has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company and Sage Software will make an IRC Section 338(h)(10) election and will treat the EPS Sale as a sale of assets for tax purposes. The Company received net cash proceeds of $532,024, which does not include $35,000 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, subject to pending and paid claims, if any, and are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2006. The Company incurred approximately $10,700 of professional fees and other expenses associated with the EPS Sale. In connection with the EPS Sale, the Company recognized a gain of $353,158, which is included in income from discontinued operations, net of tax of $33,037, in the accompanying consolidated statements of operations during the year ended December 31, 2006. Also included in income from discontinued operations for the year ended December 31, 2006 is $17,902 representing the income from operations of EPS, net of tax, through the date of sale on September 14, 2006. Summarized operating results for EPS through September 14, 2006 and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2006	2005	2004

Revenue	$212,329	$304,175	$296,115

Earnings before taxes	19,469	16,909	2,643
Taxes on earnings	1,567	644	687
Gain on disposal, net of tax	353,158	—	—

Income from discontinued operations, net of tax	$371,060	$16,265	$1,956

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

In connection with the EPS Sale, the Company entered into a transition services agreement with EPS whereby it will provide EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as IT support. The IT support services are scheduled to continue to September 2008, while the majority of the other services are scheduled to be completed by July 2007. Sage Software may at any time terminate any individual service prior to the

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled end date, although they will continue to remain liable for any costs incurred by the Company due to early termination. The transition services fee charged to EPS for the period from September 15, 2006 to December 31, 2006 was $2,099 and is included in the Company’s Corporate segment, and within other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2006.

In connection with the EPS Sale, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products, including the electronic medical record, of EPS to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

3.	Sale of Interest in Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (“GA”). The EBS Sale was structured so that the Company and GA each own interests in a limited liability company, EBS Master LLC (“EBSCo”), which owns the entities comprising EBS through a wholly owned limited liability company, Emdeon Business Services LLC. The Company received cash proceeds of approximately $1,209,000 at closing, and received $10,700 subsequent to December 31, 2006 in connection with a preliminary working capital adjustment. Additionally, the Company advanced cash of $10,000 to EBSCo at closing, to support general working capital needs, and paid $10,016 of expenses on EBSCo’s behalf through December 31, 2006. These amounts are reflected within the caption Due from EBS Master LLC in the accompanying consolidated balance sheet as of December 31, 2006 and were repaid in full subsequent to December 31, 2006. The acquisition was financed with approximately $925,000 in bank debt and an investment of approximately $320,000 by GA. The bank debt is an obligation of Emdeon Business Services LLC and is guaranteed by EBSCo, but is not an obligation of or guaranteed by the Company. In connection with the EBS Sale, the Company recognized a gain of $352,297, which considers approximately $16,103 of professional fees and other expenses associated with the EBS Sale, of which approximately $8,201 was unpaid as of December 31, 2006 and is therefore included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. While the determination of the gain on disposal is substantially complete, the purchase price is subject to customary post-closing adjustments, including any additional adjustment for working capital, which has not been finalized.

The Company’s 48% ownership interest in EBSCo is reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method. The 48% equity interest is $1,521 at December 31, 2006, which results in a difference of $129,272 in the carrying value and the underlying equity in the investment. This difference is principally due to the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The Company’s share of EBSCo’s net earnings after the date of sale is reported as equity in earnings of EBS Master LLC in our accompanying consolidated statement of operations.

In connection with the EBS Sale, the Company entered into a transition services agreement whereby it will provide EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo will provide certain administrative services to the Company, including telecommunication infrastructure and management services, data center support, purchasing and procurement and certain other services. Some of the services provided by EBS to Emdeon are, in turn, used to fulfill Emdeon’s obligation to provide transition services to EPS. The services have various scheduled end dates, the longest of which extend one year from the EBS Sale. EBSCo or the Company may at any time terminate any individual service being received prior to the scheduled end date, although they will continue to remain liable for any costs incurred by the providing party due to early termination. The transition services fee charged to EBSCo of $610 for the period from November 17, 2006 to December 31, 2006; net of the amount charged to

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company of $185 is included in the Company’s Corporate segment, and within other expense, net in the accompanying statement of operations for the year ended December 31, 2006.

In connection with the EBS Sale, EBS agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

The following table reflects the assets and liabilities of EBS as of December 31, 2005, which were included in the Company’s consolidated balance sheet as of that date:

December 31, 2005

Assets:
Goodwill	$681,612
Accounts receivable, net	108,609
Intangible assets, net	119,069
Property and equipment, net	46,667
Other assets	8,441

Total	$964,398

Liabilities:
Accounts payable and accrued liabilities	$82,476
Deferred revenue	20,585
Other liabilities	584

Total	$103,645

The following is summarized financial information of EBSCo for the period from November 17, 2006 to December 31, 2006 and as of December 31, 2006:

For the Period from
November 17, 2006
through
December 31,
2006

Statement of Operations Data:
Revenue	$87,903
Cost of operations	56,639
Net loss	990

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Balance Sheet Data:
Current assets	$165,218
Non-current assets	1,196,825

Total Assets	$1,362,043

Current liabilities	$126,587
Non-current liabilities	962,972
Shareholders’ equity	272,484

Total Liabilities and Shareholders’ Equity	$1,362,043

4.	Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase Emdeon Common Stock and restricted shares of Emdeon Common Stock. Additionally, WHC has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintains an Employee Stock Purchase Plan which provides employees with the ability to buy shares of Emdeon Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

Emdeon Plans

The Company had an aggregate of 5,782,723 shares of Emdeon Common Stock available for future grants under the Plans at December 31, 2006. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At December 31, 2006, there were options to purchase 4,864,881 shares of Emdeon Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the stock options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. The Company issues new shares when stock options are exercised under the Plans.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Plans for the years ended December 31, 2006, 2005 and 2004:

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Life	Aggregate
	Shares	Per Share	(In Years)	Intrinsic Value(1)

Outstanding at January 1, 2004	104,760,726	$12.86
Granted	19,230,750	8.31
Exercised	(7,796,440)	4.42
Cancelled	(9,937,784)	15.18

Outstanding at December 31, 2004	106,257,252	12.44
Granted	3,920,913	9.03
Exercised	(9,235,018)	4.81
Cancelled	(12,760,052)	13.37

Outstanding at December 31, 2005	88,183,095	12.96
Granted	9,845,500	10.10
Exercised	(20,277,247)	7.40
Cancelled	(14,151,477)	14.08

Outstanding at December 31, 2006	63,599,871	$14.04	4.7	$95,618

Vested and exercisable at the end of the year	51,760,375	$15.05	3.9	$62,585

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on December 29, 2006, the last trading day in December, which was $12.39, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of December 29, 2006.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
		Price	Contractual		Price
		Per	Life		Per
Exercise Prices	Shares	Share	(In Years)	Shares	Share

$0.25-$7.94	6,635,665	$5.75	5.32	4,988,153	$5.29
$7.95-$8.77	6,569,077	8.55	7.29	3,481,255	8.54
$8.78-$10.00	5,140,623	9.22	7.84	1,978,885	9.20
$10.01-$11.55	7,599,535	11.49	3.72	7,285,548	11.53
$11.56-$12.50	6,723,599	11.92	7.31	3,095,162	12.04
$12.54-$13.50	7,688,665	12.99	3.68	7,688,665	12.99
$13.63-$16.06	10,351,540	15.09	3.10	10,351,540	15.09
$16.13-$21.69	6,889,317	18.84	3.36	6,889,317	18.84
$22.18-$105.00	6,001,850	32.94	2.87	6,001,850	32.94

	63,599,871	$14.04	4.74	51,760,375	$15.05

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

	Years Ended December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	0.37	0.50	0.58
Risk free interest rate	4.54%	3.48%	1.70%
Expected term (years)	4.46	3.25-5.50	3.25-5.50
Weighted fair value of options granted during the year	$3.79	$3.68	$3.68

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of Emdeon Restricted Stock for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
	Shares	Value	Shares	Value	Shares	Value

Balance at the beginning of the year	1,042,557	$8.24	1,637,609	$8.02	214,927	$6.31
Granted	2,298,010	10.66	239,000	9.38	1,584,800	8.20
Vested	(562,575)	8.39	(481,716)	8.04	(70,532)	6.31
Forfeited	(477,146)	9.13	(352,336)	8.26	(91,586)	8.49

Balance at the end of the year	2,300,846	$10.44	1,042,557	$8.24	1,637,609	$8.02

Proceeds received from the exercise of options to purchase Emdeon Common Stock were $150,065, $44,456 and $34,429 for the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $92,574, $46,756 and $30,703 for the years ended December 31, 2006, 2005 and 2004, respectively. While the intrinsic value of these stock options and shares of Emdeon Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code, these tax benefits were not realized as the Company has NOL carryforwards.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo, LLC in December 2006, WHC adopted the WebMD Health Corp.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan will be made in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 1,391,670 shares of Class A Common Stock available for grant under the WebMD Plans at December 31, 2006. During 2006, WHC stock options were exercised and restricted stock awards were released in accordance with the WHC Plans.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2004	—	$—
Granted	4,574,900	18.31
Exercised	—	—
Cancelled	(41,800)	18.31

Outstanding at December 31, 2005	4,533,100	18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Cancelled	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	$23.59	9.0	$89,309

Vested and exercisable at the end of the year	796,731	$18.38	8.8	$17,245

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on December 29, 2006, the last trading day in December, which was $40.02, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of December 29, 2006.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise	Contractual		Price
		Price	Life		Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$17.50	3,673,883	$17.50	8.70	726,231	$17.50
$24.00-$29.90	337,725	27.70	8.90	68,800	27.32
$30.41-$37.97	421,050	36.03	9.60	1,700	30.48
$38.01-$39.77	467,075	38.46	9.50	—	—
$40.02-$47.30	502,050	41.11	9.80	—	—

	5,401,783	$23.59	9.00	796,731	$18.38

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

	Years Ended December 31,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.60	0.60
Risk free interest rate	4.69%	4.05%
Expected term (years)	3.24	3.25-5.50
Weighted fair value of options granted during the year	$17.33	$8.75

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four-year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of WHC Restricted Stock for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	376,621	$17.55	—	$—
Granted	184,710	39.50	376,621	17.55
Vested	(94,418)	17.61	—	—
Forfeited	(25,230)	39.00	—	—

Balance at the end of the year	441,683	$25.49	376,621	$17.55

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $5,257 for the year ended December 31, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $9,115 for the year ended December 31, 2006. While the intrinsic value of these stock options and shares of WHC Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code, these tax benefits were not realized as the Company has NOL carryforwards.

Other

At the time of the WHC initial public offering and subsequently on the first anniversary, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $340 and $85 of stock-based compensation expense during the years ended December 31, 2006 and 2005, respectively, in connection with these issuances.

Additionally, the Company recorded $69 of stock-based compensation expense during 2006 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by WHC.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of December 31, 2006, a total of 7,335,822 shares of Emdeon Common Stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 274,378, 383,658 and 393,228 shares issued under the ESPP during the years ended December 31, 2006, 2005 and 2004, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2006	2005	2004

Emdeon Plans:
Stock options	$20,685	$462	$3,821
Restricted stock	5,635	3,318	5,154
WHC Plans:
Stock options	17,810	—	—
Restricted stock	3,736	874	—
Employee Stock Purchase Plan	406	—	—
Other	409	85	—

Total stock-based compensation expense	$48,681	$4,739	$8,975

Included in:
Cost of operations	$11,280	$—	$—
Development and engineering	993	—	—
Sales, marketing, general and administrative	32,682	4,880	7,860
Gain on sale of EBS	30	—	—
Equity in earnings of EBS Master LLC	310	—	—

Income from continuing operations	45,295	4,880	7,860
Income from discontinued operations, net of tax	3,386	(141)	1,115

Total stock-based compensation expense	$48,681	$4,739	$8,975

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of December 31, 2006, approximately $40,709 and $46,383 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.48 years and 2.04 years, related to the Plans and the WHC Plans, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (including non-cash stock-based compensation expense related to discontinued operations) for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004

Net income as reported	$72,974	$39,334
Add: Non-cash stock-based employee compensation expense included in reported net income	4,739	8,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,218)	(67,569)

Pro forma net income (loss)	$40,495	$(19,260)

Net income (loss) per common share:
Basic and diluted — as reported	$0.21	$0.12

Basic — pro forma	$0.12	$(0.06)

Diluted — pro forma	$0.11	$(0.06)

5.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired, through WHC, all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, WHC deferred the issuance of the $26,000 of equity, equal to 640,930 shares of WHC Class A Common Stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then WHC will pay additional consideration equal to this shortfall, either in the form of WHC Class A Common Stock or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,911 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $9,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $33,948 and intangible assets subject to amortization of $9,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,692 was recorded. The goodwill recorded will be deductible for tax purposes. The IPN business is part of the EBS businesses that we sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the EBS Sale). The obligation to pay up to $3,000 in earnout payments was also transferred in connection with the EBS Sale and is no longer an obligation of the Company.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $20,147 and intangible assets subject to amortization of $10,200 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of ten years, $2,700 relating to acquired technology with an estimated useful life of three years, $2,000 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $20,776 and an intangible asset subject to amortization of $6,390 were recorded. The goodwill and intangible

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

2005 Acquisitions

On December 2, 2005, the Company acquired, through WHC, the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $14,694 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,609 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

2004 Acquisitions

On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The total purchase consideration for MedicineNet was approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeded certain thresholds for the year ended December 31, 2005. The Company paid $7,250 in April 2006 as a result of these thresholds being met. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $9,991 and intangible assets subject to amortization of $6,600 were recorded in connection with the initial allocation of the purchase price. The Company does not expect that the goodwill or intangible asset recorded

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $300 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the WebMD segment.

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

On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration for RxList was approximately $5,216 comprised of $4,500 in cash at the time of acquisition, $500 paid in 2006 and $216 of acquisition costs. In addition, the Company agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeded certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The Company paid $2,387 in February 2006 as a result of the achievement of those page views exceeding certain thresholds. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $4,181 and an intangible asset subject to amortization of $1,054 were recorded in connection with the initial allocation of the purchase price. The Company expects that substantially all of the goodwill and the intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the WebMD segment.

On August 11, 2004, the Company completed its acquisition of ViPS, Inc. (“ViPS”), a privately held provider of information technology, decision support solutions and consulting services to government, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops and provides a broad range of solutions for claims processing, provider performance measurement, quality improvement, fraud detection, disease management and predictive modeling. The total purchase consideration for ViPS was approximately $166,588 comprised of $165,208 in cash, net of cash acquired, and $1,380 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $71,253 and intangible assets subject to amortization of $84,000 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $38,800 relating to customer relationships with estimated useful lives ranging from ten to fifteen years, $34,800 relating to acquired technology with an estimated useful life of five years and $10,400 relating to a trade name with an estimated useful life of ten years. The results of operations of ViPS have been included in the financial statements of the Company from August 11, 2004, the closing date of the acquisition, and are separately reflected as an operating segment.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 15, 2004, the Company acquired the assets of Epor, Inc. (“Epor”), a privately held company based in Los Angeles, California. Epor manufactures porous plastic implant products for use in aesthetic and reconstructive surgery of the head and face. The total purchase consideration for Epor was approximately $2,547 comprised of $2,000 in cash at the time of acquisition, $490 to be paid over five years, of which $90 was paid during 2005 and an additional $100 was paid during 2006, and $57 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $2,324 and an intangible asset subject to amortization of $200 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is a non-compete agreement with an estimated useful life of five years. The results of operations of Epor have been included in the financial statements of the Company from July 15, 2004, the closing date of the acquisition, and are included in the Porex segment.

On April 30, 2004, the Company acquired Dakota Imaging, Inc. (“Dakota”), a privately held provider of automated healthcare claims processing technology and business process outsourcing services. Dakota’s technology and services assist its customers in reducing costly manual processing of healthcare documents and increase auto-payment of medical claims through advanced data scrubbing. The Company paid approximately $38,979 in cash, net of cash acquired, $527 of acquisition costs and has agreed to pay up to an additional $25,000 in cash over a three-year period beginning in April 2005 if certain financial milestones are achieved. No payment was made in April 2005 and 2006 in connection with the first and second earn out year ending March 2005 and 2006, respectively (See Note 12 for additional information). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $28,266 and intangible assets subject to amortization of $13,100 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,500 relating to customer relationships with estimated useful lives of ten years and $8,600 relating to acquired technology with an estimated useful life of five years. The Dakota business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of Dakota have been included in the financial statements of the Company, specifically within the EBS segment, from April 30, 2004 (the closing date of the acquisition) through November 16, 2006 (the closing date of the EBS Sale).

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

2006
Subimo	$1,725	$(6,900)	$5,284	$11,300	$47,911	$59,320
Medsite	2,469	(13,124)	(826)	9,000	33,948	31,467
IPN	358	—	(143)	—	3,692	3,907
Summex	1,064	(1,173)	(47)	10,200	20,147	30,191
eMedicine	1,717	(2,612)	(1,076)	6,390	20,776	25,195
2005
Conceptis	2,893	(2,866)	(1,002)	6,140	14,694	19,859
HealthShare	1,925	(4,622)	(427)	8,500	24,609	29,985
2004
MedicineNet	1,081	(64)	(385)	6,600	17,241	24,473
Esters	151	—	(199)	1,200	2,181	3,333
RxList	—	—	(19)	1,054	6,568	7,603
ViPS	12,573	(5,436)	4,198	84,000	71,253	166,588
Epor	—	—	23	200	2,324	2,547
Dakota	2,587	(3,894)	(553)	13,100	28,266	39,506

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005 gives effect to the acquisitions of Conceptis, HealthShare, Subimo, Medsite, IPN, Summex and eMedicine, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

	Years Ended December 31,
	2006	2005

Revenue	$1,123,469	$1,073,797
Income from continuing operations	389,154	46,849
Net income	760,214	63,114
Basic income per common share:
Income from continuing operations	$1.39	$0.14

Net income	$2.72	$0.18

Diluted income per common share:
Income from continuing operations	$1.23	$0.13

Net income	$2.35	$0.18

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	WebMD Health Corp. Initial Public Offering; Relationships between the Company and WHC

Initial Public Offering

In May 2005, the Company formed WHC as a wholly-owned subsidiary to act as a holding company for the business of the Company’s WebMD segment and to issue shares in an initial public offering. In September 2005, the Company contributed to WHC the subsidiaries, the assets and the liabilities included in the Company’s WebMD segment. On September 28, 2005, WHC sold, in an initial public offering, 7,935,000 shares of its Class A Common Stock at $17.50 per share. This resulted in proceeds of approximately $129,142, net of underwriting discounts of $9,721, which was retained by WHC to be used for working capital and general corporate purposes. Additionally, the Company incurred approximately $5,800 of legal, accounting, printing and other expenses related to the offering.

Minority Interest

The Company owned, on December 31, 2006 and 2005, the 48,100,000 shares of WHC Class B Common Stock that it owned at the time of the initial public offering, representing ownership of 84.6% and 85.8%, respectively, of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of December 31, 2006 and 2005, 96.5% and 96.7%, respectively, of the combined voting power of WHC’s outstanding Common Stock. Each share of WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than a majority-owned subsidiary of the Company or a successor of the Company. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.

As of December 31, 2006 and 2005, the minority stockholders’ proportionate share of the equity in WHC of $102,294 and $43,229, respectively, is reflected as Minority Interest in WHC in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2006 and 2005 was $706 and $908, respectively.

Relationships between the Company and WHC

The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company will receive an amount that reasonably approximates its cost of providing services to WHC. The Company has agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from the Company and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. On January 31, 2006, the Company entered into additional agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees, as defined in the agreements. These agreements were amended, in connection with the EPS Sale and EBS Sale, to separate the provisions applicable to each of Emdeon, EPS and EBS and to make certain modifications in the relationships between WebMD and each of those parties. In amended agreements with WebMD, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products of EPS, including the electronic medical record, to allow import of data from one to the other, subject to applicable law and privacy and security requirements. In amended agreements with WebMD, EBS agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health offerings. In addition, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

On February 15, 2006, the Company amended the Tax Sharing Agreement with WHC. Under the amended Tax Sharing Agreement, the Company agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for net operating loss carryforwards attributable to WHC that are utilized by the Company as a result of certain types of extraordinary transactions, as defined in the Tax Sharing Agreement, which includes the EPS Sale and EBS Sale. During February 2007, the Company reimbursed WHC $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale which amount is subject to adjustment in connection with the filing of the applicable tax returns. This cash reimbursement resulted in an increase to minority interest and a decrease to additional paid-in-capital of $22,342, reflecting the portion of the $140,000 transfer that related to the minority interest shareholders.

Gain Upon Sale of WHC Class A Common Stock

In connection with the initial public offering on September 28, 2005, the Company recorded a gain on the sale of WHC Class A Common Stock in the amount of approximately $82,275, which was reflected as an adjustment to additional paid-in capital in accordance with SAB 51. As a result of the sale of WHC Class A Common Stock at the time of the initial public offering, the Company’s ownership of WHC was reduced to 85.8%.

During the year ended December 31, 2006, the Company recorded an aggregate SAB 51 gain to equity of $5,152 in connection with the issuance of WHC Class A Common Stock, in connection with stock option exercises, restricted stock releases and annual board retainers discussed in Note 4.

Also during 2006, WHC purchased Subimo for cash and $26,000 of WHC equity (see Note 5). Pursuant to the terms of the purchase agreement, the $26,000 of WHC equity, equal to 640,930 shares of WHC Class A Common Stock, will not be issued until December 2008, subject to certain conditions. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the sellers, the remaining 394,422 of these shares will be issued with certainty. Accordingly, the Company recorded an additional SAB 51 gain to equity of $11,627, in connection with the issuance of these 394,422 shares.

As a result of the issuance of the WHC Class A Common Stock in 2006, the Company’s ownership percentage in WHC decreased from 85.8% to 84.6%.

7.	Significant Transactions

America Online, Inc.

In May 2001, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company, with the Company receiving 80% of revenues up to an agreed-upon annual threshold and 60% thereafter. In connection with the strategic alliance, the Company issued to Time Warner a warrant to purchase 2,408,908 shares of Emdeon’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was amortized through May 2004, the original term of the strategic alliance, as a non-cash distribution expense included in sales, marketing, general and administrative expense.

The Company had the right to extend the original agreement for an additional three-year term if the Company’s revenue share did not exceed certain thresholds during the original three-year term. These thresholds were not met and the Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenues and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenues. Included in the accompanying consolidated statement of operations during 2006, 2005 and 2004 is revenue of $8,312, $7,805 and $7,242, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales team. Also included in revenue during 2006, 2005 and 2004 is revenue of $5,125, $5,951 and $3,754, respectively, related to such guarantee.

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

8.	Restructuring and Integration Charges

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

As of December 31, 2006 and 2005, the Company did not have any remaining obligations related to its 2000 and 2001 restructuring plans.

9.	Convertible Redeemable Exchangeable Preferred Stock

On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (“CalPERS/

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PCG Corporate Partners”). CalPERS/PCG Corporate Partners is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

The Preferred Stock has a liquidation preference of $100,000 in the aggregate and is convertible into 10,638,297 shares of the Emdeon’s Common Stock in the aggregate, representing a conversion price of $9.40 per share of common stock. The Company may not redeem the Preferred Stock prior to March 2007. Thereafter, the Company may redeem any portion of the Preferred Stock at 105% of its liquidation preference; provided that any redemption by the Company prior to March 2008 shall be subject to the condition that the average closing sale price of Emdeon’s Common Stock is at least $13.16 per share, subject to adjustment. The Company is required to redeem all shares of the Preferred Stock then outstanding in March 2012, at a redemption price equal to liquidation preference of the Preferred Stock, payable in cash or, at the Company’s option, in shares of Emdeon’s Common Stock. If Emdeon’s Common Stock is used to redeem the Preferred Stock, the number of shares to be issued will be determined by valuing the common stock at 90% of its closing price during the 15 trading days preceding redemption. Additionally, the holders of the Preferred Stock may require the Company to repurchase the Preferred Stock upon a change in control of the Company at a price equal to the liquidation preference of the Preferred Stock, payable in cash.

If the average closing sales price of Emdeon’s Common Stock during the three-month period ended on the fourth anniversary of the issuance date is less than $7.50 per share, holders of the Preferred Stock will have a right to exchange the Preferred Stock into the Company’s 10% Subordinated Notes (“10% Notes”) due March 2010. The 10% Notes may be redeemed, in whole or in part, at any time thereafter at the Company’s option at a price equal to 105% of the principal amount of the 10% Notes being redeemed.

Holders of the Preferred Stock will not receive any dividends unless the holders of Emdeon’s Common Stock do, in which case holders of the Preferred Stock will be entitled to receive ordinary dividends in an amount equal to the ordinary dividends the holders of the Preferred Stock would have received had they converted such Preferred Stock into Emdeon’s Common Stock immediately prior to the record date for such dividend distribution. So long as the Preferred Stock remains outstanding, the Company is required to pay to CalPERS/PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock.

Holders of the Preferred Stock have the right to vote, together with the holders of Emdeon’s Common Stock on an as converted to common stock basis, on matters that are put to a vote of the common stock holders. The Certificate of Designations for the Preferred Stock also provides that the Company will not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.

The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which have been recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs are being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. In 2006, 2005 and 2004, $235, $234 and $184, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock, included within stockholders’ equity.

10.	Convertible Notes

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 1.75% Notes are convertible into an aggregate of 22,742,040 shares of Emdeon’s Common Stock (representing a conversion price of $15.39 per share) if the sale price of Emdeon’s Common Stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes are redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of Emdeon’s Common Stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of Emdeon’s Common Stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

$300,000 3 1/4% Convertible Subordinated Notes due 2007

On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrued at the rate of 3 1/4% per annum and was payable semiannually on April 1 and October 1. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of Emdeon’s Common Stock (representing a conversion price of $9.26 per share). During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of Emdeon’s Common Stock in accordance with the provisions of the 3 1/4% Notes.

On June 2, 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes. Prior to the redemption, the holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by the Company’s Emdeon Business Services segment and certain services provided by the Company’s WebMD segment to the Company’s other operating segments. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Non-cash and other items include: legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC (“Legal expense”); professional fees, primarily consisting of legal, accounting and financial advisory services, related to the EBS Sale; a gain on sale of a 52% interest in the EBS segment (“Gain on sale of EBS”); equity in earnings of EBS Co, which represents Emdeon’s 48% portion of EBS’s income (“Equity in earnings of EBS Master LLC”); a charge related to the redemption of $300,000 3 1/4% Convertible Subordinated Notes; minority interest in the Company’s consolidated WebMD segment; non-cash advertising expense related to advertising acquired in exchange for the Company’s equity securities; costs and expenses related to the settlement of litigation in 2005; and non-cash stock-based compensation expense, which relates to stock options issued and assumed in connection with acquisitions and restricted stock issued to employees and, beginning January 1, 2006, includes the incremental non-cash stock-based compensation expense associated with the adoption of SFAS 123R.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, the Company has reclassified certain expenses related to activities that were previously managed, and therefore reported, within the Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by the continuing operations of the Company. These expenses were reclassified for the current and comparable prior year periods. The expenses which were reclassified to the discontinued EPS segment aggregated $924, $1,750 and $1,837 in 2006, 2005 and 2004, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Years Ended December 31,
	2006(a)	2005	2004

Revenue
Emdeon Business Services	$661,090	$689,305	$682,100
WebMD	253,881	168,238	134,317
ViPS	98,874	90,313	24,693
Porex	85,702	79,124	77,099
Inter-segment eliminations	(939)	(505)	(112)

	$1,098,608	$1,026,475	$918,097

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$152,911	$138,529	$128,361
WebMD	53,079	27,546	26,307
ViPS	20,529	16,913	4,277
Porex	24,974	22,524	22,650
Corporate	(43,414)	(49,481)	(50,758)

	208,079	156,031	130,837
Interest, taxes, non-cash and other items
Depreciation and amortization	(61,976)	(60,905)	(48,707)
Non-cash stock-based compensation	(44,955)	(4,880)	(7,860)
Non-cash advertising and distribution	(7,414)	(10,870)	(18,826)
Legal expense	(2,578)	(17,835)	(9,230)
Interest income	32,339	21,527	18,716
Interest expense	(18,779)	(16,322)	(19,251)
Income tax (provision) benefit	(56,193)	1,001	(4,223)
Minority interest in WHC	(706)	(908)	—
Equity in earnings of EBS Master LLC	763	—	—
Gain on sale of EBS	352,297	—	—
(Loss) gain on investments	—	(6,365)	457
Other expense	(4,198)	(3,765)	(4,535)

Income from continuing operations	396,679	56,709	37,378
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$767,739	$72,974	$39,334

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents supplemental financial data for the Company’s segments:

	Emdeon
	Business				Corporate
	Services	WebMD	ViPS	Porex	and Other(a)	Total

2006
Products revenue	$6,987	$8,087	$—	$85,702	$(420)	$100,356
Services revenue	654,103	245,794	98,874	—	(519)	998,252
Capital expenditures	20,835	28,452	2,594	2,871	133	54,885
Total assets	—	475,184	156,465	131,794	688,500	1,451,943
2005
Products revenue	8,734	7,828	—	77,924	(284)	94,202
Services revenue	680,571	160,410	90,313	1,200	(221)	932,273
Capital expenditures	28,808	18,126	1,305	2,330	307	50,876
Total assets	964,398	376,889	165,424	122,228	566,744	2,195,683
2004
Products revenue	9,117	7,192	488	75,999	(104)	92,692
Services revenue	672,983	127,125	24,205	1,100	(8)	825,405
Capital expenditures	20,359	4,321	—	4,825	124	29,629

(a)	Included in the Corporate column are the following: i) eliminations of inter-segment revenue transactions, ii) the assets of discontinued operations for 2005, and iii) all cash and cash equivalents of all U.S. based facilities, except for cash and cash equivalents of WebMD.

Revenue generated from foreign customers of the continuing operations of the Company’s Porex segment was $42,400, $38,254 and $33,315 in 2006, 2005 and 2004, respectively. Long-lived assets based in foreign facilities were $13,448 and $17,253 as of December 31, 2006 and 2005, respectively.

12.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Computer equipment	$21,797	$60,336
Land and buildings	14,901	14,123
Office equipment, furniture and fixtures	28,782	50,643
Software and Web site development costs	30,856	36,487
Leasehold improvements	14,391	17,904
Construction in process	5,379	11,616

	116,106	191,109
Less: accumulated depreciation	(44,066)	(95,423)

Property and equipment, net	$72,040	$95,686

Depreciation expense was $28,064, $28,008 and $24,232 in 2006, 2005 and 2004, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

SFAS No. 141, “Business Combinations” (“SFAS 141”) requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2006, 2005 and 2004.

The changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 were as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2005	$663,018	$53,169	$71,449	$43,384	$831,020
Acquisitions during the period	—	36,079	—	—	36,079
Contingent consideration for prior period acquisitions	19,379	10,638	—	—	30,017
Tax reversals	(674)	—	—	(600)	(1,274)
Adjustments to finalize purchase price allocations	(111)	783	(196)	383	859
Effects of exchange rates	—	—	—	(726)	(726)

Balance as of January 1, 2006	681,612	100,669	71,253	42,441	895,975
Acquisitions during the period	3,692	122,782	—	—	126,474
Contingent consideration for prior period acquisitions (a)	(1,913)	—	—	—	(1,913)
Tax reversals (b)	(40,522)	(1,636)	—	(298)	(42,456)
Adjustments to finalize purchase price allocations	—	1,669	—	—	1,669
Sale of EBS	(642,869)	—	—	—	(642,869)
Effects of exchange rates	—	—	—	789	789

Balance as of December 31, 2006	$—	$223,484	$71,253	$42,932	$337,669

(a)	The Company adjusted goodwill by $2,539 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment. In addition, the Company made a contingent consideration payment in the amount of $626 for a 2003 acquisition within the Emdeon Business Services segment.

(b)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions. A portion of these income tax valuation allowances, or $11,752, was reversed in connection with the utilization of net operating losses attributable to the discontinued operations, including the gain on disposal.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	December 31, 2006				December 31, 2005
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Customer relationships	$68,168	$(13,300)	$54,868	11.1	$382,877	$(242,494)	$140,383	11.3
Technology and patents	79,221	(27,453)	51,768	17.1	176,146	(110,244)	65,902	15.3
Trade names	18,216	(4,443)	13,773	8.0	40,716	(30,435)	10,281	8.0
Non-compete agreements, content and other	17,054	(7,990)	9,064	2.6	22,254	(3,549)	18,705	6.7

Total	$182,659	$(53,186)	$129,473	12.6	$621,993	$(386,722)	$235,271	11.9

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $33,912, $32,897 and $24,475 in 2006, 2005 and 2004, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31,
2007	$24,441
2008	21,034
2009	15,008
2010	7,647
2011	6,884
Thereafter	54,459

13.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued outside services	$18,835	$11,926
Accrued acquisition contingent consideration	—	30,122
Accrued compensation	28,504	35,276
Accrued customer deposits	139	21,570
Accrued income, sales and other taxes	35,048	20,678
Other accrued liabilities	30,649	50,530

	$113,175	$170,102

14.	Commitments and Contingencies

Legal Proceedings

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of the Company, which the Company first learned about on September 3, 2003. Based on the

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information available to the Company, it believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of the Company (by its merger into the Company in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that the Company sold to Sage Software in September 2006. The Company has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, the Board of Directors of the Company has formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct the Company’s response to the allegations that have been raised.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above.

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

While the Company is not able to estimate, at this time, the amount of the expenses that it will incur in connection with the investigations, it is possible that they may continue to be significant. In connection with the EPS Sale, the Company agreed to indemnify Sage Software with respect to this matter.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

As previously disclosed, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon Corporation) in United States District Court for the Southern District of New York in the summer and fall of 2001. Three of these suits also named the Company and certain of its former officers and directors as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

The complaints against the Company and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon IPO. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York. The plaintiffs have dismissed the claims against the four former officers and directors of the Company without prejudice, pursuant to Reservation of Rights Tolling Agreements with those individuals. On July 15, 2002, the issuer defendants in the consolidated action, including the Company, filed a joint motion to dismiss the consolidated complaints. On February 18, 2003, the District Court denied, with certain exceptions not relevant to the Company, the issuer defendants’ motion to dismiss.

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including the Company), the affected insurance companies, and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers, and the plaintiffs. The settlement calls for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event the guarantee becomes payable, the agreement calls for the Company’s insurance carriers, not the Company, to pay the Company’s pro rata share.

The Company and virtually all of the approximately 260 other issuer defendants who are eligible have also elected to participate in the settlement. Although the Company believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, were without merit, the Company believes that the settlement is beneficial to the Company because it reduces the time, expense and risks of further litigation, particularly since virtually all the other issuer defendants elected to participate and the Company’s insurance carriers strongly support the settlement.

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On April 24, 2006, the court held a hearing for final approval of the settlement.

On October 13, 2004, the court certified a class in six related “focus cases” of the 310 consolidated actions, and the underwriter defendants appealed to the Second Circuit Court of Appeals. On December 5, 2006, the Second Circuit reversed the district court’s certification of the classes in the focus cases and remanded the matter for further proceedings. The plaintiffs petitioned for rehearing, and the Second Circuit is considering that petition. It is unclear what effect the Second Circuit’s decision will have on the settlement, final approval of which remains pending. The district court indicated that it does not intend to act on final approval of the settlement until after the Second Circuit rules on the petition for rehearing.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel

In April 2004, the Company, through its Emdeon Business Services segment, acquired Dakota Imaging, Inc. (“Dakota”). On April 6, 2005, Dakota, then a subsidiary of the Company, terminated for cause the employment of its President, Sandeep Goel, and its Chief Operating Officer/Chief Technology Officer, Pradeep Goel. On the same day, Dakota filed suit against the Goels in the Court of Chancery in Delaware for breach of their employment agreements. The Goels removed the case to the United States District Court for the District of Delaware and filed counterclaims against Dakota, Envoy Corporation (“Envoy”) (then another subsidiary of the Company), and the Company. The counterclaims sought approximately $25,000 in damages as a result of the alleged improper interference with the Goel’s right to receive contingent earnout payments under the merger agreement pursuant to which Envoy acquired Dakota and for breach of their employment agreements. Dakota, Envoy and the Company all filed motions to dismiss the counterclaims. Envoy also initiated an arbitration pursuant to the merger agreement to determine that the former stockholders of Dakota were not entitled to any contingent payments for the first year of the earnout period. In December 2006, the arbitrator issued a written decision in favor of Envoy, determining that the Goels were not entitled to any first year earnout payment. In connection with the EBS Sale, the Company has agreed to indemnify EBSCo with respect to this matter.

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

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

As previously disclosed, on May 24, 2005, Dr. Ari Weitzner individually, and as a class action, filed a lawsuit under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York, against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of WHC. The lawsuit claimed that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The plaintiff voluntarily dismissed the suit, with prejudice, on November 8, 2006.

Anthony Vlastaris, et al. v. WebMD Publishing Services

On September 25, 2006, Anthony Vlastaris, Brian Kressin, and Richard Cohen filed a lawsuit individually, and as a class action, under the TCPA, in the Ohio Court of Common Pleas, Cuyahoga County. The lawsuit claimed that the defendant sent faxes to the plaintiffs allegedly in violation of the TCPA. The defendant in the suit was named as “WebMD Publishing Services,” an entity that does not exist. Because the suit was served on NPD at its location in Connecticut and because NPD is the publisher of The Little Blue Book, NPD responded — by removing the lawsuit to the United States District Court, Northern District Court

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Ohio, on October 24, 2006. After removal to federal court, the plaintiffs voluntarily dismissed the class-action complaint and refiled a new suit in state court that was not a class action. NPD then settled the suit with the plaintiffs on December 28, 2006. The suit has been dismissed.

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

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $15,949, $16,231 and $12,650 in 2006, 2005 and 2004, respectively. The Company recognizes rent expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of useful life or lease term. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. Included in other long-term liabilities as of December 31, 2006 and 2005 was $7,888 and $8,559, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2006 were as follows:

Years Ending December 31,

2007	$11,580
2008	11,074
2009	8,237
2010	8,170
2011	6,612
Thereafter	15,197

Total minimum lease payments	$60,870

Other Contingencies

The Company provides certain indemnification provisions within its license agreements to protect the other party from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its products and services. The Company has not incurred a liability relating to any of these indemnification provisions in the past and management believes that the likelihood of any future payment relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

15.	Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its employees. During 2005, the Company amended one of the defined contribution retirement plans to provide for Company matching contributions. Certain of these plans provide for discretionary contributions and, as a result of this amendment, substantially all of the plans provide for Company matching contributions. The

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has recorded expenses related to these plans of $3,152, $2,439 and $754 for 2006, 2005 and 2004, respectively. These amounts exclude the portion reclassified to discontinued operations of $641, $869 and $867 in 2006, 2005 and 2004, respectively.

16. Stockholders’ Equity

Common Stock

Tender Offers

On October 20, 2006, the Company commenced a tender offer to purchase shares of its common stock (“2006 Tender Offer”). On December 4, 2006, the 2006 Tender Offer was completed and, as a result, the Company repurchased 129,234,164 shares of its common stock at a price of $12.00 per share. The total cost of the 2006 Tender Offer was approximately $1,552,120, which includes approximately $1,309 of costs directly attributable to the purchase.

On November 23, 2005, the Company commenced a tender offer to purchase shares of its common stock (“2005 Tender Offer”). On December 21, 2005, the 2005 Tender Offer was completed and, as a result, the Company repurchased 66,905,919 shares of its common stock at a price of $8.20 per share. The total cost of the 2005 Tender Offer was approximately $549,268, which includes approximately $640 of costs directly attributable to the purchase.

Stock Repurchase Programs

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On January 23, 2006, the Company announced the authorization of a stock repurchase program (the “2006 Repurchase Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the 2006 Repurchase Program was increased to $68,000 and was then further increased on March 28, 2006 to $83,000. During 2006, 7,329,305 shares were repurchased under the 2006 Repurchase Program at a cost of approximately $71,843. In December 2006, the Company terminated the 2006 Repurchase Program and announced a new stock repurchase program (“New Repurchase Program”). Under the New Repurchase Program, the Company is authorized to use up to $100,000 to purchase shares of Emdeon’s Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of December 31, 2006, the Company had repurchased 910,940 shares at a cost of approximately $11,324 under the New Repurchase Program.

On March 29, 2001, the Company announced a stock repurchase program. Under that program, the Company was originally authorized to use up to $50,000 to purchase shares of Emdeon’s Common Stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under that program was subsequently increased to $100,000, $150,000, $200,000 and $345,000 on November 2, 2001, November 7, 2002, August 19, 2004 and November 1, 2005, respectively. As of December 31, 2005, the Company had repurchased 29,126,986 shares at a cost of approximately $159,714 under that program, of which 2,541,000 shares were repurchased during 2005 for an aggregate purchase price of $21,246 and 4,272,630 shares were repurchased during 2004 for an aggregate purchase price of $32,110. On November 23, 2005, in connection with the 2005 Tender Offer, the Company announced the termination of the Program.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

On September 23, 2004, two related proposals were approved at the Company’s annual meeting of stockholders. The first proposal reduced the number of authorized shares of the Company’s Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000 (the amount issued and outstanding). The other proposal authorized the Company’s Board of Directors to approve the issuance of up to 4,990,000 shares of preferred stock from time to time in one or more series, to establish from time to time the number of shares to be included in any such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No shares have been issued pursuant to that authority and the 10,000 shares of Convertible Redeemable Exchangeable Preferred Stock are the only shares of preferred stock of the Company that are issued and outstanding. For a description of the Company’s Convertible Redeemable Exchangeable Preferred Stock, see Note 9.

Warrants

At December 31, 2006, the Company had warrants outstanding to purchase 5,460,038 shares of common stock which are all vested and exercisable. The following table summarizes information with respect to warrants outstanding at December 31, 2006:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Life
Exercise Prices	Shares	Exercise Price	(In Years)

$0.67-$9.25	2,417,944	$9.23	1.35
$15.00	3,000,000	15.00	0.13
$30.00	42,094	30.00	1.48

	5,460,038	$12.56	0.68

In 2006 there were no exercises of warrants. During 2005 and 2004, warrants to purchase a total of 1,416,668 shares and 2,302,706 shares, of the Company’s Common Stock at a weighted average exercise price of $1.53 per share and $5.14 per share, respectively were exercised. Also during 2006, 2005 and 2004, warrants to purchase a total of 100,000 shares, 599,197 shares and 15,691,782 shares, of the Company’s Common Stock at a weighted average price of $38.13 per share, $8.04 per share and $27.35 per share, respectively, expired.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2006	2005

Deferred tax assets:
Federal net operating loss carryforwards	$419,293	$729,335
State net operating loss carryforwards	67,521	83,353
Federal tax credits	35,390	19,162
Other accrued expenses	30,200	31,783
Intangible assets	—	48,902
Stock-based compensation	13,362	1,464
Investment in EBS Master LLC	30,072	—
Other	8,355	19,854

Total deferred tax assets	604,193	933,853
Valuation allowance	(544,445)	(910,519)

Net deferred tax assets	59,748	23,334

Deferred tax liabilities:
Intangible assets	(22,147)	—
Convertible notes	(36,506)	(21,958)
Other	(1,813)	(2,027)

Total deferred tax liabilities	(60,466)	(23,985)

Net deferred tax liabilities	$(718)	$(651)

	December 31,
	2006	2005

Reported as:
Current deferred tax assets and liabilities	$30,590	$37,937
Valuation allowance	(30,590)	(37,937)

Current deferred tax assets, net	—	—

Non-current deferred tax assets and liabilities	513,137	871,931
Valuation allowance	(513,855)	(872,582)

Non-current deferred tax liabilities, net	(718)	(651)

Net deferred tax liabilities	$(718)	$(651)

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$7,939	$(5,742)	$—
State	15,499	85	2,186
Foreign	1,985	4,482	2,037

Current income tax provision (benefit)	25,423	(1,175)	4,223
Reversal of valuation allowance applied to goodwill	30,770	174	—

Total income tax provision (benefit)	$56,193	$(1,001)	$4,223

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

United States federal statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal benefit)	1.3	1.5	3.5
Goodwill amortization	12.6	(7.5)	(9.7)
Valuation allowance	(79.1)	16.3	3.4
Cumulative effect of change in tax rate	—	(40.4)	—
Settlement of tax contingencies	(0.7)	(10.2)	—
Reversal of valuation allowance applied to goodwill	6.8	0.3	—
Losses benefited to (from) discontinued operations	36.7	(2.3)	(18.2)
Other	(0.2)	5.5	(2.8)

Effective income tax rate	12.4%	(1.8)%	10.2%

As of December 31, 2006, a valuation allowance was established for all domestic net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate may be reduced. The valuation allowance excludes the impact of any deferred items related to certain of the Company’s foreign operations as the realization of the deferred items for these operations is likely. These net foreign deferred tax liabilities in the amount of $718 and $651 as of December 31, 2006 and 2005, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets.

The valuation allowance for deferred tax assets decreased by $366,074 and increased by $38,421 in 2006 and 2005, respectively. The reduction in the valuation allowance in 2006 primarily relates to the utilization of net operating losses to offset the gain on the EPS Sale and the EBS Sale.

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.2 billion, which expire in 2011 through 2026, and federal tax credits of approximately $35,390, which expire in 2007 through 2027. Approximately $432,463 and $36,077 of these net operating loss carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively.

The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax net operating loss carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

The Company has excess tax benefits, related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $84,685 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable as all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The income taxes for 2006 and 2005, respectively, include a provision for federal taxes of $28,783 and $174 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. In addition, in 2005 the Joint Committee of the Internal Revenue Service completed its review of claims related to 2001 and 2002. The 2005 federal tax benefit reflects approximately $5,742 of a reduction in tax expense primarily as a result of the reevaluation of our liabilities and contingencies in light of the completion of the review.

Some of the Company’s operating companies are profitable in certain states in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $19,614, $1,711, and $2,186 related to state and other jurisdictions during 2006, 2005 and 2004, respectively. In addition, the income tax expense in 2006 includes a provision for state taxes of $1,987 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. The state tax provision in 2006 and 2005 also reflects approximately $4,115 and $1,626, respectively, of a reduction in tax expense related to discrete items associated with the reversal of contingencies for various statute expirations.

The income tax provision (benefit) for 2006, 2005 and 2004 includes $3,454, $4,482 and $2,037, respectively, related to non-U.S. income taxes of certain of the Company’s foreign operations. The non-U.S. income of these foreign operations included in income from continuing operations before income tax provision (benefit) was $10,250, $7,634 and $5,151 for 2006, 2005 and 2004, respectively. In addition, the foreign tax provision in 2006 reflects approximately $1,469 of a reduction in tax expense related to the reevaluation of our liabilities and contingencies in light of a recent tax examination.

As of December 31, 2006, 2005 and 2004, cumulative undistributed earnings of the Company’s foreign operations were $35,339, $25,878 and $23,248, respectively. No U.S. income taxes have been provided for since the Company considers the undistributed earnings to be permanently reinvested for continued use in the Company’s foreign subsidiaries’ operations. Upon repatriation of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

	December 31, 2006		December 31, 2005
	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$614,691	$614,691	$155,616	$155,616
Short-term investments	34,140	34,140	268,109	267,387
Marketable securities — long term	1,474	2,633	1,477	4,430
Liabilities:
Convertible notes	650,000	636,996	650,000	537,000
Convertible redeemable exchangeable preferred stock	98,768	132,500	98,533	96,500

As of December 31, 2006 and 2005, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, asset backed securities, money market funds and U.S. Treasury Notes and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale.

In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value, gains and losses relating to the Company’s investments in debt and equity securities:

	December 31, 2006				December 31, 2005
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-Term
Certificate of deposits and marketable debt securities	$34,140	$—	$—	$34,140	$268,109	$11	$733	$267,387

Long-Term
Equity securities	$1,474	$1,161	$2	$2,633	$1,477	$2,955	$2	$4,430

During 2006, the Company sold investments in available-for-sale marketable debt and equity securities for proceeds of $259,113 included in proceeds from maturities and sales of available-for-sale securities in the accompanying consolidated statements of cash flows, which did not result in a gain or loss.

During 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated for the redemption of the 3 1/4% Notes. The loss represented the excess of the original book value of those investments over the market value at March 31, 2005, the period in which the loss was recorded. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, during 2005, the Company sold investments in available-for-sale marketable debt securities for proceeds of $1,063,606 included in proceeds from maturities and sales of available-for-sale securities in the accompanying consolidated statements of cash

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. The Company realized a total gain of $1,961 and realized a total loss of $4,075 in connection with these sales. These gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

During 2004, the Company sold investments in available-for-sale marketable debt and equity securities for proceeds of $1,253,491. The Company realized a gain of $541 and realized a loss of $84 in connection with these sales. The gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

19.	Other Expense, Net

Other expense, net consists of the following (income) expense items:

	Years Ended December 31,
	2006	2005	2004

Transition services income(a)	$(2,524)	$—	$—
Advisory expense(b)	4,198	—	—
Loss on redemption of convertible debt(c)	—	1,902	—
Settlement of litigation(d)	—	1,863	—
Restructuring and integration charge(e)	—	—	4,535

Other expense, net	$1,674	$3,765	$4,535

(a)	Represents the net income received from Sage Software and EBSCo in relation to the respective Transition Services Agreements. See Note 2 and 3.

(b)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services related to the EBS Sale through September 26, 2006, the date the Company entered into a definitive agreement with General Atlantic regarding the sale of this business.

(c)	Represents a write-off of the remaining unamortized deferred issuance costs related to the portion of the 3 1/4% Notes that were redeemed, and the payment of the redemption premium. See Note 10.

(d)	Represents the settlement of litigation in 2005, in which the Company was named as a defendant.

(e)	Represents a charge related to the 2000 restructuring plan. See Note 8.

20.	Related Party Transactions

In 2004, the Company’s WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $7,802, $2,960 and $817 in 2006, 2005 and 2004, respectively, and $2,145 and $1,068 were included in accounts receivable as of December 31, 2006 and 2005, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of shares that represent approximately 13.0% of Emdeon’s Common Stock and approximately 10.8% of WHC Class A Common Stock as of December 31, 2006. Affiliates of FMR Corp. provide services to the Company in connection with certain of the Company’s 401(k) plans.

Through September 14, 2006 (the date of the EPS Sale), the Company leased property in Alachua, Florida for its EPS segment that is owned by a former executive officer of the Company. The term of the lease was through March 31, 2009, and under the terms of the lease, the Company was responsible for all real estate taxes, insurance and maintenance related to this property. During 2006, 2005 and 2004, the Company paid rent under this lease of approximately $973, $1,253 and $1,203, respectively.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized holding (losses) gains on available-for-sale marketable securities. The following table presents the components of other comprehensive income (loss):

	Years Ended December 31,
	2006	2005	2004

Foreign currency translation gains (losses)	$3,611	$(3,326)	$2,118
Unrealized (losses) gains on securities:
Unrealized holding losses	(1,108)	(3,389)	(10,124)
Less: reclassification adjustment for net gains (losses) realized in net income	—	(6,365)	457

Net unrealized (losses) gains on securities	(1,108)	2,976	(10,581)

Other comprehensive income (loss)	2,503	(350)	(8,463)
Net income	767,739	72,974	39,334

Comprehensive income	$770,242	$72,624	$30,871

The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Accumulated other comprehensive income includes:

	Years Ended December 31,
	2006	2005	2004

Unrealized gains (losses) on securities	$1,159	$2,267	$(709)
Foreign currency translation gains	8,951	5,340	8,666

Total accumulated other comprehensive income	$10,110	$7,607	$7,957

22.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2006	2005	2004

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,802	$13,131	$16,190

Taxes paid, net of refunds	$23,210	$5,727	$5,635

Supplemental Schedule of Non-Cash Investing and Financing activities:
Conversion of $300,000 3 1/4% Convertible Subordinated Notes to Emdeon Common Stock	$—	$214,880	$—

Accretion of convertible redeemable exchangeable preferred stock	$235	$234	$184

Deferred stock compensation related to restricted stock awards	$—	$2,241	$13,001

SAB 51 gain	$16,779	$82,275	$—

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2006 and 2005. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$277,194	$291,631	$299,732	$230,051
Cost of operations	167,174	169,041	169,710	117,833
Development and engineering	8,864	9,057	9,243	6,485
Sales, marketing, general and administrative	70,180	72,033	74,390	71,412
Depreciation and amortization	16,554	17,221	18,189	10,012
Legal expense	542	275	1,023	738
Interest (expense) income, net	(273)	(235)	1,876	12,192
Gain on sale of EBS	—	—	—	352,297
Other (expense) income, net	—	(2,072)	(1,786)	2,184

Income from continuing operations before income tax provision	13,607	21,697	27,267	390,244
Income tax provision	3,372	5,236	3,474	44,111
Minority interest in WHC	(629)	(164)	140	1,359
Equity in earnings of EBS Master LLC	—	—	—	763

Income from continuing operations	10,864	16,625	23,653	345,537
Income from discontinued operations, net of tax	5,567	6,556	358,048	889

Net income	$16,431	$23,181	$381,701	$346,426

Basic income per common share:
Income from continuing operations	$0.04	$0.06	$0.08	$1.35
Income from discontinued operations, net of tax	0.02	0.02	1.25	0.00

Net income	$0.06	$0.08	$1.33	$1.35

Diluted income per common share:
Income from continuing operations	$0.04	$0.06	$0.08	$1.14
Income from discontinued operations, net of tax	0.02	0.02	1.19	0.00

Net income	$0.06	$0.08	$1.27	$1.14

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$244,059	$257,630	$261,022	$263,764
Cost of operations	141,903	151,126	152,066	150,559
Development and engineering	8,895	8,788	8,912	9,058
Sales, marketing, general and administrative	62,456	62,971	63,865	65,595
Depreciation and amortization	14,001	15,024	15,801	16,079
Legal expense	4,160	4,283	5,904	3,488
Loss (gain) on investments	3,832	(190)	—	2,723
Interest (expense) income, net	(461)	43	2,128	3,495
Other expense, net	—	1,902	1,863	—

Income from continuing operations before income tax provision (benefit)	8,351	13,769	14,739	19,757
Income tax provision (benefit)	(201)	1,917	1,851	(4,568)
Minority interest in WHC	—	—	38	870

Income from continuing operations	8,552	11,852	12,850	23,455
Income from discontinued operations, net of tax	1,297	4,314	1,257	9,397

Net income	$9,849	$16,166	$14,107	$32,852

Basic income per common share:
Income from continuing operations	$0.03	$0.04	$0.04	$0.07
Income from discontinued operations, net of tax	0.00	0.01	0.00	0.02

Net income	$0.03	$0.05	$0.04	$0.09

Diluted income per common share:
Income from continuing operations	$0.03	$0.03	$0.03	$0.07
Income from discontinued operations, net of tax	0.00	0.02	0.01	0.02

Net income	$0.03	$0.05	$0.04	$0.09

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2006, 2005 and 2004
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(In thousands)

December 31, 2006
Allowance for Doubtful Accounts	$6,909	$1,627	$229	$(3,830)	$(3,639	)(b)	$1,296
Valuation Allowance for Deferred Tax Assets	910,519	(366,436)	362	—	—		544,445
December 31, 2005
Allowance for Doubtful Accounts	6,420	2,527	60	(2,098)	—		6,909
Valuation Allowance for Deferred Tax Assets	872,098	8,437	12,893	—	17,091	(a)	910,519
December 31, 2004
Allowance for Doubtful Accounts	10,593	(1,592)	152	(2,733)	—		6,420
Valuation Allowance for Deferred Tax Assets	876,200	115	(18,189)	—	13,972	(a)	872,098

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

(b)	Represents the sale of the Emdeon Business Services segment on November 16, 2006.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)
2.3*	Amended and Restated Limited Liability Company Agreement for EBS Master LLC
2.4*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of WebMD Health Corp. (“WHC”))
2.5*	Agreement and Plan of Merger, dated as of January 17, 2006, among the WHC, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the WHC’s Current Report on Form 8-K filed on January 20, 2006)
2.6*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the WHC, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on April 19, 2006)
2.7*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on July 25, 2006)
2.8*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WHC, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WHC on November 8, 2006)
2.9*	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., WebMD Corporation, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.1	Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation of the Registrant Changing its Name from WebMD Corporation to Emdeon Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2005)
3.3	Certificate of Designations for Convertible Redeemable Exchangeable Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.4	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.5)

Exhibit No.	Description

4.4	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5	Indenture, dated as of August 30, 2005, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.6	Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.7)
4.7	Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.8	Convertible Redeemable Exchangeable Preferred Stock Purchase Agreement, dated as of March 4, 2004, between CalPERs/PCG Corporate Partners, LLC and WebMD Corporation (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)
4.9	Form of Stock Certificate for Convertible Redeemable Exchangeable Preferred Stock (included in Exhibit 3.2)
4.10	Form of Indenture for 10% Subordinated Notes due 2010 (included in Exhibit 3.3)
4.11	Form of 10% Subordinated Note due 2010 (included in Exhibit 3.3)
10.1	Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC
10.3	Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4**	Employment Agreement, dated as of November 9, 2006, between the Registrant and Mark Funston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2006)
10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10.6**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.7**	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10.8**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.9**	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10.10**	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.	Description

10.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10.12**	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10.13**	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006)
10.14**	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10.15**	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.16**	Amended and Restated Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.17**	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.18**	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10.19**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10.20**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.21**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.22**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.23**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.24**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.25**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.26**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.27**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.28**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.29**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)

Exhibit No.	Description

10.30**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.31**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10.32**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.33**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.34**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10.35**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.36**	2003 Non-Qualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.37**	2004 Non-Qualified Stock Option Plan for Employees of Dakota Imaging, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.38**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.39**	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10.40**	Employment Agreement, dated as of September 23, 2003, between the Registrant and Andrew Corbin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.41**	Letter Agreement between the Registrant and Andrew C. Corbin dated November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.42**	Letter Agreement, dated as of July 10, 2006, between the Registrant, Emdeon Practice Services, Inc. and Andrew C. Corbin (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 11, 2006)
10.43	Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2006)
10.44	Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10.45**	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10.46**	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10.47**	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)

Exhibit No.	Description

10.48**	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10.49**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Annex E to WHC’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10.50**	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.51**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.52**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan (incorporated by reference from Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 97)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant
99.1	Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.2	Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.3	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.4	Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.5	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.6	By-laws of WHC (incorporated by reference to Exhibit 99.2 to the WHC Form 8-A)
99.7	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.8	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.9	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.10	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.11	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)

Exhibit No.	Description

99.12	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.13	Amended and Restated Business Services Agreement, dated as of August 7, 2006, among Emdeon Practice Services, Inc. and WHC (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on August 11, 2006)
99.14	CDHP Marketing Plan Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation, Advanced Business Fulfillment LLC and WHC (incorporated by reference from Exhibit 10.2 to WHC’s Current Report on Form 8-K filed on September 29, 2006)
99.15	Amended and Restated Joint Development Agreement, dated as of August 7, 2006, among Emdeon Practice Services, Inc. and WHC (incorporated by reference from Exhibit 10.2 to WHC’s Current Report on Form 8-K filed on August 11, 2006)
99.16	Letter, dated February 2, 2007, executed by WHC and the Registrant (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on February 2, 2007)
99.17	Amended and Restated Business Services Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation and WHC (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on September 29, 2006)

*	With respect to Exhibits 2.1 through 2.9, the exhibits and schedules to those Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.