Form 10-K/A
period 2006-12-31
EMDEON CORP
filed 2007-04-30
CIK 1009575

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	50	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)(5)(6)	61	Director
Kevin M. Cameron(1)	40	Director; Chief Executive Officer
Neil F. Dimick(4)(5)	57	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
James V. Manning(1)(2)(4)	60	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(5)(6)	81	Director
Joseph E. Smith(1)(2)(3)(6)	68	Director
Martin J. Wygod(1)	67	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of WebMD Health Corp., our publicly traded subsidiary, which we refer to in this Annual Report as WHC. Emdeon, through its ownership of WHC Class B Common Stock owns approximately 84% of the total outstanding common stock of WHC and approximately 96% of the combined voting power of WHC’s outstanding common stock.

Executive Officers

Name	Age	Positions

Kevin M. Cameron	40	Chief Executive Officer
Mark D. Funston	47	Executive Vice President and Chief Financial Officer
Wayne T. Gattinella	55	CEO and President of our WebMD segment
Arthur Lehrer	57	CEO and President of our ViPS segment
Charles A. Mele	50	Executive Vice President, General Counsel and Secretary
William G. Midgette	51	CEO of our Porex segment
Martin J. Wygod	67	Chairman of the Board

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

Paul A. Brooke has been a director of our company since November 2000. Mr. Brooke has been Chairman and Chief Executive Officer of Ithaka Acquisition Corporation, a publicly-traded development stage company, since 2005 and has been the Managing Member of PMSV Holdings LLC, a private investment firm, since 1993. Mr. Brooke has also been a Senior Advisor to Morgan Stanley since April 2000. From 1997 through 2006, Mr. Brooke was a Venture Partner of MPM Capital, a venture capital firm specializing in the healthcare industry. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC. He serves as a member of the Boards of Directors of the following other public companies: Incyte Corporation, a drug discovery company; and Viropharma Incorporated, a pharmaceutical company.

Kevin M. Cameron has served as a director and as Chief Executive Officer of our company since October 2004. From November 2005 until November 2006, Mr. Cameron also served as Acting CEO of Emdeon Business Services, which was then one of our segments. Mr. Cameron has held senior executive positions at our company and its predecessors since April 2000. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman. From September 2000 to January 2002, he served as Executive Vice President, Business Development of our company and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with our company in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to Emdeon. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney, which is now part of Citigroup.

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

Mark D. Funston has served as Executive Vice President and Chief Financial Officer of our company since November 2006. Prior to joining Emdeon, Mr. Funston was Interim Chief Financial Officer of Digital Harbor, Inc. a privately held software company, from November 2005. Prior to that, Mr. Funston served as Chief Financial Officer of Group 1 Software, Inc., a publicly traded software company, from 1996 until its acquisition by Pitney Bowes in 2004. From 1989 to 1996, Mr. Funston was Chief Financial Officer of COMSAT RSI, Inc. (formerly Radiation Systems, Inc.), a publicly traded telecommunications manufacturing company acquired by COMSAT Corporation in 1994.

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

Arthur Lehrer has served as Chief Executive Officer and President of our ViPS segment since June 2006. Prior to that, Mr. Lehrer served as General Manager of ViPS’ Government Solutions Group for more than five years and in other management positions at ViPS since 1983.

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

Joseph E. Smith has been a director of our company since September 2000. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and on the Board of Trustees of the International Longevity Center, a non-profit organization. He also serves as a director of Esprit Pharma, Inc., a privately-held specialty pharmaceutical firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our Common Stock satisfied all applicable filing requirements under Section 16(a), except that Messrs. Gattinella and Midgette each reported in February 2007 on a Form 5 that shares of Emdeon Common Stock held in a 401(k) Plan for their account (150 shares for Mr. Gattinella and 2,401 shares for Mr. Midgette) were tendered by the plan trustee, on their behalf, to Emdeon in its tender offer in December 2006 for $12.00 per share, which should have been reported on Form 4 within two business days of completion of the tender offer.

Corporate Governance

Board of Directors.  Our Board of Directors has eight members. Two of the members are also employees of Emdeon: Mr. Cameron, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and NASDAQ Global Select Market listing standards. See

“Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other Emdeon employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and Emdeon stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Dr. Adler and Messrs. Sarkowsky and Cameron will expire at our Annual Meeting of Stockholders in 2007; the terms of Messrs. Dimick and Smith will expire at our Annual Meeting in 2008; and the terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2009.

Our Board of Directors met 15 times during 2006. During 2006, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. Emdeon’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All but one of our directors attended our 2006 Annual Meeting.

Our Board of Directors currently has six standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee, a Nominating Committee, and a Related Parties Committee. The Compensation Committee, the Audit Committee, the Governance & Compliance Committee, the Nominating Committee and the Related Parties Committee each has the authority to retain such outside advisors as it may determine to be appropriate.

Communications with Our Directors.  Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, Emdeon Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

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

Committees of the Board of Directors.  This section describes the roles of each of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and NASDAQ listing standards. These Committees work with their counterparts at WHC where their responsibilities overlap or where they otherwise believe it is appropriate to do so. To assist in that coordination of responsibilities, the Chairpersons of our Audit Committee, Compensation Committee Governance & Compliance Committee and Nominating Committee are the same persons who hold those positions on those committees of the WHC Board.

Executive Committee.  The Executive Committee, which met three times during 2006, is currently comprised of Messrs. Brooke, Cameron, Manning, Smith and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met 13 times during 2006, is currently comprised of Messrs. Brooke, Manning and Smith; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Global Select Market listing standards and is financially literate, as required under applicable NASDAQ Global Select Market listing standards. In addition, the Board of Directors of Emdeon has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of the Audit Committee Charter, as amended through July 27, 2006, was included as Annex A to the Proxy Statement for our 2006 Annual Meeting. A copy of the joint Emdeon and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that we filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of Emdeon and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of Emdeon requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.emdeon.com in the “About Emdeon” section, or in a Current Report on Form 8-K.

Compensation Committee.  The Compensation Committee, which met 12 times during 2006, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable NASDAQ Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of our executive compensation program and our incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to our executive officers and the terms of any employment agreements with them;

•	determination of compensation levels for non-employee directors; and

•	review of and making recommendations regarding other matters relating to our compensation practices.

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through July 27, 2006, was included as Annex B to the Proxy

Statement for our 2006 Annual Meeting. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2006, is currently comprised of Messrs. Brooke, Dimick and Sarkowsky; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable NASDAQ Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through July 27, 2006, was included as Annex C to the Proxy Statement for our 2006 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the Emdeon Board. Instead, the Nominating Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to Emdeon;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to Emdeon;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the Emdeon Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or to have “financial sophistication” under applicable SEC rules and the listing standards of The NASDAQ Global Select Market;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.

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

Governance & Compliance Committee.  The Governance & Compliance Committee is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The Governance & Compliance Committee met twice in 2006. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

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

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the Governance & Compliance Committee Charter, as amended through July 27, 2006, was included as Annex D to the Proxy Statement for our 2006 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  In September 2005, our Board of Directors established the Related Parties Committee. The Related Parties Committee is currently comprised of Messrs. Brooke, Sarkowsky and Smith. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of our WebMD Health Corp. subsidiary (which we refer to as WHC). The Related Parties Committee met once during 2006. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between Emdeon and WHC; and

•	oversight of other matters in which the interests of Emdeon and WHC conflict or may potentially conflict.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•	Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler are members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 14 to the Consolidated Financial Statements included in this Annual Report;

•	Messrs. Dimick, Manning and Wygod were members during 2005 and part of 2006 of a special committee of the Board that provided oversight with respect to information technology matters relating to Emdeon Business Services; and

•	Messrs. Wygod, Manning and Smith are members of a special committee of the Board authorized to make determinations relating to our stock repurchase program.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by Emdeon during 2006 to the members of our Board of Directors who are not also Emdeon or WHC employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the Emdeon Board is authorized to determine the compensation of the Non-Employee Directors.

As described below, only two types of compensation were paid by Emdeon to Non-Employee Directors in 2006 for their Board and Board Committee service: (1) cash and (2) a grant of non-qualified options to purchase Emdeon Common Stock. None of the Non-Employee Directors received any other compensation from Emdeon during 2006 and none of them provided any services to Emdeon during 2006, except their service as a director. Emdeon does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2006 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2006, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Cash Compensation” and “— Option Grants” below.

(a)	(b)	(c)	(d)
	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(1)(2)	($)

Mark J. Adler, M.D.(3)	95,000	67,939	162,939
Paul A. Brooke	107,500	67,939	175,439
Neil F. Dimick(3)	62,500	70,459	132,959
James V. Manning(3)	117,500	67,939	185,439
Herman Sarkowsky	97,500	67,939	165,439
Joseph E. Smith	107,500	67,939	175,439

(1)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by Emdeon in 2006 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 4 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from Emdeon equity compensation will depend on the price of our Common Stock at the time they exercise vested stock options.

(2)	Under Emdeon’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the 2000 Plan), Non-Employee Directors of Emdeon automatically receive an award of 20,000 options to purchase Emdeon Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2006 each had an exercise price of $8.46 per share and each had a total grant date fair value equal to $64,046, based on the methodology and assumptions referred to in Footnote 1 above. The following lists the total number shares of Emdeon Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2006 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	216,000	$9.96
Paul A. Brooke	190,000	$7.56
Neil F. Dimick	37,916	$8.46
James V. Manning	228,000	$8.58
Herman Sarkowsky	415,000	$10.36
Joseph E. Smith	146,000	$11.49

See “— Option Grants” below for additional information.

(3)	These three Non-Employee Directors of Emdeon are also non-employee directors of WHC, for which they received compensation from WHC. For information regarding the compensation they received from WHC, see below under “Compensation for Service on WHC Board.”

Cash Compensation

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (a) of the 2006 Director Compensation Table represents the sum of the following amounts, each of which is described below:

•	an annual retainer for service on the Board;

•	annual fees for service on standing Committees of the Board;

•	annual fees, if any, for serving as Chairperson of standing Committees of the Board; and

•	quarterly fees for service on other Committees of the Board.

Non-Employee Directors do not receive per meeting fees but are reimbursed for out-of-pocket expenses they incur in connection with attending Board and Board Committee meetings and our Annual Meeting of Stockholders.

Board Service.  Each Non-Employee Director receives an annual retainer of $30,000 for service on the Emdeon Board.

Service on Standing Committees.  We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those Committees, in the following amounts:

Type of Service	Annual Fee

Membership on Audit Committee (Messrs. Brooke, Manning and Smith)	$15,000
Membership on Compensation Committee (Dr. Adler and Messrs. Sarkowsky and Smith) or Nominating Committee (Messrs. Brooke, Dimick and Sarkowsky)	$5,000
Membership on Governance & Compliance Committee (Dr. Adler and Messrs. Dimick and Manning) or Related Parties Committee (Messrs. Brooke, Sarkowsky and Smith)	$10,000
Chairperson of Compensation Committee (Dr. Adler) or Nominating Committee (Mr. Dimick)	$2,500
Chairperson of Audit Committee (Mr. Manning) or Governance & Compliance Committee (Mr. Dimick)	$10,000

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in Emdeon Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees are generally paid on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. Non-Employee Directors served on two such committees in 2006 and received the compensation described below:

•	Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler were each paid $47,500 for their service in 2006 as members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 14 to the Consolidated Financial Statements included in this Annual Report. Members of this special committee will continue to receive compensation for their service on the committee. The current quarterly payment is $7,500 per member.

•	Messrs. Dimick and Manning were each paid $5,000 for their service in the first quarter of 2006 on a special committee of the Board that provided oversight with respect to information technology matters relating to Emdeon Business Services.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives options to purchase 20,000 shares of Emdeon Common Stock pursuant to automatic annual grants of stock options under our 2000 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of Emdeon Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and Emdeon’s equity award grant practices, the fair market value is equal to the closing price of a share of Emdeon Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 20,000 shares of Emdeon Common Stock on January 1, 2007 (with an exercise price of $12.39 per share) and January 1, 2006 (with an exercise price of $8.46 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant.

Under the 2000 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of Emdeon. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2000 Plan and the award agreement. For purposes of the 2000 Plan, a “Change in Control” generally includes (i) a change in the majority of the Board of Directors of Emdeon without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of Emdeon and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which Emdeon’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of Emdeon’s assets.

Discretionary Grants.  Our Non-Employee Directors may receive discretionary grants of stock options under the 2000 Plan. No discretionary grants were made in 2006.

Compensation for Service on WHC Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of WHC and receive compensation from WHC for their service. The Compensation Committee of the WHC Board is authorized to determine the compensation of WHC’s non-employee directors.

Only two types of compensation were paid by WHC to its non-employee directors in 2006 for their Board and Board Committee service: (1) annual fees paid in the form of shares of WHC Class A Common Stock and (2) a grant of options to purchase WHC Class A Common Stock. None of WHC’s non-employee directors received any other compensation from WHC during 2006 and none of them provided any services to WHC during 2006, except their service as a director. WHC does not offer any deferred compensation plans or retirement plans to its non-employee directors.

This table provides information regarding the value of the compensation from WHC to the individuals listed for 2006, as calculated in accordance with applicable SEC regulations.

	(b)	(c)	(d)
(a)	Stock Awards	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.	66,737	103,057	169,794
Neil F. Dimick	91,737	103,057	194,794
James V. Manning	84,237	103,057	187,294

(1)	Shares of WHC Class A Common Stock were issued by WHC on September 28, 2006 (the first anniversary of WHC’s initial public offering) in payment for annual fees for service on the WHC Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. The amounts (expressed in dollars) of the fees are the same as those applicable to the Emdeon Board and its standing Committees, as described above. For each individual listed in Column (a) of this table, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees by $34.45, the closing price of WHC Class A Common Stock on the NASDAQ Global Select Market on September 28, 2006. Dr. Adler received 1,378 shares of WHC Class A Common Stock; Mr. Dimick received 2,104 shares; and Mr. Manning received 1,886 shares. In addition, this column includes $19,237 for each individual, which reflects the aggregate dollar amounts recognized by WHC in 2006, for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WHC Restricted Stock made to these directors at the time of WHC’s initial public offering.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WHC in 2006 for stock option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See “WHC Plans” in Note 4 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect WHC’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from WHC equity compensation will depend on the price of WHC Class A Common Stock at the time they exercise vested stock options or at the time of vesting of WHC Restricted Stock.

(3)	Under WHC’s 2005 Long-Term Incentive Plan (which we refer to as the WHC 2005 Plan), Non-Employee Directors of WHC automatically receive an award of 13,200 options to purchase WHC Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2006 each had an exercise price of $29.05 per share and each had a total grant date fair value equal to $182,248, based on the methodology and assumptions referred to in Footnote 2 above. The Compensation Committee of the WHC Board has discretion to make other grants of options to purchase WHC Class A Common Stock to WHC’s non-employee directors, but did not do so in 2006. The following lists the total number shares of WHC Class A Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2006 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding WHC Options	Exercise Price

Mark J. Adler, M.D.	26,400	$23.28
Neil F. Dimick	26,400	$23.28
James V. Manning	26,400	$23.28

In addition, as of December 31, 2006, each of the listed individuals held 3,300 shares of unvested WHC Restricted Stock that were granted at the time of WHC’s initial public offering.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for 2006 consist of our Chief Executive Officer, two individuals that served as our Chief Financial Officer during that year and the three other executive officers of Emdeon who received the most compensation for 2006. This section is organized as follows:

•	2006 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2006 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Emdeon specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2006 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between Emdeon (or our subsidiaries) and our Named Executive Officers. We refer to these summaries in various other places in this Executive Compensation section.

The parts of this Executive Compensation section described above are intended to be read together and each provides information not included in the others. In addition, for background information regarding the Compensation Committee of our Board of Directors and its responsibilities, please see Item 10 above under the heading “Committees of the Board of Directors — Compensation Committee,” which is hereby incorporated by reference into this Item 11.

2006 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of Emdeon’s compensation programs and makes specific compensation decisions regarding compensation of the Named Executive Officers and Emdeon’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of Emdeon’s executive compensation programs and policies and their application by the Compensation Committee in 2006 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the

Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
Herman Sarkowsky
Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2006. No current member of the Compensation Committee is a current or former executive officer or employee of Emdeon or had any relationships in 2006 requiring disclosure by Emdeon or WHC under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of Emdeon’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the Emdeon Board or the Compensation Committee of the WHC Board during the fiscal year ended December 31, 2006.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2006 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by Emdeon.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2006, by the Compensation Committee in its discretion;

•	special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•	grants of non-qualified options to purchase shares of Emdeon Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of Emdeon Common Stock on the grant date (and, in the case of certain Named Executive Officers, options to purchase shares of WHC Class A Common Stock, with an exercise price that is equal to the fair market value of WHC Class A Common Stock on the grant date); and

•	grants of shares of restricted Emdeon Common Stock (which we refer to as Emdeon Restricted Stock), subject to vesting based on continued employment and, in the case of Mr. Wygod only, shares of restricted WHC Class A Common Stock (which we refer to as WHC Restricted Stock), subject to vesting based on continued employment.

A discussion of each of the above types of compensation and their use in 2006 follows under the heading “— Use of Specific Types of Compensation in 2006.” As more fully described below, the compensation of our other executives generally consists of the same types, with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

In determining the forms of compensation to be used by Emdeon, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than 401(k) plans generally available to our employees. Subject to the terms of the Emdeon 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the Emdeon 401(k) Plan), Emdeon matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by Emdeon is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). Our Named Executive Officers, other than Messrs. Mele and Wygod, chose to participate in the Emdeon 401(k) Plan in 2006. WHC employees are eligible to participate in the Emdeon 401(k) Plan. Our Porex and ViPS subsidiaries also sponsor 401(k) plans for their employees.

Please see “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a description of the potential payments that may be made to the Named Executive Officers in connection with a termination of employment or a change in control and “Employment Agreements with Named Executive Officers” for a description of the relevant provisions of those employment agreements.

Discussion of Compensation Policies.  The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•	Competitive with the market in order to help attract, motivate and retain highly qualified managers and executives. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase Emdeon Common Stock.

•	Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation. It is Emdeon’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from three to four years. Through annual and long-term incentives, a major portion of the total potential compensation of Emdeon’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company.

•	Designed to foster a long-term commitment by management. The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to Emdeon by our management team. The vesting schedules attributable to equity grants are typically 3 to 4 years with, in some cases (particularly for more senior executives), scheduled vestings that are smaller in the early vesting periods and greater in the later vesting periods.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with Emdeon for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at Emdeon. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for Emdeon compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to Emdeon of specific individuals. With respect to 2006 compensation, the

Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer of Emdeon with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the Chief Executive Officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executive officers and amounts being paid to other Emdeon executives.

Emdeon’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Key Events Affecting Compensation Decisions in 2006.  During 2006, we completed three significant transactions, selling two large businesses and repurchasing a significant portion of our outstanding Common Stock:

•	Sale of Emdeon Practice Services Segment. In September 2006, we sold our Emdeon Practice Services (or EPS) segment to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc. We received net cash proceeds of approximately $532 million, which does not include $35 million being held in escrow as security for Emdeon’s indemnification obligations under the Stock Purchase Agreement for the EPS Sale.

•	Sale of Emdeon Business Services Segment. In November 2006, we sold a 52% interest in our Emdeon Business Services (or EBS) segment to an affiliate of General Atlantic LLC. We received cash proceeds of approximately $1.2 billion and retained a 48% interest in the company that now owns EBS. The acquisition of EBS by that company was financed with approximately $925 million in bank debt and an investment of approximately $320 million by General Atlantic. The bank debt is not an obligation of or guaranteed by Emdeon or any of Emdeon’s subsidiaries.

•	Tender Offer. On October 20, 2006, we commenced a tender offer to purchase shares of our Common Stock, contingent upon the closing of the EBS Sale. On December 4, 2006, the tender offer was completed and, as a result, we repurchased 129,234,164 shares of our Common Stock at a price of $12.00 per share for an aggregate price of approximately $1.55 billion, using proceeds from the EPS Sale and EBS Sale. The shares purchased in the tender offer represented approximately 45% of the outstanding shares of our Common Stock immediately prior to the tender offer.

These transactions have substantially repositioned our company. For additional information regarding these transactions, see “Business — Significant Corporate Transactions During 2006” in Part I of this Annual Report and Notes 2 and 3 to the Consolidated Financial Statements included in this Annual Report. The successful completion of these transactions was taken into consideration in compensation decisions with respect to 2006, both by the Compensation Committee in its decisions relating to executive officer compensation and by the Chief Executive Officer and other members of senior management in their decisions relating to other executives. In particular, the Compensation Committee considered the execution challenges that the sale transactions presented because of their size, because of industry dynamics and because of the demands placed upon senior management to continue to operate those businesses effectively while pursuing their potential sale. The Compensation Committee believes that Emdeon’s senior management met these execution challenges exceptionally well and also performed well in managing Emdeon’s other businesses during 2006.

Use of Specific Types of Compensation in 2006.

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but has made few changes in those salaries in recent years except upon a change in position. No such changes were made in 2006. In general, it is the Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, when the Compensation Committee contemplates an adjustment to base salary, various factors are considered, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. Similar factors are considered by Emdeon senior management in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Cash Bonuses.  Emdeon executives have the opportunity to earn annual cash bonuses. For executives who are not executive officers, individual target opportunities, as a percentage of their base salary, are generally established by our Chief Executive Officer and other members of senior management. These target percentages vary based on each executive’s level and scope of responsibility. Actual bonus amounts are determined considering an executive’s personal performance and the performance of Emdeon during the year (which includes, in the case of executives working in specific business segments, the performance of that segment during the year).

With respect to Emdeon’s executive officers, the amounts of their 2006 annual bonuses were determined by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) in its discretion, based upon its assessment of individual and company performance during the year (which includes, in the case of executive officers leading specific business segments, the performance of that segment during the year). In some years, bonus awards for some of our executive officers (particularly newly-hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to 2006. In addition, no pre-established performance targets were used in determining bonus amounts for executive officers for 2006; the Compensation Committee determined such amounts based on its assessment of the performance of Emdeon and its business segments in 2006 (taking into consideration the extent to which financial and operational goals discussed by management and the Board during 2006 were achieved and the reasons for that) and its assessment of each executive officer’s individual performance and contributions during the year.

The following table lists the annual cash bonuses payable to the Named Executive Officers with respect to 2006, as well as with respect to 2005:

Named		Amount of	Amount of
Executive Officer	Title	2006 Annual Bonus	2005 Annual Bonus

Kevin C. Cameron	Chief Executive Officer	$780,000	$450,000
Mark Funston	Executive Vice President and Chief Financial Officer	$35,000	n/a
Wayne T. Gattinella	CEO and President, WebMD	$340,000	$280,000
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$350,000	$325,000
Martin J. Wygod	Chairman of the Board	$780,000	$450,000

Mr. Gattinella’s annual cash bonus was approved by the Compensation Committee of WHC and ratified by the Emdeon Compensation Committee, and was paid by WHC. Mr. Funston’s employment by Emdeon began in mid-November of 2006 and the amount of his bonus was set by the Compensation Committee based on that part-year employment period. For information regarding amounts paid to Andrew C. Corbin (our former Chief Financial Officer) with respect to 2006, see “Employment Agreements with Named Executive Officers — Andrew C. Corbin.”

Special Cash Bonuses.  The Compensation Committee approved payment of the following special bonuses to Named Executive Officers in November 2006:

Named		Amount of
Executive Officer	Title	Special Bonus

Kevin C. Cameron	Chief Executive Officer	$2,750,000
Andrew C. Corbin	Former Chief Financial Officer and Former Chief Executive Officer, Emdeon Practice Services	$300,000
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$1,000,000
Martin J. Wygod	Chairman of the Board	$2,750,000

The special bonuses were made in recognition of the contributions of the above Named Executive Officers to the completion of the EPS Sale and the EBS Sale and the related repositioning of our company, as well as their past contributions leading up to those transactions. The amounts of the special bonuses were determined by the Compensation Committee of the Emdeon Board, in its discretion. No other special bonuses or other one-time payments were made to Named Executive Officers for 2006, except as described below under “Employment Agreements with Named Executive Officers — Andrew C. Corbin” with respect to amounts paid to Mr. Corbin pursuant to his employment agreement.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of Emdeon Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the price of Emdeon Common Stock increases after the grant date. Historically, long-term incentives at our company were comprised almost exclusively of stock option grants. However, in light of market trends and changes in the accounting treatment applicable to such option grants, we have increased our use of Emdeon Restricted Stock as part of the mix of equity compensation for our executives and certain other employees. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of Emdeon. The amount that employees receive from equity awards increases when the price of Emdeon Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period.

The Compensation Committee has not made equity grants to our Named Executive Officers every year. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual Named Executive Officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, larger grants are typically made to individuals the Compensation Committee believes have the greatest potential to affect the value of our company and improve results for stockholders. In 2006, the Compensation Committee granted options to purchase Emdeon Common Stock and shares of Emdeon Restricted Stock to each of our Named Executive Officers, other than Mr. Gattinella (whose grants are expected to come primarily from WHC since he is its Chief Executive Officer) and Mr. Corbin (who, as explained above, left Emdeon in 2006). The material terms of those options are described below under “Executive Compensation Tables — Grants of Plan-Based Awards in 2006.” The grant to Mr. Wygod in January 2006 was made primarily because, at that time, he had no unvested options to purchase Emdeon Common Stock and it was determined to be appropriate as a way to continue to motivate him to remain as Chairman of Emdeon. No options to purchase Emdeon Common Stock had been granted to Mr. Wygod since September 2001 as he did not participate in the March 2004 broad-based grant of options and restricted stock to executive officers, officers and other key employees. In addition, we granted awards of options and restricted stock to Messrs. Cameron, Mele and Wygod and certain other officers and key employees in October and November 2006 at the time of the EPS Sale and the EBS Sale. These grants were intended to motivate the recipients to remain in the employ of Emdeon following the repositioning of our company as a result of those transactions. The grants to Mr. Funston were made in connection with his joining Emdeon in November 2006.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in Emdeon’s benefit plans on the same basis as our other employees (including matching contributions to a 401(k) Plan and company-paid group term life insurance). Emdeon, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our executive officers in 2006 are described in the footnotes to the Summary Compensation Table and consisted primarily of car allowances. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, Emdeon’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by Emdeon. However, cash bonuses for Emdeon’s executive officers (including the special bonuses in 2006 described above), and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and therefore, are subject to its limits on deductibility. In determining that the compensation of Emdeon’s executive officers for 2006 was appropriate under the circumstances and in the best interests of Emdeon and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to Emdeon to offset income for Federal income tax purposes. See Note 17 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers for services rendered during 2006 and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2006; Outstanding Equity Awards at End of 2006; and Option Exercises and Stock Vested in 2006.

As permitted by the SEC rules relating to these tables, our tables reflect only the types of compensation that we pay. For example, since our only retirement plans are 401(k) plans, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by Emdeon and WHC, see “Compensation Discussion and Analysis — Overview of Types of Compensation.”

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during 2006, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers by Emdeon and its subsidiaries (including WHC and its subsidiaries). Amounts reflecting equity grants by Emdeon are noted with an “E” and amounts reflecting equity grants by WHC are noted with a “W.”

(a)	(b)	(c)	(d)	(e)		(f)		(g)		(h)
				Stock		Option		All Other
Name and		Salary	Bonus	Awards		Awards		Compensation		Total
Principal Position	Year	($)	($)	($)(1)		($)(1)		($)		($)

Kevin M. Cameron	2006	660,000	3,530,000	714,830	E	1,682,494	E	17,552	(2)	6,843,998
Chief Executive Officer						239,122	W

						1,921,616
Mark D. Funston	2006	46,875	35,000	22,867	E	24,000	E	526	(3)	129,268
Executive VP and Chief Financial Officer
Wayne T. Gattinella	2006	560,000	340,000	46,977	E	229,800	E	8,313	(4)	2,585,752
Chief Executive Officer and,				439,809	W	960,853	W

President of WebMD Segment				486,786		1,190,653
Charles A. Mele	2006	450,000	1,350,000	121,643	E	312,736	E	16,663	(5)	2,442,339
Executive VP, General Counsel						191,297	W

and Secretary						504,033
Martin J. Wygod	2006	975,000	3,530,000	629,691	E	709,598	E	10,847	(6)	7,255,798
Chairman of the Board				439,809	W	960,853	W

				1,069,500		1,670,451
Andrew C. Corbin	2006	458,942	675,000	238,692	E	893,181	E	59,723	(7)	2,325,538
Former Chief Financial Officer

(1)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by Emdeon in 2006 for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 4 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Common Stock (or the price of WebMD Class A Common Stock in the case of WebMD equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of Emdeon Restricted Stock and WHC Restricted Stock have voting power and the right to receive dividends, if any that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(2)	Consists of: (a) $3,300 in company matching contributions under the Emdeon 401(k) Plan; (b) $1,712 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; and (d) an automobile allowance of $12,000.

(3)	Consists of: (a) $433 in company matching contributions under the Emdeon 401(k) Plan; and (b) $93 for company-paid group term life insurance.

(4)	Consists of: (a) $3,085 in company matching contributions under the Emdeon 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(5)	Consists of: (a) $3,421 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(6)	Consists of: (a) $3,989 for company-paid supplemental disability insurance; and $6,858 for company-paid group term life insurance.

(7)	Consists of: (a) $3,300 in company matching contributions under the Emdeon 401(k) Plan; (b) $2,921 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; (d) an automobile allowance of $11,539; (e) $21,546 for reimbursement of non-refundable costs of a vacation cancelled at company request; (f) $2,500 for reimbursement of attorney’s fees in connection with amending his employment agreement; and (g) $17,377 for reimbursement of amounts required to pay income taxes resulting from payment of the amounts described in clauses (e) and (f) of this footnote.

Additional Information.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2006 and provides a dollar amount for total compensation. All amounts reported in the Summary Compensation Table for Mr. Gattinella reflect compensation from WHC, except for amounts reflecting grants of Emdeon Restricted Stock and options to purchase Emdeon Common Stock which he received prior to WHC’s initial public offering and which continue to vest in accordance with their terms. The amounts reported in the Summary Compensation Table for our other Named Executive Officers reflect compensation from Emdeon, except for amounts reflecting grants of WHC Restricted Stock and options to purchase WHC Class A Common Stock.

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to Emdeon entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year are made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) and are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2006 and the decisions made by the Compensation Committee relating to 2006 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers earned or were paid the other benefits listed in Column (i) of the Summary Compensation Table and described in footnotes 2 through 7 to the table. In the case of Mr. Funston, the Summary Compensation Table reflects compensation beginning in mid-November 2006, when he joined our company. For additional information regarding the compensation received by Mr. Corbin in connection with his leaving our company to join Sage Software following Sage Software’s purchase of Emdeon Practice Services from us, see “Employment Agreements with Named Executive Officers — Andrew C. Corbin” below.

Grants of Plan-Based Awards in 2006

Table.  The following table presents information regarding the equity incentive awards granted by Emdeon to our Named Executive Officers during 2006. No grants were made by WHC to any of our Named Executive Officers during 2006. The material terms of each grant are described below under “Additional Information Regarding Plan-Based Awards.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)
			All Stock		Exercise or
			Awards:	All Option Awards:	Base Price of
			Number of	Number of Securities	Option	Grant Date Fair Value of
	Approval	Grant	Shares of Stock	Underlying Options	Awards	Stock and Option Awards
Name	Date	Date	(#)	(#)	($/Sh)	($)

Kevin M. Cameron	10/23/06	10/23/06	300,000	900,000	11.86	7,510,080
Mark D. Funston	11/09/06	11/13/06	60,000	180,000	11.60	1,426,512
Wayne T. Gattinella	—	—	—	—	—	—
Charles A. Mele	10/23/06	10/23/06	100,000	300,000	11.86	2,503,360
Martin J. Wygod	1/27/06	1/27/06	150,000	600,000	8.77	3,307,260
	10/23/06	10/23/06	300,000	900,000	11.86	7,510,080

						10,817,340
Andrew C. Corbin	—	—	—	—	—	—

Additional Information.  Each stock option granted to our Named Executive Officers during 2006 and reported in Column (g) of the table above was granted pursuant to the 2000 Plan, except that a 500,000 share portion of the option grant made to Mr. Wygod in January 2006 was made under the 1996 Stock Plan. All such grants were made with a per-share exercise price equal to the fair market value of a share of the Common Stock of Emdeon on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan or the 1996 Plan (as applicable) and Emdeon’s option grant practices, the fair market value is equal to the closing price of a share of Common Stock of Emdeon on the Nasdaq Global Select Market on the grant date. Each stock option granted to our Named Executive Officers in 2006 is subject to a four (4) year vesting schedule (with 25% vesting on each of the first four anniversaries of the grant date), other than the grants made to Messrs. Cameron, Mele and Wygod on October 23, 2006, which are scheduled to vest as follows: 27% of the grant vests on the first anniversary of the date of grant, 33% vests on the second anniversary and 40% vests on the third anniversary. Once vested, each stock option will generally remain exercisable until its normal expiration date. Each of the stock options granted to our Named Executive Officers in 2006 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change in control of Emdeon, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated by Emdeon for cause, outstanding stock options (whether vested or unvested) will immediately terminate.

Each award of Emdeon Restricted Stock to our Named Executive Officers in 2006 represents an award of Emdeon Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the 2000 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of Emdeon Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares. The grants of Emdeon Restricted Stock made to Mr. Wygod on January 27, 2006 are subject to a 3 year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant. The grants of Emdeon Restricted Stock made to Messrs. Cameron, Mele and Wygod on October 23, 2006 have the same vesting schedule as the option grants made to those individuals on that date described above. The grant to Mr. Funston vests in equal installments of 25% over 4 years. For information regarding the effect on vesting of Emdeon Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change in control of Emdeon, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below.

The 2000 Plan and the 1996 Stock Plan are administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the 2000 Plan and the 1996 Stock Plan are generally only transferable to a beneficiary of a Plan participant upon his or her death. However, the Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

Outstanding Equity Awards at End of 2006

Table.  The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2006, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of Emdeon equity are indicated with “(E)” at the beginning of column (b) in the table and awards of WHC equity are indicated with “(W)” at the beginning of that column.

(a)	(b)			(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
	Number of			Number of								Market
	Securities			Securities					Number of			Value of
	Underlying			Underlying					Shares of			Shares of
	Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Kevin M. Cameron	(E	)	—	900,000	(4)	11.86	10/23/06	10/23/16	300,000	(4)	10/23/06	3,717,000
	(E	)	532,500	967,500	(5)	6.99	10/01/04	10/01/14	177,375	(5)	10/01/04	2,197,676
	(E	)	133,333	66,667	(6)	8.59	3/17/04	3/17/14	10,000	(7)	3/17/04	123,900
	(E	)	87,168	—		3.43	9/20/01	9/20/11	—		—	—
	(E	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(E	)	125,000	—		11.55	6/05/00	6/05/10	—		—	—
	(E	)	325,000	—		17.55	4/04/00	4/04/10	—		—	—
	(E	)	625,000	—		12.21	4/04/00	4/04/10	—		—	—
	(W	)	13,750	41,250	(9)	17.50	9/28/05	9/28/15	—		—	—
Mark D. Funston	(E	)	—	180,000	(9)	11.60	11/13/06	11/13/16	60,000	(9)	11/13/06	743,400
Wayne T. Gattinella	(E	)	166,666	83,334	(6)	8.59	3/17/04	3/17/14	12,500	(7)	3/17/04	154,875
	(E	)	239,881	—		4.81	8/20/01	8/20/11	—		—	—
	(W	)	55,000	165,000	(9)	17.50	9/28/05	9/28/15	41,250	(9)	9/28/05	1,650,825
Charles A. Mele	(E	)	—	300,000	(4)	11.86	10/23/06	10/23/16	100,000	(4)	10/23/06	1,239,000
	(E	)	166,666	83,334	(6)	8.59	3/17/04	3/17/14	12,500	(7)	3/17/04	154,875
	(E	)	110,000	—		3.43	9/20/01	9/20/11	—		—	—
	(E	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(E	)	625,000	—		11.55	6/05/00	6/05/10	—		—	—
	(E	)	97,500	—		34.23	10/04/99	10/04/09	—		—	—
	(E	)	187,500	—		18.20	10/04/99	10/04/09	—		—	—
	(E	)	208,000	—		13.85	6/15/99	6/15/09
	(E	)	212,500	—		14.75	1/07/98	1/07/08
	(W	)	11,000	33,000	(9)	17.50	9/28/05	9/28/15	—		—	—
Martin J. Wygod	(E	)	—	900,000	(4)	11.86	10/23/06	10/23/16	300,000	(4)	10/23/06	3,717,000
	(E	)	—	600,000	(9)	8.77	1/27/06	1/27/16	150,000	(7)	1/27/06	1,858,500
	(E	)	3,000,000	—		12.75	8/21/00	8/21/10	—		—	—
	(E	)	585,000	—		13.85	6/15/99	6/15/09	—		—	—
	(E	)	25,000	—		22.90	7/01/98	7/01/13	—		—	—
	(E	)	25,000	—		15.50	7/01/97	7/01/12	—		—	—
	(E	)	25,000	—		14.80	7/01/96	7/01/11	—		—	—
	(E	)	25,000	—		10.00	7/03/95	7/03/10	—		—	—
	(W	)	55,000	165,000	(9)	17.50	9/28/05	9/28/15	41,250	(9)	9/28/05	1,650,825
Andrew C. Corbin	(E	)	—	—		—	—	—	9,600	(8)	11/04/05	118,944
	(E	)	—	—		—	—	—	12,500	(7)	3/17/04	154,875

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan, our 1996 Plan, WHC’s 2005 Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of Emdeon, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated by Emdeon for cause, options (including the vested portion) are generally forfeited. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	The stock awards held by some of our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of Emdeon and upon certain terminations of employment, as described in more detail above under “Grants of Plan-Based Awards” and below under “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by (A) $12.39, the closing market price of our Common Stock on December 29, 2006, the last trading day of 2006, for Emdeon Restricted Stock, or (B) $40.02, the closing market price of WebMD Class A Common Stock on that date, for WebMD Restricted Stock.

(4)	Vesting schedule is: 27% of the grant on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(5)	Vesting schedule is: 17% of the grant on first anniversary of the date of the grant, 18.5% on second anniversary, 20% on third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.

(6)	Vesting schedule is: 1/3 of the grant on September 17 of each of 2005, 2006 and 2007.

(7)	Vesting schedule is: 1/3 of the grant on each of first, second and third anniversaries of the date of the grant.

(8)	Vesting schedule is: 22% of the grant on first anniversary of the date of the grant, 24% on second anniversary, 26% on third anniversary; and 28% on the fourth anniversary.

(9)	Vesting schedule is: 25% of the grant on each of first, second, third and fourth anniversaries of the date of the grant.

Option Exercises and Stock Vested in 2006

No options to purchase WHC Class A Common Stock were exercised during 2006 by our Named Executive Officers. The following table presents information regarding the exercise of options to purchase Emdeon Common Stock by our Named Executive Officers during 2006, and regarding the vesting during 2006 of WHC Restricted Stock and Emdeon Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to Emdeon equity are noted with an “E” and amounts with respect to WHC equity are noted with a “W.”

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Kevin M. Cameron	100,000E	822,552E	60,875E	698,746	E
Mark D. Funston	—	—	—	—
Wayne T. Gattinella	279,819E	1,942,007E	12,500E	128,750	E
			13,750W	473,688	W

				602,438
Charles A. Mele	390,000E	3,155,100E	12,500E	128,750	E
Martin J. Wygod	—	—	13,750W	473,688	W
Andrew C. Corbin	692,000E	2,520,852E	21,300E	230,214	E

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of Emdeon Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of Emdeon Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of Emdeon Common Stock or WHC Class A Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For example, such other benefits typically include, with respect to outstanding equity awards, continuation or acceleration of vesting. For a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change in control. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2006, that the price per share of Emdeon Common Stock is $12.39, the closing price per share on December 29, 2006, the last trading day in 2006; and that the price per share of WHC Class A Common Stock is $40.02, the closing price per share on December 29, 2006. We have also treated the right to continue to vest in options as accelerated to December 31, 2006 for purposes of this disclosure only.

If the benefits payable to Mr. Cameron, Mr. Mele, or Mr. Wygod in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), Emdeon has agreed to make an additional payment to the executive so that the net amount of such payment (after taxes) that such individual receives is sufficient to pay the excise tax due. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2006: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. We have also assumed that they have no accrued and unused vacation at December 31.

For information regarding amounts payable to Andrew C. Corbin (our former Chief Financial Officer) with respect to 2006, see “Employment Agreements with Named Executive Officers — Andrew C. Corbin” below. Mr. Corbin left Emdeon to join Sage Software in connection with that company’s purchase of Emdeon Practice Services from Emdeon.

Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. However, as more fully described in the tables below and under the heading “Employment Agreements with the Named Executive Officers,” the Compensation Committee has approved the following exceptions:

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of Emdeon, all of his outstanding options and other equity compensation (including WHC equity) would become immediately vested and the options would remain exercisable for the remainder of the originally scheduled term. The employment agreement also contains provisions providing that he may resign and receive the severance payments, but it requires Mr. Wygod to provide consulting services during any period in which he is receiving such severance.

•	With respect to Messrs. Cameron and Mele, their employment agreements include terms providing that:

—	they would be able to resign following a change in control, after the completion of a transition period with the successor, and receive the same benefits that they would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the descriptions of their respective employment agreements that follow); and

—	they would receive accelerated vesting of the options to purchase shares of WHC Class A Common Stock granted to them on September 28, 2005, in the event of a change in control of WHC or if WHC is no longer an affiliate of Emdeon since, as a result of such a transaction, they would no longer have a direct involvement with WHC’s business.

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for 6 months following a change in control of WHC, his options to purchase WHC Class A Common Stock would continue to vest until the next vesting date following the change in control.

In the negotiations with those Named Executive Officers regarding their employment agreements, the Compensation Committee recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Compensation Committee approved those Named Executive Officers having, following a change in control, the rights described above. The Compensation Committee believes that the rights provided are likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committee sought to balance the rights given to those Named Executive Officers with certain requirements to provide transitional or consulting services (as described below) in types and amounts likely to be viewed as reasonable by a potential acquiror.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that Emdeon’s and WHC’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to Emdeon of these benefits, per employee, and are net of amounts that the executives would continue to be responsible for, which is generally the portion of the premiums they would have paid if they remained employed. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Kevin M. Cameron, Chief Executive Officer

										Termination of
			Voluntary							Employment
			Termination							without ‘‘Cause” or
	Voluntary		in Connection					Involuntary		for ‘‘Good Reason”
	Termination		with a	Other		Permanent	Involuntary	Termination		Following a
Executive Benefits and	for ‘‘Good		‘‘Change in	Voluntary		Disability	Termination	without		‘‘Change in
Payments	Reason”		Control”(1)	Termination		or Death	for ‘‘Cause”	“Cause”		Control”

Cash Severance	1,770,000	(2)	3,780,000	450,000	(3)	2,430,000	-0-	1,770,000	(2)	3,780,000
Stock Options	4,053,000		6,884,000	-0-		6,884,000	-0-	4,053,000		6,884,000
Restricted Stock	2,541,000		6,039,000	-0-		6,039,000	-0-	2,541,000		6,039,000
Health and Welfare Benefits Continuation	20,000		30,000	-0-		30,000	-0-	20,000		30,000
280G Tax Gross-Up(4)	-0-		5,605,000	-0-		-0-	-0-	-0-		5,605,000
Other	-0-		-0-	-0-		-0-	-0-	-0-		-0-

TOTAL	8,384,000		22,338,000	450,000		15,383,000	-0-	8,384,000		22,338,000

(1)	Mr. Cameron may resign from his employment upon 30 days notice after 11 months following a Change in Control of Emdeon and receive the benefits as if he was terminated without Cause or for Good Reason following a Change in Control (3 years of salary and bonus, plus the bonus for the year of termination). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2006 and assume that the requirement for the transition period has been met.

(2)	Represents 2 years of salary and an annual bonus for 2006 (based on what was actually paid for 2005).

(3)	Mr. Cameron is entitled to receive his bonus (if any) so long as he remains employed through December 31 of the applicable year. Solely for purposes of preparing this table, we have assumed that the amount of such bonus is the actual amount paid to him for 2005.

(4)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2006 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2006 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Mark D. Funston, Executive VP and Chief Financial Officer

		Voluntary					Termination of
		Termination					Employment
	Voluntary	in Connection				Involuntary	without ‘‘Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for ‘‘Good	‘‘Change in	Voluntary	Disability	Termination	without	‘‘Change in
Payments	Reason”	Control”	Termination	or Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance	-0-	-0-	-0-	375,000	-0-	375,000	750,000
Stock Options	-0-	-0-	-0-	142,000	-0-	36,000	36,000
Restricted Stock	-0-	-0-	-0-	743,000	-0-	186,000	186,000
Health and Welfare Benefits Continuation(3)	-0-	-0-	-0-	10,000	-0-	10,000	15,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-

TOTAL	-0-	-0-	-0-	1,270,000	-0-	607,000	987,000

Wayne T. Gattinella, Chief Executive Officer and President of WebMD Segment

							Termination of
		Voluntary					Employment
		Termination					without ‘‘Cause” or
	Voluntary	in Connection				Involuntary	for ‘‘Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for ‘‘Good	‘‘Change in	Voluntary	Disability	Termination	without	‘‘Change in
Payments	Reason”	Control”(1)	Termination	or Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(2)	840,000	-0-	-0-	-0-	-0-	840,000	840,000
Stock Options	1,239,000	1,239,000	-0-	4,032,000	-0-	1,239,000	1,239,000
Restricted Stock	-0-	-0-	-0-	1,806,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-

TOTAL	2,089,000	1,239,000	-0-	5,838,000	-0-	2,089,000	2,089,000

(1)	As described above under “— Change in Control Benefits,” in the event of a Change in Control of WHC, the unvested portion of the options granted to Mr. Gattinella at the time of WHC’s initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. For purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2006 and assume that requirement for the 6 month transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2006. We have assumed, solely for purposes of preparing this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $280,000, the amount of Mr. Gattinella’s bonus for 2005.

Charles A. Mele, Executive VP, General Counsel and Secretary

									Termination of
			Voluntary						Employment
			Termination						without ‘‘Cause‘ or
	Voluntary		in Connection				Involuntary		for ‘‘Good Reason”
	Termination		with a	Other	Permanent	Involuntary	Termination		Following a
Executive Benefits and	for ‘‘Good		‘‘Change in	Voluntary	Disability	Termination	without		‘‘Change in
Payments	Reason”		Control”(1)	Termination	or Death	for ‘‘Cause”	‘‘Cause”		Control”

Cash Severance	2,650,000	(2)	3,490,000	-0-	2,650,000	-0-	2,650,000	(2)	3,490,000
Stock Options	607,000		1,219,000	-0-	1,219,000	-0-	607,000		1,219,000
Restricted Stock	489,000		1,394,000	-0-	1,394,000	-0-	489,000		1,394,000
Health and Welfare Benefits Continuation	30,000		41,000	-0-	30,000	-0-	30,000		41,000
280G Tax Gross-Up(3)	-0-		2,004,000	-0-	-0-	-0-	-0-		2,004,000
Other	-0-		-0-	-0-	-0-	-0-	-0-		-0-

TOTAL	3,776,000		8,148,000	-0-	5,293,000	-0-	3,776,000		8,148,000

(1)	Mr. Mele may resign from his employment after 6 months following a Change in Control of Emdeon and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control (salary and bonus through February 1, 2011). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2006 and assume that the 6 month transition period requirement has been met.

(2)	Represents 3 years of salary and 3 years of annual bonuses (based on what was actually paid for 2005), plus an annual bonus for 2006 (based on what was actually paid for 2005).

(3)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2006 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2006 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Martin J. Wygod, Chairman of the Board

							Termination of
		Voluntary					Employment
		Termination					without ‘‘Cause” or
	Voluntary	in Connection				Involuntary	for ‘‘Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for ‘‘Good	‘‘Change in	Voluntary	Disability	Termination	without	‘‘Change in
Payments	Reason”	Control”	Termination	or Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(1)	3,500,000	3,500,000	-0-	3,500,000	-0-	3,500,000	3,500,000
Stock Options	6,365,000	6,365,000	-0-	6,365,000	-0-	6,365,000	6,365,000
Restricted Stock	7,226,000	7,226,000	-0-	7,226,000	-0-	7,226,000	7,226,000
Health and Welfare Benefits Continuation	36,000	36,000	-0-	36,000	-0-	36,000	36,000
280G Tax Gross-Up(2)	-0-	4,147,000	-0-	-0-	-0-	-0-	4,147,000
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-

TOTAL	17,127,000	21,274,000	-0-	17,127,000	-0-	17,127,000	21,274,000

(1)	Mr. Wygod is required to provide consulting services during the period he is receiving severance payments. Please see the description of his employment agreement contained below.

(2)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the severance benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod and the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers and approval of the Compensation Committee is required prior to Emdeon entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year are made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee), and implemented without changes to the general terms of employment set forth in those agreements. With respect to 2006, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Kevin M. Cameron

We are party to an employment agreement with Kevin M. Cameron entered into in September 2004, at the time he was elected by the Board to be our Chief Executive Officer, and amended on February 1, 2006. The following is a description of Mr. Cameron’s employment agreement, as amended:

•	The agreement provides for an employment period through September 23, 2009.

•	The agreement provides for an annual base salary of $660,000 and an annual bonus of up to 100% of base salary. For the fiscal year ended December 31, 2006, Mr. Cameron received an annual bonus of $780,000, an amount that exceeded 100% of his base salary and, as described in “Compensation Discussion and Analysis” above, was determined by the Compensation Committee in its discretion, based on both his own and our company’s performance. The agreement provides that, for subsequent years, the amount of the annual bonus will be based upon performance goals to be approved by the Compensation Committee with respect to each such year. In addition, for 2006, Mr. Cameron received a special bonus of $2,750,000 in recognition of his contributions to the repositioning of our company during 2006, which Mr. Cameron has agreed would not be included as part of his historical compensation for purposes of any calculation of severance pay under his employment agreement. See “Compensation Discussion and Analysis — Key Events Affecting Compensation Decisions in 2006” and “— Use of Specific Types of Compensation in 2006” above. For information regarding Mr. Cameron’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Cameron’s employment by us without “Cause” or by Mr. Cameron for “Good Reason,” prior to a “Change in Control” (as those terms are described below), he would be entitled to:

(a)	continue to receive his base salary at the rate in effect at the time of termination for a period of time equal to the length of his employment after the effective date of the agreement, rounded down to the nearest six months, but not longer than three years; and

(b)	continue to participate in our benefit plans (or comparable plans) for the duration of the severance period.

In addition, (i) all options to purchase Emdeon Common Stock and all Emdeon Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Cameron remained employed by Emdeon through the same period as his salary is continued (but not less than two years) and (ii) the portion of the options to purchase WHC Class A Common Stock granted to Mr. Cameron by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus an additional period of 2 1/2 months or, if longer, through the remainder of the calendar year during which the termination occurred, but not beyond the expiration of the original 10 year term (we refer to this period of extension, which is the period permitted by Section 409A of the Internal Revenue Code, as the “Permitted 409A Extension Period”). In addition, pursuant to the applicable award agreement, the option to purchase Emdeon Common Stock granted to Mr. Cameron on October 23, 2006 would remain outstanding and continue to vest until the next vesting date and the next vesting of the Emdeon Restricted Stock grant made on the same date would accelerate to the date of termination.

•	For purposes of the employment agreement, (a) “Cause” includes (i) any willful misconduct relating, directly or indirectly, to Emdeon or any of its affiliates, that remains uncured, if susceptible to cure, after 30 days following written notice from Emdeon detailing such misconduct; (ii) any breach of any material provision contained in the employment agreement or any material policy, which breach remains uncured, if susceptible to cure, after 30 days following written notice from Emdeon detailing such breach; or (iii) conviction of a felony or crime involving moral turpitude; and (b) “Good Reason” includes any of the following which remains uncured 30 days after written notice is provided to Emdeon: (i) Emdeon’s material breach of the employment agreement, (ii) a material demotion of his position, and (iii) required relocation from his present residence or a requirement that he commute, on a regular basis, to Emdeon’s headquarters and such headquarters is outside of the New York City metropolitan area.

•	For purposes of the employment agreement:

(a)	a “Change in Control” of Emdeon includes (i) a change in the majority of the Board of Directors of Emdeon without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of Emdeon and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which Emdeon’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of Emdeon’s assets; and

(b)	a “Change in Control” of WHC includes (i) a change in the majority of the Board of Directors of WHC without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WHC, (iii) consummation of a reorganization, merger or similar transaction as a result of which WHC’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power, (iv) consummation of a sale of all or substantially all of WHC’s assets, and (v) adoption of a plan of liquidation by WHC;

provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WHC are distributed to Emdeon’s stockholders will constitute a Change in Control of WHC or Emdeon.

•	Mr. Cameron may terminate his employment upon 30 days’ notice after 11 months following a Change in Control of Emdeon and, if this occurs:

(a)	Mr. Cameron would be entitled to continue to receive his base salary at his then current rate for three years following the termination of his employment;

(b)	Mr. Cameron would be entitled to annual bonus payments for the period of salary continuance in an amount equal to the amount of his bonus for the year prior to the termination or, if higher, the bonus paid for the year immediately prior to the Change in Control;

(c)	his participation in our benefit plans (or comparable plans) would continue for the duration of the salary continuation period;

(d)	all options to purchase Emdeon Common Stock and Emdeon Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 which have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements;

(e)	any remaining unvested portion of the option to purchase WHC Class A Common Stock would be vested as of the date of termination and all such options would remain exercisable through the 90 day post-termination exercise period plus the Section 409A Extension Period; and

(f)	pursuant to the applicable award agreement, Mr. Cameron would vest in the remaining unvested portion of the grants to him made on October 23, 2006.

In addition, Mr. Cameron would be entitled to these benefits if his employment is terminated without Cause following a Change in Control.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of Emdeon, the options granted to Mr. Cameron by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Cameron’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Cameron’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to three years of salary continuation, three years of benefits continuation and three years of vesting of the equity granted on or prior to October 1, 2004, and three years of continued exercisability of options to purchase Emdeon Common Stock. In accordance with WHC’s Long-Term Incentive Plan, the options to purchase WHC Class A Common Stock would vest on the date of termination as a result of death or disability and remain outstanding for one year.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Cameron’s employment. The severance payments and other post-employment benefits due to Mr. Cameron under the employment agreement are subject to Mr. Cameron’s continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Cameron incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Cameron will not be deductible by Emdeon for federal income tax purposes.

•	Severance payments, if any, will be made in accordance with Section 409A to avoid subjecting Mr. Cameron to adverse tax consequences.

•	The employment agreement is governed by the laws of New Jersey.

Mark D. Funston

We are party to an employment agreement with Mark Funston entered into on November 9, 2006, at the time he was initially hired to be our Chief Financial Officer. The following is a description of Mr. Funston’s employment agreement:

•	The agreement provides for an employment period for five years from November 13, 2006 (subject to earlier termination as described in the employment agreement).

•	Under the agreement, Mr. Funston’s annual base salary is $375,000 and Mr. Funston is eligible to receive an annual bonus of up to 50% of his annual base salary. The amount of any bonus is in the discretion of the Compensation Committee of the Board of Emdeon. For 2006, Mr. Funston received a bonus of $35,000. Mr. Funston’s employment by Emdeon began in mid-November 2006 and the amount of his bonus was set by the Compensation Committee based on that part-year employment period. For information regarding Mr. Funston’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Funston’s employment by us without “cause” (as described below), he would be entitled to: (i) continuation of his base salary, as severance, for one year for each year of completed service with a minimum of one year and a maximum of three years (provided that if the termination occurs following a Change of Control (as defined in the 2000 Plan), the minimum severance pay period will be two years); (ii) payment of COBRA premiums as if he were an active employee with similar coverage during the period he is receiving severance (up to 18 months), (iii) the restricted stock described above will vest and the restrictions thereon will lapse on the date of termination for that portion of the award that would have vested on the next vesting date following the termination of employment or, if such termination occurs after the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested) and (iv) the option described above will continue to vest and remain outstanding through the next vesting date following the termination of employment (or, if such termination occurs following the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested). If his employment is terminated as a result of his becoming disabled or his death, he (or his estate) will be entitled to the payments and benefits as if his employment had been terminated by Emdeon without cause.

•	If Mr. Funston’s employment is terminated by us for “cause” or by him, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the restricted stock or the stock options following the date of termination.

•	For purposes of Mr. Funston’s employment agreement: “cause” generally includes (i) his bad faith in connection with the performance of his duties or his willful failure to follow the lawful instructions of the Chief Executive Officer, the Board or the Audit Committee, following written notice and a 20 day period of time to remedy such failure; (ii) his engaging in any willful misconduct that is, or is reasonably likely to be, injurious to Emdeon (or any of its affiliates) or which could reasonably be expected to reflect negatively upon Emdeon or otherwise impair or impede its operations; (iii) his material breach of a policy of Emdeon, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; (iv) his material breach of the employment agreement, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; or (v) his commission of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

•	Provisions were included in the agreement so that severance payable, if any, is not characterized as deferred compensation under Section 409A of the Internal Revenue Code.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased for any reason. The severance payments and other post-employment benefits due to Mr. Funston under the employment agreement are subject to Mr. Funston’s continued compliance with these covenants.

•	The employment agreement is governed by the laws of the State of New Jersey.

Wayne T. Gattinella

A subsidiary of WHC is party to an employment agreement, dated as of April 28, 2005, with Wayne Gattinella, who serves as CEO and President of our WebMD segment and of WHC. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2006, Mr. Gattinella received an annual bonus of $340,000, determined by WHC’s Compensation Committee in its discretion (and ratified by Emdeon’s Compensation Committee), based on both his own and WHC’s performance. With respect to subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WHC’s attainment of corporate financial and strategic goals to be established by WHC’s Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by WHC’s Compensation Committee. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WHC without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In addition, in the event that a termination of Mr. Gattinella’s employment by WHC without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WHC Class A Common Stock made in connection with WHC’s initial public offering, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WHC (as that term is described below), the unvested portion of the options to purchase WHC Class A Common Stock would continue to vest until the later of (a) two years from the date of grant and (b) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WHC, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WHC’s assets, or (iii) there is a complete liquidation or dissolution of WHC.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WHC, (iii) a material breach of WHC’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WHC.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

Mr. Gattinella is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gattinella from hiring WHC’s employees or soliciting any of WHC’s clients or customers that he had a relationship with during the time he was employed by WHC, and non-competition provisions that prohibit Mr. Gattinella from being involved in a business that competes with WHC’s business or that competes with any other business engaged in by any affiliates of WHC if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment has ceased. The severance payments and other post-employment benefits due to Mr. Gattinella under the employment agreement are subject to Mr. Gattinella’s continued compliance with the covenants contained in the Trade Secret and Proprietary Information Agreement and the employment agreement that are described in this paragraph.

Charles A. Mele

We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary, which was amended and restated as of February 1, 2006. The following is a description of Mr. Mele’s employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to Emdeon and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The agreement provides for an employment period through February 1, 2011.

•	Mr. Mele receives an annual base salary of $450,000. The amount of any bonus is in the discretion of the Compensation Committee of the Board of Emdeon. For 2006, Mr. Mele received an annual bonus of $350,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance and a special bonus of $1,000,000 in recognition of his contributions to the repositioning of our company during 2006, which Mr. Mele has agreed would not be included as part of his historical compensation for purposes of any calculation of severance pay under his employment agreement. See “Compensation Discussion and Analysis — Key Events Affecting Compensation Decisions in 2006” and “— Use of Specific Types of Compensation in 2006” above. For information regarding Mr. Mele’s equity compensation, see the “Executive Compensation Tables” above.

•	If Mr. Mele’s employment is terminated due to his death or disability, by us without “Cause” or by Mr. Mele for “Good Reason” (as those terms are described below), he would be entitled to: (a) continuation of his base salary, at the rate then in effect, for three years; (b) an amount for each of the three years equal to the greater of the average bonus he received in the three years prior to termination or the amount of the bonus he received in the last of those years; and (c) continued participation in our benefit plans (or comparable plans) for three years; provided, however, that if the termination is for Good Reason or without Cause following a Change in Control of Emdeon, the payments in (a) and (b) above will continue for the remainder of the term of the agreement, if longer. If such termination occurs after the end of a fiscal year but before payment of the bonus for that year, he would also be entitled to receive the bonus, if any, earned for that fiscal year. In addition:

—	all options to purchase Emdeon Common Stock and Emdeon Restricted Stock granted to Mr. Mele by Emdeon prior to the date of the agreement that have not vested prior to the date of termination would be vested as of the date of termination and the options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, except that the options granted to Mr. Mele on March 17, 2004 would remain exercisable only for 90 days plus the Permitted 409A Extension Period;

—	the portion of the options to purchase WHC Class A Common Stock granted to Mr. Mele by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus the Permitted 409A Extension Period; provided, however, that, if termination is for Good Reason or without Cause following a Change in Control of Emdeon, all of the options that have not vested prior to the date of termination would be vested as of the date of termination; and

—	pursuant to the applicable award agreement, the option to purchase Emdeon Common Stock granted to Mr. Mele on October 23, 2006 would remain outstanding and continue to vest until the next vesting date and the next vesting of the Emdeon Restricted Stock grant made on the same date would accelerate to the date of termination (provided, however, that if his employment is terminated without Cause or Good Reason following a Change in Control, then such awards are deemed fully vested on the date of termination).

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of Emdeon, the options granted to Mr. Mele by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Mele’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options or restricted stock following the date of termination.

•	For purposes of Mr. Mele’s employment agreement: (a) “Cause” includes (i) a material breach of the employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “good reason” includes (i) a material reduction in title or responsibilities, (ii) a requirement that Mr. Mele report to anyone other than the Chief Executive Officer of Emdeon, (iii) a reduction in base salary or material fringe benefits, (iv) a material breach of the employment agreement, (v) a requirement that Mr. Mele relocate to a location that is more than 25 miles from his current residence, or (vi) a Change in Control of Emdeon occurs and he remains in the employ of Emdeon for six months after the Change in Control.

•	Payment of severance, if any, will be made in accordance with Section 409A to avoid subjecting Mr. Mele to adverse tax consequences.

•	Mr. Mele is subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that survive for two years or, if applicable, for the three year period in which severance is payable under the agreement. The severance payments and other post-employment benefits due to Mr. Mele under the employment agreement are subject to Mr. Mele’s continued compliance with these covenants.

•	There is a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Mele will not be deductible by Emdeon for federal income tax purposes.

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

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million until the completion of WHC’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of Emdeon. For 2006, Mr. Wygod received an annual bonus of $780,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance, and a special bonus of $2,750,000 in recognition of his contributions to the repositioning of our company during 2006. See “Compensation Discussion and Analysis — Key Events Affecting Compensation Decisions in 2006” and “— Use of Specific Types of Compensation in 2006” above. For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Wygod’s employment by us without “Cause” or by Mr. Wygod for “Good Reason” (as those terms are described below), Mr. Wygod would become a consultant for us and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WHC) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a Change in Control of Emdeon or of WHC, would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). The amount of past bonuses would not be included in the calculation of the amount of Mr. Wygod’s severance payments. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event there is a Change in Control of Emdeon, all outstanding options and other forms of equity compensation (including equity compensation granted by WHC) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control of Emdeon is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WHC, any portion of Mr. Wygod’s equity that relates to WHC will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WHC is terminated for any reason other than Cause, such equity will remain outstanding until the expiration of its original term.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on our Board or Executive Committee of our Board, or (iv) the occurrence of a Change in Control of Emdeon.

•	In the event Mr. Wygod terminates his engagement with WHC for “Good Reason” (as described in the following sentence), any portion of equity that relates to WHC will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WHC by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WHC.

•	In the event that Mr. Wygod’s employment with Emdeon is terminated for any reason, but he remains Chairman of the Board of WHC, WHC will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased. The consulting fees and other post-employment payments and benefits due to Mr. Wygod under the employment agreement are subject to Mr. Wygod’s continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.

Andrew C. Corbin

Andrew C. Corbin served as our Chief Financial Officer from September 2003 until November 10, 2006. In addition, Mr. Corbin served as Chief Executive Officer of our Emdeon Practice Services, or EPS, segment from November 2005 until its sale to Sage Software, Inc., an indirect wholly-owned subsidiary of The Sage Group plc, in September 2006. Following the EPS Sale, Mr. Corbin remained our Chief Financial Officer until his successor was named in November 2006. As planned in connection with the EPS Sale, Mr. Corbin then joined Sage as Chief Executive Officer of its Healthcare Division.

Mr. Corbin originally entered into an employment agreement with Emdeon in September 2003 at the time he was hired to be our Chief Financial Officer. The agreement was amended in November 2005, when Mr. Corbin assumed the additional responsibility of CEO of EPS, and was further amended in July 2006 in connection with our evaluation of various strategic alternatives for EPS, including a potential divestiture. The employment agreement, as amended, provided for certain benefits to Mr. Corbin as a result of the completion of the EPS Sale and his agreement to join Sage as CEO of its Healthcare Division. As contemplated by the amended employment agreement, Mr. Corbin was paid an annual bonus in the amount of $375,000 for 2006. In addition, Mr. Corbin received a special bonus of $300,000 following the EPS Sale, the amount of which was determined in the sole discretion of the Compensation Committee. In addition, the vesting of equity awards previously made to Mr. Corbin was adjusted as follows:

•	The portion of the option to purchase 600,000 shares of Emdeon Common Stock granted to Mr. Corbin on his first day of employment with Emdeon, at an exercise price of $8.13 per share, that would have vested through and including October 13, 2007 (the last vesting applicable to the grant) was deemed vested and remained exercisable for 90 days after he ceased to serve as our CFO, the period specified in the applicable option agreement. This resulted in the vesting, in November 2006, of options to purchase 150,000 shares that were scheduled to vest on October 13, 2007.

•	The unvested portion of the option to purchase 200,000 shares, at an exercise price of $7.84 per share, granted to Mr. Corbin on November 4, 2005 that would have vested through and including May 1, 2008 if he remained in our employ was deemed vested and remained exercisable for three months after he ceased to serve as our CFO, the period specified in the applicable option agreement. The portions of the option that would have vested through and including May 1, 2008 are: (a) options to purchase 44,000 shares scheduled to vest on May 1, 2007 and (b) 48,000 shares scheduled to vest on May 1, 2008. The remaining unvested portion of the option was forfeited.

•	That portion of the grants of Emdeon Restricted Stock made to Mr. Corbin that would have vested on the next vesting dates following the date on which he left Emdeon will be deemed vested on such dates so long as Mr. Corbin remains in the employ of Sage Healthcare on the applicable vesting dates; provided, that if his employment is terminated by Sage Healthcare prior to such vesting dates without cause, the vesting will be accelerated to the date of termination. In accordance with this agreement, (a) Mr. Corbin vested in the last installment (12,500 shares) of the grant of 37,500 shares of restricted stock in March 2004 on March 17, 2007 and (b) if he remains in the employ of Sage Software through November 4, 2007, he will be entitled to vest, on that date, in 9,600 shares of Emdeon Restricted Stock granted to him on November 4, 2005. The remaining unvested portion of the grant of Emdeon Restricted Stock made to Mr. Corbin on November 4, 2005 was forfeited.

The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the eighteen-month anniversary of the date of cessation of Mr. Corbin’s employment. The employment agreement is governed by the laws of the State of New Jersey.

For information regarding exercises by Mr. Corbin of options to purchase Emdeon Common Stock during 2006, see “Executive Compensation Tables — Option Exercises and Stock Vested in Calendar 2006” above.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of Emdeon who serve on our Board of Directors do not receive additional compensation for Board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 17, 2007 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Common Stock, by each of our directors, by each of our Named Executive Officers, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Emdeon Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR Corp.(3)	20,752,684		—	20,752,684	12.1%
82 Devonshire Street Boston, Massachusetts 02109
CalPERS/PCG Corporate Partners LLC(4)	—		10,648,297	10,648,297	6.2%
c/o Pacific Corporate Group LLC 1200 Prospect Street, Suite 200 La Jolla, California 92037
Barclays Global Investors, NA(5)	9,748,255		—	9,748,255	5.7%
45 Fremont Street San Francisco, CA 94105
AXA Financial, Inc.(6)	8,679,836		—	8,679,836	5.1%
1290 Avenue of the Americas New York, NY 10104
Mark J. Adler, M.D.	10,600	(7)	192,249	202,849	*
Paul A. Brooke	371,667	(8)	166,249	537,916	*
Kevin M. Cameron	625,156	(9)	2,028,001	2,653,157	1.5%
Neil F. Dimick	—		14,165	14,165	*
Mark Funston	60,000	(10)	—	60,000	*
Wayne T. Gattinella	21,868		406,547	428,415	*
James V. Manning	568,515	(11)	204,249	772,764	*
Charles A. Mele	278,446	(12)	1,807,166	2,085,612	1.2%
Herman Sarkowsky	470,996		391,249	862,245	*
Joseph E. Smith	29,250		122,249	151,499	*
Martin J. Wygod	7,723,736	(13)	3,835,000	11,558,736	6.6%
All executive officers and directors as a group (13 persons)	10,037,329		9,393,790	19,431,119	10.8%

*	Less than 1%.

(1)	The amounts set forth in this column include 156, 1,855 and 236 shares of Emdeon Common Stock held in the respective accounts of each of Messrs. Cameron, Mele and Wygod in the Emdeon 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 2,247 401(k) Plan Shares, all of which are vested in accordance with the terms of the Emdeon 401(k) Plan.

Messrs. Cameron, Funston, Mele and Wygod are beneficial owners of shares of Emdeon Restricted Stock in the respective amounts stated in the footnotes below. Holders of Emdeon Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of Emdeon Restricted Stock. For information regarding the vesting schedules of the Emdeon Restricted Stock, see “Executive Compensation — Executive Compensation Tables — Outstanding Equity Awards at End of 2006” in Item 11 above.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other”:

• with respect to CalPERS/PCG Corporate Partners (“CalPERS/PCG”) the number of shares that it has the right to acquire upon conversion of the 10,000 shares of Emdeon Convertible Preferred Stock outstanding as of April 17, 2007, all of which are owned by CalPERS/PCG;

• with respect to each person listed, the number of shares of Emdeon Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 17, 2007.

Accordingly, we have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 17, 2007 (which was 170,871,992, including unvested shares of Emdeon Restricted Stock) plus, for each other listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of December 31, 2006 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of December 31, 2006, sole power to dispose of or to direct the disposition of 20,752,684 shares of Emdeon Common Stock and sole power to vote or to direct the vote of 332,506 shares of Emdeon Common Stock. Sole power to vote the other shares of Emdeon Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 8,143,200 shares of Emdeon Common Stock as of December 31, 2006.

(4)	The information shown is as of December 31, 2006 and is based upon information disclosed by CalPERS/PCG (the record owner of all 10,000 shares of Emdeon Preferred Stock) in a Schedule 13G filed with the SEC jointly with PCG Corporate Partners Investments LLC (“PCG”) and Pacific Corporate Group Holdings, LLC (“Pacific Corporate Group”). PCG, the manager of CalPERS/PCG, is a wholly owned subsidiary of Pacific Corporate Group. They reported that, as of December 31, 2006, they may be deemed to have shared power to vote or direct the vote and to dispose of or direct the disposition of 10,638,297 shares of our Common Stock. In the Schedule 13G, PCG and Pacific Corporate Group expressly disclaim their beneficial ownership of the shares owned by CalPERS/PCG. Prior to conversion of the Emdeon Preferred Stock, CalPERS/PCG has the right to vote the shares of Emdeon Preferred Stock that it owns, on an “as converted” basis, together with the holders of Emdeon Common Stock on matters that are put to a vote of the holders of our Common Stock.

(5)	The information shown is as of December 31, 2006 and is based upon information disclosed by Barclays Global Investors, NA and certain affiliated entities. Such persons reported that members of the filing group had, as of December 31, 2006, sole power to dispose of or to direct the disposition of 9,748,255 shares of Emdeon Common Stock and sole power to vote or to direct the vote of 7,489,671 shares of Emdeon Common Stock.

(6)	The information shown is as of December 31, 2006 and is based upon information disclosed by AXA Financial, Inc. and certain affiliated entities. Such persons reported that members of the filing group had, as of December 31, 2006: sole power to dispose of or to direct the disposition of 8,679,836 shares of Emdeon Common Stock; sole power to vote or to direct the vote of 4,393,086 shares of Emdeon Common Stock; and shared power to vote or direct the vote of 900 shares of Emdeon Common Stock.

(7)	Represents 10,000 shares held by Dr. Adler and 600 shares held by Dr. Adler’s son.

(8)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(9)	Represents 147,625 shares held by Mr. Cameron, 156 401(k) Plan Shares and 477,375 unvested shares of Emdeon Restricted Stock.

(10)	Represents 60,000 unvested shares of Emdeon Restricted Stock.

(11)	Represents 503,018 shares held by Mr. Manning (including 12,500 through an IRA), 3,000 shares held by Mr. Manning’s wife through an IRA, and 62,497 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(12)	Represents 61,591 shares held by Mr. Mele, 1,855 401(k) Plan Shares, 100,000 unvested shares of Emdeon Restricted Stock and 115,000 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Mele and Wygod are trustees and share voting and dispositive power.

(13)	Represents 6,977,071 shares held by Mr. Wygod, 236 401(k) Plan Shares, 400,000 shares of unvested Emdeon Restricted Stock, 5,000 shares held by Mr. Wygod’s spouse through an IRA, 2,600 shares held in a trust for which Mr. Wygod’s spouce is a trustee, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 62,497 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 115,000 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2006, about our equity compensation plans.

	(a)	(b)	(c)
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding	compensation plans
	warrants	options, warrants	(excluding securities
Plan category(1)	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	29,636,082	$12.07	11,980,825	(2)
Equity compensation plans not approved by security holders(3)	9,806,576	$10.80	673,370	(4)

Total	39,442,658	$11.76	12,654,195	(2)(4)

(1)	This table does not include (a) outstanding options to acquire 29,608,215 shares of Emdeon Common Stock at a weighted-average exercise price of $16.81 per share that were assumed by Emdeon in mergers or acquisitions or (b) outstanding warrants to acquire 9,036 shares of Emdeon Common Stock at a weighted-average exercise price of $3.84 per share that were assumed by Emdeon in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, this table does not include equity plans of WHC providing for options to purchase shares of WHC Class A Common Stock and shares of WHC Restricted Stock. For information regarding those equity compensation plans, see Note 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Includes shares of Common Stock reserved for issuance under our 1998 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and NASDAQ rules at the time the plans were adopted. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 5,451,002 shares of Emdeon Common Stock at a weighted-average exercise price of $12.57 per share. None of these warrants are held by Emdeon employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see Notes 7 and 16 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 557,721 shares of Emdeon Common Stock available for grant of restricted stock awards under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

2001 Stock Plan.  The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our Common Stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2006, options to purchase 1,890,631 of our Common Stock were available for grant under the 2001 Stock Plan. The maximum number of shares of our Common Stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of Emdeon Common Stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). On the closing dates of the EPS Sale and the EBS Sale, the vesting of certain options issued under this Plan held by employees of EPS and EBS, respectively, were accelerated and became exercisable and those employees generally had a 90 day period following the applicable closing date in which to exercise the accelerated options and any others granted under this Plan that were already vested. The 2001

Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of Emdeon. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to Kevin Cameron, our Chief Executive Officer, the authority to grant options (up to certain per employee limits) and determine the terms and conditions of such grants in accordance with the terms of the Plan.

2002 Restricted Stock Plan.  The 2002 Restricted Stock Plan authorizes the granting of awards of shares of Emdeon Common Stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2006, 557,721 shares of restricted Common Stock were available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under this Plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of this Plan (up to certain per employee limits) has been delegated to Kevin Cameron, our Chief Executive Officer.

Envoy Stock Plan.  In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our Common Stock and grants of shares of Common Stock. As a result of the sale of Emdeon Business Services in September 2006, no further grants will be made under this Plan. On the closing date of the EBS Sale, the vesting of certain options issued under this Plan held by employees of EBS was accelerated and became exercisable and those employees generally had a 90 day period following the applicable closing date in which to exercise the accelerated options and any others granted under this Plan that were already vested. The other terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Option Agreement with Wayne Gattinella.  The option agreement, entered into on August 20, 2001, provides for a nonqualified stock option to purchase 600,000 shares of Common Stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of Emdeon Common Stock on the date of grant. No further shares of our Common Stock are available for grant under this option agreement. The option, which has vested with respect to all 600,000 shares and has been exercised with respect to 360,119 shares, expires on the tenth anniversary of the date of grant. For additional information, see “Executive Compensation — Employment Agreements with Named Executive Officers — Wayne T. Gattinella” above.

ABF Stock Plan.  The 2003 Nonqualified Stock Option Plan for Employees of Advanced Business Fulfillment, Inc., which we refer to as the ABF Stock Plan, was adopted on June 12, 2003 in connection with our acquisition of Advanced Business Fulfillment, or ABF. Grants under the plan were limited to ABF employees who were not executive officers of Emdeon. At the time of the closing of the acquisition of ABF, options to purchase 3,570,000 shares of Emdeon Common Stock were granted under the ABF Stock Plan to ABF employees. No further grants will be made under this Plan. The options have an exercise price of $11.73 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and were scheduled to vest 25% per year subject to the holder’s continued employment on the applicable dates. On the closing date of the EBS Sale, the vesting of certain options issued under this Plan held by employees of EBS was accelerated and became exercisable and those employees generally had a 90 day period following the applicable closing date in which to exercise the accelerated options and any others granted under this Plan that were already vested. The other terms of the ABF Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Dakota Imaging Stock Plan.  The 2004 Nonqualified Stock Option Plan for Employees of Dakota Imaging, Inc., which we refer to as the Dakota Stock Plan, was adopted on April 19, 2004 in connection with our acquisition of Dakota Imaging. Grants under this Plan were limited to Dakota Imaging employees who were not executive officers of Emdeon. At the time of the closing of the acquisition of Dakota Imaging, options to purchase 1,000,000 shares of Emdeon Common Stock were granted under the Dakota Imaging Stock Plan to Dakota Imaging employees. No further grants will be made under this Plan. The options have an exercise price of $8.83 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. On the closing date of the EBS Sale, the vesting of certain options issued under this Plan held by employees of EBS was accelerated and became exercisable and those employees generally had a 90 day period following the applicable closing date in which to exercise the accelerated options and any others granted under this Plan that were already vested. The other terms of the Dakota Imaging Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

ViPS Stock Plan.  The 2004 Nonqualified Stock Option Plan for Employees of ViPS, Inc., which we refer to as the ViPS Stock Plan, was adopted on July 28, 2004 in connection with our acquisition of ViPS. Grants under the plan were limited to ViPS employees who were not executive officers of Emdeon. At the time of the closing of the acquisition of ViPS, options to purchase 989,000 shares of Emdeon Common Stock were granted under the ViPS Stock Plan to ViPS employees. No further grants will be made under this Plan. The options have an exercise price of $7.27 (the fair market value of Emdeon Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. The other terms of the ViPS Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors has delegated to the Governance & Compliance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Governance & Compliance Committee has determined that Dr. Adler, and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith (all six of our non-employee directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. The other two directors, Messrs. Cameron and Wygod, as current employees of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one relating to current employment and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered (1) that he had previously served as an executive officer of a predecessor of Emdeon, more than eight years ago and (2) that he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Sarkowsky qualified as “independent,” the Governance & Compliance Committee considered the fact that he and Mr. Wygod have jointly owned race horses. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with WHC

This section describes the material provisions of agreements between WHC (or one of its subsidiaries) and Emdeon (or one of its subsidiaries other than WHC and its subsidiaries). The Consolidated Financial Statements of Emdeon include the accounts of Emdeon and all of its majority owned subsidiaries. Accordingly, transactions between Emdeon and WHC are eliminated in consolidation. For additional information regarding the financial terms of these agreements and charges from WHC to Emdeon and from Emdeon to WHC under these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Emdeon” and Note 4 to the Consolidated Financial Statements included in WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Services Agreement

We have entered into a Services Agreement with WHC pursuant to which we charge WHC for specified services provided by Emdeon. Under the Services Agreement, Emdeon receives an amount that reasonably approximates its cost of providing services to WHC. The services that Emdeon provides to WHC include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, WHC reimburses Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to WHC for a term of up to 5 years following WHC’s initial public offering. However, WHC is not required, under the Services Agreement, to continue to obtain services from Emdeon. In the event WHC wishes to receive those services from a third party or provide them internally, WHC has the option to terminate services, in whole or in part, at any time it chooses to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of Emdeon relating to the termination. Emdeon has the option to terminate the services that it provides to WHC, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to WHC. WHC paid Emdeon approximately $3,190,000 for services under the Services Agreement in 2006. In addition, during 2006, WHC provided Emdeon with certain administrative services for which Emdeon paid WHC approximately $496,000.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with WHC, which requires WHC to use its reasonable best efforts, upon our request, to register under the applicable federal and state securities laws any of the shares of WHC’s equity securities owned by Emdeon for sale in accordance with our intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. Emdeon has the right to include the shares of WHC’s equity securities it beneficially owns in other registrations of these equity securities WHC initiates. WHC is required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by Emdeon and its assignees. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with WHC that governs the respective rights, responsibilities, and obligations of Emdeon and WHC with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require Emdeon or WHC to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of WHC’s or Emdeon’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, Emdeon has agreed to compensate WHC for any use of WHC’s net operating losses that may result from certain extraordinary transactions. Specifically, if Emdeon or any corporation that is controlled, directly or indirectly, by Emdeon other than WHC or its subsidiaries has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), Emdeon will make a payment to WHC and its subsidiaries (collectively, the “WHC Subgroup”) equal to 35% of the amount of the WHC Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. In February 2007, Emdeon reimbursed WHC $140 million as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale which amount is subject to adjustment in connection with the filing of the applicable tax returns.

WHC has agreed in the Tax Sharing Agreement that it will not knowingly take or fail to take any action that could reasonably be expected to preclude Emdeon’s ability to undertake a split-off or spin-off on a tax-free basis. WHC has also agreed that, in the event that Emdeon decides to undertake a split-off or spin-off of WHC’s capital stock to Emdeon’s shareholders, WHC will enter into a new Tax Sharing Agreement with Emdeon that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.

Beneficial ownership of at least 80% of the total voting power and value of WHC’s capital stock is required in order for Emdeon to continue to include the WHC Subgroup in its consolidated group for federal income tax purposes. It is the present intention of Emdeon to continue to file a single consolidated federal income tax return with its eligible subsidiaries. Each member of the consolidated group for federal income tax purposes will be jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between WHC and Emdeon during the period in which WHC is included in the consolidated group of Emdeon, WHC could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred and not discharged by such other member. The Tax Sharing Agreement provides, however, that Emdeon will indemnify WHC to the extent that, as a result of being a member of the consolidated group of Emdeon, WHC becomes liable for the federal income tax liability of any other member of the consolidated group, other than the WHC Subgroup. Correspondingly, the Tax Sharing Agreement requires WHC to indemnify Emdeon and the other members of the consolidated group with respect to WHC’s federal income tax liability. Similar principles generally will apply for income tax purposes in some state, local and foreign jurisdictions.

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

Private Portals License

Emdeon has licensed WHC’s private portal health and benefits management services for use by Emdeon’s employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by Emdeon to WHC for this license for 2006 were approximately $250,000.

Little Blue Book License

Prior to completion of the EPS Sale, for an annual license fee of $250,000, certain of WHC’s subsidiaries provided a license to a subsidiary of Emdeon of certain physician-related information for use by Emdeon’s subsidiary in communicating with physicians.

Product Development, Marketing and Related Arrangements

On January 31, 2006, Emdeon and WHC entered into agreements to support each other’s product development and marketing of certain product lines. The parties agreed that WHC would, in general, manage the product development and marketing of Emdeon’s and WHC’s product lines in the following areas:

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

The agreements provided that Emdeon could continue to develop and market products and services that were principally provided for internal use by healthcare payers and that provide clinical quality measures of physicians, hospitals and providers, and analytics and reporting to such payers on the quality of patient care (we refer to these types of applications as Internal Clinical Quality Services) and WHC may develop and market its own Internal Clinical Quality Services and it may, but is not required to, sell Emdeon’s Internal Clinical Quality Services. The parties also agreed to work together to try to develop certain other products and services.

In connection with the EPS Sale, WHC, Emdeon and EPS amended the existing arrangements applicable to EPS, including by placing the provisions relating to EPS in a separate agreement. In the separate agreement, EPS agreed to continue its relationship with WHC to exclusively integrate WHC’s personal health record with its clinical products, including its electronic medical record.

In connection with the EBS Sale, WHC, Emdeon and EBS amended the existing arrangements applicable to EBS, including by placing the provisions relating to EBS into separate agreements. In the separate agreements EBS agreed to continue its strategic relationships with WHC and to market WHC’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WHC, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

Following the amendments described above, Emdeon and WHC continue to be parties to a Business Services Agreement. The terms of this agreement, which will remain in effect until January 2011, unless terminated earlier in accordance with its terms, include the following:

•	External Clinical Quality Applications. Emdeon will provide a perpetual license to WHC of Emdeon’s External Clinical Quality Applications. In addition, WHC will be permitted to develop, market and sell its own or other third party External Clinical Quality Applications. During the term of this Agreement, Emdeon will not provide External Clinical Quality Applications as stand-alone products other than through WHC Health; provided, however, that Emdeon will be permitted to offer External Clinical Quality Applications to its potential or current payer customers in connection with the integration of External Clinical Quality Applications with other Emdeon core services. During the term of this agreement, WHC will pay Emdeon a 20% royalty on net sales of Emdeon’s External Clinical Quality Applications (or, in particular instances, other mutually agreed on royalties). In addition, if WHC requires customization or incremental development of an Emdeon External Clinical Quality Application in connection with a potential sale, and/or if WHC needs assistance in resolving a performance issue regarding an Emdeon External Clinical Quality Application, Emdeon will charge

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

•	Internal Clinical Quality Applications. Emdeon may make available to WHC customers Emdeon’s Internal Clinical Quality Services for integration with WHC’s products and services. The pricing pursuant to which Emdeon will make Emdeon’s Internal Clinical Quality Services available to WHC customers will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume/commitment levels. WHC may also develop and sell its own Internal Clinical Quality Services or license and work with third parties for such services. Emdeon will pay WHC a 10% sales commission on net sales of Emdeon’s Internal Clinical Quality Services by WHC.

•	Consumer-Directed Applications. Emdeon has, in general, agreed that WHC will manage the product development and marketing of Consumer-Directed Applications and that, except as described below, Emdeon will not make such applications available itself or through a third party, other than in conjunction with WHC.

—	If Emdeon identifies a need for a Consumer-Directed Application in order to support a business requirement related to the marketing of its core services, Emdeon will first present WHC with the opportunity to meet Emdeon’s requirement. If WHC elects not to pursue this opportunity or if, after electing to do so, fails to meet the applicable delivery schedule, Emdeon may pursue that opportunity through a third party or on its own, on substantially the same terms. For each Consumer-Directed Application provided to Emdeon, WHC is paid the greater of: (a) WHC’s cost plus 50%; or (ii) WHC’s established market price for such product (which price will be competitive with the pricing WHC provides to other similar customers purchasing substantially the same products at the same volume/commitment levels). In addition, if Emdeon sells the Consumer-Directed Application to a third party, Emdeon will pay WHC a 10% royalty on net sales of the application.

—	In addition, WHC and Emdeon have agreed to work together to develop a potential Consumer Directed Application that may provide information regarding the potential cost of care or financial responsibility for individual medical and/or drug claims. Emdeon has agreed that any such product developed that provides a patient or plan member view as to the portion of the cost of care for which the patient or plan member is responsible shall be provided through WHC, and during the term of this agreement, Emdeon will not make such product available itself or through a third party other than in conjunction with WHC. If Emdeon and WHC develop such product, they have agreed to negotiate an equitable allocation between the parties of the sales price for such product.

—	The provisions of the agreement relating to Consumer-Directed Applications do not apply to the certain Emdeon products and services, including services provided by ViPS under contracts with the United States government and/or state governments.

Other Business Arrangements with WHC

We have in the past, and may from time to time in the future, have small transactions with WHC or its subsidiaries not involving an ongoing contract. For example, from time to time, Emdeon has advertised some of its products and services on WHC’s physician portals.

Other Related Party Transactions

We were reimbursed approximately $255,000 and $259,000 for 2006 and 2005, respectively, by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for personal use of certain of our staff and office facilities and for the personal portion of certain travel expenses.

Affiliates of FMR Corp. provide services to us in connection with the Emdeon 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. FMR Corp. beneficially owned, based on its holdings as of December 31, 2006, shares representing approximately 13.0% of Emdeon’s outstanding Common Stock and approximately 10.8% of the outstanding WHC Class A Common Stock. During 2006, the aggregate amount charged to Emdeon for these services was approximately $82,000. In 2004, our WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. Emdeon recorded revenue of $7,802,000 in 2006, and $2,145,000 was included in accounts receivable as of December 31, 2006, related to the FHRS agreement. For additional information, see “WebMD — Private Portals — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 20 to the Consolidated Financial Statements included in this Annual Report.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to our General Counsel or Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company, other than transactions between Emdeon and WHC which, as described below, are overseen by the Related Parties Committee of the Board. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

If not disclosed to the Audit Committee or if, after disclosure, not ratified or approved by the Audit Committee, a transaction or relationship presenting a conflict of interest or potential conflict of interest between a director or executive officer and our company may violate our Code of Business Conduct and other company policies. When reviewing such a relationship or transaction, the Audit Committee will examine the terms of the transaction to determine how close they are to terms that would be likely to be found in a similar arms’-length transaction and, if not, whether they are otherwise reasonable and fair to Emdeon. In addition, the Audit Committee will consider the nature of the related party’s interest in the transaction and the significance of the transaction to the related party. If the transaction involves a non-employee director, the Audit Committee may also consider whether the transaction would compromise the director’s independence. The Audit Committee may condition its ratification or approval of a transaction or relationship on imposition of specified limitations on the transaction or relationship or specific monitoring requirements on an ongoing basis.

In the case of transactions and relationships between Emdeon and WHC, our Board has delegated ongoing authority to ratify, approve and monitor them to the Related Parties Committee of the Board. See “Corporate Governance — Committees of the Board of Directors — Related Parties Committee” in Item 10 above. The Related Parties Committee of the Emdeon Board consists solely of non-employee directors who are not also directors of WHC. WHC has a similar committee with authority to ratify, approve and monitor those transactions and relationships on its behalf, consisting solely of non-employee directors who are not also directors of Emdeon.

Item 14.	Principal Accountant Fees and Services

Services and Fees of Ernst & Young

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2006 and 2005 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to Emdeon were:

Type of Fees	2006	2005

Audit Fees	$3,919,332	$4,870,853
Audit-Related Fees	2,393,470	93,600
Tax Fees	280,982	76,512
All Other Fees	1,500	1,750

Total Fees	$6,595,284	$5,042,715

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for that fiscal year, and (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed for that fiscal year and (iii) for the audit of internal control over financial reporting and management’s assessment of internal control over financial reporting for that fiscal year; (b) fees billed for professional services (i) for the audit of the consolidated financial statements included in WHC’s Annual Report on Form 10-K for that fiscal year, (ii) for review of the consolidated financial statements included in WHC’s Quarterly Reports on Form 10-Q filed for that fiscal year and (iii) for 2006, for the WHC audit of internal control over financial reporting and management’s assessment of internal control over financial reporting with respect to WHC; (c) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for that year; and (d) for 2005, fees billed for a standalone audit of WHC for inclusion in WHC’s filings on Form S-1;

•	“audit-related fees” are fees billed in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which consisted of fees related to audits of our employee benefit plans for that year and, for 2006, included fees for the audit, due diligence and other services related to the EBS Sale and the EPS Sale;

•	“tax fees” are fees billed in the year, if any, for professional services for tax compliance, tax advice, and tax planning and consisted of fees for tax consulting related to net operating loss analysis and for compliance assistance; and

•	“all other fees” are fees billed in the year, if any, for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2006 is compatible with Ernst & Young maintaining their independence.

Our Audit Committee considers whether to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2007.

EMDEON CORPORATION

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer