Form 10-K/A
period 2006-12-31
EMDEON CORP
filed 2007-05-10
CIK 1009575

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Emdeon Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 1, 2007 and amended by Amendment No. 1 on April 30, 2007, to amend and restate its consolidated financial statements for the years ended December 31, 2004 through December 31, 2006 and its selected financial data for the years ended December 31, 2002 through December 31, 2006.

The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill and certain intangible assets arising from certain business combinations, primarily tax-deductible goodwill which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing its financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax-deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.

The error resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the aggregate amount of $3.1 million in the Company’s audited financial statements for the years ended December 31, 2006, 2005 and 2004. The error also resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the aggregate amount of $1.4 million in the Company’s financial statements for the years ended December 31, 2004 and 2003. Additionally, as a portion of the adjustment to deferred income tax expense related to the Company’s majority owned subsidiary, WebMD Health Corp. (“WHC”), the Company has also adjusted the minority interest in WHC for the period of time during the years ended December 31, 2006 and 2005 that WHC was not a 100% owned subsidiary of the Company, which resulted in an adjustment to minority interest in WHC in the aggregate amount of $0.4 million during the years ended December 31, 2006 and 2005. The impact to the Company’s net income, after taking into account the above adjustments, was $2.7 million in the aggregate during the years ended December 31, 2006, 2005 and 2004. The correction had no effect on the Company’s revenues, total assets, cash flows or liquidity for any of these periods and no effect on the Company’s pre-tax operating results, other than the effect on minority interest. The Company believes that there will be no effect on its debt agreements or other contractual obligations as a result of this error.

See Note 24, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, for a summary of the effects of this error on the Company’s consolidated financial statements.

The following information has been updated to give effect to the restatement:

Part II

Item 6 — Selected Financial Data

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 — Financial Statements and Supplementary Data

Item 9A — Controls and Procedures

Part IV

Item 15 — Exhibits and Financial Statement Schedules

12.1 Computation of Ratio of Earnings to Fixed Charges

PART II

Item 6.	Selected Financial Data

The following information has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 24, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31, (Restated)
	2006(1)(2)(3)	2005	2004	2003(4)	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$1,098,608	$1,026,475	$918,097	$706,676	$633,097
Costs and expenses:
Cost of operations	623,758	595,654	536,289	417,852	376,426
Development and engineering	33,649	35,653	33,141	24,774	24,502
Sales, marketing, general and administrative	288,015	254,887	244,516	208,185	219,230
Depreciation and amortization	61,976	60,905	48,707	51,475	114,842
Legal expense	2,578	17,835	9,230	3,959	—
Gain on sale of EBS	352,297	—	—	—	—
Loss (gain) on investments	—	6,365	(457)	(1,659)	(6,547)
Interest income	32,339	21,527	18,716	22,855	19,578
Interest expense	18,779	16,322	19,251	15,201	8,451
Other expense (income), net	1,674	3,765	4,535	(4,218)	(9,694)

Income (loss) from continuing operations before income tax provision (benefit)	452,815	56,616	41,601	13,962	(74,535)
Income tax provision (benefit)	52,316	3,295	6,946	5,105	(4,405)
Minority interest in WebMD Health Corp. (WHC)	405	775	—	—	—
Equity in earnings of EBS Master LLC	763	—	—	—	—

Income (loss) from continuing operations	400,857	52,546	34,655	8,857	(70,130)
Income (loss) from discontinued operations, net of tax	371,060	16,265	1,956	(27,279)	20,479

Net income (loss)	$771,917	$68,811	$36,611	$(18,422)	$(49,651)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.44	$0.15	$0.11	$0.03	$(0.23)
Income (loss) from discontinued operations	1.32	0.05	0.00	(0.09)	0.07

Net income (loss)	$2.76	$0.20	$0.11	$(0.06)	$(0.16)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.26	$0.15	$0.10	$0.03	$(0.23)
Income (loss) from discontinued operations	1.12	0.05	0.01	(0.09)	0.07

Net income (loss)	$2.38	$0.20	$0.11	$(0.06)	$(0.16)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	279,234	341,747	320,080	304,858	304,168

Diluted	331,642	352,852	333,343	325,811	304,168

	As of December 31, (Restated)
	2006(1)(2)	2005	2004	2003(4)	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$648,831	$423,003	$101,655	$266,097	$181,268
Long-term marketable securities	2,633	4,430	515,838	456,034	456,716
Working capital (excluding assets and liabilities of discontinued operations)	638,339	413,816	63,221	207,273	116,268
Total assets	1,451,943	2,195,683	2,292,234	2,129,642	1,766,248
Convertible notes	650,000	650,000	649,999	649,999	300,000
Minority interest in WHC	101,860	43,096	—	—	—
Convertible redeemable exchangeable preferred stock	98,768	98,533	98,299	—	—
Stockholders’ equity	372,527	1,061,233	1,214,876	1,171,980	1,148,600

(1)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services segment, excluding the ViPS business unit (which we refer to as EBS) as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS and the consolidated statement of operations for the year ended December 31, 2006 include the operations of EBS for the period January 1, 2006 through November 16, 2006.

(2)	On September 14, 2006, we completed the sale of the Emdeon Practice Services segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of the Emdeon Practice Services segment as discontinued operations for this and all prior periods presented.

(3)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share Based Payment” that resulted in additional non-cash stock-based compensation expense during 2006. See Results of Operations included in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	On August 1, 2003, we completed the sale of two operating units of our Porex segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of these two operating units as discontinued operations for this and all prior periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 2.

The following information has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 24, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

On November 16, 2006, we completed the sale of a 52% interest in the business that constituted our Emdeon Business Services segment, excluding its ViPS business unit (which we refer to as EBS) to an affiliate of General Atlantic LLC (which we refer to as the EBS Sale). We are accounting for our remaining 48% ownership interest as an equity investment in our consolidated financial statements. In addition, since the ViPS business was not included in the EBS Sale, it is now being reported as a separate operating segment. For a description of the EBS Sale and related matters, see “— Significant Transactions Completed During 2006.”

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $1.2 billion, which expire at varying dates from 2011 through 2026. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of December 31, 2006, a valuation allowance has been provided against all domestic net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax-deductible goodwill, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of our net operating losses. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced as a result of such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2006		2005		2004
	(Restated)		(Restated)		(Restated)
	$	%	$	%	$	%

Revenue	$1,098,608	100.0	$1,026,475	100.0	$918,097	100.0
Costs and expenses:
Cost of operations	623,758	56.8	595,654	58.0	536,289	58.4
Development and engineering	33,649	3.1	35,653	3.5	33,141	3.6
Sales, marketing, general and administrative	288,015	26.2	254,887	24.9	244,516	26.6
Depreciation and amortization	61,976	5.6	60,905	5.9	48,707	5.3
Legal expense	2,578	0.2	17,835	1.7	9,230	1.0
Gain on sale of EBS	352,297	32.1	—	—	—	—
Loss (gain) on investments	—	—	6,365	0.6	(457)	—
Interest income	32,339	2.9	21,527	2.1	18,716	2.0
Interest expense	18,779	1.7	16,322	1.6	19,251	2.1
Other expense, net	1,674	0.2	3,765	0.4	4,535	0.5

Income from continuing operations before income tax provision	452,815	41.2	56,616	5.5	41,601	4.5
Income tax provision	52,316	4.8	3,295	0.3	6,946	0.7
Minority interest in WHC	405	0.0	775	0.1	—	—
Equity in earnings of EBS Master LLC	763	0.1	—	—	—	—

Income from continuing operations	400,857	36.5	52,546	5.1	34,655	3.8
Income from discontinued operations, net of tax	371,060	33.8	16,265	1.6	1,956	0.2

Net income	$771,917	70.3	$68,811	6.7	$36,611	4.0

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

Income Tax Provision.  The income tax provision of $52,316 and $3,295 in 2006 and 2005, respectively, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. The income tax provision includes a non-cash provision for taxes of $30,770 and $174 in 2006 and 2005, respectively, that has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations and therefore the related valuation allowance was reversed through goodwill. Additionally, included in the income tax provision in 2006 and 2005 is a deferred tax benefit of $3,877 and expense of $4,296, respectively, primarily related to a certain portion of our goodwill that is deductible for tax purposes. The income tax provision in 2006 was considerably higher than in prior periods, as a result of the gain we recorded in connection with the EBS Sale. In 2005, the tax expense was partially offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of various statutes.

Minority Interest in WHC.  Minority interest of $405 and $775 in 2006 and 2005, respectively, represents the minority stockholders’ proportionate share of income for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

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

Income Tax Provision.  The income tax provision of $3,295 and $6,946 in 2005 and 2004, respectively, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating losses to offset that income. Additionally, included in the income tax provision in 2005 and 2004 is a deferred tax expense of $4,296 and $2,723, respectively, primarily related to a certain portion of our goodwill that is deductible for tax purposes. In 2005, this tax expense was partially offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of various statutes. The 2005 income tax provision also includes a provision for federal taxes that has not been reduced by the reversal of valuation allowance as these tax benefits were acquired through business combinations.

Minority Interest in WHC.  Minority interest was $775 in 2005 and represents the minority stockholders’ proportionate share of income for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

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

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net income are presented below (amounts in thousands):

	Years Ended December 31,
	2006(a)	2005	2004
	(Restated)	(Restated)	(Restated)

Revenue
Emdeon Business Services	$661,090	$689,305	$682,100
WebMD	253,881	168,238	134,317
ViPS	98,874	90,313	24,693
Porex	85,702	79,124	77,099
Inter-segment eliminations	(939)	(505)	(112)

	$1,098,608	$1,026,475	$918,097

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$152,911	$138,529	$128,361
WebMD	53,079	27,546	26,307
ViPS	20,529	16,913	4,277
Porex	24,974	22,524	22,650
Corporate	(43,414)	(49,481)	(50,758)

	208,079	156,031	130,837
Interest, taxes, non-cash and other items
Depreciation and amortization	(61,976)	(60,905)	(48,707)
Non-cash stock-based compensation	(44,955)	(4,880)	(7,860)
Non-cash advertising and distribution	(7,414)	(10,870)	(18,826)
Legal expense	(2,578)	(17,835)	(9,230)
Interest income	32,339	21,527	18,716
Interest expense	(18,779)	(16,322)	(19,251)
Income tax provision	(52,316)	(3,295)	(6,946)
Minority interest in WHC	(405)	(775)	—
Equity in earnings of EBS Master LLC	763	—	—
Gain on sale of EBS	352,297	—	—
(Loss) gain on investments	—	(6,365)	457
Other expense	(4,198)	(3,765)	(4,535)

Income from continuing operations	400,857	52,546	34,655
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$771,917	$68,811	$36,611

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

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

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-65 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9A.	Controls and Procedures

In connection with the restatement of our financial results, which is more fully described in the “Explanatory Note” on page 1 and Note 24, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax-deductible goodwill and certain intangible assets in the determination of the deferred tax asset valuation allowance.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

As of May 4, 2007, we implemented new procedures, including improved documentation and analysis regarding the reversal pattern of taxable temporary differences between financial and tax reporting. We believe these new procedures enable us to comply with the requirements related to the accounting for deferred tax asset valuation allowances. In so doing, management has remediated the related internal control weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as in effect on the date of this amendment, including the remedial actions discussed above, and we have concluded that, as of such date, our disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2007.

EMDEON CORPORATION

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Emdeon Corporation
Index to Consolidated Financial Statements and Supplemental Data

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting (Restated)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-5
Consolidated Balance Sheets at December 31, 2006 and 2005 (Restated)	F-6
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004 (Restated)	F-7
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004 (Restated)	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004 (Restated)	F-9
Notes to Consolidated Financial Statements	F-11
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(RESTATED)

The management of Emdeon Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified a material weakness in the Company’s internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax-deductible goodwill and certain intangible assets in the determination of the deferred tax asset valuation allowance.

This material weakness resulted in this amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and to restate financial information for the years ended December 31, 2003 and 2002.

Solely as a result of this material weakness, the Company’s management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

The audited consolidated financial statements of the Company included in this Annual Report on Form 10-K (the “Financial Statement”) include: the results of Summex Corporation (“Summex”) from June 13, 2006, the date of its acquisition by the Company; the results of businesses acquired from Medsite, Inc. (“Medsite”) from September 11, 2006, the date of the Company’s acquisitions of those assets and assumption of related liabilities; and the results of Subimo, LLC (“Subimo”) from December 15, 2006, the date of its acquisition by the Company. Those acquisitions are described in Note 5 of the Financial Statements under the caption “2006 Acquisitions.” However, the Company management’s assessment of internal control over financial reporting of the Company does not include an assessment of internal control over financial reporting of Summex, Medsite or Subimo, which together constituted 10.3% of the Company’s total assets as of December 31, 2006 and 0.8% of the Company’s revenue for the year then ended.

The Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an audit report on the Company’s revised management’s assessment on its internal control over financial reporting as of December 31, 2006. That report appears on page F-3.

As of May 4, 2007, the Company implemented new procedures, including improved documentation and analysis regarding the reversal pattern of temporary differences between financial and tax reporting. The Company’s management believes these new procedures enable the Company to comply with the requirements related to the accounting for deferred tax asset valuation allowances. Management believes that these new procedures have remediated the internal control weakness.

May 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Emdeon Corporation

We have audited management’s assessment, included in the accompanying Report of Management (as restated) on Internal Control Over Financial Reporting, that Emdeon Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of Emdeon Corporation’s material weakness relating to its internal controls over the accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emdeon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated March 1, 2007, we expressed an unqualified opinion on management’s previous assessment that Emdeon Corporation maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that Emdeon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management revised its assessment, as presented in the accompanying Report of Management on Internal Control Over Financial Reporting (as restated), to conclude that Emdeon Corporation’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of Emdeon Corporation’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Emdeon Corporation identified a material weakness related to its internal control over the accounting for income taxes relating to the treatment of tax-deductible goodwill and certain intangible assets in the determination of the deferred tax asset valuation allowance.

The material weakness resulted in the restatement of Emdeon Corporation’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and this report does not affect our report dated March 1, 2007, except for Note 24, as to which the date is May 9, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Emdeon Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Emdeon Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statement referring to the remediation of the material weakness.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007, except for the
effects of the material weakness
described in the seventh paragraph
of this report, as to which the date is May 9, 2007

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

As discussed in Note 24 to the consolidated financial statements, the accompanying consolidated financial statements and related financial statement schedule have been restated to correct the Company’s accounting for the valuation allowance related to deferred tax assets.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emdeon Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, except for the effects of the material weakness described in the seventh paragraph of that report as to which the date is May 9, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007 except for
Note 24 as to which the date is
May 9, 2007

EMDEON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$614,691	$155,616
Short-term investments	34,140	267,387
Accounts receivable, net of allowance for doubtful accounts of $1,296 at December 31, 2006 and $6,909 at December 31, 2005	121,608	195,317
Inventory	9,922	10,791
Due from EBS Master LLC	30,716	—
Prepaid expenses and other current assets	31,871	30,936
Assets of discontinued operations	—	254,247

Total current assets	842,948	914,294
Marketable equity securities	2,633	4,430
Property and equipment, net	72,040	95,686
Goodwill	337,669	895,975
Intangible assets, net	129,473	235,271
Investment in EBS Master LLC	1,521	—
Other assets	65,659	50,027

TOTAL ASSETS	$1,451,943	$2,195,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,996	$7,739
Accrued expenses	113,175	170,102
Deferred revenue	87,438	68,390
Liabilities of discontinued operations	—	68,436

Total current liabilities	204,609	314,667
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	24,179	28,154
Minority interest in WebMD Health Corp. (WHC)	101,860	43,096
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2006 and December 31, 2005	98,768	98,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 449,600,747 shares issued at December 31, 2006; 428,624,239 shares issued at December 31, 2005	45	43
Additional paid-in capital	12,290,126	12,121,431
Deferred stock compensation	—	(3,699)
Treasury stock, at cost; 287,770,823 shares at December 31, 2006; 150,296,414 shares at December 31, 2005	(2,585,769)	(950,482)
Accumulated deficit	(9,341,985)	(10,113,667)
Accumulated other comprehensive income	10,110	7,607

Total stockholders’ equity	372,527	1,061,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,943	$2,195,683

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Revenue:
Services	$998,252	$932,273	$825,405
Products	100,356	94,202	92,692

Total revenue	1,098,608	1,026,475	918,097
Cost of operations:
Services	581,108	555,208	497,644
Products	42,650	40,446	38,645

Total cost of operations	623,758	595,654	536,289
Development and engineering	33,649	35,653	33,141
Sales, marketing, general and administrative	288,015	254,887	244,516
Depreciation and amortization	61,976	60,905	48,707
Legal expense	2,578	17,835	9,230
Gain on sale of EBS	352,297	—	—
Loss (gain) on investments	—	6,365	(457)
Interest income	32,339	21,527	18,716
Interest expense	18,779	16,322	19,251
Other expense, net	1,674	3,765	4,535

Income from continuing operations before income tax provision	452,815	56,616	41,601
Income tax provision	52,316	3,295	6,946
Minority interest in WHC	405	775	—
Equity in earnings of EBS Master LLC	763	—	—

Income from continuing operations	400,857	52,546	34,655
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$771,917	$68,811	$36,611

Basic income per common share:
Income from continuing operations	$1.44	$0.15	$0.11
Income from discontinued operations	1.32	0.05	0.00

Net income	$2.76	$0.20	$0.11

Diluted income per common share:
Income from continuing operations	$1.26	$0.15	$0.10
Income from discontinued operations	1.12	0.05	0.01

Net income	$2.38	$0.20	$0.11

Weighted-average shares outstanding used in computing income per common share:
Basic	279,234	341,747	320,080

Diluted	331,642	352,852	333,343

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
								Accumulated
			Additional	Deferred				Other	Total
	Common Stock		Paid-In	Stock	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Income	Equity
							(Restated)		(Restated)

Balances at December 31, 2003	384,751,705	$38	$11,726,734	$(4,683)	76,576,865	$(347,858)	$(10,218,671)	$16,420	$1,171,980
Net income	—	—	—	—	—	—	36,611	—	36,611
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(10,581)	(10,581)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,118	2,118

Comprehensive income	—	—	—	—	—	—	—	—	28,148
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	9,289,615	1	38,051	—	—	—	—	—	38,052
Issuance of warrants in connection with strategic alliances and services	—	—	15	—	—	—	—	—	15
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(184)	—	(184)
Deferred stock compensation	—	—	13,001	(13,001)	—	—	—	—	—
Stock compensation expense	—	—	70	8,905	—	—	—	—	8,975
Purchase of treasury stock	—	—	—	—	4,272,630	(32,110)	—	—	(32,110)
Adjustment to deferred stock compensation for terminations	—	—	(960)	960	—	—	—	—	—

Balances at December 31, 2004	394,041,320	39	11,776,911	(7,819)	80,849,495	(379,968)	(10,182,244)	7,957	1,214,876
Net income	—	—	—	—	—	—	68,811	—	68,811
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	2,976	2,976
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,326)	(3,326)

Comprehensive income	—	—	—	—	—	—	—	—	68,461
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	11,385,269	1	48,570	—	—	—	—	—	48,571
Gain on issuance of WHC Class A Common Stock	—	—	82,275	—	—	—	—	—	82,275
Conversion of 3 1/4% convertible subordinated notes	23,197,650	3	214,014	—	—	—	—	—	214,017
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(234)	—	(234)
Deferred stock compensation	—	—	2,241	(2,241)	—	—	—	—	—
Stock compensation expense	—	—	330	3,451	—	—	—	—	3,781
Purchase of treasury stock under repurchase program	—	—	—	—	2,541,000	(21,246)	—	—	(21,246)
Purchase of treasury stock in tender offer	—	—	—	—	66,905,919	(549,268)	—	—	(549,268)
Adjustment to deferred stock compensation for terminations	—	—	(2,910)	2,910	—	—	—	—	—

Balances at December 31, 2005	428,624,239	43	12,121,431	(3,699)	150,296,414	(950,482)	(10,113,667)	7,607	1,061,233
Net income	—	—	—	—	—	—	771,917	—	771,917
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(1,108)	(1,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,611	3,611

Comprehensive income	—	—	—	—	—	—	—	—	774,420
Issuance of common stock for option exercises, ESPP and other issuances	20,976,508	2	151,237	—	—	—	—	—	151,239
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(235)	—	(235)
Reversal of deferred stock compensation — adoption of SFAS 123R	—	—	(3,699)	3,699	—	—	—	—	—
Stock compensation expense	—	—	26,720	—	—	—	—	—	26,720
Purchase of treasury stock under repurchase program	—	—	—	—	8,240,245	(83,167)	—	—	(83,167)
Purchase of treasury stock in tender offer	—	—	—	—	129,234,164	(1,552,120)	—	—	(1,552,120)
Gain on issuances of WHC Class A Common Stock	—	—	16,779	—	—	—	—	—	16,779
Minority interest impact of cash transferred to WHC	—	—	(22,342)	—	—	—	—	—	(22,342)

Balances at December 31, 2006	449,600,747	$45	$12,290,126	$—	287,770,823	$(2,585,769)	$(9,341,985)	$10,110	$372,527

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$771,917	$68,811	$36,611
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations, net of tax	(371,060)	(16,265)	(1,956)
Depreciation and amortization	61,976	60,905	48,707
Minority interest in WHC	405	775	—
Equity in earnings of EBS Master LLC	(763)	—	—
Amortization of debt issuance costs	2,906	2,541	2,975
Non-cash advertising and distribution	7,414	10,870	18,826
Non-cash stock-based compensation	44,955	4,880	7,860
Deferred income taxes	(3,877)	4,296	2,723
Bad debt expense	1,627	2,527	(1,653)
Loss (gain) on investments	—	6,365	(457)
Gain on sale of EBS	(352,297)	—	—
Loss on redemption of convertible debt	—	1,902	—
Reversal of income tax valuation allowance applied to goodwill	30,770	174	—
Changes in operating assets and liabilities:
Accounts receivable	(45,434)	(30,021)	(23,156)
Inventory	190	(755)	(761)
Prepaid expenses and other, net	(12,131)	2,629	2,746
Accounts payable	162	(6,212)	6,418
Accrued expenses and other long-term liabilities	20,621	7,480	(47,647)
Deferred revenue	15,654	7,954	8,817

Net cash provided by continuing operations	173,035	128,856	60,053
Net cash provided by discontinued operations	25,985	32,430	29,991

Net cash provided by operating activities	199,020	161,286	90,044
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	928,284	1,063,606	1,408,091
Purchases of available-for-sale securities	(686,815)	(758,687)	(1,308,303)
Purchases of property and equipment	(54,885)	(50,876)	(29,629)
Cash paid in business combinations, net of cash acquired	(152,772)	(93,712)	(249,332)
Proceeds from the sale of EBS	1,199,872	—	—
Advances to EBS Master LLC	(20,016)	—	—
Proceeds from the sale of discontinued operations	522,604	—	—
Other changes in equity of discontinued operations	28,279	23,176	19,557

Net cash provided by (used in) continuing operations	1,764,551	183,507	(159,616)
Net cash used in discontinued operations	(26,010)	(34,575)	(28,536)

Net cash provided by (used in) investing activities	1,738,541	148,932	(188,152)
See accompanying notes.

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Cash flows from financing activities:
Proceeds from issuance of Emdeon and WHC common stock	156,078	48,571	38,052
Purchases of treasury stock under repurchase program	(83,167)	(21,246)	(32,110)
Purchases of treasury stock in tender offer	(1,552,120)	(549,268)	—
Payments of notes payable and other	(437)	(631)	(602)
Net proceeds from issuance of convertible debt	—	289,875	—
Issuance of WHC common stock in initial public offering	—	123,344	—
Redemption of convertible debt	—	(86,694)	—
Net proceeds from issuance of preferred shares	—	—	98,115

Net cash (used in) provided by continuing operations	(1,479,646)	(196,049)	103,455
Net cash used in discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(1,479,646)	(196,049)	103,455
Effect of exchange rates on cash	1,135	(678)	1,024

Net increase in cash and cash equivalents	459,050	113,491	6,371
Changes in cash attributable to discontinued operations	25	2,145	(1,455)
Cash and cash equivalents at beginning of period	155,616	39,980	35,064

Cash and cash equivalents at end of period	$614,691	$155,616	$39,980

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

The Company’s consolidated financial statements have been restated to correct the previously reported income tax provision (benefit) which is more fully described in Note 24, “Restatement of Consolidated Financial Statements.”

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of the Company’s consolidated WebMD segment. Additionally, minority interest includes the non-cash stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that have been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that were expensed in connection with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006. Additionally, as of December 31, 2006, minority interest includes the value of committed, but unissued WHC equity, in connection with the December 2006 Subimo acquisition. The minority stockholders’ proportionate share of the equity in WHC of $101,860 and $43,096, as of December 31, 2006 and 2005, respectively, is reflected as minority interest in WebMD Health Corp. (WHC) in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2006 and 2005 was $405 and $775, respectively, and is reflected as minority interest in WHC in the accompanying consolidated statements of operations.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes and Tax Contingencies

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. Tax contingencies are recorded to address potential exposures involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions.

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

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Numerator:
Income from continuing operations — Basic	$400,857	$52,546	$34,655
Interest expense on convertible notes	18,406	—	—

Income from continuing operations — Diluted	$419,263	$52,546	$34,655

Income from discontinued operations, net of tax	$371,060	$16,265	$1,956

Denominator:
Common stock	268,596	331,109	311,721
Convertible redeemable exchangeable preferred stock	10,638	10,638	8,359

Weighted-average shares — Basic	279,234	341,747	320,080
Employee stock options, restricted stock and warrants	10,392	11,105	13,263
Convertible notes	42,016	—	—

Weighted-average shares — Diluted	331,642	352,852	333,343

Basic income per common share:
Income from continuing operations	$1.44	$0.15	$0.11
Income from discontinued operations	1.32	0.05	0.00

Net income	$2.76	$0.20	$0.11

Diluted income per common share:
Income from continuing operations	$1.26	$0.15	$0.10
Income from discontinued operations	1.12	0.05	0.01

Net income	$2.38	$0.20	$0.11

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

Discontinued Operations

The Company accounts for discontinued operations in accordance with SFAS 144. Under SFAS 144, the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold, there will be no continuing

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the EBS Sale, the Company entered into a transition services agreement whereby it will provide EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo will provide certain administrative services to the Company, including telecommunication infrastructure and management services, data center support, purchasing and procurement and certain other services. Some of the services provided by EBS to Emdeon are, in turn, used to fulfill Emdeon’s obligation to provide transition services to EPS. The services have various scheduled end dates, the longest of which extend one year from the EBS Sale. EBSCo or the Company may at any time terminate any individual service being received prior to the scheduled end date, although they will continue to remain liable for any costs incurred by the providing party due to early termination. The transition services fee charged to

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBSCo of $610 for the period from November 17, 2006 to December 31, 2006; net of the amount charged to the Company of $185 is included in the Company’s Corporate segment, and within other expense, net in the accompanying statement of operations for the year ended December 31, 2006.

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

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	—	$—
Granted	4,574,900	18.31
Exercised	—	—
Cancelled	(41,800)	18.31

Outstanding at December 31, 2005	4,533,100	18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Cancelled	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	$23.59	9.0	$89,309

Vested and exercisable at the end of the year	796,731	$18.38	8.8	$17,245

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on December 29, 2006, the last trading day in December, which was $40.02, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options as of December 29, 2006.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise	Contractual		Price
		Price	Life		Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$17.50	3,673,883	$17.50	8.70	726,231	$17.50
$24.00-$29.90	337,725	27.70	8.90	68,800	27.32
$30.41-$37.97	421,050	36.03	9.60	1,700	30.48
$38.01-$39.77	467,075	38.46	9.50	—	—
$40.02-$47.30	502,050	41.11	9.80	—	—

	5,401,783	$23.59	9.00	796,731	$18.38

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (including non-cash stock-based compensation expense related to discontinued operations) for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(Restated)	(Restated)

Net income as reported	$68,811	$36,611
Add: Non-cash stock-based employee compensation expense included in reported net income	4,739	8,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,218)	(67,569)

Pro forma net income (loss)	$36,332	$(21,983)

Net income (loss) per common share:
Basic and diluted — as reported	$0.20	$0.11

Basic — pro forma	$0.11	$(0.07)

Diluted — pro forma	$0.10	$(0.07)

5.	Business Combinations

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2006	2005
	(Restated)	(Restated)

Revenue	$1,123,469	$1,073,797
Income from continuing operations	393,332	42,686
Net income	764,392	58,951
Basic income per common share:
Income from continuing operations	$1.41	$0.12

Net income	$2.74	$0.17

Diluted income per common share:
Income from continuing operations	$1.24	$0.12

Net income	$2.36	$0.17

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	WebMD Health Corp. Initial Public Offering; Relationships between the Company and WHC

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

As of December 31, 2006 and 2005, the minority stockholders’ proportionate share of the equity in WHC of $101,860 and $43,096, respectively, is reflected as Minority Interest in WHC in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2006 and 2005 was $405 and $775, respectively.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Years Ended December 31,
	2006(a)	2005	2004
	(Restated)	(Restated)	(Restated)

Revenue
Emdeon Business Services	$661,090	$689,305	$682,100
WebMD	253,881	168,238	134,317
ViPS	98,874	90,313	24,693
Porex	85,702	79,124	77,099
Inter-segment eliminations	(939)	(505)	(112)

	$1,098,608	$1,026,475	$918,097

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$152,911	$138,529	$128,361
WebMD	53,079	27,546	26,307
ViPS	20,529	16,913	4,277
Porex	24,974	22,524	22,650
Corporate	(43,414)	(49,481)	(50,758)

	208,079	156,031	130,837
Interest, taxes, non-cash and other items
Depreciation and amortization	(61,976)	(60,905)	(48,707)
Non-cash stock-based compensation	(44,955)	(4,880)	(7,860)
Non-cash advertising and distribution	(7,414)	(10,870)	(18,826)
Legal expense	(2,578)	(17,835)	(9,230)
Interest income	32,339	21,527	18,716
Interest expense	(18,779)	(16,322)	(19,251)
Income tax provision	(52,316)	(3,295)	(6,946)
Minority interest in WHC	(405)	(775)	—
Equity in earnings of EBS Master LLC	763	—	—
Gain on sale of EBS	352,297	—	—
(Loss) gain on investments	—	(6,365)	457
Other expense	(4,198)	(3,765)	(4,535)

Income from continuing operations	400,857	52,546	34,655
Income from discontinued operations, net of tax	371,060	16,265	1,956

Net income	$771,917	$68,811	$36,611

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2006	2005
	(Restated)	(Restated)

Deferred tax assets:
Federal net operating loss carryforwards	$419,293	$729,335
State net operating loss carryforwards	67,521	83,353
Federal tax credits	35,390	19,162
Other accrued expenses	30,200	31,783
Intangible assets	—	58,171
Stock-based compensation	13,362	1,464
Investment in EBS Master LLC	30,072	—
Other	8,355	19,854

Total deferred tax assets	604,193	943,122
Valuation allowance	(554,204)	(924,155)

Net deferred tax assets	49,989	18,967

Deferred tax liabilities:
Goodwill	(5,392)	(9,269)
Intangible assets	(16,755)	—
Convertible notes	(36,506)	(21,958)
Other	(1,813)	(2,027)

Total deferred tax liabilities	(60,466)	(33,254)

Net deferred tax liabilities	$(10,477)	$(14,287)

	December 31,
	2006	2005
	(Restated)	(Restated)

Reported as:
Current deferred tax assets and liabilities	$30,590	$37,937
Valuation allowance	(30,590)	(37,937)

Current deferred tax assets, net	—	—

Non-current deferred tax assets and liabilities	513,137	871,931
Valuation allowance	(523,614)	(886,218)

Non-current deferred tax liabilities, net	(10,477)	(14,287)

Net deferred tax liabilities	$(10,477)	$(14,287)

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Current:
Federal	$7,939	$(5,742)	$—
State	15,499	85	2,186
Foreign	1,985	4,482	2,037

Current income tax provision (benefit)	25,423	(1,175)	4,223
Deferred:
Federal	(3,479)	3,855	2,444
State	(398)	441	279

Deferred income tax (benefit) provision	(3,877)	4,296	2,723
Reversal of valuation allowance applied to goodwill	30,770	174	—

Total income tax provision	$52,316	$3,295	$6,946

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

United States federal statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal benefit)	1.3	1.5	3.5
Goodwill amortization	12.6	(7.5)	(9.7)
Valuation allowance	(79.9)	24.0	9.9
Cumulative effect of change in tax rate	—	(40.4)	—
Settlement of tax contingencies	(0.7)	(10.2)	—
Reversal of valuation allowance applied to goodwill	6.8	0.3	—
Losses benefited to (from) discontinued operations	36.7	(2.3)	(18.2)
Other	(0.3)	5.5	(2.8)

Effective income tax rate	11.5%	5.9%	16.7%

As of December 31, 2006, a valuation allowance has been provided against all domestic net deferred taxes, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of net operating losses. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate may be reduced as a result of such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of the Company’s foreign operations as the realization of the deferred items for these operations is likely.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These deferred tax liabilities in the amount of $10,477 and $14,287 as of December 31, 2006 and 2005, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets. The valuation allowance for deferred tax assets decreased by $369,951 and increased by $42,717 in 2006 and 2005, respectively. The reduction in the valuation allowance in 2006 primarily relates to the utilization of net operating losses to offset the gain on the EPS Sale and the EBS Sale.

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

The Company has excess tax benefits, related to current year stock option exercises subsequent to the adoption of SFAS 123R of $84,685 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable as all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

The income tax provision for 2006, 2005 and 2004 includes $3,454, $4,482 and $2,037, respectively, related to non-U.S. income taxes of certain of the Company’s foreign operations. The non-U.S. income of these foreign operations included in income from continuing operations before income tax provision was $10,250, $7,634 and $5,151 for 2006, 2005 and 2004, respectively. In addition, the foreign tax provision in 2006 reflects approximately $1,469 of a reduction in tax expense related to the reevaluation of our liabilities and contingencies in light of a recent tax examination.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred income tax (benefit) provision of $(3,877), $4,296 and $2,723 for the years ended December 31, 2006, 2005 and 2004, respectively, primarily is related to the effect on the valuation allowance of goodwill that is deductible for tax purposes.

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

EMDEON CORPORATION

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

During 2005, the Company recorded a loss on investments of $4,251 related to marketable debt securities which were identified by the Company as securities to be liquidated for the redemption of the 3 1/4% Notes. The loss represented the excess of the original book value of those investments over the market value at March 31, 2005, the period in which the loss was recorded. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, during 2005, the Company sold investments in available-for-sale marketable debt securities for proceeds of $1,063,606 included in proceeds from maturities and sales of available-for-sale securities in the accompanying consolidated statements of cash flows. The Company realized a total gain of $1,961 and realized a total loss of $4,075 in connection with these sales. These gains and losses have been included in loss (gain) on investments in the accompanying consolidated statements of operations.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Foreign currency translation gains (losses)	$3,611	$(3,326)	$2,118
Unrealized (losses) gains on securities:
Unrealized holding losses	(1,108)	(3,389)	(10,124)
Less: reclassification adjustment for net gains (losses) realized in net income	—	(6,365)	457

Net unrealized (losses) gains on securities	(1,108)	2,976	(10,581)

Other comprehensive income (loss)	2,503	(350)	(8,463)
Net income	771,917	68,811	36,611

Comprehensive income	$774,420	$68,461	$28,148

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

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$277,194	$291,631	$299,732	$230,051
Cost of operations	167,174	169,041	169,710	117,833
Development and engineering	8,864	9,057	9,243	6,485
Sales, marketing, general and administrative	70,180	72,033	74,390	71,412
Depreciation and amortization	16,554	17,221	18,189	10,012
Legal expense	542	275	1,023	738
Interest (expense) income, net	(273)	(235)	1,876	12,192
Gain on sale of EBS	—	—	—	352,297
Other (expense) income, net	—	(2,072)	(1,786)	2,184

Income from continuing operations before income tax provision	13,607	21,697	27,267	390,244
Income tax provision	4,056	6,288	4,779	37,193
Minority interest in WHC	(472)	(121)	69	929
Equity in earnings of EBS Master LLC	—	—	—	763

Income from continuing operations	10,023	15,530	22,419	352,885
Income from discontinued operations, net of tax	5,567	6,556	358,048	889

Net income	$15,590	$22,086	$380,467	$353,774

Basic income per common share:
Income from continuing operations	$0.04	$0.05	$0.08	$1.38
Income from discontinued operations, net of tax	0.01	0.03	1.24	0.00

Net income	$0.05	$0.08	$1.32	$1.38

Diluted income per common share:
Income from continuing operations	$0.03	$0.05	$0.07	$1.16
Income from discontinued operations, net of tax	0.02	0.02	1.20	0.00

Net income	$0.05	$0.07	$1.27	$1.16

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$244,059	$257,630	$261,022	$263,764
Cost of operations	141,903	151,126	152,066	150,559
Development and engineering	8,895	8,788	8,912	9,058
Sales, marketing, general and administrative	62,456	62,971	63,865	65,595
Depreciation and amortization	14,001	15,024	15,801	16,079
Legal expense	4,160	4,283	5,904	3,488
Loss (gain) on investments	3,832	(190)	—	2,723
Interest (expense) income, net	(461)	43	2,128	3,495
Other expense, net	—	1,902	1,863	—

Income from continuing operations before income tax provision (benefit)	8,351	13,769	14,739	19,757
Income tax provision (benefit)	438	2,972	2,977	(3,092)
Minority interest in WHC	—	—	35	740

Income from continuing operations	7,913	10,797	11,727	22,109
Income from discontinued operations, net of tax	1,297	4,314	1,257	9,397

Net income	$9,210	$15,111	$12,984	$31,506

Basic income per common share:
Income from continuing operations	$0.02	$0.03	$0.03	$0.06
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.03

Net income	$0.03	$0.04	$0.04	$0.09

Diluted income per common share:
Income from continuing operations	$0.02	$0.03	$0.03	$0.06
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.03

Net income	$0.03	$0.04	$0.04	$0.09

24.	Restatement of Consolidated Financial Statements

The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill and certain intangible assets arising from certain business combinations, primarily tax-deductible goodwill which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS 142 as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing its financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax-deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.

The error resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the aggregate amount of $3,142 in the Company’s audited financial statements for the years ended December 31, 2006, 2005 and 2004. Additionally, as a portion of the adjustment to deferred income tax expense related to WHC, the Company has also adjusted the minority interest in WHC for the period of time during the years ended December 31, 2006 and 2005 that WHC was not a 100% owned subsidiary of the Company, which resulted in an adjustment to minority interest in WHC in the aggregate amount of $434 during the years ended December 31, 2006 and 2005. The impact to the Company’s net income, after taking into account the above adjustments, was $2,708 in the aggregate during the years ended December 31, 2006, 2005 and 2004 and the aggregate impact to retained earnings as of December 31, 2003 was $6,617. The correction had no effect on the Company’s revenues, total assets, cash flows or liquidity for any of these periods and no effect on the Company’s pre-tax operating results, other than the effect on minority interest. The Company believes that there will be no effect on its debt agreements or other contractual obligations as a result of this error.

The effects of this change on the consolidated balance sheets as of December 31, 2006 and 2005, and the consolidated statements of operations and cash flows for the three years in the period ended December 31, 2006 are summarized as follows:

	Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	Restated

As of December 31, 2006:
Other long-term liabilities	$14,420	$9,759	$24,179
Minority interest in WebMD Health Corp.(WHC)	102,294	(434)	101,860
Accumulated deficit	(9,332,660)	(9,325)	(9,341,985)
Total stockholders’ equity	381,852	(9,325)	372,527
As of December 31, 2005:
Other long-term liabilities	14,518	13,636	28,154
Minority interest in WebMD Health Corp.(WHC)	43,229	(133)	43,096
Accumulated deficit	(10,100,164)	(13,503)	(10,113,667)
Total stockholders’ equity	1,074,736	(13,503)	1,061,233

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	Restated

Year Ended December 31, 2006:
Income tax provision	$56,193	$(3,877)	$52,316
Minority interest in WHC	706	(301)	405
Income from continuing operations	396,679	4,178	400,857
Net income	767,739	4,178	771,917
Basic income per common share:
Income from continuing operations	$1.42	$0.02	$1.44
Income from discontinued operations	1.33	(0.01)	1.32

Net income	$2.75	$0.01	$2.76

Diluted income per common share:
Income from continuing operations	$1.25	$0.01	$1.26
Income from discontinued operations	1.12	—	1.12

Net income	$2.37	$0.01	$2.38

Year Ended December 31, 2005:
Income tax (benefit) provision	$(1,001)	$4,296	$3,295
Minority interest in WHC	908	(133)	775
Income from continuing operations	56,709	(4,163)	52,546
Net income	72,974	(4,163)	68,811
Basic income per common share:
Income from continuing operations	$0.17	$(0.02)	$0.15
Income from discontinued operations	0.04	0.01	0.05

Net income	$0.21	$(0.01)	$0.20

Diluted income per common share:
Income from continuing operations	$0.16	$(0.01)	$0.15
Income from discontinued operations	0.05	—	0.05

Net income	$0.21	$(0.01)	$0.20

Year Ended December 31, 2004:
Income tax provision	$4,223	$2,723	$6,946
Income from continuing operations	37,378	(2,723)	34,655
Net income	39,334	(2,723)	36,611
Basic income per common share:
Income from continuing operations	$0.12	$(0.01)	$0.11
Income from discontinued operations	0.00	—	0.00

Net income	$0.12	$(0.01)	$0.11

Diluted income per common share:
Income from continuing operations	$0.11	$(0.01)	$0.10
Income from discontinued operations	0.01	—	0.01

Net income	$0.12	$(0.01)	$0.11

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	Restated

Year Ended December 31, 2006:
Net income	$767,739	$4,178	$771,917
Minority interest in WHC	706	(301)	405
Deferred income taxes	—	(3,877)	(3,877)
Year Ended December 31, 2005:
Net income	$72,974	$(4,163)	$68,811
Minority interest in WHC	908	(133)	775
Deferred income taxes	—	4,296	4,296
Year Ended December 31, 2004:
Net income	$39,334	$(2,723)	$36,611
Deferred income taxes	—	2,723	2,723

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2006, 2005 and 2004 (Restated)
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(In thousands)

December 31, 2006
Allowance for Doubtful Accounts	$6,909	$1,627	$229	$(3,830)	$(3,639	)(b)	$1,296
Valuation Allowance for Deferred Tax Assets	924,155	(370,313)	362	—	—		554,204
December 31, 2005
Allowance for Doubtful Accounts	6,420	2,527	60	(2,098)	—		6,909
Valuation Allowance for Deferred Tax Assets	881,438	12,733	12,893	—	17,091	(a)	924,155
December 31, 2004
Allowance for Doubtful Accounts	10,593	(1,592)	152	(2,733)	—		6,420
Valuation Allowance for Deferred Tax Assets	882,817	2,838	(18,189)	—	13,972	(a)	881,438

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

(b)	Represents the sale of the Emdeon Business Services segment on November 16, 2006.

S-1