Form 10-Q
period 2007-03-31
EMDEON CORP
filed 2007-05-10
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☑

As of May 4, 2007, there were 172,157,526 shares of
Emdeon Common Stock outstanding (including unvested shares of restricted
Emdeon Common Stock issued under our equity compensation plans).

EMDEON CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2007

WebMD®, WebMD Health®, CME Circle®, eMedicine®, MedicineNet®, Medscape®, MEDPOR®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Subimo®, Summex®, theheart.org®, The Little Blue Booktm and ViPSsm are among the trademarks of Emdeon Corporation or its subsidiaries.

Emdeontm and Emdeon Business Servicestm are among the trademarks of Emdeon Business Services, LLC or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EMDEON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$668,558	$614,691
Short-term investments	32,386	34,140
Accounts receivable, net of allowance for doubtful accounts of $1,525 at March 31, 2007 and $1,296 at December 31, 2006	120,999	121,608
Inventory	10,478	9,922
Due from EBS Master LLC	325	30,716
Prepaid expenses and other current assets	53,452	31,871

Total current assets	886,198	842,948
Marketable equity securities	2,543	2,633
Property and equipment, net	73,147	72,040
Goodwill	337,677	337,669
Intangible assets, net	123,369	129,473
Investment in EBS Master LLC	9,534	1,521
Other assets	40,033	65,659

TOTAL ASSETS	$1,472,501	$1,451,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,970	$3,996
Accrued expenses	49,611	113,175
Deferred revenue	95,117	87,438

Total current liabilities	147,698	204,609
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	31,547	24,179
Minority interest in WHC	106,510	101,860
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006	98,826	98,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 456,461,757 shares issued at March 31, 2007; 449,600,747 shares issued at December 31, 2006	46	45
Additional paid-in capital	12,359,381	12,290,126
Treasury stock, at cost; 288,654,672 shares at March 31, 2007; 287,770,823 shares at December 31, 2006	(2,597,091)	(2,585,769)
Accumulated deficit	(9,334,866)	(9,341,985)
Accumulated other comprehensive income	10,450	10,110

Total stockholders’ equity	437,920	372,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,472,501	$1,451,943

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2007	2006
		(Restated)

Revenue:
Services	$97,943	$252,745
Products	24,082	24,449

Total revenue	122,025	277,194
Cost of operations:
Services	44,514	156,359
Products	9,915	10,815

Total cost of operations	54,429	167,174
Development and engineering	4,574	8,864
Sales, marketing, general and administrative	60,399	70,180
Depreciation and amortization	10,727	16,554
Interest income	9,674	4,418
Interest expense	4,717	4,691
Other income (expense), net	2,882	(542)

(Loss) income from continuing operations before income tax provision	(265)	13,607
Income tax provision	990	4,056
Minority interest in WHC income (loss)	115	(472)
Equity in earnings of EBS Master LLC	7,099	—

Income from continuing operations	5,729	10,023
(Loss) income from discontinued operations, net of tax	(27)	5,567

Net income	$5,702	$15,590

Basic income (loss) per common share:
Income from continuing operations	$0.03	$0.04
(Loss) income from discontinued operations	(0.00)	0.01

Net income	$0.03	$0.05

Diluted income (loss) per common share:
Income from continuing operations	$0.03	$0.03
(Loss) income from discontinued operations	(0.00)	0.02

Net income	$0.03	$0.05

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	176,011	287,195

Diluted	186,355	295,492

See accompanying notes.

EMDEON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net income	$5,702	$15,590
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations, net of tax	27	(5,567)
Depreciation and amortization	10,727	16,554
Minority interest in WHC income (loss)	115	(472)
Equity in earnings of EBS Master LLC	(7,099)	—
Amortization of debt issuance costs	721	728
Non-cash advertising	2,320	1,605
Non-cash stock-based compensation	9,791	11,727
Deferred income taxes	342	684
EBS working capital adjustment	(399)	—
Reversal of income tax valuation allowance applied to goodwill	250	1,669
Changes in operating assets and liabilities:
Accounts receivable	1,418	(2,666)
Inventory	(505)	241
Prepaid expenses and other, net	324	(949)
Accounts payable	(1,027)	(119)
Accrued expenses and other long-term liabilities	(47,684)	(4,407)
Deferred revenue	7,679	10,951

Net cash (used in) provided by continuing operations	(17,298)	45,569
Net cash provided by discontinued operations	—	1,192

Net cash (used in) provided by operating activities	(17,298)	46,761
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	67,922	166,228
Purchases of available-for-sale securities	(65,932)	(137,815)
Purchases of property and equipment	(5,627)	(13,248)
Cash paid in business combinations, net of cash acquired	—	(27,328)
Proceeds from the sale of EBS	2,898	—
Net repayment of advances to EBS Master LLC	19,691	—
Other changes in equity of discontinued operations	—	1,588

Net cash provided by (used in) continuing operations	18,952	(10,575)
Net cash used in discontinued operations	—	(2,508)

Net cash provided by (used in) investing activities	18,952	(13,083)
Cash flows from financing activities:
Proceeds from issuance of Emdeon and WHC common stock	63,404	10,565
Purchases of treasury stock under repurchase program	(11,322)	(66,633)
Payments of notes payable and other	(53)	(94)

Net cash provided by (used in) financing activities	52,029	(56,162)
Effect of exchange rates on cash	184	119

Net increase (decrease) in cash and cash equivalents	53,867	(22,365)
Changes in cash attributable to discontinued operations	—	1,316
Cash and cash equivalents at beginning of period	614,691	155,616

Cash and cash equivalents at end of period	$668,558	$134,567

See accompanying notes.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation

Background

Emdeon Corporation (“Emdeon” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Emdeon’s Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. The Company changed its name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000. In October 2005, WebMD Corporation changed its name to Emdeon Corporation in connection with the initial public offering of equity securities of WebMD Health Corp. (“WHC”).

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of March 31, 2007, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 84.3% of all outstanding WHC’s Class A and Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of March 31, 2007, 96.4% of the combined voting power of WHC’s outstanding Common Stock.

The Company owns 48% of EBS Master LLC (“EBSCo”), which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that comprised the Company’s Emdeon Business Services segment until the Company sold a 52% interest in that business to an affiliate of General Atlantic LLC on November 16, 2006 (“EBS Sale”). “Emdeon Business Services” and “EBS” are used below to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of Emdeon. In connection with the EBS Sale, the Company transferred its rights to the name “Emdeon” and related intellectual property to EBS and agreed to change its name, after a transition period, to one not including “Emdeon.” In April 2007, the Company’s Board of Directors determined that the Company’s new name will be HLTH Corporation. The Company expects to complete the steps required to implement the name change during May 2007. The Company’s ticker symbol will remain “HLTH” after the name change.

The Company’s consolidated financial statements for the three months ended March 31, 2006 have been restated to correct the previously reported income tax provision which is more fully described in Note 14, “Restatement of Consolidated Financial Statements.”

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Emdeon Corporation and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority-owned WHC. Additionally, the minority stockholders’ proportionate share of the equity in WHC is recorded as minority interest in WHC in the accompanying consolidated balance sheets and the minority stockholders’ proportionate share of net income or net loss is reflected as minority interest in WHC income (loss) in the accompanying consolidated statements of operations.

The Company’s 48% ownership in EBSCo is being accounted for under the equity method since November 16, 2006, the transaction date. Accordingly, prior to the transaction date, the historical results of operations of EBS are reflected in the consolidated results of operations of the Company. See Note 3 for further details.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 2, on September 14, 2006, the Company completed the sale of its Emdeon Practice Services segment (“EPS”). Accordingly, the historical results of EPS have been presented as discontinued operations in the accompanying consolidated financial statements.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, which were included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of short-term and long-term investments, the provision for income taxes and tax contingencies, certain accrued expenses, revenue recognition, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors in both the WebMD and Porex segments. Advertising and sponsorship revenue within the WebMD segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is also historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second and third quarter of each calendar year. Porex’s business is also impacted by seasonal factors, primarily in its writing instrument product lines as a result of back-to-school season which favorably impacts the Porex’s revenue during the second quarter.

Net Income Per Common Share

Basic income per common share and diluted income per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted income per common share of the Company during the three months ended March 31, 2007, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive securities on the calculation of diluted income per common share was not material. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended March 31,
	2007	2006
		(Restated)

Numerator:
Income from continuing operations	$5,729	$10,023
Convertible redeemable exchangeable preferred stock fee	88	88

Income from continuing operations — Basic and Diluted	5,817	10,111
(Loss) income from discontinued operations, net of tax	(27)	5,567

Net income — Basic and Diluted	$5,790	$15,678

Denominator:
Common stock	165,373	276,557
Convertible redeemable exchangeable preferred stock	10,638	10,638

Weighted-average shares — Basic	176,011	287,195
Employee stock options, restricted stock and warrants	10,344	8,297

Adjusted weighted-average shares after assumed conversions — Diluted	186,355	295,492

Basic income (loss) per common share:
Income from continuing operations	$0.03	$0.04
(Loss) income from discontinued operations	(0.00)	0.01

Net income	$0.03	$0.05

Diluted income (loss) per common share:
Income from continuing operations	$0.03	$0.03
(Loss) income from discontinued operations	(0.00)	0.02

Net income	$0.03	$0.05

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

	Three Months Ended March 31,
	2007	2006

Options and warrants	21,172	63,376
Convertible notes	42,015	42,015

	63,187	105,391

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company reduced its existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to stockholders’ equity. In addition, the Company reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

As of January 1, 2007, the Company had unrecognized income tax benefits of $6,831. If recognized, these benefits would be reflected as a component of the income tax provision. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that a reduction in the unrecognized income tax benefits, prior to any annual increase, may occur from $1,000 to $1,300 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2003 and for state and local income tax examinations for years before 2002.

Consistent with its historical financial reporting, the Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations. As of January 1, 2007, accrued interest and penalties were $1,135, which are included in the total unrecognized income tax benefits of $6,831 discussed above.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

On September 14, 2006, the Company completed the sale of EPS to Sage Software, Inc. (“Sage Software”) and, accordingly, the historical financial information of EPS has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company received net cash proceeds of $521,324, net of professional fees and other expenses associated with the sale of EPS, which does not include $35,000 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, subject to pending and paid claims, if any, and are included in other current assets in the accompanying consolidated balance sheet as of March 31, 2007. Included in loss from discontinued operations for the three months ended March 31, 2007 is $191 primarily related to equity instruments of the Company that were held by EPS employees offset by $164 associated with the reduction of certain sales and use tax contingencies that the Company indemnified Sage Software for, resulting from the expiration of various statutes. During 2006, the Company recorded a gain on disposal of $353,158, net of tax of $33,037. Summarized operating results for the discontinued operations of EPS through March 31, 2006 were as follows:

Three Months Ended
March 31, 2006

Revenue	$75,706

Earnings before taxes	6,757
Taxes on earnings	1,190

Income from discontinued operations, net of tax	$5,567

3.	Emdeon Business Services

Equity Investment in EBSCo

The Company accounts for its 48% investment in EBSCo as an equity investment and records 48% of the earnings of EBSCo as equity in earnings of EBS Master LLC in its accompanying consolidated statement of operations. As of March 31, 2007 and December 31, 2006, the Company’s equity investment in EBSCo was $9,534 and $1,521, respectively, which reflects a difference of $129,051 and $131,180, respectively, between

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value and the underlying equity in this investment. The difference between the carrying value and the underlying equity value, as well as the difference between the Company’s equity in earnings of EBS Master LLC and 48% of EBSCo’s net income is principally due to the excess of the fair value of EBSCo’s net assets as adjusted in purchase accounting, over the carryover basis of the Company’s investment in EBSCo as well as the related amortization of a certain portion of that excess related to amortizable intangible assets.

The following is summarized financial information of EBSCo for the three months ended March 31, 2007:

Three Months Ended
March 31, 2007

Statement of Operations Data:
Revenue	$198,409
Cost of operations	91,185
Net income	8,276

Sale of Emdeon Business Services

The purchase price of the EBS Sale was subject to customary post-closing adjustments, including an adjustment based on the amount of working capital at the time of the closing on November 16, 2006. During the three months ended March 31, 2007, the Company recognized a gain of $399, which is included in other income (expense), net and relates to the finalization of the working capital adjustment.

4.	Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues their Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of shares of WHC Class A Common Stock during the three months ended March 31, 2007 related to the exercise of stock options and the release of restricted stock awards and resulted in an aggregate gain to equity of $4,804 and the Company’s ownership in WHC decreased to 84.3% as of March 31, 2007, from 84.6% as of December 31, 2006.

5.	Business Combinations

On December 15, 2006, the Company acquired, through WHC, all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, WHC deferred the issuance of the $26,000 of equity, equal to 640,930 shares of WHC Class A Common Stock (the “Deferred Shares”), until December 2008. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the seller, the remaining 394,422 of these shares will be issued with certainty. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then WHC will pay additional consideration equal to this shortfall, either in the form of WHC Class A Common Stock or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,915 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $9,000 relating to

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $34,248 and intangible assets subject to amortization of $9,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $3,692 was recorded. The goodwill recorded will be deductible for tax purposes. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the EBS Sale). The obligation to pay up to $3,000 in earn out payments was also transferred in connection with the EBS Sale and is no longer an obligation of the Company.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and intangible assets subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

Subimo	$1,725	$(6,900)	$5,280	$11,300	$47,915	$59,320
Medsite	2,469	(13,124)	(1,126)	9,000	34,248	31,467
IPN	358	—	(143)	—	3,692	3,907
Summex	1,064	(1,173)	(47)	10,200	20,147	30,191
eMedicine	1,717	(2,612)	(1,004)	6,390	20,704	25,195

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2006 gives effect to the acquisition of Subimo, Medsite, IPN, Summex and eMedicine, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

Three Months Ended
March 31, 2006
(Restated)

Revenue	$285,971
Income from continuing operations	6,478
Net income	12,045
Basic and diluted income per common share:
Income from continuing operations	$0.02

Net income	$0.04

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by EBS during the three months ended March 31, 2006 and certain services provided by the Company’s WebMD segment to the Company’s other operating segments during the three months ended March 31, 2007 and 2006. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: a working capital adjustment from the sale of 52% of EBS; legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC and income related to the reduction of certain sales and use tax contingencies.

The Company has aligned its business into four operating segments and one corporate segment as follows:

WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephone health coaching as a result of the acquisition of Summex on June 13, 2006, and promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

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

Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s consumer products are used in a variety of office and home products, including highlighting pens, children’s coloring markers, air fresheners, power tool dust canisters, computer printers and water filters. Porex’s industrial products are designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents, pneumatic silencers and a broad range of filters and filtration components. Porex also provides technologically advanced sterile surgical products, such as biomaterial implantable products, used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, the Company entered into transition services agreements whereby the Company provides Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides the Company certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to the Company are, in turn, used to fulfill the Company’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee the Company charges to EBSCo and Sage Software, net of the fee the Company pays to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services. The Company charged EBSCo and Sage Software transition service fees of $2,456 for the three months ended March 31, 2007, which is net of certain fees the Company pays to EBSCo.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Three Months Ended March 31,
	2007	2006(a)
		(Restated)

Revenue
Emdeon Business Services	$—	$182,851
WebMD	72,962	50,051
ViPS	26,659	23,836
Porex	22,709	20,587
Inter-segment eliminations	(305)	(131)

	$122,025	$277,194

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$38,207
WebMD	12,607	6,527
ViPS	4,840	5,158
Porex	6,474	5,554
Corporate	(6,731)	(11,138)

	17,190	44,308
Interest, taxes, non-cash and other items
Depreciation and amortization	(10,727)	(16,554)
Non-cash stock-based compensation	(9,791)	(11,727)
Non-cash advertising	(2,320)	(1,605)
Interest income	9,674	4,418
Interest expense	(4,717)	(4,691)
Income tax provision	(990)	(4,056)
Minority interest in WHC (income) loss	(115)	472
Equity in earnings of EBS Master LLC	7,099	—
Other income (expense), net	426	(542)

Income from continuing operations	5,729	10,023
(Loss) income from discontinued operations, net of tax	(27)	5,567

Net income	$5,702	$15,590

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through March 31, 2006.

7.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.

The Company has various stock compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase Emdeon Common Stock and restricted shares of Emdeon Common Stock. Additionally, the Company’s majority owned public subsidiary has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintains an Employee Stock Purchase Plan which provides employees with the ability to buy shares of Emdeon Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

Emdeon Plans

The Company had an aggregate of 5,365,184 shares of Emdeon Common Stock available for future grants under the Plans at March 31, 2007. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At March 31, 2007, there were options to purchase 4,764,881 shares of Emdeon Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. The Company issues new shares when options are exercised under the Plans.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Plans for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2007	63,599,871	$14.04
Granted	140,000	12.58
Exercised	(6,532,768)	9.29
Cancelled	(2,885,752)	25.35

Outstanding at March 31, 2007	54,321,351	$14.00	4.5	$165,616

Vested and exercisable at the end of the period	43,790,306	$15.04	3.6	$108,626

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on March 30, 2007, the last trading day in March, which was $15.13 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 30, 2007.

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Three Months Ended March 31,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.31	0.38
Risk free interest rate	4.72%	4.55%
Expected term (years)	3.94	4.46
Weighted average fair value of options granted during the period	$3.94	$3.45

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock during the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at the beginning of period	2,300,846	$10.44
Vested	(428,833)	8.84
Forfeited	(9,334)	9.17

Balance at the end of the period	1,862,679	$10.81

Proceeds received from the exercise of options to purchase Emdeon Common Stock were $60,668 and $11,352 during the three months ended March 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $37,121 and $8,588 during the three months ended March 31, 2007 and 2006, respectively. While the intrinsic value of these stock options and shares of Emdeon Restricted Stock is currently deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code, these tax benefits were not realized as the Company has net operating loss carryforwards.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo, LLC in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the terms of the WebMD Plans. WHC had an aggregate of 1,100,179 shares of Class A Common Stock available for grant under the WebMD Plans at March 31, 2007.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are generally at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	229,150	46.00
Exercised	(189,739)	23.49
Cancelled	(79,300)	26.31

Outstanding at March 31, 2007	5,361,894	$24.51	8.8	$150,800

Vested and exercisable at the end of the period	687,854	$19.09	8.5	$23,072

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on March 30, 2007, the last trading day in March, which was $52.63, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 30, 2007.

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

	Three Months Ended March 31,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.50	0.60
Risk free interest rate	4.66%	4.56%
Expected term (years)	3.46	3.3
Weighted average fair value of options granted during the period	$18.75	$16.57

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock during the three months ended March 31, 2007:

	Three Months Ended
	March 31, 2007
		Weighted Average
		Grant Date
	Shares	Fair Value

Balance at the beginning of period	441,683	$25.49
Granted	18,700	51.32
Vested	(14,187)	38.98

Balance at the end of the period	446,196	$26.15

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $4,458 for the three months ended March 31, 2007. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $5,043 for the three months ended March 31, 2007. While the intrinsic value of these stock options and shares of WHC Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code, these tax benefits were not realized as the Company has net operating loss carryforwards.

Other

At the time of the WHC initial public offering and subsequently on the first anniversary, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2007 and 2006, respectively, in connection with these issuances.

Additionally, the Company recorded $257 of stock-based compensation expense during the three months ended March 31, 2007 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by WHC.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of March 31, 2007, a total of 8,144,972 shares of the Company’s common stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were no shares issued under the ESPP during the three months ended March 31, 2007 and 2006.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2007	2006

Emdeon Plans:
Stock options	$3,256	$5,776
Restricted stock	2,022	1,051
WHC Plans:
Stock options	4,020	4,446
Restricted stock	832	959
Employee Stock Purchase Plan	41	145
Other	342	85

Total stock-based compensation expense	$10,513	$12,462

Included in:
Cost of operations	$1,610	$2,957
Development and engineering	62	298
Sales, marketing, general and administrative	8,119	8,472
Equity in earnings of EBS Master LLC	588	—

Income from continuing operations	10,379	11,727
Income from discontinued operations, net of tax	134	735

Total stock-based compensation expense	$10,513	$12,462

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2007, approximately $36,952 and $45,008 of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.42 years and 1.87 years related to the Emdeon Plans and the WHC Plans, respectively.

8.	Stockholders’ Equity

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of Emdeon’s Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of March 31, 2007, the Company had repurchased 1,794,789 shares at an aggregate cost of approximately $22,646 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments

As of March 31, 2007 and December 31, 2006, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, asset backed securities and money market funds and marketable equity securities consisted of equity investments in publicly traded companies. All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	March 31, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$668,558	$668,558	$614,691	$614,691
Short-term investments	32,386	32,386	34,140	34,140
Marketable securities — long term	1,474	2,543	1,474	2,633

10.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized holding losses or gains on available-for-sale marketable securities. The following table presents the components of other comprehensive income:

	Three Months Ended March 31,
	2007	2006
		(Restated)

Foreign currency translation gains	$430	$316
Unrealized holding losses	(90)	(250)

Other comprehensive income	340	66

Net income	5,702	15,590

Comprehensive income	$6,042	$15,656

The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Accumulated other comprehensive income includes the following:

	March 31, 2007	December 31, 2006

Unrealized gains on securities	$1,069	$1,159
Foreign currency translation gains	9,381	8,951

Total accumulated other comprehensive income	$10,450	$10,110

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the three months ended March 31, 2007 are as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2006	$681,612	$100,669	$71,253	$42,441	$895,975
Acquisitions during the period	3,692	122,782	—	—	126,474
Contingent consideration for prior period acquisitions	(1,913)	—	—	—	(1,913)
Tax reversals	(40,522)	(1,636)	—	(298)	(42,456)
Adjustments to finalize purchase price allocations	—	1,669	—	—	1,669
Sale of EBS	(642,869)	—	—	—	(642,869)
Effects of exchange rates	—	—	—	789	789

Balance as of January 1, 2007	—	223,484	71,253	42,932	337,669
Tax reversals (a)	—	(250)	—	—	(250)
Adjustments to finalize purchase price allocations	—	232	—	—	232
Effects of exchange rates	—	—	—	26	26

Balance as of March 31, 2007	$—	$223,466	$71,253	$42,958	$337,677

(a)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowance that was originally established in connection with the purchase accounting of prior acquisitions.

Intangible assets subject to amortization consist of the following:

	March 31, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Customer relationships	$68,178	$(14,781)	$53,397	10.9	$68,168	$(13,300)	$54,868	11.1
Technology and patents	79,221	(30,408)	48,813	17.6	79,221	(27,453)	51,768	17.1
Trade names	18,216	(4,879)	13,337	7.7	18,216	(4,443)	13,773	8.0
Non-compete agreements, content and other	17,054	(9,232)	7,822	2.5	17,054	(7,990)	9,064	2.6

Total	$182,669	$(59,300)	$123,369	12.7	$182,659	$(53,186)	$129,473	12.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $6,112 and $9,036 for the three months ended March 31, 2007 and 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31, 2007 (April 1st to December 31st)	$18,336
2008	21,034
2009	15,008
2010	7,647
2011	6,884
Thereafter	54,460

12.	Commitments and Contingencies

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

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On April 24, 2006, the court held a hearing for final approval of the settlement.

On December 5, 2006, in response to an appeal by the underwriter defendants, the United States Court of Appeals for the Second Circuit reversed the district court’s certification of the classes in six related “focus cases” dealing with the offerings of other issuers. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing but indicated that the plaintiffs were free to attempt to redefine the proposed classes. At a hearing on April 23, 2007, the plaintiffs indicated that they were considering redefining the settlement class in order to address the Second Circuit’s ruling and counsel for the issuer defendants indicated that they were open to discussions on that subject. Plaintiffs are expected to report on their progress at the next hearing, currently scheduled for May 30, 2007. At this point, it is impossible to determine whether plaintiffs will be able to redefine the settlement class to address the Second Circuit’s ruling, what changes to the settlement, if any, will be necessary as a result of changes in the class definition, and, therefore, whether the settlement will go forward or be finally approved.

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

On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Court granted a motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. Porex has opposed that petition.

Porex is continuing to seek to vigorously enforce its rights in this litigation. Discovery has been stayed pending a final resolution of the appeal regarding Porex’s trade secret claims.

Other

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2006 Annual Report on Form 10-K under the heading “Legal Proceedings” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months Ended March 31,
	2007	2006

Transition service fees (a)	$2,456	$—
Gain on sale of EBS (b)	399	—
Reduction of tax contingencies (c)	347	—
Legal expense (d)	(320)	(542)

Other income (expense), net	$2,882	$(542)

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements. See Note 6.

(b)	Represents a gain recognized in connection with the working capital adjustment associated with the EBS Sale on November 16, 2006.

(c)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(d)	Represents the costs and expenses incurred related to the investigation by the United States Attorney General for the District of South Carolina and the SEC.

14.	Restatement of Consolidated Financial Statements

The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill and certain intangible assets arising from certain business combinations, primarily tax-deductible goodwill which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing its financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax-deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.

The error resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the amount of $684 in the Company’s unaudited financial statements for the three months ended March 31, 2006. Additionally, as a portion of the adjustment to deferred income tax expense related to WHC, the Company has also adjusted the minority interest in WHC. The net impact to the Company’s net income, after adjusting for the minority interest, was $841 in the aggregate during the three months ended March 31, 2006. The correction had no effect on the Company’s revenues, total assets, cash flows or liquidity during this period and no effect on the Company’s pre-tax operating results, other than the effect on minority interest. The Company believes that there will be no effect on its debt agreements or other contractual obligations as a result of this error.

EMDEON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of this change on the consolidated statement of operations and cash flows for the three months ended March 31, 2006 are summarized as follows:

	Consolidated Statement of Operations
	As Previously
	Reported(a)	Adjustments	Restated

Three Months Ended March 31, 2006:

Income tax provision	$3,372	$684	$4,056
Minority interest in WHC income (loss)	(629)	157	(472)
Income from continuing operations	10,864	(841)	10,023
Net income	16,431	(841)	15,590

Basic income per common share:
Income from continuing operations	$0.04	$—	$0.04
Income from discontinued operations	0.02	(0.01)	0.01

Net income	$0.06	$(0.01)	$0.05

Diluted income per common share:
Income from continuing operations	$0.04	$(0.01)	$0.03
Income from discontinued operations	0.02	—	0.02

Net income	$0.06	$(0.01)	$0.05

	Consolidated Statement of Cash Flows
	As Previously
	Reported(a)	Adjustments	Restated

Three Months Ended March 31, 2006:
Net income	$16,431	$(841)	$15,590
Minority interest in WHC income (loss)	(629)	157	(472)
Deferred income taxes	—	684	684

(a)	Reflects presentation of EPS as a discontinued operation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.

The information for the three months ended March 31, 2006 has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in Note 14, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition.

Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, background information on certain trends and strategies and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of March 31, 2007.

•	Factors That May Effect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Emdeon Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/WebMD Corporation in November 1999 and to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005. The change to Emdeon was made in connection with the initial public offering of equity securities by WebMD Health Corp. (which we refer to as WHC).

On September 14, 2006, we completed the sale of our Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as Sage Software). We refer to this transaction in this MD&A as the EPS Sale. Accordingly, the historical results of EPS have been reclassified as discontinued operations in our consolidated financial statements for the three months ended March 31, 2006.

We own 48% of EBS Master LLC (which we refer to as EBSCo), which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that comprised our Emdeon Business Services segment until we sold a 52% interest in that business to an affiliate of General Atlantic LLC on November 16, 2006 (we refer to that transaction as the EBS Sale). In this MD&A, we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of our company. In connection with the EBS Sale, we transferred our rights to the name “Emdeon” and related intellectual property to EBS and agreed to change our name, after a transition period, to one not including “Emdeon.” In April 2007, our Board of Directors determined that our new name will be HLTH Corporation. We expect to complete the steps required to implement the name change during May 2007. Our ticker symbol will remain “HLTH” after the name change.

Operating Segments

We have aligned our business into four operating segments and one corporate segment. The following is a description of each of our operating segments and our corporate segment:

•	WebMD. WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex Corporation (which we refer to as Summex) on June 13, 2006 and promotion and physician recruitment services for use by pharmaceutical, medical device, and healthcare companies as a result of the acquisition of Medsite, Inc. (which we refer to as Medsite) on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

•	ViPS (formerly a business unit of EBS). ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s consumer products are used in a variety of office and home products, including highlighting pens, children’s coloring markers, air fresheners, power tool dust canisters, computer printers and water filters. Porex’s industrial products are designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents, pneumatic silencers and a broad range of filters and filtration components. Porex also provides technologically advanced sterile surgical products, such as biomaterial implantable products, used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Emdeon Business Services. EBS provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results.

•	Corporate. The Corporate segment provides shared services across all our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, we entered into transition services agreements whereby we provide Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to Emdeon are, in turn, used to fulfill Emdeon’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, are also included in the Corporate segment, which approximates the cost of providing these services.

Background Information on Certain Trends and Strategies

Use of the Internet by Consumer and Physicians.  The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

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

Changes in CMS Procurement Procedures.  ViPS and other potential CMS contractors are currently awaiting an award announcement after responding to a Request for Proposals issued by The Centers for Medicare & Medicaid Services, or CMS, for a new indefinite delivery/indefinite quantity or IDIQ, performance-based-contracting vehicle named Enterprise Systems Development, or ESD. Under this announcement, ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next ten (10) years. Accordingly, there will be fewer companies awarded prime contracts, and those that are selected are likely to receive broader contracts than those made under the PITS contracting vehicle. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced.

Seasonality

The timing of our revenue is affected by seasonal factors in both the WebMD and Porex segments. Advertising and sponsorship revenue within the WebMD segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is also historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in the second and third quarter of each calendar year. Porex’s business is also impacted by seasonal factors, primarily in its writing instrument product lines as a result of back-to-school season which favorably impacts the Porex’s revenue during the second quarter.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software development costs, inventory valuation, Web site development costs, prepaid advertising services, certain accrued expenses, contingencies, litigation and the value attributed to employee stock options and other stock-based awards.

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

Porex.  Porex develops, manufactures and distributes porous plastic products and components. For standard products, Porex recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, and the fee is fixed or determinable and probable of collection. Appropriate reserves are established on anticipated returns and allowances based on past experience. For sales of certain custom products, Porex recognizes revenue upon completion and customer acceptance. Recognition of amounts received in advance is deferred until all criteria have been met.

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

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006.

•	Investments — Our investments, at March 31, 2007, consisted principally of certificates of deposit, auction rate securities, money market funds and asset backed securities. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues their Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. For the three months ended March 31, 2007, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $4,804 and our ownership in WHC decreased to 84.3%, as of March 31, 2007, from 84.6%, as of December 31, 2006. We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Equity Investment in EBSCo — We account for our equity investment in EBSCo in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (which we refer to as APB 18), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. We believe our equity investment in EBSCo meets these criteria. We assess the recoverability of the carrying value of our investment whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. Factors indicating a decline in value that is deemed to be other-than-temporary include the lack of intent and our inability to retain the investment until any anticipated recovery in the carrying amount of the investment, or the inability of the investment to sustain an earnings capacity which would justify the carrying amount. As of March 31, 2007, the current fair value of our equity investment in EBSCo exceeds its carrying amount.

•	Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued Statement of Financial Accounting Standard (which we refer to as SFAS) No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006, and elected to use the modified prospective transition method. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006, are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006, will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting period.

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $1.2 billion, which expire at varying dates from 2011 through 2026. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of March 31, 2007, a valuation allowance has been provided against all domestic net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of our net operating losses. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with historical financial reporting, we have elected to classify interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties were $1,135.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (which we refer to as FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, we reduced the existing reserves for uncertain tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to stockholders’ equity. In addition, we reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
			(Restated)

Revenue	$122,025	100.0	$277,194	100.0
Costs and expenses:
Cost of operations	54,429	44.6	167,174	60.3
Development and engineering	4,574	3.7	8,864	3.2
Sales, marketing, general and administrative	60,399	49.5	70,180	25.3
Depreciation and amortization	10,727	8.8	16,554	6.0
Interest income	9,674	7.9	4,418	1.6
Interest expense	4,717	3.9	4,691	1.7
Other income (expense), net	2,882	2.4	(542)	(0.2)

(Loss) income from continuing operations before income tax provision	(265)	(0.2)	13,607	4.9
Income tax provision	990	0.8	4,056	1.5
Minority interest in WHC income (loss)	115	0.1	(472)	(0.2)
Equity in earnings of EBS Master LLC	7,099	5.8	—	—

Income from continuing operations	5,729	4.7	10,023	3.6
(Loss) income from discontinued operations, net of tax	(27)	0.0	5,567	2.0

Net income	$5,702	4.7	$15,590	5.6

Revenue is currently derived from our three business segments: WebMD, ViPS and Porex, and was derived through our EBS segment through the date of the EBS Sale on November 16, 2006. WebMD services include: advertising, sponsorship, CME, content syndication and distribution; and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, advertisements in WebMD the Magazine and from in-person CME programs in 2006. These services were no longer offered by WebMD as of December 31, 2006. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets. EBS, which was a segment through November 16, 2006, the date of the EBS Sale, provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses, including non-cash stock-based compensation expenses, for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, a portion of facilities expenses, leased facilities and personnel costs and non-cash expenses related to prepaid advertising costs. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment. Additionally, prior to the EBS Sale on November 16, 2006, cost of operations included cost of postage related to our automated print-and-mail services and paid-claims communication services and sales commissions paid to certain distributors of EBS products.

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

Sales, marketing, general and administrative expenses consist primarily of advertising, product and brand promotion, salaries and related expenses, including non-cash stock-based compensation expenses, for sales, administrative, finance, legal, information technology, human resources and executive personnel. These expenses include items related to account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services, as well as fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. Also included are non-cash expenses related to advertising services acquired in exchange for our equity securities.

Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash stock-based compensation expense. Non-cash stock-based compensation reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The following table summarizes the non-cash stock-based compensation expense included in cost of operations, development and engineering, and sales, marketing, general and administrative expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Non-cash stock-based compensation expense included in:
Cost of operations	$1,610	$2,957
Development and engineering	62	298
Sales, marketing, general and administrative	8,119	8,472

Total	$9,791	$11,727

•	Non-cash advertising expense. Expense related to the use of WHC’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments Emdeon issued in connection with an agreement Emdeon entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales, marketing, general and administrative expense when WHC uses the asset for promotion of WHC’s brand.

The following discussion of our operating results reflects the reclassification of EPS as a discontinued operation in the prior year period, as a result of the EPS Sale that was completed on September 14, 2006. In addition, our operating results reflect an increase in revenue and an offsetting increase to expenses, primarily within cost of operations, of $13,781 for the three months ended March 31, 2006 related to the intercompany activity between EPS and our other operating segments, primarily EBS. This intercompany activity was primarily comprised of print-and-mail services (including postage) and electronic data interchange (which we refer to as EDI) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as a discontinued operation.

In contrast to the EPS Sale, the EBS Sale did not result in the accounting for EBS as a discontinued operation, because the EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements for the three months ended March 31, 2006. Subsequent to the EBS Sale on November 16, 2006, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for the three months ended March 31, 2007, as well as the EBS segment results for this period, are presented on a basis that makes the operating results for the three months ended March 31, 2006 not directly comparable to the operating results for the three months ended March 31, 2007. In the discussion of our consolidated operating results below, in addition to noting the effect of the EBS Sale (which is relatively large as compared to all other differences between the periods), we have provided comparative information on items that reflect trends in our operating results based on their materiality to our consolidated operating results for the quarter ending March 31, 2007. Our WebMD, ViPS and Porex segment results were not affected by the EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

The following discussion includes a comparison of the results of operations for the three months ended March 31, 2007 to the three months ended March 31, 2006.

Revenue

Revenue for the three months ended March 31, 2007 was $122,025, compared to $277,194 in the prior year period. Excluding the impact of the EBS Sale that resulted in a $182,851 decrease in revenue, the WebMD, ViPS and Porex segments were responsible for $22,911, $2,823 and $2,122, respectively, of the increase in revenue. The increase in revenue was primarily the result of higher advertising and sponsorship revenue from WebMD’s public portals and licensing revenue from WebMD’s private online portals.

Costs and Expenses

Cost of Operations.  Cost of operations was $54,429, or 44.6% of revenue, for the three months ended March 31, 2007, compared to $167,174, or 60.3% of revenue, in the prior year period. The decrease in cost of operations excluding non-cash expenses, as a percentage of revenue and in dollars, was primarily due to the EBS Sale, as EBS services and products had lower gross margins than our other operations. Included in cost of operations for the three months ended March 31, 2007 and 2006, are non-cash expenses related to stock-based compensation of $1,610 and $2,957, respectively. The decrease in non-cash stock-based compensation expense is primarily due to the graded vesting schedule for WebMD options and restricted stock granted at the time of the initial public offering, as well as non-cash stock-based compensation expense related to EBS employees, which was included in the prior year period. Cost of operations excluding non-cash expenses was $52,819, or 43.3% of revenue, for the three months ended March 31, 2007, compared to $164,217, or 59.2% of revenue, for the prior year period.

Development and Engineering.  Development and engineering expense was $4,574, or 3.7% of revenue, for the three months ended March 31, 2007, compared to $8,864, or 3.2% of revenue, in the prior year period. The decrease in development and engineering expense excluding non-cash expenses, in dollars, was primarily due to the EBS Sale. Included in development and engineering expense are non-cash expenses related to stock compensation of $62 for the three months ended March 31, 2007, compared to $298 in the prior year period. Development and engineering expense, excluding non-cash expenses, was $4,512, or 3.7% of revenue, for the three months ended March 31, 2007, compared to $8,566, or 3.1% of revenue, in the prior year period.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $60,399, or 49.5% of revenue, for the three months ended March 31, 2007, compared to $70,180, or 25.3% of revenue, in the prior year period. Included in sales, marketing, general and administrative expense are non-cash expenses related to advertising expense and stock-based compensation. Non-cash expenses related to advertising expense were $2,320 for the three months ended March 31, 2007, compared to $1,605 in the prior year period. This increase was due to higher utilization of our prepaid advertising. Non-cash stock-based compensation was $8,119 for the three months ended March 31, 2007, compared to $8,472 in the prior year period. The decrease in non-cash stock-based compensation is due to the non-cash stock-based compensation expense related to EBS employees, which was included in the prior year period, and the graded vesting schedule for WebMD options and restricted stock granted at the time of the initial public offering. These decreases were offset by additional non-cash stock-based compensation expense related to options granted to key employees in 2006.

Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $49,960, or 40.9% of revenue, for the three months ended March 31, 2007, compared to $60,103, or 21.7% of revenue, in the prior year period. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was primarily due to the EBS Sale, as EBS had lower sales, marketing, general and administrative expenses than our other operations. Also contributing to the fluctuation in sales, marketing, general and administrative expense, in dollars, is higher personnel related costs within our WebMD segment which is attributed to the increased revenue discussed above, as well as increased expenses related to recent acquisitions that were not included, or only partially included in the prior year period. Additionally, our shared service costs were lower for the three months ended March 31, 2007, as compared to the prior year period, as a result of our initiative to lower these types of costs.

Depreciation and Amortization.  Depreciation and amortization expense was $10,727, or 8.8% of revenue, for the three months ended March 31, 2007, compared to $16,554, or 6.0% of revenue, in the prior year period. The decrease in depreciation and amortization expense was primarily due to the EBS Sale. Slightly impacting depreciation and amortization expense for the three months March 31, 2007, were WebMD’s recent acquisitions and capital improvements within our WebMD segment, which resulted in additional depreciation and amortization expense for the three months ended March 31, 2007, as compared to the prior year period.

Interest Income.  Interest income increased to $9,674 for the three months ended March 31, 2007, from $4,418 in the prior year period. The increase was due to higher average investment balances and higher rates of return for the three months ended March 31, 2007, as compared to the prior year period.

Interest Expense.  Interest expense of $4,717 for the three months ended March 31, 2007, was relatively comparable to a year ago, which was $4,691. Interest expense for both the three months ended March 31, 2007 and 2006 is primarily related to the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Other Income (Expense), Net.  For the three months ended March 31, 2007, other income, net, was $2,882, compared to other expense of $542 in the prior year period. Other income (expense), net for the three months ended March 31, 2007 includes transition services income of $2,456 earned from the service fees charged to EBSCo and Sage Software, net of the fees EBSCo charges us, for services rendered under each of their respective transition services agreement, a gain of $399 recognized in connection with the working capital adjustment associated with the EBS Sale and $347 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. Also included in other income (expense), net for the three months ended March 31, 2007 and 2006 is $320 and $542, respectively, of external legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Consistent with 2006, the costs and expenses we incurred in 2007 related to this investigation are expected to be lower than in 2005, in part because existing insurance policies became available in December 2005 to cover the expenses of certain former officers and employees. The aggregate amount paid through these insurance policies as of March 31, 2007 was approximately $10,800.

Income Tax Provision.  The income tax provision of $990 and $4,056 for the three months ended March 31, 2007 and 2006, respectively, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating loss carryforwards to offset that income. Additionally, included in the income tax provision for the three months ended March 31, 2007 and 2006 is deferred tax expense of $342 and $684, respectively, related to a certain portion of our goodwill that is deductible for tax purposes. The income tax provision for the three months ended March 31, 2007 and 2006 also includes a provision for federal taxes of $250 and $1,669, respectively, that has not been reduced by the reversal of a valuation allowance as these tax benefits were acquired through business combinations.

Minority Interest in WHC Income (Loss).  Minority interest expense of $115 and income $472 for the three months ended March 31, 2007 and 2006, respectively, represents the minority stockholders’ proportionate share of income for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders ownership percentage of WHC was 15.7% as of March 31, 2007, compared to 14.2% as of March 31, 2006.

(Loss) Income from Discontinued Operations, Net of Tax.  (Loss) income from discontinued operations for the three months ended March 31, 2007, represents stock-based compensation expense of $192 from our equity held by EPS employees, offset by $165 associated with the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. For the three months ended March 31, 2006, (loss) income from discontinued operations represents EPS’ net operating results of $5,567.

Results of Operations by Operating Segment

The performance of our business is monitored based on earnings before interest, taxes, non-cash and other items. Other income includes: a working capital adjustment from the sale of 52% interest of EBS; legal expenses which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC and income related to the reduction of certain sales and use tax contingencies. Inter-segment revenue primarily represents printing services provided by EBS during the three months ended March 31, 2006 and certain services provided by our WebMD segment to our other operating segments during the three months ended March 31, 2007 and 2006.

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net income are presented below:

	Three Months Ended March 31,
	2007	2006(a)
		(Restated)

Revenue
Emdeon Business Services	$—	$182,851
WebMD	72,962	50,051
ViPS	26,659	23,836
Porex	22,709	20,587
Inter-segment eliminations	(305)	(131)

	$122,025	$277,194

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$38,207
WebMD	12,607	6,527
ViPS	4,840	5,158
Porex	6,474	5,554
Corporate	(6,731)	(11,138)

	17,190	44,308

	Three Months Ended March 31,
	2007	2006(a)
		(Restated)

Interest, taxes, non-cash and other items
Depreciation and amortization	(10,727)	(16,554)
Non-cash stock-based compensation	(9,791)	(11,727)
Non-cash advertising	(2,320)	(1,605)
Interest income	9,674	4,418
Interest expense	(4,717)	(4,691)
Income tax provision	(990)	(4,056)
Minority interest in WHC (income) loss	(115)	472
Equity in earnings of EBS Master LLC	7,099	—
Other income (expense), net	426	(542)

Income from continuing operations	5,729	10,023
(Loss) income from discontinued operations, net of tax	(27)	5,567

Net income	$5,702	$15,590

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through March 31, 2006.

The following discussion is a comparison of the results of operations for each of our operating segments and our corporate segment for the three months ended March 31, 2007 to the three months ended March 31, 2006.

WebMD.  Revenue was $72,962 for the three months ended March 31, 2007, an increase of $22,911 or 45.8%, compared to the prior year period. The increase in revenue was primarily attributed to an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites, as well as increased licensing revenue from our private online portals. Revenue from the acquisition of Subimo LLC, Medsite and Summex contributed $9,262 to the increase in revenue for the three months ended March 31, 2007.

Earnings before interest, taxes, non-cash and other items was $12,607, or 17.3% of revenue, for the three months ended March 31, 2007, compared to $6,527, or 13.0% of revenue, in the prior year period. The increase as a percentage of revenue was primarily due to higher revenue from the increased number of brands and sponsored programs in WebMD’s public portals, as well as the increase in companies using WebMD’s private portals without incurring a proportionate increase in overall expenses.

ViPS.  Revenue was $26,659 for the three months ended March 31, 2007, an increase of $2,823 or 11.8%, compared to the prior year period. The increase was due to increased professional consulting services that we provide to governmental agencies, and, to a lesser extent, license revenue and related support and maintenance revenue related to data warehousing and decision-support software.

Earnings before interest, taxes, non-cash and other items was $4,840, or 18.2% of revenue, for the three months ended March 31, 2007, compared to $5,158, or 21.6% of revenue, in the prior year period. The decrease in operating margin, in dollars and as a percentage of revenue, was primarily due to the changes in the type of revenue we earned, which can have varying degrees of profitability, combined with higher facility costs.

Porex.  Revenue was $22,709 for the three months ended March 31, 2007, an increase of $2,122 or 10.3%, compared to the prior year period. The increase was primarily due to increased sales of our consumer and healthcare products, as well as a favorable impact of exchange rates on the translation of our foreign operations.

Earnings before interest, taxes, non-cash and other items was $6,474, or 28.5% of revenue, for the three months ended March 31, 2007, compared to $5,554, or 27.0% of revenue, in the prior year period. The increase in operating margin, in dollars and as a percentage of revenue, was due to the increased revenue discussed above, combined with the effect of Porex’s manufacturing costs, which are generally more fixed in nature.

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. In addition, corporate includes the net fees we earned from the support services we provide to EBSCo and Sage Software. Corporate expenses were $6,731, or 5.5% of total revenue, for the three months ended March 31, 2007, compared to $11,138, or 4.0% of total revenue, for the prior year period. Excluding EBS revenue for the three months ended March 31, 2006, corporate expenses were 11.8% of total revenue for the prior year period. Corporate expenses excluding EBS revenue for the three months ended March 31, 2006, in dollars and as a percentage of revenue, decreased as a result of lower legal costs from our EBS and EPS operations due to the EBS Sale and the EPS Sale, as well lower headcount. Also contributing to the decrease is the inclusion of the transition services income of $2,456 earned from the service fee charged to EBSCo and Sage Software for the three months ended March 31, 2007.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by EBS, during the three months ended March 31, 2006, and certain services provided by the WebMD segment to our other operating segments during the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of March 31, 2007, we had an accumulated deficit of approximately $9.3 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

As of March 31, 2007, we had approximately $700,944 in cash and cash equivalents and short-term investments, including $212,124 in cash and cash equivalents and short-term investments held by WHC, and working capital of $738,500. We invest our excess cash principally in auction rate securities, asset backed securities and money market funds and expect to do so in the future. As of March 31, 2007, all our marketable securities were classified as available-for-sale.

Cash used in operating activities was $17,298 for the three months ended March 31, 2007, compared to cash provided by operating activities of $46,761 for the three months ended March 31, 2006. The $64,059 decrease in cash provided by operating activities when compared to a year ago primarily relates to the EBS Sale. Also contributing to the cash outflow in operating activities for the three months ended March 31, 2007, were estimated payments for income taxes, which were higher than the prior year period due to the gain recognized for the EBS Sale during the three months ended December 31, 2006.

Cash provided by investing activities was $18,952 for the three months ended March 31, 2007, compared to cash used in investing activities of $13,083 for the three months ended March 31, 2006. Cash provided by investing activities for the three months ended March 31, 2007, was attributable to $19,691 of repayment of advances to EBSCo, which primarily consisted of $10,000 advanced to EBSCo at closing on November 16, 2006 to support working capital needs and $10,016 of expenses paid by us on EBSCo’s behalf through December 31, 2006. Also included in cash provided by investing activities was $2,898 of net cash proceeds from the EBS Sale that represents $11,099 of cash received for the working capital adjustment offset by $8,201 of professional fees and other expenses accrued at closing, but not paid until the three months ended March 31, 2007. Cash used in investing activities for the three months ended March 31, 2006, included $28,413 in net proceeds from the maturities and sales of available-for-sale securities, offset by cash paid in business combinations of $27,328, which primarily related to the 2006 acquisition of eMedicine.com, Inc. and the RxList, LLC contingent consideration payment. Investments in property and equipment were $5,627 for the three months ended March 31, 2007, compared to $13,248 a year ago.

Cash provided by financing activities was $52,029 for the three months ended March 31, 2007, compared to cash used in financing activities of $56,162 for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2007 principally related to proceeds of $63,404 from the issuance of Emdeon Common Stock and WHC Class A Common Stock primarily resulting from the exercises of employee stock options, partially offset by the repurchases of Emdeon Common Stock of $11,322. Cash used in financing activities for the three months ended March 31, 2006, principally related to the repurchases of Emdeon Common Stock of $66,633, partially offset by proceeds of $10,565 from the issuance of Emdeon Common Stock primarily resulting from exercises of employee stock options.

Our principal commitments at March 31, 2007 were our commitments related to our $350,000 of 1.75% Convertible Subordinated Notes due 2023, our $300,000 of 3 1/8% Convertible Notes due 2025 and our $100,000 of Convertible Redeemable Exchangeable Preferred Stock. In addition, we have obligations under operating leases of $58,352. We anticipate capital expenditure requirements of approximately $23,000 to $28,000 in 2007, of which approximately $20,000 related to WebMD.

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

If ACCME concludes that WebMD has not met its revised standards relating to CME, WebMD would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and WebMD may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain WebMD’s status as an accredited ACCME provider as a result of a failure to comply with existing or additional ACCME standards or other requirements could discourage potential sponsors from engaging in CME or education related activities with WebMD, which could have a material adverse effect on its business.

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

ViPS and other potential CMS contractors are currently awaiting an award announcement after responding to a Request for Proposals issued by CMS for a new, indefinite delivery/indefinite quantity (IDIQ), performance-based contracting vehicle named Enterprise Systems Development, or ESD, under which ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next ten (10) years. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced, which could adversely affect ViPS’ financial results.

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

For more information regarding the risks that healthcare regulation creates for our businesses and for EBS, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

We may seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, as well as the availability of financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Similar risks and uncertainties apply to EBSCo’s efforts to make acquisitions or to engage in business combinations.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2007 are $32.2 million.

The $350,000 of 1.75% Convertible Subordinated Notes due 2023 and the $300,000 of 3 1/8% Convertible Notes due 2025 that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex is not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $0.4 million and $0.3 million, during the three month periods ended March 31, 2007 and 2006, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.  Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Emdeon’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill and certain intangible assets in the determination of the deferred tax asset valuation allowance. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

As of May 4, 2007, we implemented new procedures including improved documentation and analysis regarding the reversal pattern of taxable temporary differences between financial and tax reporting. We believe these new procedures enable us to comply with the requirements related to the accounting for deferred tax asset valuation allowances. In so doing, management has remediated the related internal control weakness.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in Emdeon’s internal control over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Emdeon’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Emdeon during the three months ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs(2)	Programs(2)

01/01/07 - 01/31/07	862,633	$12.78	860,996	$77,675,814
02/01/07 - 02/28/07	49,064	$14.67	—	$77,675,814
03/01/07 - 03/31/07	75,409	$14.28	22,853	$77,353,239

Total	987,106	$12.98	883,849	$77,353,239

(1)	Includes 1,637, 49,064 and 52,556 shares withheld from Emdeon Restricted Stock that vested during January 2007, February 2007 and March 2007, respectively, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of Emdeon Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that we announced in December 2006, at which time Emdeon was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

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

Date: May 10, 2007

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