Form 10-Q
period 2007-06-30
HLTH CORP
filed 2007-08-09
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24975

HLTH CORPORATION
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
Yes ☐     No ☑

As of August 6, 2007, there were 181,359,994 shares of
HLTH Common Stock outstanding (including unvested shares of restricted
HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2007

WebMD®, WebMD Health®, CME Circle®, eMedicine®, MedicineNet®, Medscape®, MEDPOR®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Subimo®, Summex®, theheart.org®, The Little Blue Booktm and ViPSsm are among the trademarks of HLTH Corporation or its subsidiaries.

Emdeontm and Emdeon Business Servicestm are among the trademarks of Emdeon Business Services, LLC or its subsidiaries.

Note Regarding Our Name Change

As previously announced, we changed our name from Emdeon Corporation to HLTH Corporation in May 2007. The ticker symbol for our Common Stock, which is listed on the Nasdaq Global Select Market, remains HLTH. In connection with the name change, the CUSIP number for the Registrant’s Common Stock changed to: 40422Y 101. Stockholders were not required to exchange currently outstanding stock certificates for new stock certificates.

We had agreed to change our name in connection with the November 2006 sale of a 52% interest in our Emdeon Business Services segment. In that sale, we transferred our rights to the name “Emdeon” and related intellectual property to Emdeon Business Services. Emdeon Business Services owns and continues to use the Emdeon name and related trademarks.

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

PART I
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$509,969	$614,691
Short-term investments	228,922	34,140
Accounts receivable, net of allowance for doubtful accounts of $1,690 at June 30, 2007 and $1,296 at December 31, 2006	117,045	121,608
Inventory	9,709	9,922
Due from EBS Master LLC	286	30,716
Prepaid expenses and other current assets	62,232	31,871

Total current assets	928,163	842,948
Marketable equity securities	3,166	2,633
Property and equipment, net	74,376	72,040
Goodwill	333,412	337,669
Intangible assets, net	121,260	129,473
Investment in EBS Master LLC	20,820	1,521
Other assets	39,607	65,659

TOTAL ASSETS	$1,520,804	$1,451,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,960	$3,996
Accrued expenses	58,043	113,175
Deferred revenue	100,154	87,438
Liabilities of discontinued operations	55,893	—

Total current liabilities	218,050	204,609
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	32,357	24,179
Minority interest in WHC	111,876	101,860
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2007; 10,000 shares issued and outstanding at December 31, 2006	—	98,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,384,368 shares issued at June 30, 2007; 449,600,747 shares issued at December 31, 2006	46	45
Additional paid-in capital	12,442,859	12,290,126
Treasury stock, at cost; 277,737,447 shares at June 30, 2007; 287,770,823 shares at December 31, 2006	(2,568,966)	(2,585,769)
Accumulated deficit	(9,380,388)	(9,341,985)
Accumulated other comprehensive income	14,970	10,110

Total stockholders’ equity	508,521	372,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,520,804	$1,451,943

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue:
Services	$102,129	$265,606	$200,072	$518,351
Products	27,165	26,025	51,247	50,474

Total revenue	129,294	291,631	251,319	568,825
Cost of operations:
Services	44,129	157,625	88,643	313,984
Products	10,772	11,416	20,687	22,231

Total cost of operations	54,901	169,041	109,330	336,215
Development and engineering	4,767	9,057	9,341	17,921
Sales, marketing, general and administrative	58,340	72,033	118,739	142,213
Depreciation and amortization	11,678	17,221	22,405	33,775
Interest income	10,100	4,433	19,774	8,851
Interest expense	4,619	4,668	9,336	9,359
Other income (expense), net	1,396	(2,347)	4,278	(2,889)

Income from continuing operations before income tax provision	6,485	21,697	6,220	35,304
Income tax provision	2,031	6,288	3,021	10,344
Minority interest in WHC income (loss)	843	(121)	958	(593)
Equity in earnings of EBS Master LLC	7,575	—	14,674	—

Income from continuing operations	11,186	15,530	16,915	25,553
(Loss) income from discontinued operations, net of tax	(56,649)	6,556	(56,676)	12,123

Net (loss) income	$(45,463)	$22,086	$(39,761)	$37,676

Basic (loss) income per common share:
Income from continuing operations	$0.06	$0.05	$0.10	$0.09
(Loss) income from discontinued operations	(0.31)	0.03	(0.32)	0.04

Net (loss) income	$(0.25)	$0.08	$(0.22)	$0.13

Diluted (loss) income per common share:
Income from continuing operations	$0.06	$0.05	$0.09	$0.09
(Loss) income from discontinued operations	(0.30)	0.02	(0.30)	0.04

Net (loss) income	$(0.24)	$0.07	$(0.21)	$0.13

Weighted-average shares outstanding used in computing (loss) income per common share:
Basic	180,219	285,086	178,115	286,141

Diluted	191,032	296,722	188,693	296,107

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net (loss) income	$(39,761)	$37,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	56,676	(12,123)
Depreciation and amortization	22,405	33,775
Minority interest in WHC income (loss)	958	(593)
Equity in earnings of EBS Master LLC	(14,674)	—
Amortization of debt issuance costs	1,447	1,461
Non-cash advertising	2,320	2,794
Non-cash stock-based compensation	18,146	24,009
Deferred income taxes	1,052	1,736
EBS working capital adjustment	(399)	—
Reversal of income tax valuation allowance applied to goodwill	760	4,043
Changes in operating assets and liabilities:
Accounts receivable	4,922	(5,233)
Inventory	272	(138)
Prepaid expenses and other, net	(514)	(3,700)
Accounts payable	(36)	3,980
Accrued expenses and other long-term liabilities	(45,430)	3,572
Deferred revenue	12,716	8,137

Net cash provided by continuing operations	20,860	99,396
Net cash (used in) provided by discontinued operations	(1,880)	15,825

Net cash provided by operating activities	18,980	115,221
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	194,096	398,870
Purchases of available-for-sale securities	(388,942)	(426,470)
Purchases of property and equipment	(12,558)	(27,429)
Cash paid in business combinations, net of cash acquired	—	(84,846)
Proceeds from the sale of EBS	2,898	—
Proceeds from advances to EBS Master LLC	19,730	—
Other changes in equity of discontinued operations	—	15,467

Net cash used in continuing operations	(184,776)	(124,408)
Net cash used in discontinued operations	—	(17,009)

Net cash used in investing activities	(184,776)	(141,417)
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	103,263	30,433
Tax benefit on stock-based awards	457	—
Purchases of treasury stock under repurchase program	(42,906)	(71,843)
Payments of notes payable and other	(101)	(173)

Net cash provided by (used in) financing activities	60,713	(41,583)
Effect of exchange rates on cash	361	479

Net decrease in cash and cash equivalents	(104,722)	(67,300)
Changes in cash of discontinued operations	—	1,184
Cash and cash equivalents at beginning of period	614,691	155,616

Cash and cash equivalents at end of period	$509,969	$89,500

See accompanying notes.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation

Background

HLTH Corporation (“HLTH” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. HLTH’s Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. The Company changed its name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005 in connection with the initial public offering of equity securities of the Company’s subsidiary, WebMD Health Corp (“WHC”). In connection with the November 2006 sale of a 52% interest in the Company’s Emdeon Business Services segment, the Company transferred its rights to the name “Emdeon” and related intellectual property to Emdeon Business Services, and agreed to change its name within six months of the sale of Emdeon Business Services. Accordingly, in May 2007, the Company changed its name to HLTH Corporation.

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of June 30, 2007, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 84.2% of the total outstanding Class A Common Stock and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of June 30, 2007, 96.4% of the combined voting power of WHC’s outstanding Common Stock.

The Company owns 48% of EBS Master LLC (“EBSCo”), which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that comprised the Company’s Emdeon Business Services segment until the Company sold a 52% interest in that business to an affiliate of General Atlantic LLC on November 16, 2006 (“EBS Sale”). “Emdeon Business Services” and “EBS” are used below to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of HLTH.

The Company’s consolidated financial statements for the three and six months ended June 30, 2006 have been restated to correct the previously reported income tax provision which is more fully described in Note 15, “Restatement of Consolidated Financial Statements.”

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of HLTH Corporation and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority-owned WHC. Additionally, the minority stockholders’ proportionate share of the equity in WHC is recorded as minority interest in WHC in the accompanying consolidated balance sheets and the minority stockholders’ proportionate share of net income or net loss is reflected as minority interest in WHC income (loss) in the accompanying consolidated statements of operations.

The Company’s 48% ownership in EBSCo is being accounted for under the equity method since November 16, 2006, the transaction date. Accordingly, prior to the transaction date, the historical results of operations of EBS are reflected in the consolidated results of operations of the Company. See Note 4 for further details.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 3, on September 14, 2006, the Company completed the sale of its Emdeon Practice Services segment (“EPS”). Accordingly, the historical results of EPS have been presented as discontinued operations in the accompanying consolidated financial statements.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, which were included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of short-term and long-term investments, the provision for income taxes and tax contingencies, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors in both the WebMD and Porex segments. Advertising and sponsorship revenue within the WebMD segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is also historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second and third quarter of each calendar year. Porex’s business is also impacted by seasonal factors, primarily in its writing instrument product lines as a result of back-to-school season, which favorably impacts Porex’s revenue during the second quarter.

Net (Loss) Income Per Common Share

Basic (loss) income per common share and diluted (loss) income per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to the participating rights of the Convertible Redeemable Exchangeable Preferred Stock during the periods in which that preferred stock was outstanding. Diluted (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted (loss) income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The impact of WHC’s potentially dilutive securities on the calculation of diluted (loss) income per common share was not material. The following table presents the calculation of basic and diluted (loss) income per common share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Numerator:
Income from continuing operations	$11,186	$15,530	$16,915	$25,553
Convertible redeemable exchangeable preferred stock fee	86	87	174	175

Income from continuing operations — Basic and Diluted	11,272	15,617	17,089	25,728
(Loss) income from discontinued operations, net of tax	(56,649)	6,556	(56,676)	12,123

Net (loss) income — Basic and Diluted	$(45,377)	$22,173	$(39,587)	$37,851

Denominator:
Common stock	169,745	274,448	167,559	275,503
Convertible redeemable exchangeable preferred stock	10,474	10,638	10,556	10,638

Weighted-average shares — Basic	180,219	285,086	178,115	286,141
Employee stock options, restricted stock and warrants	10,813	11,636	10,578	9,966

Adjusted weighted-average shares after assumed conversions — Diluted	191,032	296,722	188,693	296,107

Basic (loss) income per common share:
Income from continuing operations	$0.06	$0.05	$0.10	$0.09
(Loss) income from discontinued operations	(0.31)	0.03	(0.32)	0.04

Net (loss) income	$(0.25)	$0.08	$(0.22)	$0.13

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Diluted (loss) income per common share:
Income from continuing operations	$0.06	$0.05	$0.09	$0.09
(Loss) income from discontinued operations	(0.30)	0.02	(0.30)	0.04

Net (loss) income	$(0.24)	$0.07	$(0.21)	$0.13

The Company has excluded convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted (loss) income per common share because such securities were anti-dilutive during the periods presented. The following table presents the total number of shares that could potentially dilute basic income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Options and warrants	18,297	58,475	19,735	60,926
Convertible notes	42,015	42,015	42,015	42,015

	60,312	100,490	61,750	102,941

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company reduced its existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit in the accompanying consolidated balance sheet. In addition, the Company reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

As of January 1, 2007, the Company had unrecognized income tax benefits of $6,831. If recognized, these benefits would be reflected as a component of the income tax provision. During the six months ended June 30, 2007, the unrecognized income tax benefit was reduced by $716 primarily relating to the settlement of tax audits. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that a reduction in the unrecognized income tax benefits, prior to any annual increase, may occur from $1,100 to $1,300 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2003 and for state and local income tax examinations for years before 2002.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Conversion of Convertible Redeemable Exchangeable Preferred Stock

On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (the “Holder”). On June 26, 2007, the Company notified the Holder that it had elected to redeem all outstanding shares of its Convertible Redeemable Exchangeable Preferred Stock. On June 29, 2007, prior to the date set for the redemption, the Holder converted all of the then outstanding Preferred Stock to Common Stock. In aggregate, 10,000 shares of Preferred Stock were converted to 10,638,297 shares of HLTH Common Stock during the three months ended June 30, 2007. In connection with the conversion of the Preferred Stock to Common Stock, the unamortized portion of the deferred issuance costs related to the Preferred Stock of $1,115 was reflected as a reduction to stockholders’ equity.

3.	Discontinued Operations

On September 14, 2006, the Company completed the sale of EPS to Sage Software, Inc. (“Sage Software”) and, accordingly, the financial information of EPS has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year periods. The Company received net cash proceeds of $521,324, net of professional fees and other expenses associated with the sale of EPS, which does not include $35,000 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. One-third and two-thirds of the amount in escrow are scheduled to be released twelve and eighteen months from the closing date, subject to pending and paid claims, if any, and are included in other current assets in the accompanying consolidated balance sheet as of June 30, 2007. During

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, the Company recorded a gain on disposal of $353,158, net of tax of $33,037. Summarized operating results for the discontinued operations of EPS for the three and six months ended June 30, 2006 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Revenue	$77,272	$152,978

Earnings before taxes	6,754	13,511
Taxes on earnings	198	1,388

Income from discontinued operations, net of tax	$6,556	$12,123

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 13, “Commitments and Contingencies.” In connection with the sale of EPS, the Company agreed to indemnify Sage Software relating to these indemnity obligations. Based on information the Company has recently received related to the Investigation, the Company is now able to determine a reasonable estimate of the range of probable costs with respect to the Company’s indemnification obligation which is approximately $57,800 to $83,000. Accordingly, included in loss from discontinued operations during the three and six months ended June 30, 2007 is a pre-tax charge of $57,800, which represents the Company’s estimate of the low end of the probable range of costs related to this matter. The Company has reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. This estimate includes assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this charge, less payments made prior to June 30, 2007, is reflected as liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2007.

Also included in loss from discontinued operations for the six months ended June 30, 2007 is a charge for equity instruments of the Company that were held by EPS employees, partially offset by an income tax benefit as well as by a reduction of certain sales and use tax contingencies for which the Company indemnified Sage Software, resulting from the expiration of statutes of limitations applicable to certain tax returns.

4.	Emdeon Business Services

Equity Investment in EBSCo

The Company accounts for its 48% investment in EBSCo as an equity investment and records 48% of the earnings of EBSCo as equity in earnings of EBS Master LLC in its accompanying consolidated statement of operations. As of June 30, 2007 and December 31, 2006, the Company’s equity investment in EBSCo was $20,820 and $1,521, respectively, which reflects a difference of $125,452 and $131,180, respectively, between the carrying value and the underlying equity in this investment. The difference between the carrying value and the underlying equity value, as well as the difference between the Company’s equity in earnings of EBS Master LLC and 48% of EBSCo’s net income is principally due to the excess of the fair value of EBSCo’s net assets as adjusted in purchase accounting, over the carryover basis of the Company’s investment in EBSCo, net of the related amortization of a portion of that excess related to amortizable intangible assets. Included in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s equity investment in EBSCo is $3,496, which represents the Company’s share of EBSCo’s unrealized gain on derivative instruments. See Note 11.

The following is summarized financial information of EBSCo for the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Statement of Operations Data:
Revenue	$201,226	$399,635
Cost of operations	94,889	186,074
Net income	8,523	16,799

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

5.	Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues their Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of WHC Class A Common Stock resulted in an aggregate gain to equity of $1,065 and $5,869 during the three and six months ended June 30, 2007, respectively, related to the exercise of stock options and the release of restricted stock awards. As a result, the Company’s ownership in WHC decreased to 84.2% as of June 30, 2007, from 84.6% as of December 31, 2006.

6.	Business Combinations

On December 15, 2006, the Company acquired, through WHC, all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, WHC deferred the issuance of the $26,000 of equity, equal to 640,930 shares of WHC Class A Common Stock (the “Deferred Shares”), until December 2008. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the seller, the remaining 394,422 of these shares will be issued with certainty. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then WHC will pay additional consideration equal to this shortfall, either in the form of WHC Class A Common Stock or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,494 and intangible assets subject to amortization of $12,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $31,948 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of estimated acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $3,692 was recorded. The goodwill recorded will be deductible for tax purposes. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the EBS Sale). The obligation to pay up to $3,000 in earn-out payments was also transferred in connection with the EBS Sale and is no longer an obligation of the Company.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $19,000 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and intangible assets subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

Subimo	$1,725	$(6,900)	$4,701	$12,300	$47,494	$59,320
Medsite	2,469	(13,124)	(826)	11,000	31,948	31,467
IPN	358	—	(143)	—	3,692	3,907
Summex	1,064	(1,173)	—	11,300	19,000	30,191
eMedicine	1,717	(2,612)	(1,004)	6,390	20,704	25,195

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended June 30, 2006 gives effect to the acquisition of Subimo, Medsite, IPN, Summex and eMedicine, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

Six Months Ended
June 30, 2006
(Restated)

Revenue	$585,659
Income from continuing operations	19,962
Net income	32,085
Basic and diluted income per common share:
Income from continuing operations	$0.07

Net income	$0.11

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by EBS during the three and six months ended June 30, 2006 and certain services provided by the Company’s WebMD segment to the Company’s other operating segments during the three and six months ended June 30, 2007 and 2006. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: a working capital adjustment from the sale of 52% of EBS; legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC, income related to the reduction of certain sales and use tax contingencies and advisory expense related to the evaluation, in 2006, by the Company’s Board of Directors of strategic alternatives for EBS.

The Company has aligned its business into four operating segments and one corporate segment as follows:

WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006 and promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

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

HLTH CORPORATION

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

Corporate includes services shared across some or all of the Company’s operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, the Company entered into transition services agreements whereby the Company provides Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides the Company certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to the Company are, in turn, used to fulfill the Company’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee the Company charges to EBSCo and Sage Software, net of the fee the Company pays to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services. The Company charged EBSCo and Sage Software transition service fees of $1,468 and $3,924 for the three and six months ended June 30, 2007, which is net of certain fees the Company pays to EBSCo.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net (loss) income are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006(a)	2007	2006(a)
		(Restated)		(Restated)

Revenue
Emdeon Business Services	$—	$187,858	$—	$370,709
WebMD	78,479	56,612	151,441	106,663
ViPS	25,885	24,845	52,544	48,681
Porex	25,003	22,659	47,712	43,246
Inter-segment eliminations	(73)	(343)	(378)	(474)

	$129,294	$291,631	$251,319	$568,825

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$44,765	$—	$82,972
WebMD	15,155	9,599	27,762	16,126
ViPS	5,094	5,057	9,934	10,215
Porex	7,343	7,045	13,817	12,599
Corporate	(6,483)	(11,495)	(13,214)	(22,633)

	21,109	54,971	38,299	99,279
Interest, taxes, non-cash and other items
Depreciation and amortization	(11,678)	(17,221)	(22,405)	(33,775)
Non-cash stock-based compensation	(8,355)	(12,282)	(18,146)	(24,009)
Non-cash advertising	—	(1,189)	(2,320)	(2,794)
Interest income	10,100	4,433	19,774	8,851
Interest expense	(4,619)	(4,668)	(9,336)	(9,359)
Income tax provision	(2,031)	(6,288)	(3,021)	(10,344)
Minority interest in WHC (income) loss	(843)	121	(958)	593
Equity in earnings of EBS Master LLC	7,575	—	14,674	—
Other (expense) income, net	(72)	(2,347)	354	(2,889)

Income from continuing operations	11,186	15,530	16,915	25,553
(Loss) income from discontinued operations, net of tax	(56,649)	6,556	(56,676)	12,123

Net (loss) income	$(45,463)	$22,086	$(39,761)	$37,676

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through June 30, 2006.

8.	Stock-Based Compensation

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has various stock compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, the Company’s majority owned public subsidiary has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintains an Employee Stock Purchase Plan which provides employees with the ability to buy shares of HLTH Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

The Company had an aggregate of 5,695,389 shares of HLTH Common Stock available for future grants under the Plans as of June 30, 2007. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At June 30, 2007, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the Plans for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2007	63,599,871	$14.04
Granted	140,000	12.58
Exercised	(9,842,720)	10.04
Cancelled	(3,344,203)	25.29

Outstanding at June 30, 2007	50,552,948	$14.18	4.3	$113,746

Vested and exercisable at the end of the period	40,683,599	$15.26	3.4	$71,504

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on June 29, 2007, the last trading day in June, which was $14.01 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 29, 2007.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of HLTH’s Common Stock combined with historical volatility of HLTH’s Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Six Months Ended June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.31	0.38
Risk free interest rate	4.76%	4.56%
Expected term (years)	3.94	4.46
Weighted average fair value of options granted during the period	$3.95	$3.47

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock during the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2007	2,300,846	$10.44
Vested	(442,286)	8.92
Forfeited	(89,001)	9.46

Balance at June 30, 2007	1,769,559	$10.87

Proceeds received from the exercise of options to purchase HLTH Common Stock were $38,146 and $98,814 during the three and six months ended June 30, 2007, respectively, and $18,391 and $29,743 for the three and six months ended June 30, 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $13,811 and $50,932 during the three and six months ended June 30, 2007, respectively, and $10,272 and $18,860 for the three and six months ended June 30, 2006, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 1,137,204 shares of Class A Common Stock available for grant under the WebMD Plans as of June 30, 2007.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are generally at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	495,100	48.26
Exercised	(252,404)	22.67
Cancelled	(342,275)	28.48

Outstanding at June 30, 2007	5,302,204	$25.62	8.6	$115,045

Vested and exercisable at the end of the period	669,764	$20.33	8.3	$17,907

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on June 29, 2007, the last trading day in June, which was $47.07, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 29, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data of WHC employees who were previously granted HLTH stock options. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Six Months
	Ended June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.47	0.60
Risk free interest rate	4.73%	4.79%
Expected term (years)	3.36	3.26
Weighted average fair value of options granted during the period	$18.64	$16.79

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock during the six months ended June 30, 2007:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2007	441,683	$25.49
Granted	31,700	49.78
Vested	(14,487)	39.01
Forfeited	(53,000)	25.24

Balance at June 30, 2007	405,896	$26.94

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $1,265 and $5,723 for the three and six months ended June 30, 2007. There were no exercises of options to purchase WHC Class A Common Stock during the three and six months ended June 30, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $2,045 and $7,088 for the three and six months ended June 30, 2007, respectively, and $11 during the three and six months ended June 30, 2006.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of June 30, 2007, a total of 8,110,362 shares of the Company’s common stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 34,610 and 167,142 shares issued under the ESPP during the three and six months ended June 30, 2007 and 2006, respectively.

Other

At the time of the WHC initial public offering and subsequently on the first anniversary, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended June 30, 2007 and 2006 and $170 during the six months ended June 30, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded $279 and $536 of stock-based compensation expense during the three and six months ended June 30, 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

HLTH Plans:
Stock options	$2,993	$5,833	$6,249	$11,609
Restricted stock	1,104	1,061	3,126	2,112
WebMD Plans:
Stock options	3,272	4,941	7,292	9,387
Restricted stock	777	1,030	1,609	1,989
Employee Stock Purchase Plan	44	150	85	295
Other	364	85	706	170

Total stock-based compensation expense	$8,554	$13,100	$19,067	$25,562

Included in:
Cost of operations	$1,040	$3,385	$2,650	$6,342
Development and engineering	74	270	136	568
Sales, marketing, general and administrative	7,241	8,627	15,360	17,099
Equity in earnings of EBS Master LLC	210	—	798	—

Income from continuing operations	8,565	12,282	18,944	24,009
(Loss) income from discontinued operations, net of tax	(11)	818	123	1,553

Total stock-based compensation expense	$8,554	$13,100	$19,067	$25,562

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards because a valuation allowance was maintained for substantially all net deferred tax assets. As of June 30, 2007, $30,766 and $43,039 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.21 years and 1.67 years related to the HLTH Plans and the WebMD Plans, respectively.

9.	Stockholders’ Equity

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of HLTH’s Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of June 30, 2007, the Company had repurchased 3,949,970 shares at an aggregate cost of approximately $54,230 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

10.	Investments

As of June 30, 2007 and December 31, 2006, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, asset backed securities and money market funds and marketable equity securities consisted of equity investments in publicly traded companies. All

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	June 30, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$509,969	$509,969	$614,691	$614,691
Short-term investments	228,922	228,922	34,140	34,140
Marketable securities — long term	1,474	3,166	1,474	2,633

11.	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments and certain changes in equity that are excluded from net (loss) income (such as changes in unrealized holding losses or gains on available-for-sale marketable securities and 48% of the comprehensive income of EBSCo, the Company’s equity investment). The following table presents the components of other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Foreign currency translation gains	$400	$1,062	$837	$1,378
Unrealized holding gains (losses)	624	(991)	534	(1,241)
Comprehensive income of EBS Master LLC	3,496	—	3,489	—

Other comprehensive income	4,520	71	4,860	137

Net (loss) income	(45,463)	22,086	(39,761)	37,676

Comprehensive (loss) income	$(40,943)	$22,157	$(34,901)	$37,813

Included in comprehensive income of EBS Master LLC is the Company’s share of unrealized gain on a derivative instrustment that EBSCo entered into to hedge the risk of changes in fair value of their fixed-rate debt attributable to changes in interest rates.

The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Accumulated other comprehensive income includes the following:

	June 30, 2007	December 31, 2006

Unrealized gains on securities	$1,693	$1,159
Foreign currency translation gains	9,788	8,951
Comprehensive income of EBS Master LLC	3,489	—

Total accumulated other comprehensive income	$14,970	$10,110

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the six months ended June 30, 2007 are as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2006	$681,612	$100,669	$71,253	$42,441	$895,975
Acquisitions during the period	3,692	122,782	—	—	126,474
Contingent consideration for prior period acquisitions	(1,913)	—	—	—	(1,913)
Tax reversals	(40,522)	(1,636)	—	(298)	(42,456)
Adjustments to finalize purchase price allocations	—	1,669	—	—	1,669
Sale of EBS	(642,869)	—	—	—	(642,869)
Effects of exchange rates	—	—	—	789	789

Balance as of January 1, 2007	—	223,484	71,253	42,932	337,669
Tax reversals (a)	—	(760)	—	—	(760)
Adjustments to finalize purchase price allocations	—	(3,619)	—	—	(3,619)
Effects of exchange rates	—	—	—	122	122

Balance as of June 30, 2007	$—	$219,105	$71,253	$43,054	$333,412

(a)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowance that was originally established in connection with the purchase accounting of prior acquisitions.

Intangible assets subject to amortization consist of the following:

	June 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Customer relationships	$73,190	$(16,390)	$56,800	10.7	$68,168	$(13,300)	$54,868	11.1
Technology and patents	79,221	(33,362)	45,859	18.2	79,221	(27,453)	51,768	17.1
Trade names	18,216	(5,337)	12,879	7.5	18,216	(4,443)	13,773	8.0
Non-compete agreements, content and other	16,154	(10,432)	5,722	2.1	17,054	(7,990)	9,064	2.6

Total	$186,781	$(65,521)	$121,260	12.8	$182,659	$(53,186)	$129,473	12.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $6,218 and $12,330 for the three and six months ended June 30, 2007, respectively, and $9,194 and $18,230 for the three and six months ended June 30, 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31, 2007 (July 1st to December 31st).	$12,336
2008	21,309
2009	15,284
2010	7,931
2011	7,058
Thereafter	57,342

13.	Commitments and Contingencies

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now nine former officers and directors of EPS. During the three months ended June 30, 2007, the Company recorded a pre-tax charge of $57,800, related to its estimated liability with respect to these indemnity obligations. See Note 3 for a more detailed discussion regarding this charge.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against nine insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). Below, this litigation is referred to as the “Coverage Litigation.” The Policies were issued to the Company and to EPS, a former subsidiary of the Company, which is a co-plaintiff with the Company in the Coverage Litigation (collectively, the “Plaintiffs”). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (“SSHI”).

The Plaintiffs in the Coverage Litigation are seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 13. In connection with the Company’s sale of EPS to Sage Software, the Company retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. The Company retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with certain insurers having agreed to provide specified amounts of coverage before the coverage provided by other insurers at higher layers is available. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000 (the “Synetic Policies”). To date, $9,543 has been paid by insurance companies representing the first two of the four total layers of insurance coverage under the EPS Policies, and $6,414 has been paid by the insurance company representing the primary layer of insurance coverage under the Synetic Policies, in each case subject to reservations of rights. The Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on his behalf.

The Company believes that the Defendants are required to advance and/or reimburse amounts that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of the indicted individuals (and the Company has in fact been reimbursed, subject to reservations of rights, by

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other insurance companies who have issued policies in the same groups of policies as the Defendants). However, there can be no assurance that the Company will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Dakota Imaging, Inc. v. Sandeep Goel and Pradeep Goel

In April 2004, the Company, through its EBS segment, acquired Dakota Imaging, Inc. (“Dakota”). On April 6, 2005, Dakota, then a subsidiary of the Company, terminated for cause the employment of its President, Sandeep Goel, and its Chief Operating Officer/Chief Technology Officer, Pradeep Goel. On the same day, Dakota filed suit against the Goels in the Court of Chancery in Delaware for breach of their employment agreements. The Goels removed the case to the United States District Court for the District of Delaware and filed counterclaims against Dakota, Envoy Corporation (“Envoy”) (then another subsidiary of the Company), and the Company. The counterclaims sought approximately $25,000 in damages as a result of the alleged improper interference with the Goel’s right to receive contingent earnout payments under the merger agreement pursuant to which Envoy acquired Dakota and for breach of their employment agreements. Dakota, Envoy and the Company all filed motions to dismiss the counterclaims. Envoy also initiated an arbitration pursuant to the merger agreement to determine that the former stockholders of Dakota were not entitled to any contingent payments for the first year of the earnout period. In December 2006, the arbitrator issued a written decision in favor of Envoy, determining that the Goels were not entitled to any first year earnout payment. In connection with the EBS Sale, the Company agreed to indemnify EBSCo with respect to this matter.

Pursuant to a settlement agreement dated May 21, 2007, the parties settled all disputes between the Company and Dakota on the one hand and the Goels and the other former stockholders of Dakota on the other, without payment by either party; each party provided a general release to the other and the lawsuit was dismissed.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia.

On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Superior Court granted a motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. On June 25, 2007, the Georgia Supreme Court denied the defendants’ petition for certiorari. On or about July 31, 2007, the Georgia Court of Appeals formally returned the case to the Superior Court for further proceedings.

Porex is continuing to seek to vigorously enforce its rights in this litigation.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

As previously disclosed, seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon Corporation) in the United States District Court for the Southern District of New York in the summer and fall of 2001. Three of these suits also named the Company and certain of its former officers and directors as defendants. These suits were filed in the wake of reports of governmental investigations of the underwriters’ practices in the distribution of shares in certain initial public offerings. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

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

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including the Company), the affected insurance companies, and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers, and the plaintiffs. The settlement called for the participating issuers’ insurers jointly to guarantee that plaintiffs recover a certain amount in the IPO litigation and certain related litigation from the underwriters and other non-settling defendants. Accordingly, in the event the guarantee became payable, the agreement called for the Company’s insurance carriers, not the Company, to pay the Company’s pro rata share.

The Company, and virtually all of the approximately 260 other issuer defendants who were eligible to participate, elected to participate in the settlement. Although the Company believed that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, were without merit, the Company believed that the settlement is beneficial to the Company because it would have reduced the time, expense and risks of further litigation, particularly since virtually all the other issuer defendants elected to participate and the Company’s insurance carriers strongly supported the settlement.

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On February 15, 2005, the court certified the proposed settlement class and preliminarily approved the settlement, subject to certain modifications, to which the parties agreed. On April 24, 2006, the court held a hearing for final approval of the settlement.

On December 5, 2006, in response to an appeal by the underwriter defendants, the United States Court of Appeals for the Second Circuit reversed the district court’s certification of the classes in six related “focus cases” dealing with the offerings of other issuers. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing. In the view of counsel for the issuers and the insurance carriers and the district court, the definition of the proposed settlement class embodied in the settlement was inconsistent with the Second Circuit’s ruling on class certification in the focus cases. Accordingly, the parties to the previously-negotiated settlement agreement terminated the settlement agreement. On June 28, 2007, the court entered a Stipulation and Order terminating the settlement.

The plaintiffs are scheduled to file amended complaints in mid-August, in which they are expected to propose a new class definition, and to file a motion for class certification on September 27, 2007. Briefing on

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the motion for class certification is scheduled to be completed on February 15, 2008. At this point, it is impossible to determine whether a class will be certified.

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

14. Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Transition service fees (a)	$1,468	$—	$3,924	$—
Gain on sale of EBS (b)	—	—	399	—
Reduction of tax contingencies (c)	399	—	746	—
Legal expense (d)	(471)	(275)	(791)	(817)
Advisory expense (e)	—	(2,072)	—	(2,072)

Other income (expense), net	$1,396	$(2,347)	$4,278	$(2,889)

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements. See Note 7.

(b)	Represents a gain recognized in connection with the working capital adjustment associated with the EBS Sale on November 16, 2006.

(c)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(d)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(e)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services, related to the EBS Sale.

15.	Restatement of Consolidated Financial Statements

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The error resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the amount of $1,052 and $1,736 in the Company’s unaudited financial statements for the three and six months ended June 30, 2006, respectively. Additionally, as a portion of the adjustment to deferred income tax expense related to WHC, the Company has also adjusted the minority interest in WHC. The net impact to the Company’s net income, after adjusting for the minority interest, was $1,095 and $1,936 in the aggregate during the three and six months ended June 30, 2006, respectively. The correction had no effect on the Company’s revenues, total assets, cash flows or liquidity during these periods and no effect on the Company’s pre-tax operating results, other than the effect on minority interest. The Company believes that there will be no effect on its debt agreements or other contractual obligations as a result of this error.

The effects of this change on the consolidated statement of operations and cash flows for the three and six months ended June 30, 2006 are summarized as follows:

	Consolidated Statement of Operations
	As Previously
	Reported(a)	Adjustments	Restated

Three Months Ended June 30, 2006:
Income tax provision	$5,236	$1,052	$6,288
Minority interest in WHC income (loss)	(164)	43	(121)
Income from continuing operations	16,625	(1,095)	15,530
Net income	23,181	(1,095)	22,086
Basic income per common share:
Income from continuing operations	$0.06	$(0.01)	$0.05
Income from discontinued operations	0.02	0.01	0.03

Net income	$0.08	$—	$0.08

Diluted income per common share:
Income from continuing operations	$0.06	$(0.01)	$0.05
Income from discontinued operations	0.02	—	0.02

Net income	$0.08	$(0.01)	$0.07

Six Months Ended June 30, 2006:
Income tax provision	$8,608	$1,736	$10,344
Minority interest in WHC income (loss)	(793)	200	(593)
Income from continuing operations	27,489	(1,936)	25,553
Net income	39,612	(1,936)	37,676
Basic income per common share:
Income from continuing operations	$0.10	$(0.01)	$0.09
Income from discontinued operations	0.04	—	0.04

Net income	$0.14	$(0.01)	$0.13

Diluted income per common share:
Income from continuing operations	$0.09	$—	$0.09
Income from discontinued operations	0.04	—	0.04

Net income	$0.13	$—	$0.13

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statement of Cash Flows
	As Previously
	Reported(a)	Adjustments	Restated

Six Months Ended June 30, 2006:
Net income	$39,612	$(1,936)	$37,676
Minority interest in WHC income (loss)	(793)	200	(593)
Deferred income taxes	—	1,736	1,736

(a)	Reflects presentation of EPS as a discontinued operation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.

The information for the three and six months ended June 30, 2006 has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in Note 15, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition.

Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, background information on certain trends and strategies and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of June 30, 2007.

•	Factors That May Effect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

HLTH Corporation (which we refer to as HLTH) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005 in

connection with the initial public offering of equity securities of WebMD Health Corp (which we refer to as WHC). In connection with the November 2006 sale of a 52% interest in our Emdeon Business Services segment, we transferred our rights to the name “Emdeon” and related intellectual property to Emdeon Business Services, and agreed to change our name within six months of the sale of EBS. Accordingly, in May 2007, Emdeon Corporation changed its name to HLTH Corporation.

On September 14, 2006, we completed the sale of our Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as Sage Software). We refer to this transaction in this MD&A as the EPS Sale. Accordingly, the results of EPS have been presented as discontinued operations in our consolidated financial statements for the three and six months ended June 30, 2006, as well as for the three and six months ended June 30, 2007.

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

Operating Segments

We have aligned our business into four operating segments and one corporate segment. The following is a description of each of our operating segments and our corporate segment:

•	WebMD. WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex Corporation (which we refer to as Summex) on June 13, 2006 and promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite, Inc. (which we refer to as Medsite) on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

•	ViPS (formerly a business unit of EBS). ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s

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

•	Emdeon Business Services. EBS provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results.

•	Corporate. The Corporate segment provides shared services across some or all of our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, we entered into transition services agreements whereby we provide Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services.

Recent Developments

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against nine insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We refer to this litigation below as the Coverage Litigation. The Policies were issued to our company and to EPS, our former subsidiary which is our co-plaintiff in the Coverage Litigation (which we refer to collectively as the Plaintiffs). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (which we refer to as SSHI).

The Plaintiffs in the Coverage Litigation are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 13, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. In connection with our sale of EPS to Sage Software, we retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. We retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with certain insurers having agreed to provide specified amounts of coverage before the coverage provided by other insurers at higher layers is available. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000 (which we refer to as the Synetic Policies). To date, $9,543 has been paid by insurance companies representing the first two of the four total layers of insurance coverage under the EPS Policies, and $6,414 has been paid by the insurance company representing the primary layer of insurance coverage under the Synetic Policies, in each case subject to reservations of rights. Our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by our company. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on his behalf.

We believe that the Defendants are required to advance and/or reimburse amounts that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of the indicted individuals (and we have in fact been reimbursed, subject to reservations of rights, by other insurance companies who have issued policies in the same groups of policies as the Defendants). However, there can be no assurance that we will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. Based on information we have recently received related to the Investigation, we are now able to determine a reasonable estimate of the range of probable costs with respect to our indemnification obligation which is approximately $57,800 to $83,000. Accordingly, included in loss from discontinued operations during the three and six months ended June 30, 2007 is a pre-tax charge of $57,800, which represents our estimate of the low end of the probable range of cost related to this matter. We have reserved the low end of the probable range of cost because no estimate within the range was a better estimate than any other amount. This estimate includes assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods.

Conversion of Convertible Redeemable Exchangeable Preferred Stock.  During the three months ended June 30, 2007, all of the outstanding shares of our Convertible Redeemable Exchangeable Preferred Stock were converted by CalPERS/PCG Corporate Partners, LLC, the sole holder, into an aggregate of 10,628,297 shares of HLTH Common Stock, based on the conversion price of $9.40 per share of common stock.

Background Information on Certain Trends and Strategies

Use of the Internet by Consumers and Physicians.  The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of WebMD’s advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. We expect that this increasing awareness will result in increasing demand for WebMD’s services.

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that WebMD will be able to attract more employers and health plans to use its private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online, telephonic and paper-based services. We believe that WebMD is well positioned to benefit from these trends because WebMD’s private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

Changes in CMS Contracting Process.  ViPS and other potential CMS contractors are currently awaiting an award announcement after responding to a Request for Proposals issued by The Centers for Medicare & Medicaid Services, or CMS, for a new indefinite delivery/indefinite quantity or IDIQ, performance-based-contracting vehicle named Enterprise Systems Development, or ESD. Under this announcement, ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next 10 years. Accordingly, there will be fewer companies awarded prime contracts, and those that are selected are likely to receive broader contracts than those made under the PITS contracting vehicle. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced.

Seasonality

The timing of our revenue is affected by seasonal factors in both the WebMD and Porex segments. Advertising and sponsorship revenue within the WebMD segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is also historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in the second and third quarter of each calendar year. Porex’s business is also impacted by seasonal factors, primarily in its writing instrument product lines as a result of back-to-school season, which favorably impacts Porex’s revenue during the second quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of HLTH’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software and Web site development costs, inventory valuation, prepaid advertising services, certain accrued expenses, contingencies, litigation and related legal accurals and the value attributed to employee stock options and other stock-based awards.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue — Our revenue recognition policies for each reportable operating segment are as follows:

WebMD.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of healthcare management tools and private portals, as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

ViPS.  ViPS generates revenue by licensing data warehousing and decision support software and providing related support and maintenance for that software, and by providing information technology consulting services to payers, including governmental payers. We charge healthcare payers annual license fees, which are typically based on the number of covered members, for use of our software and provide business and information technology consulting services to them on a time and materials basis and a fixed fee basis. The professional consulting services we provide to certain governmental agencies are typically billed on a cost-plus fee structure. Data warehousing and decision support software and the related support and maintenance agreements are generally sold as bundled time-based license agreements and, accordingly, the revenue for both the software and related support and maintenance is recognized ratably over the term of the license and maintenance agreement. Revenue for consulting services is recognized as the services are provided.

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

Emdeon Business Services.  Through the date of the EBS Sale on November 16, 2006, healthcare payers and providers paid us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also paid us fees for document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. Revenue for transaction services, patient statement services and paid-claims communication services was recognized as the services were provided. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006.

•	Investments — Our investments, at June 30, 2007, consisted principally of certificates of deposit, auction rate securities, money market funds and asset backed securities. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues their Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three and six months ended June 30, 2007, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $1,065 and $5,869 during the three and six months ended June 30, 2007 and our ownership in WHC decreased to 84.2%, as of June 30, 2007, from 84.6%, as of December 31, 2006. We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Equity Investment in EBSCo — We account for our equity investment in EBSCo in accordance with Accounting Principles Board (which we refer to as APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (which we refer to as APB 18), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. We believe our equity investment in EBSCo meets these criteria. We assess the recoverability of the carrying value of our investment whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. Factors indicating a decline in value that is deemed to be other-than-temporary include the lack of intent and our inability to retain the investment until any anticipated recovery in the carrying amount of the investment, or the inability of the investment to sustain an earnings capacity which would justify the carrying amount. As of June 30, 2007, the current fair value of our equity investment in EBSCo exceeds its carrying amount of $20,820.

•	Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued Statement of Financial Accounting Standard (which we refer to as SFAS) No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006, and elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase HLTH Common Stock is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH’s Common Stock. The expected volatility for stock options to purchase WHC Class A Common Stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies.

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $1.2 billion, which expire at varying dates from 2011 through 2026. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of June 30, 2007, a valuation allowance has been provided against all domestic net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of our net operating losses. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties were $1,135.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (which we refer to as FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, we reduced the existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit. In addition, we reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
			(Restated)				(Restated)

Revenue	$129,294	100.0	$291,631	100.0	$251,319	100.0	$568,825	100.0
Costs and expenses:
Cost of operations	54,901	42.5	169,041	58.0	109,330	43.5	336,215	59.1
Development and engineering	4,767	3.7	9,057	3.1	9,341	3.7	17,921	3.2
Sales, marketing, general and administrative	58,340	45.1	72,033	24.7	118,739	47.3	142,213	25.1
Depreciation and amortization	11,678	9.0	17,221	5.9	22,405	8.9	33,775	5.9
Interest income	10,100	7.8	4,433	1.5	19,774	7.9	8,851	1.6
Interest expense	4,619	3.6	4,668	1.6	9,336	3.7	9,359	1.6
Other income (expense), net	1,396	1.1	(2,347)	(0.8)	4,278	1.7	(2,889)	(0.5)

Income from continuing operations before income tax provision	6,485	5.0	21,697	7.4	6,220	2.5	35,304	6.2
Income tax provision	2,031	1.5	6,288	2.1	3,021	1.2	10,344	1.8
Minority interest in WHC income (loss)	843	0.7	(121)	—	958	0.4	(593)	(0.1)
Equity in earnings of EBS Master LLC	7,575	5.9	—	—	14,674	5.8	—	—

Income from continuing operations	11,186	8.7	15,530	5.3	16,915	6.7	25,553	4.5
(Loss) income from discontinued operations, net of tax	(56,649)	(43.9)	6,556	2.3	(56,676)	(22.5)	12,123	2.1

Net (loss) income	$(45,463)	(35.2)	$22,086	7.6	$(39,761)	(15.8)	$37,676	6.6

Revenue is currently derived from our three business segments: WebMD, ViPS and Porex, and was derived through our EBS segment through the date of the EBS Sale on November 16, 2006. WebMD services include: advertising, sponsorship, CME, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, advertisements in WebMD the Magazine and from in-person CME programs in 2006. In-person CME services were no longer offered by WebMD as of December 31, 2006. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets. EBS, which was a segment through November 16, 2006, the date of the EBS Sale, provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

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

Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash stock-based compensation expense. Non-cash stock-based compensation reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The following table summarizes the non-cash stock-based compensation expense included in cost of operations, development and engineering, and sales, marketing, general and administrative expense for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Non-cash stock-based compensation expense included in:
Cost of operations	$1,040	$3,385	$2,650	$6,342
Development and engineering	74	270	136	568
Sales, marketing, general and administrative	7,241	8,627	15,360	17,099

Total	$8,355	$12,282	$18,146	$24,009

•	Non-cash advertising expense. Expense related to the use of WHC’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments HLTH issued in connection with an agreement HLTH entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WHC utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales, marketing, general and administrative expense when WHC uses the asset for promotion of WHC’s brand.

The following discussion of our operating results reflects the reclassification of EPS as a discontinued operation in the prior year periods, as a result of the EPS Sale that was completed on September 14, 2006. In addition, our operating results reflect an increase in revenue and an offsetting increase to expenses, primarily within cost of operations, of $14,021 and $27,802 for the three and six months ended June 30, 2006 related to the intercompany activity between EPS and our other operating segments, primarily EBS. This intercompany activity was primarily comprised of print-and-mail services (including postage) and electronic data interchange (which we refer to as EDI) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as a discontinued operation.

In contrast to the EPS Sale, the EBS Sale did not result in the accounting for EBS as a discontinued operation, because the EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements for the three and six months ended June 30, 2006. Subsequent to the EBS Sale on November 16, 2006, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for the three and six months ended June 30, 2007, as well as the EBS segment results for these periods, are presented on a basis that makes the operating results for the three and six months ended June 30, 2006 not directly comparable to the operating results for the three and six months ended June 30, 2007. In the discussion of our consolidated operating results below, in addition to noting the effect of the EBS Sale (which is relatively large as compared to all other differences between the periods), we have provided comparative information on items that reflect trends in our operating results based on their materiality to our consolidated operating results for the three and six months ended June 30, 2007. Our WebMD, ViPS and Porex segment results were not affected by the EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

Revenue

Revenue for the three months ended June 30, 2007 was $129,294, compared to $291,631 in the prior year period. Revenue decreased by $162,337 primarily as a result of the EBS Sale, which was responsible for $187,858 of the decrease. Partially offsetting the impact of the EBS Sale was higher revenue in our WebMD, Porex and ViPS segments in the amount of $21,867, $2,344 and $1,040.

Revenue for the six months ended June 30, 2007 was $251,319, compared to $568,825 in the prior year period. Revenue decreased by $317,506 primarily as a result of the EBS Sale, which was responsible for $370,709 of the decrease. Partially offsetting the impact of the EBS Sale was higher revenue in our WebMD, Porex and ViPS segments in the amount of $44,778, $4,466 and $3,863.

Costs and Expenses

Cost of Operations.  Cost of operations was $54,901 and $109,330 for the three and six months ended June 30, 2007, compared to $169,041 and $336,215 in the prior year periods. Our cost of operations represented 42.5% and 43.5% of revenue for the three and six months ended June 30, 2007, compared to 58.0% and 59.1% in the prior year periods. Included in cost of operations are non-cash expenses related to stock-based compensation of $1,040 and $2,650 for the three and six months ended June 30, 2007, compared to $3,385 and $6,342 in the prior year periods. The decrease in non-cash stock-based compensation expense is primarily due to the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption date of SFAS 123R, including the WebMD options and restricted stock granted at the time of the initial public offering, as well as non-cash stock-based compensation expense related to EBS employees, which was included in the prior year periods.

Cost of operations, excluding the non-cash stock-based compensation expenses discussed above, was $53,861 and $106,680, or 41.7% and 42.4% of revenue, for the three and six months ended June 30, 2007, compared to $165,656 and $329,873, or 56.8% and 58.0% of revenue, in the prior year periods. The decrease in cost of operations excluding non-cash stock-based compensation expenses, as a percentage of revenue, was primarily due to the EBS Sale, as EBS services and products had lower gross margins than our other operations.

Development and Engineering.  Development and engineering expense was $4,767 and $9,341 for the three and six months ended June 30, 2007, compared to $9,057 and $17,921 in the prior year periods. Our development and engineering expenses represented 3.7% of revenue for the three and six months ended June 30, 2007, compared to 3.1% and 3.2% in the prior year periods. The decrease in development and engineering expense, was primarily due to the EBS Sale.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $58,340 and $118,739 for the three and six months ended June 30, 2007, compared to $72,033 and $142,213 in the prior year periods. Our sales, marketing, general and administrative expenses represented 45.1% and 47.3% of revenue for the three and six months ended June 30, 2007, compared to 24.7% and 25.1% in the prior year periods. Non-cash expenses related to advertising expense were $0 and $2,320 for the three and six months ended June 30, 2007, compared to $1,189 and $2,794 for the three and six months ended June 30, 2006. This decrease was due to lower utilization of our prepaid advertising inventory. Non-cash stock-based compensation was $7,241 and $15,360 for the three and six months ended June 30, 2007, compared to $8,627 and $17,099 in the prior year periods. The decrease in non-cash stock-based compensation was due to the non-cash stock-based compensation expense related to EBS employees, which was included in the prior year periods, and the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption of SFAS 123R, including the WebMD options and restricted stock granted at the time of the initial public offering. These decreases were partially offset by additional non-cash stock-based compensation expense related to options granted in 2006.

Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $51,099 and $101,059, or 39.5% and 40.2% of revenue, for the three and six months ended June 30, 2007, compared to $62,217 and $122,320, or 21.3% and 21.5% of revenue, in the prior year periods. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was primarily due to the EBS Sale, as EBS had lower sales, marketing, general and administrative expenses as a percentage of revenue than our other operations. Also contributing to the fluctuation in sales, marketing, general and administrative expense, in dollars, is higher personnel related costs within our WebMD segment which is attributed to the increased revenue within our WebMD segment discussed above, as well as increased expenses within our WebMD segment related to recent acquisitions that were not included, or only partially included in the prior year periods. Additionally, our shared service costs and other corporate expenses were lower for the three and six months ended June 30, 2007, as compared to the prior year periods, as a result of lower shared service costs for our EBS and EPS operations due to the EBS Sale and EPS Sale.

Depreciation and Amortization.  Depreciation and amortization expense was $11,678 and $22,405, or 9.0% and 8.9% of revenue, for the three and six months ended June 30, 2007, compared to $17,221 and $33,775, or 5.9% of revenue for the three and six months ended June 30, 2006. The decrease in depreciation and amortization expense was primarily due to the EBS Sale. Partially offsetting this decrease to depreciation and amortization expense for the three and six months June 30, 2007, were WebMD’s recent acquisitions and capital improvements within our WebMD segment, which resulted in additional depreciation and amortization expense for the three and six months ended June 30, 2007, as compared to the prior year periods.

Interest Income.  Interest income increased to $10,100 and $19,774 for the three and six months ended June 30, 2007, from $4,433 and $8,851 in the prior year periods. The increase was due to higher average investment balances and higher rates of return for the three and six months ended June 30, 2007, as compared to the prior year periods.

Interest Expense.  Interest expense of $4,619 and $9,336 for the three and six months ended June 30, 2007 was consistent with interest expense of $4,668 and $9,359 for the three and six months ended June 30, 2006. Interest expense for both the three and six months ended June 30, 2007 and 2006 is primarily related to the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Other Income (Expense), Net.  For the three and six months ended June 30, 2007, other income, net, was $1,396 and $4,278, compared to other expense of $2,347 and $2,889 in the prior year periods. Other income, net for the three and six months ended June 30, 2007 includes transition services income of $1,468 and $3,924 related to the services we provide to EBSCo and Sage Software, net of services EBSCo provides to us, related to each of their respective transition services agreements, and $399 and $746 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. Other expense of $2,072 for the three and six months ended June 30, 2006 includes advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternative for our former EBS segment. Also included in other income (expense), net was $471 and $791 for the three and six months ended June 30, 2007 and $275 and $817 for the three and six months ended June 30, 2006, consisted of external legal costs and expenses incurred by our company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Income Tax Provision.  The income tax provision of $2,031 and $3,021 for the three and six months ended June 30, 2007 and $6,288 and $10,344 for the three and six months ended June 30, 2006, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating loss carryforwards to offset that income. Additionally, included in the income tax provision is deferred tax expense related to a portion of our goodwill that is deductible for tax purposes, as well as deferred tax expense, which has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations or established through equity.

Minority Interest in WHC Income (Loss).  Minority interest expense of $843 and $958 for the three and six months ended June 30, 2007, compared to minority interest income of $121 and $593 for the prior year periods, represents the minority stockholders’ proportionate share of income or loss for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders ownership percentage of WHC was 15.8% as of June 30, 2007, compared to 14.2% as of June 30, 2006.

(Loss) Income from Discontinued Operations, Net of Tax.  Loss from discontinued operations for the three and six months ended June 30, 2007 of $56,649 and $56,676 includes a pre-tax charge of approximately $57,800, related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina. For a description of this matter, see “— Recent Developments.” For the three and six months ended June 30, 2006, income from discontinued operations represents EPS’ net operating results of $6,556 and $12,123.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other income items: a working capital adjustment from the sale of 52% interest of EBS; legal expenses which reflect costs and expenses incurred by our company related to the investigation by the United States Attorney for the District of South Carolina and the SEC, income related to the reduction of certain sales and use tax contingencies and advisory expense related to the evaluation, in 2006, by our Board of Directors of strategic alternatives for EBS. Inter-segment revenue primarily represents printing services provided by EBS during the three and six months ended June 30, 2006 and certain services provided by our WebMD segment to our other operating segments during the three and six months ended June 30, 2007 and 2006.

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net (loss) income are presented below:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006(a)	2007	2006(a)
		(Restated)		(Restated)

Revenue
Emdeon Business Services	$—	$187,858	$—	$370,709
WebMD	78,479	56,612	151,441	106,663
ViPS	25,885	24,845	52,544	48,681
Porex	25,003	22,659	47,712	43,246
Inter-segment eliminations	(73)	(343)	(378)	(474)

	$129,294	$291,631	$251,319	$568,825

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$44,765	$—	$82,972
WebMD	15,155	9,599	27,762	16,126
ViPS	5,094	5,057	9,934	10,215
Porex	7,343	7,045	13,817	12,599
Corporate	(6,483)	(11,495)	(13,214)	(22,633)

	21,109	54,971	38,299	99,279
Interest, taxes, non-cash and other items
Depreciation and amortization	(11,678)	(17,221)	(22,405)	(33,775)
Non-cash stock-based compensation	(8,355)	(12,282)	(18,146)	(24,009)
Non-cash advertising	—	(1,189)	(2,320)	(2,794)
Interest income	10,100	4,433	19,774	8,851
Interest expense	(4,619)	(4,668)	(9,336)	(9,359)
Income tax provision	(2,031)	(6,288)	(3,021)	(10,344)
Minority interest in WHC (income) loss	(843)	121	(958)	593
Equity in earnings of EBS Master LLC	7,575	—	14,674	—
Other (expense) income, net	(72)	(2,347)	354	(2,889)

Income from continuing operations	11,186	15,530	16,915	25,553
(Loss) income from discontinued operations, net of tax	(56,649)	6,556	(56,676)	12,123

Net (loss) income	$(45,463)	$22,086	$(39,761)	$37,676

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through June 30, 2006.

The following discussion is a comparison of the results of operations for each of our operating segments and our corporate segment for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

WebMD.  Revenue was $78,479 and $151,441 for the three and six months ended June 30, 2007, an increase of $21,867 or 38.6% and $44,778 or 42.0%, compared to the prior year periods. The increase in revenue was primarily attributed to an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites, as well as increased licensing revenue from our private online portals. Revenue from the acquisition of Subimo LLC, Medsite and Summex contributed $9,690 and $18,952 to the increase in revenue for the three and six months ended June 30, 2007.

Earnings before interest, taxes, non-cash and other items was $15,155 and $27,762 for the three and six months ended June 30, 2007, compared to $9,599 and $16,126 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 19.3% and 18.3% for the three and six months ended June 30, 2007, compared to 17.0% and 15.1% for the prior year periods. The increase as a percentage of revenue was primarily due to higher revenue from the increased number of brands and sponsored programs in WebMD’s public portals, as well as the increase in companies using WebMD’s private portals without incurring a proportionate increase in overall expenses.

ViPS.  Revenue was $25,885 and $52,544 for the three and six months ended June 30, 2007, an increase of $1,040 or 4.2% and $3,863 or 7.9%, compared to the prior year periods. The increase in revenue for the three and six months ended June 30, 2007 was due to the continued increase in professional consulting services that we provide to governmental agencies, and, to a lesser extent, license revenue and related support and maintenance revenue related to data warehousing and decision-support software.

Earnings before interest, taxes, non-cash and other items was $5,094 and $9,934 for the three and six months ended June 30, 2007, compared to $5,057 and $10,215 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 19.7% and 18.9% for the three and six months ended June 30, 2007, compared to 20.4% and 21.0% for the prior year periods. The decrease in operating margin as a percentage of revenue for the three and six months ended June 30, 2007, was primarily due to the changes in the type of revenue we earned, which can have varying degrees of profitability.

Porex.  Revenue was $25,003 and $47,712 for the three and six months ended June 30, 2007, an increase of $2,344 or 10.3% and $4,466 or 10.3%, compared to the prior year periods. The increase in revenue for the three and six months ended June 30, 2007 was primarily due to increased sales of our consumer products, as well as a favorable impact of exchange rates on the translation of our foreign operations. Also contributing to the increase in revenue for the three months ended June 30, 2007 was higher sales of our surgical products.

Earnings before interest, taxes, non-cash and other items was $7,343 and $13,817 for the three and six months ended June 30, 2007, compared to $7,045 and $12,599 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 29.4% and 29.0% for the three and six months ended June 30, 2007, compared to 31.1% and 29.1% for the prior year periods. The decrease in operating margin as a percentage of revenue for the three and six months ended June 30, 2007 was due to higher insurance, compensation and marketing costs. Partially offsetting this decrease in operating margin as a percentage of revenue for the three and six months ended June 30, 2007 is the impact of the increased revenue discussed above, combined with the effect of Porex’s manufacturing costs, which are generally more fixed in nature.

Corporate.  Corporate includes services shared across some or all of our operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. In addition, corporate includes the net fees we earned from the support services we provide to EBSCo and Sage Software. Corporate expenses were $6,483 or 5.0% of revenue and $13,214 or 5.3% of revenue for the three and six months ended June 30, 2007, compared to $11,495 or 3.9% of revenue and $22,633 or 4.0% of revenue for the prior year periods. The decrease in corporate expenses, in dollars, for the three and six months ended June 30, 2007, was the result of the EBS Sale and the EPS Sale which occurred in the latter half of 2006 and resulted in a significant reduction in a portion of the shared services performed at corporate, which previously supported those operations. The most significant reductions in expenses were related to personnel expenses, as well as certain outside services including legal and accounting services. Additionally, included in corporate during the three and six months ended June 30, 2007 is transition services income of $1,468 and $3,924 related to the services we continue to provide to EBSCo and Sage Software, which were not included in the prior year periods. The increase in corporate expenses as a percentage of revenue was due to the impact of lower revenue as a result of the EBS Sale, combined with the effect of certain corporate expenses that are fixed in nature, and accordingly, did not decrease in proportion to the reduction in revenue.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by EBS during the three and six months ended June 30, 2006, and certain services provided by the WebMD segment to our other operating segments during the three and six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of June 30, 2007, we had an accumulated deficit of approximately $9.4 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

As of June 30, 2007, we had approximately $738,891 in cash and cash equivalents and short-term investments, including $240,257 in cash and cash equivalents and short-term investments held by WHC, and working capital, excluding our liabilities of discontinued operations, of $766,006. We invest our excess cash principally in auction rate securities, asset backed securities and money market funds and expect to do so in the future. As of June 30, 2007, all our marketable securities were classified as available-for-sale.

Cash provided by operating activities from our continuing operations was $20,860 for the six months ended June 30, 2007, compared to cash provided by operating activities from our continuing operations of $99,396 for the six months ended June 30, 2006. The $78,536 decrease in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to EBS being treated as an equity investment during the six months ended June 30, 2007. While we are sharing 48% of EBSCo’s earnings, we did not receive cash distributions from the investment during the period. Also contributing to this decrease in cash flow from operating activities, when compared to the prior year, were estimated payments for income taxes, which were higher than the prior year period due to the gain recognized for the EBS Sale during the three months ended December 31, 2006.

Cash used in investing activities was $184,776 for the six months ended June 30, 2007, compared to cash used in investing activities from our continuing operations of $124,408 for the six months ended June 30, 2006. Cash used in investing activities for the six months ended June 30, 2007, was attributable to net disbursements of $194,846 from purchases, net of maturities and sales, of available for sale securities compared to $27,600 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we received $19,730 in repayment of advances to EBSCo, which primarily consisted of $10,000 advanced to EBSCo at closing on November 16, 2006 to support working capital needs and $10,016 of expenses paid by us on EBSCo’s behalf through December 31, 2006. Cash used in investing activities from our continuing operations for the six months ended June 30, 2006, included $84,846 in cash paid for business combinations, which primarily related to the acquisitions of Summex Corporation and eMedicine.com, Inc., as well as the contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. and MedcineNet, Inc. Investments in property and equipment decreased to $12,558 for the six months ended June 30, 2007 from $27,429 a year ago, primarily as a result of the EBS Sale.

Cash provided by financing activities was $60,713 for the six months ended June 30, 2007, compared to cash used in financing activities of $41,583 for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 principally related to proceeds of $103,263 from the issuance of HLTH Common Stock and WebMD Class A Common Stock resulting from the exercises of employee stock options, partially offset by the repurchases of HLTH Common Stock of $42,906. Cash used in financing activities for the six months ended June 30, 2006, principally related to the repurchases of HLTH Common Stock of $71,843, partially offset by proceeds of $30,433 from the issuance of HLTH Common Stock resulting from exercises of employee stock options.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the EPS segment as a result of the EPS Sale. Our cash flows from discontinued operations for the six months ended June 30, 2007 of $1,880 represent payments of legal fees related to our indemnity obligations of the initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. Our remaining reserve relating to this indemnity obligation was $55,893 as of June 30, 2007. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. Our cash flows from discontinued operations for the six months ended June 30, 2006 are comprised of cash flows provided by operating activities of $15,825 and cash flows used in investing activities of $17,009, and represent activity related to the operations of our EPS segment prior to the EPS Sale.

Our principal commitments at June 30, 2007 were our commitments related to our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025. In addition, we have obligations under operating leases of $55,686. We anticipate capital expenditure requirements of approximately $23,000 to $28,000 for the full year of 2007, of which approximately $15,000 to $20,000 relates to WebMD.

We believe that, for the foreseeable future, we will have sufficient cash resources to meet the commitments described above and our current anticipated working capital and capital expenditure requirements. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, potential future acquisitions and additional repurchases of HLTH Common Stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

WebMD faces significant competition for its products and services

The markets in which WebMD operates are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes for users with online services and Web sites that provide health-related information, including commercial sites as well as public sector and not-for-profit sites. WebMD competes for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and with other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

•	WebMD’s Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than WebMD has.

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

WebMD could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems WebMD uses could cause serious problems for clients of its online portals. WebMD may fail to meet contractual performance standards or client expectations. Clients of WebMD’s online portals may seek compensation from WebMD or may seek to terminate their agreements with WebMD, withhold payments due to WebMD, seek refunds from WebMD of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, WebMD could face breach of warranty or other claims by clients or additional development costs. WebMD’s software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they will perform as planned.

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

Any service interruption or failure in the systems that WebMD uses to provide online services could harm WebMD’s business

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

Any disruption in the network access or co-location services provided by third-party providers to WebMD or any failure by these third-party providers or WebMD’s own systems to handle current or higher volume of use could significantly harm WebMD’s business. WebMD exercises little control over these third-party vendors, which increases its vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or WebMD’s own systems could negatively impact WebMD’s relationships with users and adversely affect its brand and its business and could expose WebMD to liabilities to third parties. Although WebMD maintains insurance for its business, the coverage under its policies may not be adequate to compensate it for all losses that may occur. In addition, we cannot provide assurance that WebMD will continue to be able to obtain adequate insurance coverage at an acceptable cost.

WebMD’s online services are dependent on the development and maintenance of the Internet infrastructure

WebMD’s ability to deliver its online services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. The Internet has also experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. Any resulting interruptions in WebMD’s services or increases in response time could, if significant, result in a loss of potential or existing users of and advertisers and sponsors on WebMD’s Web sites and, if sustained or repeated, could reduce the attractiveness of WebMD’s services.

Customers who utilize WebMD’s online services depend on Internet service providers and other Web site operators for access to WebMD’s Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to WebMD’s systems. Any such outages or other failures on their part could reduce traffic to WebMD’s Web sites.

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

WebMD faces potential liability related to the privacy and security of personal information it collects from or on behalf of users of its services

Privacy of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards. Accordingly, the Privacy Standards do not apply directly to WebMD. However, portions of WebMD’s business, such as those managing employee or plan member health information for employers or health plans, are or may be business associates of covered entities and are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards. Depending on the facts and circumstances, WebMD could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards. We cannot assure you that WebMD will adequately address the risks created by the Privacy Standards. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy of personal information, including personal health information, could also affect the way WebMD operates its business and could harm its business.

In addition, Internet user privacy is a major issue both in the United States and abroad. WebMD has privacy policies posted on its Web sites that it believes comply with applicable laws requiring notice to users about WebMD’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain. In addition, WebMD notifies users about its information collection, use and disclosure practices relating to data it receives through offline means such as paper health risk assessments. However, we cannot assure you that the privacy policies and other statements WebMD provides to users of its products and services, or WebMD’s practices will be found sufficient to protect it from liability or adverse publicity in this area.

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. WebMD believes it has modified its procedures as appropriate to meet the revised standards. However, WebMD cannot be certain whether these adjustments will ensure that it meets these standards or predict whether ACCME may impose additional requirements.

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

Risks Related to ViPS

ViPS depends on CMS for a significant portion of its revenues and, if ViPS’ reputation or relationship with CMS were harmed, ViPS’ financial results would be adversely affected

ViPS is heavily dependent upon The Centers for Medicare & Medicaid Services, or CMS, as its primary source of revenue (directly as a prime contractor or indirectly as a subcontractor) and we believe that the success and development of its business will continue to depend on its successful participation in CMS contract programs. ViPS generated approximately 71% of its revenue from CMS (as prime contractor or as a subcontractor) in 2006 and approximately 72% of its revenue in 2005. ViPS’ reputation and relationship with CMS is a key factor in maintaining and growing revenues under contracts with CMS. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business (including aspects of HLTH’s business that are unrelated to ViPS) could harm ViPS’ reputation. If ViPS’ reputation with CMS is negatively affected, or if it is suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that CMS does with ViPS and ViPS’ financial results would be adversely affected.

ViPS and other potential CMS contractors are currently awaiting an award announcement after responding to a Request for Proposals issued by CMS for a new, indefinite delivery/indefinite quantity (IDIQ), performance-based contracting vehicle named Enterprise Systems Development, or ESD, under which ViPS expects CMS to award four to six prime contracts to the bidders that are selected through the process. We understand that it is CMS’ intent to procure most, if not all, information technology development work through this contract vehicle for approximately the next 10 years. If ViPS is not selected to be one of the four to six prime contractors under ESD, it will have only the more limited opportunity to pursue work under ESD as a subcontractor. There can be no assurance that ViPS will be awarded a prime contract under ESD or, if it is not awarded a prime contract, that opportunities as a subcontractor will be available or that ViPS will be selected as a subcontractor. As a result, if ViPS is not awarded a prime contract under ESD, its revenue from CMS programs could be significantly reduced, which could adversely affect ViPS’ financial results.

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

ViPS’ contracts with CMS are subject to periodic review, investigation and audit by the government. If such a review, investigation or audit identifies improper or illegal activities, ViPS (or possibly HLTH as a whole) may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. ViPS could also suffer harm to its reputation if allegations of impropriety were made against it, which could impair its or HLTH’s ability to win awards of contracts in the future or to receive renewals of existing contracts. If ViPS incurs a material penalty or administrative sanction or otherwise suffers harm to its reputation, ViPS’ financial results could be adversely affected.

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

ViPS’s HealthPayer Solutions Group depends on Blue Cross Blue Shield (BCBS) Plans and the Blue Cross Blue Shield Association (BCBSA) for a significant portion of its revenue. The HealthPayer Solutions Group’s reputation and relationship with BCBS Plans and BCBSA is a key factor in maintaining and growing these revenues. Negative press reports, employee misconduct, information security breaches or performance problems with one or more of the HealthPayer Solutions Group’s products or services could harm the HealthPayer Solutions Group’s reputation and cause BCBS Plans or BCBSA to reduce or terminate their use of its products and services. In addition, similar problems involving other businesses of HLTH (including other businesses of ViPS) could also have an adverse effect on the HealthPayer Solutions Group’s reputation and its relationships with BCBS Plans or BCBSA.

In order to attract and retain customers, ViPS HealthPayer Solutions Group must develop and implement new and updated software products

ViPS HealthPayer Solutions Group must introduce new software products and improve the functionality of its existing products in a timely manner in order to retain existing customers and attract new ones. If ViPS does not respond successfully to technological and regulatory changes and evolving industry standards, its products may become obsolete.

The development and/or implementation by ViPS of new software applications and features may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated applications or features will justify the amounts spent.

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

Porex faces significant competition for its products

Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex does. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products they provide or may provide in the future.

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

EBS may not be able to maintain its existing relationships with healthcare payers or to develop new ones on satisfactory terms

There can be no assurance that healthcare payers will continue to use EBS and other independent companies to transmit healthcare EDI transactions or for related services. Some of EBS’s existing payer and provider customers compete with it or plan to do so or belong to alliances that compete with it or plan to do so or have made investments in EBS’s competitors. For example, some payers currently offer, through affiliated clearinghouses, Web portals and other means, EDI services to healthcare providers that allow the provider to bypass third-party EDI service providers such as EBS, and additional payers may do so in the future. The ability of payers to do so may adversely affect the terms and conditions EBS is able to negotiate in its agreements with them. We cannot provide assurance that EBS will be able to maintain its existing relationships with payers or develop new relationships on satisfactory terms. To the extent that it is not able to do so, EBS’s transaction volume and financial results could be adversely affected, which would reduce the value of our investment in EBSCo.

EBS may not be able to maintain its existing relationships with practice management system vendors and large submitters of healthcare EDI transactions or to develop new ones on satisfactory terms

EBS has developed relationships with practice management system vendors and large submitters of healthcare claims to increase the usage of its transaction services. In the past several years, there has been consolidation of practice management systems vendors, including among some of the larger such vendors, which may increase their bargaining power in negotiations with EBS. To the extent that it is not able to maintain mutually satisfactory relationships with the larger practice management system vendors and large submitters of healthcare EDI transactions, EBS’s transaction volume and financial results could be adversely affected, which would reduce the value of our investment in EBSCo.

New or updated products and services of EBS will not become profitable unless they achieve sufficient levels of market acceptance

The future financial results of EBSCo and the value of our investment in it will depend, in part, on whether its new or updated products and services receive sufficient customer acceptance, including:

•	the business process outsourcing services for payers that it has developed internally and through acquisitions;

•	electronic billing, payment and remittance services for healthcare payers and providers that complement its existing paper based paid claims communication and patient billing services; and

•	its other pre- and post-adjudication services for payers and providers.

There can be no assurance that payers and providers who use EBS for sending and receiving claims will use its other services. Providers and payers may choose to use similar products and services offered by our competitors, especially if they are already using products and services of those competitors and have made investments in hardware, software and training relating to those products and services. Even providers and payers that are already customers of EBS may not purchase new or updated products or services, especially when they are initially offered or if they require additional equipment or changes in workflow. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have an adverse effect on the business prospects and financial results of EBS, which would reduce the value of our investment in EBSCo.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry could adversely affect our businesses

Most of the revenue of WebMD, ViPS and EBS is derived from healthcare industry participants and could be affected by changes affecting healthcare spending. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. WebMD’s advertising and sponsorship revenue is particularly dependent on pharmaceutical, biotechnology and medical device companies General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Even if general expenditures by healthcare industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific markets we serve or EBS serves. For example, use of our or EBS’s products and services could be affected by:

•	changes in the billing patterns of healthcare providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers;

•	a decrease in the number of new drugs or medical devices coming to market; and

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, including as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies.

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to HLTH as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and Medical Manager Health Systems, a former subsidiary of HLTH; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, HLTH understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or HLTH may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

HLTH intends to continue to fully cooperate with the authorities in this matter. We believe that the amount of the expenses that we will incur in connection with the investigations will continue to be significant and we are not able to determine, at this time, what portion of those amounts may ultimately be covered by insurance or may ultimately be repaid to us by individuals to whom we are advancing amounts for their defense costs. In connection with the sale of Emdeon Practice Services to Sage Software, we have agreed to indemnify Sage Software with respect to this matter.

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

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	“most-favored” pricing disclosure requirements that are designed to ensure that the government can negotiate and receive pricing akin to that offered commercially and requirements to submit proprietary cost or pricing data to ensure that government contract pricing is fair and reasonable;

•	commercial customer price tracking requirements that require contractors to monitor pricing offered to a specified class of customers and to extend price reductions offered to that class of customers to the government;

•	reporting and compliance requirements related to, among other things: conflicts of interest, equal employment opportunity, affirmative action for veterans and for workers with disabilities, and accessibility for the disabled;

•	broader audit rights than we would usually grant to non-governmental customers; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

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

We may not be successful in protecting our intellectual property and proprietary rights

Intellectual property and proprietary rights are important to our businesses. The steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We cannot assure you that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, we cannot assure you that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services. EBS is subject to similar risks relating to its intellectual property and proprietary rights.

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

We have incurred losses and may incur losses in the future

We began operations in January 1996 and, until 2004, had incurred net losses in each year since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $9.4 billion. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between HLTH and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2007 and 2008 are $227.9 million and $0.9 million, respectively.

The $350,000 of 1.75% Convertible Subordinated Notes due 2023 and the $300,000 of 3 1/8% Convertible Notes due 2025 that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex is not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $0.4 million and $0.8 million, during the three and six months ended June 30, 2007, respectively, and foreign currency translation gains were $1.1 million and $1.4 million, during the three and six months ended June 30, 2006. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of June 30, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting, except for the previously disclosed remediation of a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill and certain intangible assets in the determination of the deferred tax asset valuation allowance. As of May 4, 2007, we implemented new procedures including improved documentation and analysis regarding the reversal pattern of taxable temporary differences between financial and tax reporting. HLTH management believes that these new procedures enable HLTH to comply with the requirements related to the accounting for deferred tax asset valuation allowances.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On April 25, 2007, 60 shares of the Registrant’s Convertible Redeemable Exchangeable Preferred Stock were converted by CalPERS/PCG Corporate Partners, LLC, the sole holder, into an aggregate of 63,829 shares of HLTH Common Stock. As previously disclosed, on June 29, 2007, 9,940 shares of the Registrant’s Convertible Redeemable Exchangeable Preferred Stock (which represented all of the remaining outstanding shares of Convertible Redeemable Exchange Preferred Stock) were converted by CalPERS/PCG Corporate Partners, LLC, into an aggregate of 10,574,468 shares of HLTH Common Stock. Both conversions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. For additional information, see Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

(c) The following table provides information about purchases by HLTH during the three months ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs(2)	Programs(2)

04/01/07 - 04/30/07	690	$15.90	—	$77,353,239
05/01/07 - 05/31/07	797,472	15.24	796,867	$65,207,825
06/01/07 - 06/30/07	1,358,314	14.31	1,358,314	$45,770,096

Total	2,156,476	$14.66	2,155,181	$45,770,096

(1)	Includes 690 and 605 shares withheld from HLTH Restricted Stock that vested during April and May 2007, respectively, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of HLTH Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 9 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.4	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1