Form 10-Q
period 2007-09-30
HLTH CORP
filed 2007-11-09
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24975

HLTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3236644 (I.R.S. employer identification no.)
669 River Drive, Center 2 Elmwood Park, New Jersey (Address of principal executive office)	07407-1361 (Zip code)

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

Yes ☐     No ☑

As of November 6, 2007, there were 182,645,192 shares of
HLTH Common Stock outstanding (including unvested shares of restricted
HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2007

WebMD®, WebMD Health®, CME Circle®, eMedicine®, MedicineNet®, Medscape®, MEDPOR®, Medsite®, POREX®, RxList®, Subimo®, Summex®, theheart.org®, The Little Blue Booktm and ViPSsm are among the trademarks of HLTH Corporation or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$412,330	$614,691
Short-term investments	372,128	34,140
Accounts receivable, net of allowance for doubtful accounts of $1,766 at September 30, 2007 and $1,296 at December 31, 2006	104,014	121,608
Inventory	10,199	9,922
Due from EBS Master LLC	95	30,716
Prepaid expenses and other current assets	54,804	31,871

Total current assets	953,570	842,948
Marketable equity securities	2,634	2,633
Property and equipment, net	74,644	72,040
Goodwill	332,689	337,669
Intangible assets, net	115,083	129,473
Investment in EBS Master LLC	23,169	1,521
Other assets	36,203	65,659

TOTAL ASSETS	$1,537,992	$1,451,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,815	$3,996
Accrued expenses	56,483	113,175
Deferred revenue	91,837	87,438
Liabilities of discontinued operations	48,434	—

Total current liabilities	199,569	204,609
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	33,881	24,179
Minority interest in WHC	119,785	101,860
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2007; 10,000 shares issued and outstanding at December 31, 2006	—	98,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,396,650 shares issued at September 30, 2007; 449,600,747 shares issued at December 31, 2006	46	45
Additional paid-in capital	12,458,247	12,290,126
Treasury stock, at cost; 277,115,495 shares at September 30, 2007; 287,770,823 shares at December 31, 2006	(2,569,793)	(2,585,769)
Accumulated deficit	(9,363,817)	(9,341,985)
Accumulated other comprehensive income	10,074	10,110

Total stockholders’ equity	534,757	372,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,537,992	$1,451,943

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue:
Services	$108,804	$274,158	$308,876	$792,509
Products	24,504	25,574	75,751	76,048

Total revenue	133,308	299,732	384,627	868,557
Cost of operations:
Services	43,737	158,967	132,380	472,951
Products	9,603	10,743	30,290	32,974

Total cost of operations	53,340	169,710	162,670	505,925
Development and engineering	4,209	9,243	13,550	27,164
Sales, marketing, general and administrative	57,352	74,390	176,091	216,603
Depreciation and amortization	11,826	18,189	34,231	51,964
Interest income	10,864	6,599	30,638	15,450
Interest expense	4,573	4,723	13,909	14,082
Other income (expense), net	989	(2,809)	5,267	(5,698)

Income from continuing operations before income tax provision	13,861	27,267	20,081	62,571
Income tax provision	3,935	4,779	6,956	15,123
Minority interest in WHC income (loss)	1,800	69	2,758	(524)
Equity in earnings of EBS Master LLC	8,005	—	22,679	—

Income from continuing operations	16,131	22,419	33,046	47,972
Income (loss) from discontinued operations, net of tax	440	358,048	(56,236)	370,171

Net income (loss)	$16,571	$380,467	$(23,190)	$418,143

Basic income (loss) per common share:
Income from continuing operations	$0.09	$0.08	$0.19	$0.17
Income (loss) from discontinued operations	0.00	1.24	(0.32)	1.29

Net income (loss)	$0.09	$1.32	$(0.13)	$1.46

Diluted income (loss) per common share:
Income from continuing operations	$0.08	$0.07	$0.17	$0.16
Income (loss) from discontinued operations	0.01	1.20	(0.30)	1.25

Net income (loss)	$0.09	$1.27	$(0.13)	$1.41

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	179,811	287,967	178,681	286,749

Diluted	188,071	300,012	188,486	297,409

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net (loss) income	$(23,190)	$418,143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	56,236	(370,171)
Depreciation and amortization	34,231	51,964
Minority interest in WHC income (loss)	2,758	(524)
Equity in earnings of EBS Master LLC	(22,679)	—
Amortization of debt issuance costs	2,179	2,190
Non-cash advertising	2,489	4,454
Non-cash stock-based compensation	27,863	35,235
Deferred income taxes	2,345	3,041
EBS working capital adjustment	(399)	—
Reversal of income tax valuation allowance applied to goodwill	1,676	5,307
Changes in operating assets and liabilities:
Accounts receivable	18,042	(18,760)
Inventory	(88)	601
Prepaid expenses and other, net	(1,783)	(9,701)
Accounts payable	(1,181)	825
Accrued expenses and other long-term liabilities	(46,333)	3,284
Deferred revenue	4,399	9,926

Net cash provided by continuing operations	56,565	135,814
Net cash (used in) provided by discontinued operations	(9,339)	25,985

Net cash provided by operating activities	47,226	161,799
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	356,492	831,145
Purchases of available-for-sale securities	(694,522)	(632,955)
Purchases of property and equipment	(18,112)	(38,231)
Cash paid in business combinations, net of cash acquired	(100)	(119,635)
Proceeds from the sale of EBS, net	2,898	—
Proceeds from advances to EBS Master LLC	19,921	—
Proceeds from the sale of discontinued operations	11,667	524,245
Other changes in equity of discontinued operations	—	28,279

Net cash (used in) provided by continuing operations	(321,756)	592,848
Net cash used in discontinued operations	—	(26,010)

Net cash (used in) provided by investing activities	(321,756)	566,838
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	114,077	62,768
Tax benefit on stock-based awards	4,318	—
Purchases of treasury stock under repurchase program	(47,120)	(71,843)
Payments of notes payable and other	(148)	(359)

Net cash provided by (used in) financing activities	71,127	(9,434)
Effect of exchange rates on cash	1,042	616

Net (decrease) increase in cash and cash equivalents	(202,361)	719,819
Change in cash of discontinued operations	—	25
Cash and cash equivalents at beginning of period	614,691	155,616

Cash and cash equivalents at end of period	$412,330	$875,460

See accompanying notes.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation

Background

HLTH Corporation (“HLTH” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. HLTH Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. The Company changed its name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005 in connection with the initial public offering of equity securities of the Company’s subsidiary, WebMD Health Corp. (“WHC”). In connection with the November 2006 sale of a 52% interest in the Company’s Emdeon Business Services segment, the Company transferred its rights to the name “Emdeon” and related intellectual property to Emdeon Business Services, and agreed to change its name within nine months of the sale of Emdeon Business Services. Accordingly, in May 2007, the Company changed its name to HLTH Corporation.

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of September 30, 2007, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.9% of the total outstanding Class A Common Stock and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of September 30, 2007, 96.4% of the combined voting power of WHC’s outstanding Common Stock.

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

The Company’s consolidated financial statements for the three and nine months ended September 30, 2006 have been restated to correct the previously reported income tax provision which is more fully described in Note 15, “Restatement of Consolidated Financial Statements.”

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of HLTH and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority-owned WHC. Additionally, the minority stockholders’ proportionate share of the equity in WHC is recorded as minority interest in WHC in the accompanying consolidated balance sheets and the minority stockholders’ proportionate share of net income or net loss is reflected as minority interest in WHC income (loss) in the accompanying consolidated statements of operations.

The Company’s 48% ownership in EBSCo is being accounted for under the equity method since November 16, 2006, the transaction date of the EBS Sale. Accordingly, prior to the transaction date, the historical results of operations of EBS are reflected in the consolidated results of operations of the Company. See Note 4 for further details.

As described in Note 3, on September 14, 2006, the Company completed the sale of its Emdeon Practice Services segment (“EPS”). Accordingly, the results of EPS have been presented as discontinued operations in the accompanying consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Common Share

Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to the participating rights of the Convertible Redeemable Exchangeable Preferred Stock during the periods in which that preferred stock was outstanding. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities. Additionally, for purposes of calculating diluted income (loss) per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Numerator:
Income from continuing operations	$16,131	$22,419	$33,046	$47,972
Convertible redeemable exchangeable preferred stock fee	—	88	174	263

Income from continuing operations — Basic	16,131	22,507	33,220	48,235
Income (loss) from discontinued operations, net of tax	440	358,048	(56,236)	370,171

Net income (loss) — Basic	$16,571	$380,555	$(23,016)	$418,406

Income from continuing operations — Basic	$16,131	$22,507	$33,220	$48,235
Effect of WHC dilutive securities	(435)	(15)	(666)	—

Income from continuing operations — Diluted	15,696	22,492	32,554	48,235
Income (loss) from discontinued operations, net of tax	440	358,048	(56,236)	370,171

Net income (loss) — Diluted	$16,136	$380,540	$(23,682)	$418,406

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Denominator:
Common stock	179,811	277,329	171,643	276,111
Convertible redeemable exchangeable preferred stock	—	10,638	7,038	10,638

Weighted-average shares — Basic	179,811	287,967	178,681	286,749
Employee stock options, restricted stock and warrants	8,260	12,045	9,805	10,660

Adjusted weighted-average shares after assumed conversions — Diluted	188,071	300,012	188,486	297,409

Basic income (loss) per common share:
Income from continuing operations	$0.09	$0.08	$0.19	$0.17
Income (loss) from discontinued operations	0.00	1.24	(0.32)	1.29

Net income (loss)	$0.09	$1.32	$(0.13)	$1.46

Diluted income (loss) per common share:
Income from continuing operations	$0.08	$0.07	$0.17	$0.16
Income (loss) from discontinued operations	0.01	1.20	(0.30)	1.25

Net income (loss)	$0.09	$1.27	$(0.13)	$1.41

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Options and warrants	21,054	46,467	20,175	56,106
Convertible notes	42,015	42,015	42,015	42,015

	63,069	88,482	62,190	98,121

Income Taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company reduced its existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit in the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheet. In addition, the Company reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

As of January 1, 2007, the Company had unrecognized income tax benefits of $6,831. If recognized, these benefits would be reflected as a component of the income tax provision. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that a reduction in the unrecognized income tax benefits, prior to any annual increase, may occur from $1,000 to $1,200 within the next twelve months. With the exception of adjusting net operating loss (“NOL”) carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2004 and for state and local income tax examinations for years before 2002.

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

2.	Conversion of Convertible Redeemable Exchangeable Preferred Stock

On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (the “Holder”). On June 26, 2007, the Company notified the Holder that it had elected to redeem all outstanding

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of its Preferred Stock. On June 29, 2007, prior to the date set for the redemption, the Holder converted all of the then outstanding Preferred Stock to Common Stock. In aggregate, 10,000 shares of Preferred Stock were converted to 10,638,297 shares of HLTH Common Stock during the nine months ended September 30, 2007. In connection with the conversion of the Preferred Stock to Common Stock, the unamortized portion of the deferred issuance costs related to the Preferred Stock of $1,115 was reflected as a reduction to stockholders’ equity.

3.	Discontinued Operations

On September 14, 2006, the Company completed the sale of EPS to Sage Software, Inc. (“Sage Software”) and, accordingly, the financial information of EPS has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year periods. The Company received net cash proceeds of $532,991, net of professional fees and other expenses associated with the sale of EPS (“EPS Sale”), which does not include $23,333 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. The amount in escrow is scheduled to be released eighteen months from the closing date, subject to pending and paid claims, if any, and is included in other current assets in the accompanying consolidated balance sheet as of September 30, 2007. During 2006, the Company recorded a gain on disposal of $353,158, net of tax of $33,037. Summarized operating results for the discontinued operations of EPS through September 14, 2006 and the gain recorded on disposal were as follows:

	For the Period	For the Period
	July 1, 2006 through	January 1, 2006 through
	September 14, 2006	September 14, 2006

Revenue	$59,351	$212,329

Earnings before taxes	5,958	19,469
Taxes on earnings	179	1,567
Gain on disposal, net of tax	352,269	352,269

Income from discontinued operations, net of tax	$358,048	$370,171

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 13, “Commitments and Contingencies.” In connection with the sale of EPS, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information it had recently received at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation was approximately $57,800 to $83,000. Accordingly, the Company recorded a pre-tax charge of $57,800 during the quarter ended June 30, 2007, which represents the Company’s estimate of the low end of the probable range of costs related to this matter. The Company has reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. This estimate includes assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The remaining accrual related to this obligation is reflected as liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2007.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also included in loss from discontinued operations for the nine months ended September 30, 2007 is stock-based compensation expense from the Company’s equity held by EPS employees, offset by a reduction of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes.

4.	Emdeon Business Services

Equity Investment in EBSCo

The Company accounts for its 48% investment in EBSCo as an equity investment and records 48% of the earnings of EBSCo as equity in earnings of EBS Master LLC in its accompanying consolidated statement of operations. As of September 30, 2007 and December 31, 2006, the Company’s equity investment in EBSCo was $23,169 and $1,521, respectively, which reflects a difference of $122,099 and $131,180, respectively, between the carrying value and the underlying equity in this investment. The difference between the carrying value and the underlying equity value, as well as the difference between the Company’s equity in earnings of EBS Master LLC and 48% of EBSCo’s net income is principally due to the excess of the fair value of EBSCo’s net assets as adjusted in purchase accounting, over the carryover basis of the Company’s investment in EBSCo, net of the related amortization of a portion of that excess related to amortizable intangible assets. Included in the Company’s equity investment in EBSCo is $2,422, which represents the Company’s share of EBSCo’s unrealized loss on a derivative instrument. See Note 11.

The following is summarized financial information of EBSCo for the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Statement of Operations Data:
Revenue	$202,954	$602,589
Cost of operations	94,712	280,786
Net income	9,999	26,798

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

5.	WebMD Health Corp.

Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues their Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of WHC Class A Common Stock resulted in an aggregate gain to equity of $3,529 and $9,398 during the three and nine months ended September 30, 2007, respectively, related to the exercise of stock options and the release of restricted stock awards. As a result, the Company’s ownership in WHC decreased to 83.9% as of September 30, 2007, from 84.6% as of December 31, 2006.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Relationships between the Company and WHC

The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Tax Sharing Agreement, as amended. Under the Tax Sharing Agreement, the Company agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for NOL carryforwards attributable to WHC that are utilized by the Company as a result of certain types of extraordinary transactions, as defined in the Tax Sharing Agreement, which include the EPS Sale and EBS Sale. During February 2007, the Company reimbursed WHC $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, the Company finalized the NOL carryforward attributable to WHC that was utilized as a result of the EPS Sale and EBS Sale and reimbursed WHC an additional $9,862. The total cash reimbursement resulted in an increase to minority interest and a decrease to additional paid-in capital of $23,930, reflecting the portion of the aggregate reimbursement of $149,862 that related to the minority interest shareholders.

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

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing promotion and physician recruitment services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31,948 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $3,692 was recorded. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the EBS Sale). The obligation to pay up to $3,000 in earn-out payments was also transferred in connection with the EBS Sale and is no longer an obligation of the Company.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $19,000 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the nine months ended September 30, 2006 gives effect to the acquisition of Subimo, Medsite, IPN, Summex and eMedicine, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

Nine Months Ended
September 30, 2006
(Restated)

Revenue	$890,951
Income from continuing operations	41,425
Net income	411,596
Basic income per common share:
Income from continuing operations	$0.14

Net income	$1.44

Diluted income per common share:
Income from continuing operations	$0.14

Net income	$1.38

7.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by EBS during the three and nine months ended September 30, 2006 and certain services provided by the Company’s WebMD segment to the Company’s other operating segments during the three and nine months ended September 30, 2007 and 2006. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: a working capital adjustment from the sale of 52% of EBS; legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC, income related to the reduction of certain sales and use tax contingencies and advisory expense related to the evaluation, in 2006, by the Company’s Board of Directors of strategic alternatives for EBS.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has aligned its business into four operating segments and one corporate segment as follows:

WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006 and e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, EBSCo provides the Company certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to the Company are, in turn, used to fulfill the Company’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee the Company charges to EBSCo and Sage Software, net of the fee the Company pays to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services. The Company charged EBSCo and Sage Software transition service fees of $985 and $4,909 for the three and nine months ended September 30, 2007, respectively, and $340 for the three and nine months ended September 30, 2006, which is net of certain fees the Company pays to EBSCo.

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)
		(Restated)		(Restated)

Revenue
Emdeon Business Services	$—	$187,266	$—	$557,975
WebMD	87,198	66,645	238,639	173,308
ViPS	24,307	24,843	76,851	73,524
Porex	21,867	21,298	69,579	64,544
Inter-segment eliminations	(64)	(320)	(442)	(794)

	$133,308	$299,732	$384,627	$868,557

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$44,547	$—	$127,519
WebMD	24,077	14,633	51,839	30,759
ViPS	4,809	5,302	14,743	15,517
Porex	6,445	6,133	20,262	18,732
Corporate	(6,053)	(11,000)	(19,267)	(33,633)

	29,278	59,615	67,577	158,894
Interest, taxes, non-cash and other items
Depreciation and amortization	(11,826)	(18,189)	(34,231)	(51,964)
Non-cash stock-based compensation	(9,717)	(11,226)	(27,863)	(35,235)
Non-cash advertising	(169)	(1,660)	(2,489)	(4,454)
Interest income	10,864	6,599	30,638	15,450
Interest expense	(4,573)	(4,723)	(13,909)	(14,082)
Income tax provision	(3,935)	(4,779)	(6,956)	(15,123)
Minority interest in WHC (income) loss	(1,800)	(69)	(2,758)	524
Equity in earnings of EBS Master LLC	8,005	—	22,679	—
Other income (expense), net	4	(3,149)	358	(6,038)

Income from continuing operations	16,131	22,419	33,046	47,972
Income (loss) from discontinued operations, net of tax	440	358,048	(56,236)	370,171

Net income (loss)	$16,571	$380,467	$(23,190)	$418,143

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through September 30, 2006.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock-Based Compensation

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

HLTH Plans

The Company had an aggregate of 5,695,389 shares of HLTH Common Stock available for future grants under the Plans as of September 30, 2007. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At September 30, 2007, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2007	63,599,871	$14.04
Granted	170,000	12.86
Exercised	(10,777,064)	9.99
Cancelled	(3,408,376)	25.02

Outstanding at September 30, 2007	49,584,431	$14.28	4.0	$114,328

Vested and exercisable at the end of the period	42,088,065	$15.03	3.2	$83,429

(1)	The aggregate intrinsic value is based on the market price of the Company Common Stock on September 28, 2007, the last trading day in September, which was $14.17, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on September 28, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended
	September 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.31	0.38
Risk free interest rate	4.67%	4.56%
Expected term (years)	3.94	4.46
Weighted average fair value of options granted during the period	$4.01	$3.47

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock during the nine months ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2007	2,300,846	$10.44
Vested	(470,886)	8.97
Forfeited	(89,001)	9.46

Balance at September 30, 2007	1,740,959	$10.89

Proceeds received from the exercise of options to purchase HLTH Common Stock were $8,821 and $107,635 during the three and nine months ended September 30, 2007, respectively, and $32,317 and $62,060 for the three and nine months ended September 30, 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $4,703 and $55,635 during the three and nine months ended September 30, 2007, respectively, and $25,460 and $44,320 for the three and nine months ended September 30, 2006, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,964,620 shares of Class A Common Stock available for future grants under the WebMD Plans as of September 30, 2007.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are generally

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at prices not less than the fair market value of WHC Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	632,900	48.90
Exercised	(379,918)	22.35
Cancelled	(496,943)	31.97

Outstanding at September 30, 2007	5,157,822	$25.98	8.4	$134,919

Vested and exercisable at the end of the period	1,570,559	$19.25	8.1	$51,587

(1)	The aggregate intrinsic value is based on the market price of WHC Class A Common Stock on September 28, 2007, the last trading day in September, which was $52.10, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on September 28, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the assumptions noted in the following table. Prior to August 1, 2007, expected volatility was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of WHC Class A Common Stock combined with historical volatility of WHC Class A Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data of WHC employees who were previously granted HLTH stock options. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended
	September 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.45	0.60
Risk free interest rate	4.65%	4.76%
Expected term (years)	3.34	3.25
Weighted average fair value of options granted during the period	$18.16	$17.11

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates. The following table summarizes the activity of non-vested WHC Restricted Stock during the nine months ended September 30, 2007:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2007	441,683	$25.49
Granted	34,200	50.08
Vested	(97,212)	20.71
Forfeited	(89,722)	30.91

Balance at September 30, 2007	288,949	$28.33

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $2,767 and $8,490 for the three and nine months ended September 30, 2007, respectively, and $649 during both the three and nine months ended September 30, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $8,203 and $15,291 for the three and nine months ended September 30, 2007, respectively, and $3,888 and $3,899 during the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of September 30, 2007, a total of 8,110,362 shares of HLTH Common Stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 34,610 and 167,142 shares issued under the ESPP during the nine months ended September 30, 2007 and 2006, respectively. No shares were issued during the three months ended September 30, 2007 and 2006.

Other

At the time of the WHC initial public offering and each year on the anniversary of the IPO, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended September 30, 2007 and 2006 and $255 during the nine months ended September 30, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded $279 and $815 of stock-based compensation expense during the three and nine months ended September 30, 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

HLTH Plans:
Stock options	$2,791	$5,413	$9,040	$17,022
Restricted stock	1,633	1,383	4,759	3,495
WebMD Plans:
Stock options	4,295	4,813	11,587	14,200
Restricted stock	820	1,037	2,429	3,026
Employee Stock Purchase Plan	42	68	127	363
Other	375	85	1,081	255

Total stock-based compensation expense	$9,956	$12,799	$29,023	$38,361

Included in:
Cost of operations	$1,518	$3,010	$4,168	$9,353
Development and engineering	156	286	292	854
Sales, marketing, general and administrative	8,043	7,930	23,403	25,028
Equity in earnings of EBS Master LLC	240	—	1,038	—

Income from continuing operations	9,957	11,226	28,901	35,235
Income (loss) from discontinued operations, net of tax	(1)	1,573	122	3,126

Total stock-based compensation expense	$9,956	$12,799	$29,023	$38,361

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards because a valuation allowance was maintained for substantially all net deferred tax assets. As of September 30, 2007, $27,772 and $39,875 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.18 years and 1.78 years related to the HLTH Plans and the WebMD Plans, respectively.

9.	Stockholders’ Equity

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of HLTH Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of September 30, 2007, the Company had repurchased 4,268,895 shares at an aggregate cost of approximately $58,444 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

10.	Investments

As of September 30, 2007 and December 31, 2006, the Company’s short-term investments and marketable debt securities consisted of certificates of deposit, auction rate securities, asset backed securities and money market funds and marketable equity securities consisted of equity investments in publicly traded companies.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All marketable securities are classified as available-for-sale. The following table summarizes the amortized cost basis and estimated fair value of the Company’s investments:

	September 30, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$412,330	$412,330	$614,691	$614,691
Short-term investments	372,128	372,128	34,140	34,140
Marketable securities — long term	1,473	2,634	1,474	2,633

11.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income (loss) (such as changes in unrealized holding losses or gains on available-for-sale marketable securities and 48% of the comprehensive loss of EBSCo, the Company’s equity investment). The following table presents the components of other comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Foreign currency translation gains	$1,554	$989	$2,391	$2,367
Unrealized holding (losses) gains on securities	(532)	185	2	(1,056)
Comprehensive loss of EBSCo	(5,918)	—	(2,429)	—

Other comprehensive (loss) income	(4,896)	1,174	(36)	1,311

Net income (loss)	16,571	380,467	(23,190)	418,143

Comprehensive income (loss)	$11,675	$381,641	$(23,226)	$419,454

Included in comprehensive loss of EBSCo is the Company’s share of unrealized loss on a derivative instrument that EBSCo entered into to hedge the impact of changes in interest rates on its variable-rate debt.

The foreign currency translation gains are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Accumulated other comprehensive income includes the following:

	September 30, 2007	December 31, 2006

Unrealized holding gains on securities	$1,161	$1,159
Foreign currency translation gains	11,342	8,951
Comprehensive loss of EBSCo	(2,429)	—

Total accumulated other comprehensive income	$10,074	$10,110

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the nine months ended September 30, 2007 are as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2006	$681,612	$100,669	$71,253	$42,441	$895,975
Acquisitions during the period	3,692	122,782	—	—	126,474
Contingent consideration for prior period acquisitions	(1,913)	—	—	—	(1,913)
Tax reversals	(40,522)	(1,636)	—	(298)	(42,456)
Adjustments to finalize purchase price allocations	—	1,669	—	—	1,669
Sale of EBS	(642,869)	—	—	—	(642,869)
Effects of exchange rates	—	—	—	789	789

Balance as of January 1, 2007	—	223,484	71,253	42,932	337,669
Tax reversals (a)	—	(1,676)	—	—	(1,676)
Adjustments to finalize purchase price allocations	—	(3,628)	—	—	(3,628)
Effects of exchange rates	—	—	—	324	324

Balance as of September 30, 2007	$—	$218,180	$71,253	$43,256	$332,689

(a)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowance that was originally established in connection with the purchase accounting of prior acquisitions.

Intangible assets subject to amortization consist of the following:

	September 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life (a)

Customer relationships	$73,244	$(18,010)	$55,234	10.5	$68,168	$(13,300)	$54,868	11.1
Technology and patents	79,221	(36,316)	42,905	19.0	79,221	(27,453)	51,768	17.1
Trade names	18,217	(5,795)	12,422	7.3	18,216	(4,443)	13,773	8.0
Non-compete agreements, content and other	16,154	(11,632)	4,522	2.1	17,054	(7,990)	9,064	2.6

Total	$186,836	$(71,753)	$115,083	13.0	$182,659	$(53,186)	$129,473	12.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $6,219 and $18,549 for the three and nine months ended September 30, 2007, respectively, and $8,188 and $24,726 for the three and nine months ended September 30, 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2007 (October 1st to December 31st)	$6,159
2008	21,309
2009	15,284
2010	7,931
2011	7,058
Thereafter	57,342

13.	Commitments and Contingencies

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager Health Systems to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager Health Systems and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager Health Systems acquired companies; causing companies acquired by Medical Manager Health Systems to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager Health Systems and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager Health Systems’ quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager Health Systems to enter into sham purchases of software from Medical Manager Health Systems in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager Health Systems to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager Health Systems and its parents; and causing Medical Manager Health Systems to book and record sales and training revenue before the revenue process was complete in accordance with Generally Accepted Accounting Principles and thereby fraudulently inflating Medical Manager Health Systems reported revenues and earnings. According to the Informations to which the former employees have pled guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager Health Systems and its parents being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings being overstated by at least one cent per share in every quarter during that period.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against nine insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to the Company and to EPS, a former subsidiary of the Company, which is a co-plaintiff with the Company in the Coverage Litigation (collectively, the “Plaintiffs”). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (“SSHI”).

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with certain insurers having agreed to provide specified amounts of coverage before the coverage provided by other insurers at higher layers is available. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000 (the “Synetic Policies”). To date, $10,000 has been paid by insurance companies representing the first two of the four total layers of insurance coverage under the EPS Policies, and $6,414 has been paid by the insurance company representing the primary layer of insurance coverage under the Synetic Policies, in each case subject to reservations of rights. The Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on his behalf.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that the Defendants are required to advance and/or reimburse amounts that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of the indicted individuals (and the Company has in fact been reimbursed, subject to reservations of rights, by other insurance companies who have issued policies in the same groups of policies as the Defendants). However, there can be no assurance that the Company will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

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

The Company, and virtually all of the approximately 260 other issuer defendants who were eligible to participate, elected to participate in the settlement. Although the Company believed that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, were without merit, the Company believed that the settlement was beneficial to the Company because it would have reduced the time, expense and risks of further litigation, particularly since virtually all the other issuer defendants elected to participate and the Company’s insurance carriers strongly supported the settlement.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 14, 2007, the plaintiffs filed amended complaints in the six “focus cases,” in which they propose a new class definition, and on September 27, 2007, they filed a motion for class certification. Briefing on the amended complaints is scheduled to be completed on January 28, 2008, and briefing on the motion for class certification is scheduled to be completed on February 15, 2008. At this point, it is impossible to determine whether a class will be certified.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary Porex Corporation filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Superior Court granted a motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. On June 25, 2007, the Georgia Supreme Court denied the defendants’ petition for certiorari. On or about July 31, 2007, the Georgia Court of Appeals formally returned the case to the Superior Court for further proceedings, and the parties are proceeding with discovery.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Transition service fees, net (a)	$985	$340	$4,909	$340
Gain on sale of EBS (b)	—	—	399	—
Reduction of tax contingencies (c)	377	—	1,123	—
Legal expense (d)	(373)	(1,023)	(1,164)	(1,840)
Advisory expense (e)	—	(2,126)	—	(4,198)

Other income (expense), net	$989	$(2,809)	$5,267	$(5,698)

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents a gain recognized in connection with the working capital adjustment associated with the EBS Sale on November 16, 2006.

(c)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(d)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(e)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services, related to the EBS Sale.

15.	Restatement of Consolidated Financial Statements

In May 2007, the Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error related to the tax impact of goodwill and certain intangible assets arising from certain business combinations, primarily tax-deductible goodwill which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company had recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing its financial statements, the Company had incorrectly netted the deferred tax liability resulting from the amortization of tax-deductible goodwill against deferred tax assets (primarily relating to the Company’s NOL carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.

The error had resulted in an understatement of deferred income tax expense and related deferred tax liability and an overstatement of net income in the amount of $1,305 and $3,041 in the Company’s unaudited financial statements for the three and nine months ended September 30, 2006, respectively. Additionally, as a portion of the adjustment to deferred income tax expense related to WHC, the Company has also adjusted the minority interest in WHC. The net impact to the Company’s net income, after adjusting for the minority interest, was $1,234 and $3,170 in the aggregate during the three and nine months ended September 30, 2006, respectively. The correction had no effect on the Company’s revenues, total assets, cash flows or liquidity during these periods and no effect on the Company’s pre-tax operating results, other than the effect on minority interest. The Company believes that there will be no effect on its debt agreements or other contractual obligations as a result of this error.

The Company’s consolidated financial statements for the three and nine months ended September 30, 2006 have been restated for the error described above. The effects of this change on the consolidated statement

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations and cash flows for the three and nine months ended September 30, 2006 are summarized as follows:

	Consolidated Statement of Operations
	As Previously
	Reported	Adjustments	Restated

Three Months Ended September 30, 2006:
Income tax provision	$3,474	$1,305	$4,779
Minority interest in WHC income (loss)	140	(71)	69
Income from continuing operations	23,653	(1,234)	22,419
Net income	381,701	(1,234)	380,467
Basic income per common share:
Income from continuing operations	$0.08	$—	$0.08
Income from discontinued operations	1.25	(0.01)	1.24

Net income	$1.33	$(0.01)	$1.32

Diluted income per common share:
Income from continuing operations	$0.08	$(0.01)	$0.07
Income from discontinued operations	1.19	0.01	1.20

Net income	$1.27	$—	$1.27

Nine Months Ended September 30, 2006:
Income tax provision	$12,082	$3,041	$15,123
Minority interest in WHC income (loss)	(653)	129	(524)
Income from continuing operations	51,142	(3,170)	47,972
Net income	421,313	(3,170)	418,143
Basic income per common share:
Income from continuing operations	$0.18	$(0.01)	$0.17
Income from discontinued operations	1.29	—	1.29

Net income	$1.47	$(0.01)	$1.46

Diluted income per common share:
Income from continuing operations	$0.17	$(0.01)	$0.16
Income from discontinued operations	1.25	—	1.25

Net income	$1.42	$(0.01)	$1.41

	Consolidated Statement of Cash Flows
	As Previously
	Reported	Adjustments	Restated

Nine Months Ended September 30, 2006:
Net income	$421,313	$(3,170)	$418,143
Minority interest in WHC income (loss)	(653)	129	(524)
Deferred income taxes	—	3,041	3,041

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.

The information for the three and nine months ended September 30, 2006 has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in Note 15, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition.

Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of certain recent developments, background information on certain trends and strategies and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of September 30, 2007.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Company Overview

HLTH Corporation (which we refer to as HLTH) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market. We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000 and to Emdeon Corporation in October 2005 in connection with the initial public offering of equity securities of WebMD Health Corp. (which we refer to as WHC), our WebMD segment. In connection with the November 2006 sale of a 52% interest in our Emdeon Business Services segment, we transferred our rights to the name “Emdeon” and related intellectual property to Emdeon Business Services, and agreed to change our name within nine months of the sale of Emdeon Business Service. Accordingly, in May 2007, Emdeon Corporation changed its name to HLTH Corporation.

As of September 30, 2007, we owned 83.9% of the aggregate amount of outstanding shares of WHC Class A Common Stock and Class B Common Stock and, accordingly, we consolidated the minority shareholders’ 16.1% share of equity and net income or loss of WHC.

On September 14, 2006, we completed the sale of our Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as Sage Software). We refer to this transaction in this MD&A as the EPS Sale. Accordingly, the results of EPS have been presented as discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2006, as well as for the three and nine months ended September 30, 2007.

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

Operating Segments

We have aligned our business into four operating segments and one corporate segment. The following is a description of each of our operating segments and our corporate segment:

•	WebMD. WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex Corporation (which we refer to as Summex) on June 13, 2006 and e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite, Inc. (which we refer to as Medsite) on September 11, 2006. In addition, WebMD publishes: medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person medical education through December 31, 2006, the date at which it no longer provided this service.

•	ViPS. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s consumer products are used in a variety of office and home products, including highlighting pens, children’s coloring markers, air fresheners, power tool dust canisters, computer printers and water filters. Porex’s industrial products are designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents, pneumatic silencers and a broad range of filters and filtration components. Porex also provides technologically advanced sterile surgical products, such as biomaterial implantable products, used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Emdeon Business Services. EBS provides solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results but are reflected as an equity investment in our operating results.

•	Corporate. The Corporate segment provides shared services across some or all of our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, we entered into transition services agreements whereby we provide Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services.

Recent Developments

Certain Potential Transactions.  As previously disclosed, HLTH currently intends to propose a transaction that would allow HLTH’s stockholders to participate more directly in the ownership of WHC Common Stock. In that regard, the WHC Board of Directors has formed a special committee (which we refer to as the Special Committee), consisting of Stanley S. Trotman, Jr. and Jerome C. Keller (two non-management members of WHC’s Board who do not serve on HLTH’s Board of Directors), to evaluate and negotiate any potential transaction with HLTH. The Special Committee has retained Morgan Joseph & Co. Inc. as its financial advisor and Cahill Gordon & Reindel LLP as its legal counsel. HLTH has retained Raymond James & Associates, Inc. as its financial advisor and O’Melveny & Myers LLP as its legal counsel. There can be no assurance that any such transaction will be agreed upon or ultimately consummated.

The potential transaction that HLTH currently intends to propose to the Special Committee (which we refer to as the Potential WHC Transaction) would involve the merger of HLTH into WHC, with WHC being the surviving company. Each share of HLTH Common Stock would be converted, in the merger, into a combination of cash and WHC Common Stock. HLTH expects the merger consideration to reflect, among other factors, an evaluation of the realizable values of the assets and liabilities of HLTH, other than its ownership of WHC. HLTH expects that shares of WHC Common Stock would constitute up to 50% of the merger consideration and their receipt would be tax free to HLTH stockholders. HLTH expects that the cash necessary to consummate the transaction would come from cash and cash equivalents on hand at HLTH and WHC and from the proceeds of the sales by HLTH of its ViPS and Porex subsidiaries and possibly its 48% interest in EBSCo. HLTH has received unsolicited preliminary indications of interest for each of these assets and intends to explore potential sales transactions (which we refer to as the Potential Sale Transactions). However, there can be no assurance that such exploration will result in any definitive agreement or transaction.

WHC stockholders, other than HLTH, would continue to own their shares of WHC Class A Common Stock following the Potential WHC Transaction, but would no longer be minority stockholders of a controlled company and the shares of WHC Class B Common Stock currently owned by HLTH would be retired. In addition, as a result of the transaction, the amount of publicly traded WHC Common Stock would be dramatically increased. However, HLTH anticipates that the total number of outstanding shares of WHC Common Stock would be reduced in the transaction.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against nine insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to our company and to EPS, our former subsidiary, which is our co-plaintiff in the Coverage Litigation (which we refer to collectively as the Plaintiffs). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (which we refer to as SSHI).

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with certain insurers having agreed to provide specified amounts of coverage before the coverage provided by other insurers at higher layers is available. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000 (which we refer to as the Synetic Policies). To date, $10,000 has been paid by insurance companies representing the first two of the four total layers of insurance coverage under the EPS Policies, and $6,414 has been paid by the insurance company representing the primary layer of insurance coverage under the Synetic Policies, in each case subject to reservations of rights. Our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by our company. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on his behalf.

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

Indemnification Obligations.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information we had recently received at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation was approximately $57,800 to $83,000. Accordingly, we recorded a pre-tax charge of $57,800 during the quarter ended June 30, 2007, which represents our estimate of the low end of the probable range of cost related to this matter. We have reserved the low end of the probable range of cost because no estimate within the range was a better estimate than any other amount. This estimate includes assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods.

Enterprise Systems Development Agreement.  In September 2007, our ViPS subsidiary was selected as an information technology partner by the Centers for Medicare and Medicaid Services (which we refer to as CMS) in its new contracting vehicle named Enterprise Systems Development, or ESD. CMS is expected to procure a majority of their information technology development work for the next ten years under this new contract. CMS set a maximum ceiling of $4 billion on the value of contracts to be awarded under this vehicle. ViPS is one of 8 large business awardees. The ESD contract is part of CMS’ vision to achieve a transformed and modernized healthcare system for its Medicare and Medicaid beneficiaries. The ESD partnering environment will focus on establishing and maintaining a collaborative business arrangement between CMS and its select partners, including ViPS, to advance performance, improve care quality and create value-driven, transparent healthcare in the United States. The ESD contract is a master agreement that provides ViPS with the opportunity to submit bids on future task orders issued by CMS, but does not specifically allocate any task orders to ViPS. There can be no assurance that bids submitted by ViPS under ESD will be accepted or that ViPS will be awarded any specific amount of work under ESD.

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

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that they will continue to implement services like those we provide through our private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of HLTH’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software and Web site development costs, inventory valuation, prepaid advertising services, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

•	Investments — Our investments, at September 30, 2007, consisted principally of certificates of deposit, auction rate securities, asset backed securities, money market funds and marketable equity securities. Each reporting period we evaluate the carrying value of our investments and record a loss on investments when we believe an investment has experienced a decline in value that is other than temporary. Our investments are classified as available-for-sale and are carried at fair value. We do not recognize gains on an investment until sold. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Once realized, the gains and losses and declines in value determined to be other-than-temporary are recorded. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value, the extent and length of the time to which the market value has been less than cost and the financial condition and near-term prospects of the investment.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues their Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three and nine months ended September 30, 2007, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $3,529 and $9,398 during the three and nine months ended September 30, 2007 and our ownership in WHC decreased to 83.9%, as of September 30, 2007, from 84.6%, as of December 31, 2006. We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Equity Investment in EBSCo — We account for our equity investment in EBSCo in accordance with Accounting Principles Board (which we refer to as APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (which we refer to as APB 18), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. We believe our equity investment in EBSCo meets these criteria. We assess the recoverability of the carrying value of our investment whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. Factors indicating a decline in value that is deemed to be other-than-temporary include the lack of intent and our inability to retain the investment until any anticipated recovery in the carrying amount of the investment, or the inability of the investment to sustain an earnings capacity which would justify the carrying amount. As of September 30, 2007, the current fair value of our equity investment in EBSCo exceeds its carrying amount of $23,169.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase HLTH Common Stock is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH Common Stock. Prior to August 1, 2007, the expected volatility for stock options to purchase WHC Class A Common Stock was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007 expected volatility is based on implied volatility from traded options of WHC Class A Common Stock combined with historical volatility of WHC Class A Common Stock.

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $1.2 billion, which expire at varying dates from 2011 through 2026. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of September 30, 2007, a valuation allowance has been provided against all domestic net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of our NOLs. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties were $1,135.

On January 1, 2007, we adopted Financial Accounting Standards Board (which we refer to as FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (which we refer to as FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, we reduced the existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit. In addition, we reduced $5,572 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
			(Restated)				(Restated)

Revenue	$133,308	100.0	$299,732	100.0	$384,627	100.0	$868,557	100.0
Costs and expenses:
Cost of operations	53,340	40.0	169,710	56.6	162,670	42.3	505,925	58.2
Development and engineering	4,209	3.2	9,243	3.1	13,550	3.5	27,164	3.1
Sales, marketing, general and administrative	57,352	42.9	74,390	24.8	176,091	45.9	216,603	25.0
Depreciation and amortization	11,826	8.9	18,189	6.1	34,231	8.9	51,964	6.0
Interest income	10,864	8.1	6,599	2.2	30,638	8.0	15,450	1.8
Interest expense	4,573	3.4	4,723	1.6	13,909	3.6	14,082	1.6
Other income (expense), net	989	0.7	(2,809)	(0.9)	5,267	1.4	(5,698)	(0.7)

Income from continuing operations before income tax provision	13,861	10.4	27,267	9.1	20,081	5.2	62,571	7.2
Income tax provision	3,935	2.9	4,779	1.6	6,956	1.8	15,123	1.8
Minority interest in WHC income (loss)	1,800	1.4	69	—	2,758	0.7	(524)	(0.1)
Equity in earnings of EBS Master LLC	8,005	6.0	—	—	22,679	5.9	—	—

Income from continuing operations	16,131	12.1	22,419	7.5	33,046	8.6	47,972	5.5
Income (loss) from discontinued operations, net of tax	440	0.3	358,048	119.4	(56,236)	(14.6)	370,171	42.6

Net income (loss)	$16,571	12.4	$380,467	126.9	$(23,190)	(6.0)	$418,143	48.1

Revenue is currently derived from our three operating segments: WebMD, ViPS and Porex, and was derived through our EBS segment through the date of the EBS Sale on November 16, 2006. WebMD services include: advertising, sponsorship, CME, e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic health coaching. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, subscriptions to its professional medical reference textbooks, advertisements in WebMD the Magazine and from in-person CME programs in 2006. In-person CME services were no longer offered by WebMD as of December 31, 2006. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets. EBS, which was a segment through November 16, 2006, the date of the EBS Sale, provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

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

Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash stock-based compensation expense. Non-cash stock-based compensation reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The following table summarizes the non-cash stock-based compensation expense included in cost of operations, development and engineering, and sales, marketing, general and administrative expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Non-cash stock-based compensation expense included in:
Cost of operations	$1,518	$3,010	$4,168	$9,353
Development and engineering	156	286	292	854
Sales, marketing, general and administrative	8,043	7,930	23,403	25,028

Total	$9,717	$11,226	$27,863	$35,235

•	Non-cash advertising expense. Expense related to the use of WHC’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WHC utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales, marketing, general and administrative expense when WHC uses the asset for promotion of WHC’s brand.

The following discussion of our operating results reflects the reclassification of EPS as a discontinued operation in the prior year periods, as a result of the EPS Sale that was completed on September 14, 2006. In addition, our operating results reflect an increase in revenue and an offsetting increase to expenses, primarily within cost of operations, of $11,584 and $39,387 for the three and nine months ended September 30, 2006 related to the intercompany activity between EPS and our other operating segments, primarily EBS. This intercompany activity was primarily comprised of print-and-mail services (including postage) and electronic data interchange (which we refer to as EDI) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as a discontinued operation.

In contrast to the EPS Sale, the EBS Sale did not result in the accounting for EBS as a discontinued operation, because the EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements for the three and nine months ended September 30, 2006. Subsequent to the EBS Sale on November 16, 2006, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for the three and nine months ended September 30, 2007, as well as the EBS segment results for these periods, are presented on a basis that makes the operating results for the three and nine months ended September 30, 2006 not directly comparable to the operating results for the three and nine months ended September 30, 2007. In the discussion of our consolidated operating results below, in addition to noting the effect of the EBS Sale (which is relatively large as compared to all other differences between the periods), we have provided comparative information on items that reflect trends in our operating results based on their materiality to our consolidated operating results for the three and nine months ended September 30, 2007. Our WebMD, ViPS and Porex segment results were not affected by the EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

The following discussion includes a comparison of the results of operations for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

Revenue

Revenue for the three months ended September 30, 2007 was $133,308, compared to $299,732 in the prior year period. Revenue decreased by $166,424 primarily as a result of the EBS Sale, which was responsible for $187,266 of the decrease. Our WebMD and Porex segments had higher revenue of $20,553 and $569, which was slightly offset by lower revenue in our ViPS segment of $536, when compared to the prior year period.

Revenue for the nine months ended September 30, 2007 was $384,627, compared to $868,557 in the prior year period. Revenue decreased by $483,930 primarily as a result of the EBS Sale, which was responsible for $557,975 of the decrease. Partially offsetting the impact of the EBS Sale was higher revenue in our WebMD, Porex and ViPS segments in the amount of $65,331, $5,035 and $3,327, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations was $53,340 and $162,670 for the three and nine months ended September 30, 2007, compared to $169,710 and $505,925 in the prior year periods. Our cost of operations represented 40.0% and 42.3% of revenue for the three and nine months ended September 30, 2007, compared to 56.6% and 58.2% of revenue in the prior year periods. Included in cost of operations are non-cash expenses related to stock-based compensation of $1,518 and $4,168 for the three and nine months ended September 30, 2007, compared to $3,010 and $9,353 in the prior year periods. The decrease in non-cash stock-based compensation expense for the three and nine months ended September 30, 2007 is primarily due to the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption date of SFAS 123R, including the WebMD options and restricted stock granted at the time of the initial public offering, as well as non-cash stock-based compensation expense related to EBS employees, which was included in the prior year periods.

Cost of operations, excluding the non-cash stock-based compensation expenses discussed above, was $51,822 and $158,502, or 38.9% and 41.2% of revenue, for the three and nine months ended September 30, 2007, compared to $166,700 and $496,572, or 55.6% and 57.2% of revenue, in the prior year periods. The decrease in cost of operations excluding non-cash stock-based compensation expenses, as a percentage of revenue, was primarily due to the EBS Sale, as EBS services and products had lower gross margins than our other operations.

Development and Engineering.  Development and engineering expense was $4,209 and $13,550 for the three and nine months ended September 30, 2007, compared to $9,243 and $27,164 in the prior year periods. Our development and engineering expenses represented 3.2% and 3.5% of revenue for the three and nine months ended September 30, 2007, compared to 3.1% of revenue in each of the prior year periods. The decrease in development and engineering expense, was primarily due to the EBS Sale.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $57,352 and $176,091 for the three and nine months ended September 30, 2007, compared to $74,390 and $216,603 in the prior year periods. Our sales, marketing, general and administrative expenses represented 42.9% and 45.9% of revenue for the three and nine months ended September 30, 2007, compared to 24.8% and 25.0% of revenue in the prior year periods. Non-cash expense related to advertising was $169 and $2,489 for the three and nine months ended September 30, 2007, compared to $1,660 and $4,454 for the three and nine months ended September 30, 2006. This decrease was due to lower utilization of our prepaid advertising inventory. Non-cash stock-based compensation was $8,043 and $23,403 for the three and nine months ended September 30, 2007, compared to $7,930 and $25,028 in the prior year periods. Non-cash stock-based compensation expense was lower during the three and nine months ended September 30, 2007, when compared to the prior year periods as a result of the EBS Sale, as well as the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption of SFAS 123R.

This decrease was offset by additional stock compensation expense related to new equity awards granted during the later part of 2006 and during 2007.

Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $49,140 and $150,199, or 36.9% and 39.1% of revenue, for the three and nine months ended September 30, 2007, compared to $64,800 and $187,121, or 21.6% and 21.5% of revenue, in the prior year periods. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was primarily due to the EBS Sale, as EBS had lower sales, marketing, general and administrative expenses as a percentage of revenue than our other operations. The EBS Sale was also the primary reason for the decrease in sales, marketing, general and administrative expense, in absolute dollars. Also contributing to the decrease in sales, marketing, general and administrative expense, in absolute dollars, was lower shared service costs and other corporate expenses due to the EBS Sale and EPS Sale. This decrease was offset by higher expenses within our WebMD segment related to recent acquisitions that were not included, or only partially included in the prior year periods, as well as higher compensation related costs due to increased staffing and sales commissions related to higher revenue.

Depreciation and Amortization.  Depreciation and amortization expense was $11,826 and $34,231, or 8.9% of revenue, for each of the three and nine months ended September 30, 2007, compared to $18,189 and $51,964, or 6.1% and 6.0% of revenue, for the three and nine months ended September 30, 2006. The decrease in depreciation and amortization expense was primarily due to the EBS Sale. Partially offsetting this decrease to depreciation and amortization expense for the three and nine months September 30, 2007, were WebMD’s recent acquisitions and capital improvements within our WebMD segment, which resulted in additional depreciation and amortization expense for the three and nine months ended September 30, 2007, as compared to the prior year periods.

Interest Income.  Interest income increased to $10,864 and $30,638 for the three and nine months ended September 30, 2007, from $6,599 and $15,450 in the prior year periods. The increase was due to higher average investment balances and higher rates of return for the three and nine months ended September 30, 2007, as compared to the prior year periods.

Interest Expense.  Interest expense of $4,573 and $13,909 for the three and nine months ended September 30, 2007 was consistent with interest expense of $4,723 and $14,082 for the three and nine months ended September 30, 2006. Interest expense for both the three and nine months ended September 30, 2007 and 2006 primarily included the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Other Income (Expense), Net.  For the three and nine months ended September 30, 2007, other income, net, was $989 and $5,267, compared to other expense, net of $2,809 and $5,698 in the prior year periods. Other income, net includes transition services income of $985 and $4,909 for the three and nine months ended September 30, 2007 and $340 for the three and nine months ended September 30, 2006 related to the services we provide to EBSCo and Sage Software, net of services EBSCo provides to us, related to each of their respective transition services agreements, and $377 and $1,123 for the three and nine months ended September 30, 2007 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. Other expense of $2,126 and $4,198 for the three and nine months ended September 30, 2006 represents advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for our former EBS segment. Also included in other income (expense), net was $373 and $1,164 for the three and nine months ended September 30, 2007 and $1,023 and $1,840 for the three and nine months ended September 30, 2006, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Income Tax Provision.  The income tax provision of $3,935 and $6,956 for the three and nine months ended September 30, 2007 and $4,779 and $15,123 for the three and nine months ended September 30, 2006, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have NOL carryforwards to offset that income. Additionally, included in the income tax provision is deferred tax expense related to a portion of our goodwill that is deductible for tax purposes, as well as deferred tax expense, which has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations or established through equity.

Minority Interest in WHC Income (Loss).  Minority interest expense of $1,800 and $2,758 for the three and nine months ended September 30, 2007, compared to minority interest expense of $69 and income of $524 for the prior year periods, represents the minority stockholders’ proportionate share of income or loss for the consolidated WebMD segment. The ownership interest of minority shareholders was created as part of our initial public offering of the WebMD segment on September 28, 2005 and fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders ownership percentage of WHC was 16.1% as of September 30, 2007, compared to 14.4% as of September 30, 2006.

Income (Loss) from Discontinued Operations, Net of Tax.  Income (loss) from discontinued operations for the three and nine months ended September 30, 2007 was a gain of $440 and a loss of $56,236, respectively. Included in loss from discontinued operations for the nine months ended September 30, 2007 is a pre-tax charge of approximately $57,800, recognized in the quarter ended June 30, 2007, related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina. For a description of this matter, see “— Recent Developments.” Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2007 is a gain related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes, partially offset by stock-based compensation expense from our equity held by EPS employees. For the three and nine months ended September 30, 2006, income from discontinued operations of $358,048 and $370,171 included a gain of $352,269, net of tax, recognized in connection with the EPS Sale.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: a working capital adjustment from the sale of 52% of EBS; legal expenses which reflect costs and expenses incurred by our company which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC, income related to the reduction of certain sales and use tax contingencies and advisory expense related to the evaluation, in 2006, by our Board of Directors of strategic alternatives for EBS. Inter-segment revenue primarily represents printing services provided by EBS during the three and nine months ended September 30, 2006 and certain services provided by our WebMD segment to our other operating segments during the three and nine months ended September 30, 2007 and 2006.

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net income (loss) are presented below:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)
		(Restated)		(Restated)

Revenue
Emdeon Business Services	$—	$187,266	$—	$557,975
WebMD	87,198	66,645	238,639	173,308
ViPS	24,307	24,843	76,851	73,524
Porex	21,867	21,298	69,579	64,544
Inter-segment eliminations	(64)	(320)	(442)	(794)

	$133,308	$299,732	$384,627	$868,557

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$44,547	$—	$127,519
WebMD	24,077	14,633	51,839	30,759
ViPS	4,809	5,302	14,743	15,517
Porex	6,445	6,133	20,262	18,732
Corporate	(6,053)	(11,000)	(19,267)	(33,633)

	29,278	59,615	67,577	158,894
Interest, taxes, non-cash and other items
Depreciation and amortization	(11,826)	(18,189)	(34,231)	(51,964)
Non-cash stock-based compensation	(9,717)	(11,226)	(27,863)	(35,235)
Non-cash advertising	(169)	(1,660)	(2,489)	(4,454)
Interest income	10,864	6,599	30,638	15,450
Interest expense	(4,573)	(4,723)	(13,909)	(14,082)
Income tax provision	(3,935)	(4,779)	(6,956)	(15,123)
Minority interest in WHC (income) loss	(1,800)	(69)	(2,758)	524
Equity in earnings of EBS Master LLC	8,005	—	22,679	—
Other income (expense), net	4	(3,149)	358	(6,038)

Income from continuing operations	16,131	22,419	33,046	47,972
Income (loss) from discontinued operations, net of tax	440	358,048	(56,236)	370,171

Net income (loss)	$16,571	$380,467	$(23,190)	$418,143

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included for the period January 1, 2006 through September 30, 2006.

The following discussion is a comparison of the results of operations for each of our operating segments and our corporate segment for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

WebMD.  Revenue was $87,198 and $238,639 for the three and nine months ended September 30, 2007, an increase of $20,553 or 30.8% and $65,331 or 37.7%, compared to the prior year periods. The increase in revenue was primarily attributed to an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites, as well as increased licensing revenue from our private online portals. Revenue from the acquisition of Subimo LLC, Medsite and Summex contributed $8,865 and $27,817 to the increase in revenue for the three and nine months ended September 30, 2007.

Earnings before interest, taxes, non-cash and other items was $24,077 and $51,839 for the three and nine months ended September 30, 2007, compared to $14,633 and $30,759 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 27.6% and 21.7% for the three and nine months ended September 30, 2007, compared to 22.0% and 17.7% for the prior year periods. The increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in WebMD’s public portals, as well as the increase in companies using WebMD’s private portals without incurring a proportionate increase in overall expenses.

ViPS.  Revenue was $24,307 and $76,851 for the three and nine months ended September 30, 2007, a decrease of $536 or 2.2% and an increase of $3,327 or 4.5%, compared to the prior year periods. The slight decrease in revenue for the three months ended September 30, 2007 is primarily the result of lower revenue from professional consulting services that we provide to governmental agencies. The increase in revenue for the nine months ended September 30, 2007 was due to an increase in revenue from professional consulting services that we provide to governmental agencies over the nine month period, and, to a lesser extent, license revenue and related support and maintenance revenue related to data warehousing and decision-support software.

Earnings before interest, taxes, non-cash and other items was $4,809 and $14,743 for the three and nine months ended September 30, 2007, compared to $5,302 and $15,517 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 19.8% and 19.2% for the three and nine months ended September 30, 2007, compared to 21.3% and 21.1% for the prior year periods. The decrease in operating margin as a percentage of revenue for the three and nine months ended September 30, 2007, was primarily due to the changes in the type of revenue we earned, which can have varying degrees of profitability.

Porex.  Revenue was $21,867 and $69,579 for the three and nine months ended September 30, 2007, an increase of $569 or 2.7% and $5,035 or 7.8%, compared to the prior year periods. The increase in revenue for the three and nine months ended September 30, 2007 was primarily due to increased sales of our consumer and surgical products, as well as a favorable impact of exchange rates on the translation of our foreign operations, which was partially offset for the three months ended September 30, 2007 by lower sales of our healthcare products.

Earnings before interest, taxes, non-cash and other items was $6,445 and $20,262 for the three and nine months ended September 30, 2007, compared to $6,133 and $18,732 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 29.5% and 29.1% for the three and nine months ended September 30, 2007, compared to 28.8% and 29.0% for the prior year periods. Operating margin as a percentage of revenue for the three and nine months ended September 30, 2007 was slightly higher reflecting lower direct manufacturing costs relating to the mix of products produced, which can have varying degrees of profitability, partially offset by higher compensation related costs.

Corporate.  Corporate includes services shared across some or all of our operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. In addition, corporate includes the net fees we earned from the support services we provide to EBSCo and Sage Software. Corporate expenses were $6,053 or 4.5% of revenue and $19,267 or 5.0% of revenue for the three and nine months ended September 30, 2007, compared to $11,000 or 3.7% of revenue and $33,633 or 3.9% of revenue for the prior year periods. The decrease in corporate expenses, in dollars, for the three and nine months ended September 30, 2007, was the result of the EBS Sale and the EPS Sale which occurred in the latter half of 2006 and resulted in a significant reduction in a portion of the shared services performed at corporate, which previously supported those operations. The most significant reductions in expenses were related to personnel expenses, as well as certain outside services including legal and accounting services. Additionally, included in corporate is transition service income, net of expenses, of $985 and $4,909 for the three and nine months ended September 30, 2007 and $340 for both the three and nine months ended September 30, 2007, related to the services we continue to provide to EBSCo and Sage Software, which were not included, or were only partially included, in the prior year periods. The increase in corporate expenses as a percentage of revenue was due to the impact of lower revenue as a result of the EBS Sale, combined with the effect of certain corporate expenses that are fixed in nature, and accordingly, did not decrease in proportion to the reduction in revenue.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by EBS during the three and nine months ended September 30, 2006, and certain services provided by the WebMD segment to our other operating segments during the three and nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

We began operations in January 1996 and, until 2004, we had incurred net losses in each year and, as of September 30, 2007, we had an accumulated deficit of approximately $9.4 billion. We plan to continue to invest in acquisitions, strategic relationships, infrastructure and product development.

As of September 30, 2007, we had approximately $784,458 in cash and cash equivalents and short-term investments, including $277,614 in cash and cash equivalents and short-term investments held by WHC, and working capital, excluding our liabilities of discontinued operations, of $802,435. We invest our excess cash principally in money market funds and other short term instruments such as auction rate securities, and asset backed securities and expect to do so in the future. As of September 30, 2007, all our marketable securities were classified as available-for-sale. In February of 2007, we transferred $140,000 to WHC as an estimate of the payment in accordance with the tax sharing agreement between HLTH and WHC, which requires HLTH to reimburse WHC for WHC’s NOLs utilized in connection with the gains HLTH realized in 2006 on the EPS Sale and EBS Sale transactions. During September 2007, we finalized the amount of NOLs utilized and transferred to WHC an additional $9,862. The total transfer of the $149,862 had no impact on our consolidated cash position or liquidity.

Cash provided by operating activities from our continuing operations was $56,565 for the nine months ended September 30, 2007, compared to cash provided by operating activities from our continuing operations of $135,814 for the prior year period. The $79,249 decrease in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to EBS being treated as an equity investment during the nine months ended September 30, 2007. While we are sharing 48% of EBSCo’s earnings, we did not receive cash distributions from the investment during the current year periods. Also contributing to this decrease in cash flow from operating activities, when compared to the prior year, were estimated payments for income taxes, which were higher than the prior year period due to the gain recognized for the EBS Sale during the three months ended December 31, 2006.

Cash used in investing activities was $321,756 for the nine months ended September 30, 2007, compared to cash provided by investing activities from our continuing operations of $592,848 for the prior year period. Cash used in investing activities for the nine months ended September 30, 2007, was attributable to net disbursements of $338,030 from purchases, net of maturities and sales, of available for sale securities compared to $198,190 of proceeds from maturities and sales, net of purchases, for the prior year period. During the nine months ended September 30, 2007, we received $19,921 in repayment of advances to EBSCo, which primarily consisted of $10,000 advanced to EBSCo at closing on November 16, 2006 to support working capital needs and $10,016 of expenses paid by us on EBSCo’s behalf through December 31, 2006. In addition, during the nine months ended September 30, 2007, we received $11,667, which was released from escrow, related to the EPS Sale. Cash provided by investing activities from our continuing operations for the nine months ended September 30, 2006 included $524,245 of proceeds received from the EPS Sale, offset by $119,635 in cash paid for business combinations, which primarily related to the acquisitions of Medsite, Inc., Summex Corporation and eMedicine.com, Inc., as well as the contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. and MedcineNet, Inc. Investments in property and equipment decreased to $18,112 for the nine months ended September 30, 2007 from $38,231 a year ago, primarily as a result of the EBS Sale.

Cash provided by financing activities was $71,127 for the nine months ended September 30, 2007, compared to cash used in financing activities of $9,434 for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 principally related to proceeds of $114,077 from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options as well as a tax benefit of $4,318 from the exercise of employee stock options, partially offset by the repurchases of HLTH Common Stock of $47,120. Cash used in financing activities for the nine months ended September 30, 2006, principally related to the repurchases of HLTH

Common Stock of $71,843, partially offset by proceeds of $62,768 from the issuance of HLTH Common Stock resulting from exercises of employee stock options.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the EPS segment as a result of the EPS Sale. Our cash flows from discontinued operations for the nine months ended September 30, 2007 of $9,339 represent payments of legal fees related to our indemnity obligations of the initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. Our remaining reserve relating to this indemnity obligation was $48,434 as of September 30, 2007. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. Our cash flows from discontinued operations for the nine months ended September 30, 2006 are comprised of cash flows provided by operating activities of $25,985 and cash flows used in investing activities of $26,010, and represent activity related to the operations of our EPS segment prior to the EPS Sale.

Our principal commitments at September 30, 2007 were our commitments related to our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025. In addition, we have obligations under operating leases of $67,113. We anticipate capital expenditure requirements of approximately $23,000 to $28,000 for the full year of 2007, of which approximately $15,000 to $20,000 relates to WebMD.

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

The above discussion does not consider any impact that the Potential WHC Transaction or the Potential Sale Transactions may have on our liquidity. As discussed earlier in this MD&A, we are considering the sales of our ViPS and Porex subsidiaries and possibly the sale of our 48% interest in EBSCo. We have received unsolicited preliminary indications of interest for each of these assets and intend to explore potential sales transactions. There can be no assurance that such exploration will result in any definitive agreement or transaction. We are also planning to propose a transaction to a Special Committee of WHC’s Board of Directors, which would involve the merger of HLTH into WHC for a combination of cash and WHC Common Stock. We are unable at this time to determine how much cash would be used to effect such a transaction. However, we expect that we would use all of the cash raised through the potential sales of ViPS, Porex and possibly our 48% interest in EBSCo., along with a portion of our available cash and cash equivalents on hand at HLTH and WHC to consummate the proposed transaction. We cannot yet determine the effect that these transactions will have on our liquidity until the transaction terms have been negotiated.

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

WebMD faces significant competition for its products and services

The markets in which WebMD operates are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes for users with online services and Web sites that provide health-related information, including commercial sites as well as public sector and not-for-profit sites. WebMD competes for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and with other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	WebMD’s Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than WebMD has.

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

Lengthy sales and implementation cycles for WebMD’s private online portals make it difficult to forecast revenues from these applications and may have an adverse impact on that business

The period from WebMD’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD’s control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD’s control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict WebMD’s financial performance from quarter to quarter.

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

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

WebMD’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In August 2007, the ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that are producing, marketing, re-selling or distributing health care goods and services. “Commercial interests” are prohibited from being accredited providers of CME, and no entity owned or controlled by a “commercial interest” can be accredited by the ACCME. In addition, the revised standards also provide that accredited CME providers may not place their CME content on websites owned or controlled by a “commercial interest.”

As a result of the revised standards, Medscape is implementing adjustments to the structure, management and operation of Medscape and its CME programs intended to ensure that Medscape and its CME programs are independent of WebMD promotional activities as required by the revised standards. ACCME requires accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009, and those relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008. WebMD believes that the adjustments it is making to the Medscape business will meet the revised standards. However, we cannot be certain whether ACCME will find that these adjustments are sufficient to meet the revised standards or predict whether the ACCME may impose additional requirements.

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

In September 2007, our ViPS subsidiary was selected as an information technology partner by the Centers for Medicare and Medicaid Services (CMS) in its new contracting vehicle named Enterprise Systems Development, or ESD. CMS is expected to procure a majority of their information technology development work for the next ten years under this new contract. The ESD contract is a master agreement that provides ViPS with the opportunity to submit bids on future task orders issued by CMS, but does not specifically allocate any task orders to ViPS. There can be no assurance that bids submitted by ViPS under ESD will be accepted or that ViPS will be awarded any specific amount of work under ESD. Contracts under ESD have significantly greater compliance obligations for prime contractors and subcontractors than contracts issued under the predecessor Professional Technology Services or PITS contracting vehicle. These compliance obligations may make performance under ESD more difficult and costly than performance under PITS, which could adversely affect ViPS’ financial results.

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

The development and/or implementation by ViPS of new software applications and features may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated applications or features will justify the amounts spent or that ViPS will be able to successfully develop and implement these applications and features.

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

Developments in the healthcare industry and its funding could adversely affect our businesses

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

In addition, healthcare industry participants’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. Furthermore, because ViPS derives a substantial amount of its revenue from government contracts and subcontracts, a general reduction in government spending or a reduction in government spending on healthcare or information technology projects could adversely affect ViPS.

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

Risks Related to Certain Potential Transactions

We cannot assure you that proposing the Potential WHC Transaction will result in any transaction being agreed upon or that any such transaction would be successfully completed

As previously disclosed, we currently intend to propose the Potential WHC Transaction to the Special Committee of WHC’s Board of Directors formed to evaluate and negotiate any such potential transaction with HLTH. That process may or may not result in a definitive agreement with respect to the Potential WHC Transaction. In addition, even if a definitive agreement is entered into, our ability to complete such a transaction will depend on numerous factors, some of which are outside of our control. Even if a transaction is completed, there can be no assurance that it will achieve the benefits contemplated by the parties or those expected by their respective securityholders. Furthermore, the process of exploring the Potential WHC Transaction may be more time consuming and expensive than we currently anticipate.

There may be negative impacts on HLTH and WHC as a result of proposing the Potential WHC Transaction

As a result of our intention to propose the Potential WHC Transaction and the process expected to follow from that, the financial results and operations of HLTH and WHC may be adversely affected by the diversion of management resources to that process and uncertainty regarding the outcome of the process. For example, such process could lead us to lose or fail to attract employees, customers or business partners. Although we intend to take steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of HLTH and WHC.

We cannot assure you that the decision to explore the Potential Sale Transactions will result in us pursuing a transaction or that any such transaction would be successfully completed

As previously disclosed, we have received unsolicited preliminary indications of interest for each of ViPS, Porex and our 48% interest in EBSCo and we currently intend to explore Potential Sale Transactions involving those assets. That process may or may not result in agreements with respect to one or more Potential Sale Transactions. In addition, our ability to complete any Potential Sale Transactions, if our Board decides to pursue them, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. Even if one or more Potential Sale Transactions are completed, there can be no assurance that they will have a positive effect on the price of our Common Stock. In addition, the process of exploring the Potential Sale Transactions may be more time consuming and expensive than we currently anticipate.

There may be negative impacts on ViPS and Porex as a result of exploring the Potential Sale Transactions

As a result of our intention to explore the Potential Sale Transactions and the process expected to follow from that, the financial results and operations of ViPS and Porex may be adversely affected by the diversion of management resources to that process and uncertainty regarding the outcome of the process. For example, the uncertainty of whether we will continue to own these businesses in the future could lead us to lose or fail to attract employees, customers or business partners. Although we intend to take steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of these businesses.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2007 and 2008 are $371.2 million and $0.9 million, respectively.

The $350,000 of 1.75% Convertible Subordinated Notes due 2023 and the $300,000 of 3 1/8% Convertible Notes due 2025 that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex is not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $1.5 million and $2.4 million, during the three and nine months ended September 30, 2007, respectively, and foreign currency translation gains were $1.0 million and $2.4 million, during the three and nine months ended September 30, 2006. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of September 30, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting, except for the implementation of a planned conversion by HLTH to a new enterprise resource planning system (including new accounting software) primarily at the corporate level. As a result, certain business processes and accounting procedures of HLTH have also changed. The third party vendor for this system is the one that has been used by WHC (and, accordingly, by HLTH for its WebMD segment) since the second quarter of 2006. HLTH’s decision to change these systems was made following completion of the EBS Sale and EPS Sale in order to increase efficiency and to reduce costs, and was based on experience with the system at WebMD. The decision to change systems was not in response to any identified deficiency or weakness in HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

The risk factors contained in Part I, Item 2 of this Quarterly Report under the heading “Factors That May Affect Our Future Financial Condition or Results of Operations — Risks Relating to Certain Potential Transactions” are incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

07/01/07 - 07/31/07	321,992	$13.22	318,925	$41,555,820
08/01/07 - 08/31/07	3,635	13.34	—	41,555,820
09/01/07 - 09/30/07	3,083	14.33	—	41,555,820

Total	328,710	$13.23	318,925	$41,555,820

(1)	Includes 3,067, 3,635 and 3,083 shares withheld from HLTH Restricted Stock that vested during July, August and September 2007, respectively, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 9 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 18, 2007, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class III directors to serve three year terms ending in 2010:

Mark J. Adler, M.D.	— votes FOR	168,998,269
	— votes withheld	1,139,344
Kevin M. Cameron	— votes FOR	168,992,284
	— votes withheld	1,145,329
Herman Sarkowsky	— votes FOR	168,924,196
	— votes withheld	1,213,417

•	Proposal 2 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2007:

Votes FOR:	168,651,732
Votes AGAINST:	1,241,045
Abstentions:	244,838
Broker non-votes:	0

As a result, Dr. Adler and Messrs. Cameron and Sarkowsky were each elected to serve a three year term ending in 2010 and Proposal 2 was approved.

In addition to the directors elected at the Annual Meeting, our Board of Directors consists of: Neil F. Dimick and Joseph E. Smith, whose terms expire in 2008; and Paul Brooke, James V. Manning and Martin J. Wygod, whose terms expire in 2009.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Second Amended and Restated Limited Liability Company Agreement for EBS Master LLC
3.1		Eleventh Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.4		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.1		Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to WebMD Health Corp.’s Quarterly Report on Form 10-Q for the quarter filed on November 9, 2007)**
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant

*	Filed herewith.

**	Relates to executive compensation.

E-1