Form 10-K
period 2007-12-31
HLTH CORP
filed 2008-02-29
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24975

HLTH Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3236644
(State of incorporation)	(I.R.S. employer identification no.)

669 River Drive, Center 2 Elmwood Park, New Jersey (Address of principal executive office)	07407-1361 (Zip code)

(201) 703-3400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,378,400,000 (based on the closing price of HLTH Common Stock of $14.01 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 25, 2008, there were 183,364,124 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, WebMD Health and Benefits Managersm, CME Circle®, eMedicine®, MedicineNet®, Medpulse®, Medscape®, MEDPOR®, Medsite®, POREX®, RxList®, Select Quality Care®, Summex®, theheart.org®, The Little Blue Booktm and ViPSsm are trademarks of HLTH Corporation or its subsidiaries.

Emdeontm and Emdeon Business Servicestm are trademarks of Emdeon Business Services, LLC or its subsidiaries.

i

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

ii

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

WebMD’s private portals are licensed to employers and health plans for use by their employees and members. These private portals are not part of The WebMD Health Network, do not involve advertising or sponsorship by third parties, and their users and page views are not included in measurements of The WebMD Health Network’s traffic volume.

iii

PART I

Item 1.	Business

INTRODUCTION

Corporate Information

HLTH Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000, to Emdeon Corporation in October 2005 and to HLTH Corporation in May 2007. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades under that symbol on the Nasdaq Global Select Market.

Our principal executive offices are located at 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361 and our telephone number is (201) 703-3400.

Overview

Introduction.  As of the date of this Annual Report, HLTH owns the following: approximately 84% of the outstanding Common Stock of WebMD Health Corp., a publicly traded subsidiary of HLTH; and the wholly owned subsidiaries that constitute HLTH’s ViPS business and its Porex business. Brief summaries of the businesses of WebMD, ViPS and Porex are included in this Overview and they are described in more detail below. In addition, during all of 2007 and until February 8, 2008, HLTH owned an investment in EBS Master LLC, as described below under “Recent Developments — Sale of Investment in EBS Master LLC.”

In this Annual Report, we use the name WebMD to refer to the reporting segment of HLTH that consists of the WebMD business and the name WHC to refer to WebMD Health Corp., the public company that owns the WebMD business. WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. HLTH owns all 48,100,000 outstanding shares of WHC’s Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by HLTH represents approximately 96.2% of the combined voting power of WHC’s outstanding Common Stock.

On February 20, 2008, HLTH and WHC entered into a Merger Agreement, pursuant to which HLTH will merge into WHC, with WHC continuing as the surviving company (which we refer to as the WHC Merger). HLTH and WHC will each be seeking stockholder approval of the WHC Merger. HLTH has also announced that it intends to divest its ViPS and Porex businesses. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. For additional information, see “Recent Developments — WHC Merger and ViPS and Porex Divestitures” below.

WebMD.  WebMD provides health information services for consumers, physicians, healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. WebMD’s operations include:

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

•	Private Online Portals. WebMD’s private portals provide a cost-effective platform for employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD also offers related services for the use of such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD’s private portals provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. WebMD generates revenues by licensing its private portals to employers and payers for use by their employees and members. WebMD’s private portals do not display or generate revenue from advertising or sponsorship.

•	Publishing and Other Services. WebMD also provides complementary offline health content. WebMD’s offline publications include The Little Blue Book, a physician directory and WebMD the Magazine, a consumer publication launched in early 2005 that WebMD distributes free of charge to physician office waiting rooms.

WebMD revenue was $332.0 million in 2007, $248.8 million in 2006 and $163.2 million in 2005.

ViPS.  ViPS provides healthcare data management, analytics, decision-support and process-automation solutions, and related information-technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS’ solutions and services help its clients improve patient outcomes, increase customer satisfaction and reduce costs.

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

ViPS had revenue of $103.1 million in 2007, $98.9 million in 2006 and $90.3 million in 2005.

Porex.  Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s customers include both end-users of its finished products, as well as manufacturers that include Porex components in their products. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 75 countries. Porex had revenue of $92.6 million in 2007, $85.7 million in 2006 and $79.1 million in 2005.

Recent Developments

WHC Merger and ViPS and Porex Divestitures.  On February 20, 2008, HLTH and WHC entered into a Merger Agreement, pursuant to which HLTH will merge into WHC, with WHC continuing as the surviving company. In the WHC Merger, each outstanding share of HLTH common stock will be converted into

0.1979 shares of WHC common stock and $6.89 in cash, which cash amount is subject to downward adjustment as described below (we refer to this as the Merger Consideration). The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. If the WHC Merger is consummated, it will eliminate both the controlling class of WHC stock held by HLTH and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. As previously announced, HLTH has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses from potential buyers. The cash portion of the Merger Consideration is subject to downward adjustment prior to closing, based on the amount of proceeds received from the disposition of HLTH’s investment in certain auction rate securities (ARS), which, under the terms of the Merger Agreement, must be liquidated by HLTH prior to the closing of the WHC Merger. We cannot predict, at this time, the amount of such downward adjustment. As described more fully below, HLTH had approximately $195 million of investments in certain ARS, excluding any ARS investments held by WHC as of the date of this Annual Report. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP). For additional information, see “— Investment in Auction Rate Securities” below.

If either ViPS or Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250 million in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the Merger is subject to: HLTH and WHC receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex and the sale of HLTH’s ARS investments; and other customary closing conditions. HLTH, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the WHC Merger, WHC as surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to as the Convertible Notes). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Convertible Notes would have been convertible. For additional information regarding these Notes, see Note 8 to the Consolidated Financial Statements of HLTH included in this Annual Report.

Additional Information About the Proposed WHC Merger and Where to Find It:  In connection with the proposed WHC Merger, HLTH and WHC expect to file, with the SEC, a proxy statement/prospectus as part of a registration statement regarding the proposed transaction. Investors and security holders are urged to read the proxy statement/prospectus because it will contain important information about HLTH and WHC and the proposed transaction. Investors and security holders may obtain a free copy of the definitive proxy statement/prospectus and other documents when filed by HLTH and WHC with the SEC at www.sec.gov or

www.hlth.com or www.wbmd.com. Investors and security holders are urged to read the proxy statement/prospectus and other relevant material when they become available before making any voting or investment decisions with respect to the WHC Merger.

Sale of Investment in EBS Master LLC.  On February 8, 2008, HLTH completed the sale (which we refer to as the 2008 EBSCo Sale), for $575 million in cash, of its 48% minority ownership interest in EBS Master LLC. The purchasers were an affiliate of General Atlantic LLC (which we refer to as GA) and affiliates of Hellman & Friedman, LLC. From November 16, 2006 until the 2008 EBSCo Sale, HLTH owned 48% of EBS Master LLC, which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that, until the sale by HLTH of a 52% interest in that business to an affiliate of GA in November 2006 (which we refer to as the 2006 EBS Sale), comprised the Emdeon Business Services segment of HLTH. In this Annual Report, we use the name EBSCo to refer to EBS Master LLC and we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of HLTH.

In the 2006 EBS Sale, HLTH received approximately $1.2 billion in cash and retained a 48% interest in EBS Master LLC. For additional information regarding the 2006 EBS Sale, see Note 3 to the Consolidated Financial Statements included in this Annual Report. The consolidated financial statements of EBSCo for the year ended December 31, 2007 and for the period from November 16, 2006 to December 31, 2006 are filed as Exhibit 99.1 to this Annual Report. As a result of the completion of the 2008 EBSCo Sale, HLTH has received total proceeds of approximately $1.775 billion in cash for Emdeon Business Services. HLTH and WHC are continuing their product development and marketing relationships with Emdeon Business Services following the 2008 EBSCo Sale.

Investment in Auction Rate Securities.  As of February 21, 2008, HLTH had a total of approximately $1.45 billion in consolidated cash, cash equivalents and marketable securities, which includes approximately $364 million of investments in certain ARS. WHC held $327 million of these cash, cash equivalents and marketable securities, including $169 million of HLTH’s consolidated ARS investments. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the FFELP, and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

The interest rates on these ARS are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments held by HLTH. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of the date of this Annual Report, HLTH believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, HLTH is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, HLTH is not yet able to quantify the amount of any impairment. HLTH believes that any lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations. However, HLTH has agreed to sell its ARS investments (other than those held by WHC) as a condition to the closing of the WHC Merger. See “— WHC Merger and VIPS and Porex Divestitures” above.

Available Information

We make available free of charge at www.hlth.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. WHC makes available free of charge at www.wbmd.com (in the “Investor Relations” section) copies of materials it files with, or furnishes to, the SEC as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC.

WebMD

WebMD’s Public Portals: The WebMD Health Network

Overview

WebMD’s content and services have made its public portals the leading online health destinations for consumers, physicians and other healthcare professionals. The WebMD Health Network consists of public portals that it owns and third party portals through which it provides its branded health and wellness content, tools and services. In 2007, The WebMD Health Network had an average of more than 41.8 million unique monthly users and generated over 3.5 billion page views.

Owned Web Sites.  Most of the traffic to and utilization of The WebMD Health Network is derived from Web sites that WebMD owns and operates. During 2007, sites WebMD owns accounted for approximately 94% of The WebMD Health Network’s unique users and approximately 96% of the page views. The following provides a brief description of each of WebMD’s owned public portals:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, WebMD’s flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 1,900 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.
Professional Portal Site
www.medscape.com	WebMD’s flagship Web site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.themedscapejournal.com	Previously known as Medscape General Medicine, or MedGenMed, The Medscape Medical Journal is the world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.
www.medsite.com	A site for physicians where they can manage their sponsored events.

Other Sites.  The WebMD Health Network also includes certain third party Web sites that WebMD supports. Those third party sites accounted for approximately 4% of the total page views on The WebMD Health Network during 2007. We sell the advertising and program content on the areas of the third party Web sites that we support. Until May 2007, we also supported the health channels of certain AOL properties.

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

Overview of Content and Service Offerings.  WebMD’s goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide their users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&A’s and encyclopedic references. WebMD’s approximately 90-person in-house staff, which includes professional writers, editors, designers and board-certified physicians, creates content for The WebMD Health Network. WebMD’s in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on WebMD’s editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. WebMD offers searchable access to the full content of its Web sites, including licensed content and reference-based content.

WebMD Health includes the following features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by WebMD’s professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on WebMD’s custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself and within the surrounding viewing area.
WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by the WebMD editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
General Medical Information	WebMD’s medical library allows consumers to research current information, some of which it licenses from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— Health Topics A-Z, an alphabetical listing of articles on specific health conditions and concerns

Feature	Description

— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics

Decision-Support Services.  WebMD’s decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.
Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by a group of WebMD physicians trained in the development of clinical decision-support applications.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A–Z glossary of terms.
Tests &Tools	Provides access to interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. WebMD also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	WebMD Health Manager is a free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

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

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with similar health conditions or concerns. Community Centers may include blogs, moderated message boards and posted member columns.
e-Newsletters	Allows consumers to receive personalized e-mail newsletters on general health-related subjects and topics targeted to their particular health concerns.
Expert Blogs	Expert healthcare professionals and non-healthcare professional members alike chronicle their experiences with one another in these online “journals.”
“Ask an Expert”	Health and wellness forums within which users can post their health questions and receive support and information from health experts, moderators and other members.

There are no membership fees and no general usage charges for our consumer portals. However, we offer one paid subscription service for consumers: The WebMD Weight Loss Clinic, which provides weight loss programs customized for individual users.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. WebMD believes that its professional portals, which include Medscape from WebMD, theheart.org, eMedicine and Medsite, reach more physicians than any other network of professional Web sites. WebMD believes that it is well positioned to increase usage by existing and new members because it offers physicians and other healthcare professionals a broad range of current clinical information and resources across more than 30 medical specialties. WebMD believes that Medscape from WebMD and its other professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

WebMD generates revenue from its professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portals do not pay any fees to WebMD for the right to access any of WebMD’s services.

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

Medscape’s original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by WebMD’s in-house editorial staff. WebMD regularly produces in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape also provides access to wire service stories and other news-related content and third-party CME activities. Medscape develops the majority of its content internally and supplements that with third-party content in areas such as drug information and full-text journal articles.

Medscape also publishes an original electronic-only journal, The Medscape Journal of Medicine (previously referred to as Medscape General Medicine, or MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. The Medscape Journal of Medicine, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. Visitors to www.themedscapejournal.com also can access The Medscape Journal of Medicine’s innovative Webcast Video Editorials as well as specialty content sections.

eMedicine.  eMedicine.com publishes online medical reference information for physicians and other healthcare professionals. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on over 6,500 diseases and disorders.

theheart.org.  theheart.org is one of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Medsite.  Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including activity development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. Through WebMD’s acquisition of Medsite, WebMD is now able to provide its pharmaceutical and medical device customers with an expanded set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. WebMD believes that in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

Membership.  Users must register to access the content and features of our professional portals. Registration by users enables WebMD to deliver targeted medical content based on such users’ registration profiles. Medscape from WebMD is organized by physician specialty and profession, and also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. We offer more than 30 specialty areas for WebMD’s users. There are no membership fees and no general usage charges for WebMD’s professional portals. Medscape members receive MedPulse®, its weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  Medscape is the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Medscape’s CME activities include both original activities and third-party activities that are distributed on its professional sites. In addition, Medscape’s CME Live offerings provide real-time Webcasts of CME activities on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. In 2007, over 3.1 million continuing education activities (the majority of which were physician CME) were completed by physicians and other healthcare professionals on Medscape and WebMD’s other professional Web sites, an increase of approximately 50% over 2006.

Medscape’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. For information regarding ACCME accreditation and related matters, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion — Continuing Medical Education” below.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either its entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of WebMD’s advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 1,000 branded or sponsored programs for its customers during 2007, 800 such programs during 2006, and approximately 570 such programs during 2005.

WebMD’s public portals provide advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. WebMD works with its advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. WebMD’s public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, WebMD’s contracts often include guarantees with respect to the number of users that visit the client sponsored-area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites. To a much lesser extent, WebMD also sells advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. WebMD’s private portals do not generate revenue from advertising or sponsorship. See ‘‘— Private Portals” below.

WebMD provides healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on WebMD’s portals. The following are some of the types of placements and programs WebMD offers to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	WebMD’s display of over 3.6 billion pages of healthcare information to users visiting its sites in 2007, which we believe is a much larger number of pages than was published by any other sponsor-supported health-oriented Web portal;

•	WebMD’s ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	WebMD’s ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities for physicians and other healthcare professionals.

Medscape creates and distributes CME and other educational activities supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which Medscape receives funding:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs that Medscape distributes online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentations by experts.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of content relating to conditions such as congestive heart failure or breast cancer. These centers include news, expert columns, guidelines and reference material.

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

WebMD has sole discretion for determining the types of advertising that it accepts on its Web sites. All advertisements, sponsorships and promotions that appear on WebMD’s Web sites must comply with its advertising and promotions policies. WebMD does not accept advertising that, in WebMD’s opinion, is not factually accurate or is not in good taste. WebMD also recognizes and maintains a distinct separation between advertising content that appears on its Web sites and editorial content that it publishes. WebMD believes that it takes appropriate steps to ensure that its users can easily distinguish between sponsored content and our news reporting and other editorial content.

Other Relationships

Editorial Partnerships.  WebMD has editorial partnerships with CBS News and leading publishers of consumer health, wellness and lifestyle publications who provide us with their branded content, including Hearst Communications, Martha Stewart Living Omnimedia, Rodale, Southern Progress, Harpo Productions, Sussex Publishers, Eating Well and American Media. In addition, WebMD provides its branded content to the CBS Evening News, CBS Early Show, CBSNews.com, Oprah.com and Hearst Digital Media.

Yahoo! Relationships.  WebMD entered into an agreement, effective November 1, 2007, with a wholly owned subsidiary of Yahoo! Inc., a global Internet company. Under this Agreement, WebMD has agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. WebMD has also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under the Search Agreement, WebMD will share revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. The term of the Search Agreement is four years starting November 1, 2007, subject to earlier termination in certain circumstances, including by a party in the event of an uncured material breach by the other party of its terms, or by either party upon a change of control of our company involving specified third parties. In addition, Yahoo! has the right to extend the Search Agreement for an additional one year after the initial four-year term if it has not sooner terminated, if WebMD does not submit a certain minimum number of site search requests during the initial four-year term.

WebMD has also entered into an advertising distribution agreement with Yahoo!, effective November 1, 2007, pursuant to which WebMD is permitted to sell advertisements to third parties for display on Yahoo! owned and operated Web sites and certain third-party Web sites (which we refer to as the Yahoo! Properties).

WebMD’s rights to sell such inventory are exclusive against certain other online health publishers. Under this agreement, WebMD may extend its advertising reach to include users of its consumer sites across the Yahoo! Properties and sell advertising for display on the Yahoo! Properties. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, WebMD will pay Yahoo! a specified percentage of advertising revenues for advertisements that WebMD sells and displays on the Yahoo! Properties. During the term of the Distribution Agreement, if WebMD does not achieve certain minimums, Yahoo! may elect to terminate the exclusivity provisions. The term of the Distribution Agreement is four years starting November 1, 2007, subject to earlier termination in certain circumstances, including by a party in the event of a material breach by the other party of its terms, or by Yahoo! in the event of a change of control of WHC involving specified third parties.

International Relationships.  WebMD sees a significant opportunity for international growth of its public portal services. Generally, WebMD expects that it would accomplish this through alliances or joint ventures with other companies having expertise in the specific country or region. During the third quarter of 2007, WebMD announced its first such relationship, an alliance with the leading provider of online pharmaceutical and medical information in Latin America, Spain and Portugal, pursuant to which WebMD is delivering Medscape’s clinical information to these markets. WebMD continues to evaluate opportunities for further international growth.

Private Portals

Introduction

In response to increasing healthcare costs, employers and health plans have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs may also include provisions that increase consumer responsibility for healthcare costs and healthcare decision-making. These are sometimes referred to as consumer-directed health plans. Consumer-directed health plans may also combine high deductible health insurance with a tax-preferred cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to give employees pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

In connection with the shift to employees of a greater portion of decision-making and responsibility for healthcare costs, employers and health plans generally also make available health and benefits information and decision-support tools to educate and help their employees make informed decisions about treatment options, health risks and healthcare providers. WebMD believes that its WebMD Health and Benefits Manager private portals provide the tools and information employees and plan members need to take a more active role in managing their healthcare. WebMD’s cost-effective, online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. As part of this increase in the use of information technology in healthcare, employees and plan members, and employers and plans have recognized that the creation of the personal health record for an employee or plan member is an important application in centralizing the individual’s experience, and allowing the individual to store, manage and access important health information to facilitate improved quality and lower cost of care. By making the needed information and decision-support tools available through a convenient and easy-to-use online service, employers and payers can help their employees and members make choices that reduce both administrative and healthcare costs. WebMD believes that its WebMD Health and Benefits Manager tools, including its personal health record application, are well positioned to play a role in such efforts. A 2005 study commissioned by the Blue Cross and Blue Shield Association and conducted by the RAND Corporation concluded that Web-based treatment decision-support tools can play an important role in assisting in consumer treatment decisions to foster improved outcomes. For example, RAND cited studies that showed consumers who use decision-support tools are less likely to choose elective surgery in favor of less invasive procedures and are more likely to get preventive care.

For the reasons described above, WebMD believes that the increased shift to employees of a greater share of decision-making and responsibility for healthcare costs, including increased enrollment in consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of WebMD’s private portals during the next several years. In addition, as described in more detail below, WebMD believes that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles, and an increase in appropriate utilization of third party services like disease management or pharmacy benefit management.

Membership for each of WebMD’s private portals is limited to the employees (and dependents) and members of the respective employer and health plan clients. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode is assigned to ensure a secure sign-on each time the user accesses the portal.

The WebMD Health and Benefits Manager

WebMD provides proprietary health and benefit management services through private online portals that we host for our employers and health plan clients. WebMD Health and Benefits Managersm private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from clients, with much of WebMD’s content, decision-support technology and personal communication services. WebMD’s applications are typically accessed through a client’s Web site or intranet and provide secure access for registered members. WebMD also offers a software platform that allows it to integrate third party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables registered members to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members personalized content and tools that let them evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates WebMD’s health risk assessment tools, which enable users to assess their overall health risks, understand their risks with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s usage patterns, to give each user a personalized experience that is relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle programs and condition centers, health management content, and targeted health messaging. We complement our Health Management Suite with personalized telephonic health coaching services. Health coaches work one-on-one with employees and plan members to motivate participants to better manage their health conditions, practice prevention, pursue health conscious lifestyles, actively seek health and wellness knowledge and understand the financial and health impact of their lifestyle decisions.

•	The WebMD Benefits & Financial Suite helps employees and plan members understand the financial implications of their healthcare and lifestyle decisions so they can better manage healthcare costs and be more satisfied with their choices. The Benefits & Financial Suite is fully integrated with WebMD health management tools and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite drives informed healthcare decisions by helping employers and plan members evaluate the cost and quality of their alternatives so they can make better choices.

The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. This suite leverages multiple data sources for cost and quality comparisons and provides a personalized, consistent user experience across a full set of integrated tools. The quality comparisons are based on evidence-based measures, such as the volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and the average number of days patients stayed in hospitals.

•	The WebMD Health Record Suite supports collaborative healthcare that can help prevent costly errors and duplication of services. The Health Record Suite provides a secure, personal health record for self-reported and imported, professionally sourced health information, and prompts employees and plan members with secure, personalized health alerts describing potential care or medication issues. WebMD ID-enabled provider access encourages communication with providers to reduce errors or duplications and to improve outcomes.

Whether used independently or as part of an integrated whole, these product suites help employees and health plan members become better-informed health consumers, make better healthcare choices, and feel more satisfied with their benefits choices.

WebMD’s profile-driven WebMD Insight Engine integrates and analyzes individuals’ healthcare data from multiple sources and powers the personalization for users of The WebMD Health and Benefits Manager. The WebMD Insight Engine also powers reporting services that help employees and plans identify population health risks, measure campaign results, track program utilization, document the impact of health initiatives, and measure results of ongoing campaigns.

WebMD believes that its services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their unique populations.

In addition, WebMD believes that its services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes and population risk reduction, through more informed choices of providers and treatments and behavior modification intervention; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Customers

WebMD generates revenue from its private portals through licensing content and technology to employers and to health plans either directly or through its distributors. Companies utilizing WebMD’s private portal applications include employers, such as American Airlines, Inc., PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronics, and EMC Corporation, and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnectiCare, Pacific Source Health Plans, Cigna and Horizon Blue Cross and Blue Shield.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating WebMD’s private portal platform, the number of WebMD’s private portal tools and applications, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license. WebMD’s private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties. WebMD does not include private portal users or page views when it measures The WebMD Health Network’s traffic volume.

Relationship with Fidelity Human Resources Services Company LLC

In February 2004, WebMD entered into a relationship with Fidelity Human Resources Services Company LLC, or FHRS, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FHRS serves as a distributor of our private portal services, and in connection therewith, FHRS integrates our products with FHRS’s products to offer employer customers of FHRS an integrated solution through FHRS’s NetBenefits® Web site. FHRS’s integrated solutions provide employees with employer-provided health plan information and WebMD’s personal health management tools allow employees to access a personalized view of their healthcare options so that they can make more informed healthcare decisions. In May 2006, WebMD expanded its agreement with FHRS to integrate its online health care cost planning tools with FHRS’s 401(k) savings, pension and retirement accounts.

Pursuant to the agreement, WebMD has agreed to cooperate in marketing and selling to clients that are purchasing FHRS’s health and welfare benefits outsourcing services. For those clients, the NetBenefits site is marketed as the preferred delivery mechanism for the WebMD private portal applications. However, a client always retains the right to contract directly with WebMD, and WebMD is permitted to provide our services directly to a client if a client so requests. Under our agreement with FHRS, FHRS has retained the right to terminate the distribution of the WebMD private portal tools to an individual client at any time.

The May 2006 amendment also extended the initial term of the agreement through August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which had beneficial ownership of approximately 13.6% of our Common Stock at December 31, 2007, and approximately 16.5% of WHC’s Class A Common Stock at December 31, 2007.

Sales and Marketing

WebMD markets its private online portals and health coaching services to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FHRS. See “— Relationship with Fidelity Human Resources Services Company LLC” above for more information regarding our relationship with FHRS.

Technological Infrastructure

WebMD’s Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. WebMD uses customized content management and publishing technology to develop, edit, publish, manage, and organize the content for its Web sites. WebMD uses ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. WebMD also uses specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through WebMD’s public Web sites. WebMD has invested and intend to continue to invest in software and systems that allow us to meet the demands of its users and sponsors.

Continued development of WebMD’s technological infrastructure is critical to its success. WebMD’s development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications for use across all of its portals. The goal of WebMD’s current and planned investments is to further develop its content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for healthcare advertisers, employers, payers, and other sponsors.

User Privacy and Trust

General.  WebMD has adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster its relationships with its users. Some of those policies are described below. In addition, WebMD participates in the following external, independent verification programs:

•	URAC. WebMD was awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and WebMD’s private portal deployment of WebMD Personal Health Manager for compliance with its more than 53 quality and ethics standards.

•	TRUSTe. WebMD is a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts from the Ponemon Institute, sponsored by TRUSTe, ranked WebMD among the ten most trusted companies in America for privacy based on its WebMD.com site and WebMD Personal Health Manager. In March 2007, WebMD was again ranked among the most trusted companies in America for privacy by the TRUSTe-sponsored privacy panel.

•	Health on the Net Foundation. The WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

Privacy Policies.  WebMD understands how important the privacy of personal information is to its users. WebMD’s Privacy Policies are posted on its Web sites and inform users regarding the information WebMD collects about them and about their use of its portals and its services. WebMD’s Privacy Policies also explain the choices users have about how their personal information is used and how WebMD protects that information.

Publishing and Other Services

WebMD’s offline publications for consumers, physicians and other healthcare professionals include:

•	The Little Blue Book. The WebMD Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The WebMD Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. WebMD also uses the information used to produce The WebMD Little Blue Book to generate both online and offline directory and information products.

•	WebMD the Magazine. WebMD launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of prescribing physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows WebMD to extend its brand into offline channels and attract incremental advertising dollars.

WebMD markets The WebMD Little Blue Book directly through its sales team, and WebMD markets WebMD the Magazine through a team comprised of its sales persons and third party marketers.

Sale of ACP Medicine and ACS Surgery.  On December 31, 2007, WebMD sold the assets of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. Prior to the sale, WebMD owned the rights to each publication. For additional information regarding this sale, see Note 2 to the Consolidated Financial Statements included in this Annual Report.

Competition

The markets WebMD participates in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of WebMD’s competitors have greater financial, technical, marketing and other resources than it does and some are better known than it is. We cannot provide assurance that WebMD will be able to compete successfully against these organizations. WebMD also competes, in some cases, with joint ventures or other alliances formed by two or more of its competitors or by its competitors with other third parties.

Public Portals.  WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include:

•	General purpose consumer Web sites that offer specialized health sub-channels, including yahoo.com, msn.com and AOL.com; and

•	other high traffic Web sites that include healthcare-related and non-healthcare-related content and services.

Our competitors also include search engines that offer specialized search within the area of health information, including google.com, yahoo.com and msn.com, as well as advertising networks that aggregate traffic from multiple Web sites, including ad.com, bluelithium.com, revolutionhealth.com and everydayhealth.com. Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers also include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov and AHA.org.

Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that additional competitors will continue to enter these markets.

Private Portals.  WebMD’s private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. WebMD’s competitors in this market include:

•	providers of health and benefits decision-support tools, such as Hewitt Associates LLP;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, Staywell Productions/MediMedia USA, Inc., Healthways Health Dialog and Matria Healthcare;

•	suppliers of personal health record applications, including Medem, CapMed, Epic Systems and a variety of other vendors;

•	suppliers of other online and offline health management applications, including HealthMedia, Health A-Z, which is owned by United Healthcare, A.D.A.M. Inc., Consumer Health Interactive and Harris HealthTrends, which is owned by Healthways, Inc.; and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications

WebMD’s offline publications compete with numerous other online and offline sources of healthcare information, including the online ones described earlier in this section. In addition, WebMD the Magazine competes with other offline health-focused magazines for consumers and The WebMD Little Blue Book competes with other offline physician-office media.

ViPS

Introduction

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

We have announced that we intend to divest ViPS. See “Recent Developments — WHC Merger and VIPS and Porex Divestitures” above. As a result, beginning in 2008, ViPS will be presented as discontinued operations in our consolidated financial statements. For additional information, see “Proposed Divestitures of Porex and ViPS” in Note 23 to the Consolidated Financial Statements included in this Annual Report.

Government Solutions

Overview.  ViPS’ Government Solutions Group provides technology services and project personnel to federal and state agencies, such as the Centers for Medicare and Medicaid Services (CMS), as well as to key information services contractors and business system integrators for those agencies. ViPS’ personnel provide systems support for data warehousing, claims processing, decision support, and fraud detection. In addition, ViPS’ consultants assess workflow, design complex database architectures, and perform data analysis and analytic reporting functions for agencies and contractors in the public sector. ViPS’ contracts with the federal government are typically on a cost-plus fee structure.

Projects for CMS.  For CMS, ViPS’ products and services support Medicare Part A, Part B, Durable Medical Equipment and Part D. ViPS plays a key role in the Part D drug program and other initiatives under the Medicare Prescription Drug Improvement and Modernization Act (MMA), which, among other things, provided for a Medicare prescription drug benefit. MMA, signed into law in December 2003, was the most significant change to Medicare since the program’s founding in 1965. Key projects in which ViPS has been or is engaged as a prime contractor or subcontractor for CMS include the following:

•	ViPS Medicare System (VMS). This CMS system is used by the four Durable Medical Equipment Medicare Administrative Contractors to manage and process all claims for durable medical equipment, prosthetics, orthotics and supplies across the nation.

•	Retiree Drug Subsidy (RDS) Provisions of the MMA. Under the MMA, employers are eligible for a financial subsidy from Medicare if they keep retiree beneficiaries on their prescription drug plan rather than have them move to the new Medicare prescription drug benefit. ViPS, acting as the prime contractor to the government, engaged Group Health Incorporated (GHI), Pinnacle Business Solutions and Northrop Grumman Corporation as subcontractors to engage in systems development for this project, as well as processing enrollment applications and payment requests, issuing payments and remittance advices to eligible employers, providing a call center, conducting outreach activities, performing fraud analysis and offering related training.

•	Drug Data Processing System. The Drug Data Processing System is a system implemented on January 1, 2006 for the Medicare Prescription Drug Benefit program. As the prime contractor on this project, ViPS was responsible for developing a system to receive, validate and store Medicare prescription drug claim data related to the Medicare prescription drug benefit. The system receives and validates Medicare prescription drug claim data, populates a data warehouse, and interfaces with numerous other systems. The resulting drug data warehouse is used to analyze program performance and perform payment reconciliation. The scope of ViPS’ work was expanded in July 2005 to include development of a parallel solution using Teradata technology as the core platform for future CMS data warehouse solutions.

•	Customer Support for Medicare Modernization (CSMM). Under the CSMM project, ViPS is responsible for helping the various Part D Plans interface with CMS to provide the new Medicare prescription drug benefit. These activities include facilitating data center connectivity and access privileges, facilitating testing between the Plans and CMS and supporting a wide variety of ad hoc reporting for CMS. ViPS established the CSMM Technical Help Desk and an informational Web site. This has been identified by CMS as a critical initiative for the Part D program.

•	Centralized Medicare Beneficiary Eligibility Transaction System. This system gives healthcare providers and other submitters, network service providers and clearinghouses access to Medicare beneficiary eligibility information. As the prime contractor, ViPS is providing overall program management and conducting independent testing of the systems and subcontracting with EBS for help desk support and Northrop Grumman Corporation for IT security.

•	Medicare Beneficiary Database Suite of Systems. This system consists of a centralized repository for Medicare beneficiary entitlement, eligibility and demographic data that is critical to a host of dependent systems supporting the Medicare programs including the new Medicare prescription drug benefit. ViPS, working as a subcontractor to Northrop Grumman, designed, developed and continues to support this system.

•	Coordination of Benefits (COB). COB, as a key CMS function, includes an expanded scope to collect Part D COB data. The COB contract established, as a centralized operation under a single contractor, the performance of all activities that support the collection, management and reporting of other insurance coverage of Medicare beneficiaries. ViPS, as a subcontractor to Group Health Incorporated (GHI), developed, implemented and currently maintains the multiple subsystems that collectively are responsible for processing these COB functions.

•	National Provider Identifier (NPI) Crosswalk System. Prior to the implementation of the NPI, providers used any number of identifiers to submit claims, including identifiers for Part A, Part B and Durable Medical Equipment Resource Center systems, as well as identifiers for the National Council for Prescription Drug Programs and Unique Physician Identification Number, or UPIN. With CMS’ NPI initiative, these multiple identifiers were replaced with a single identifier, and healthcare providers are

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

CMS is also a customer for ViPS’s STARS software, described below under “— HealthPayer Solutions — Overview of Products and Services.”

ESD.  In September 2007, ViPS was selected as an information technology partner by CMS in its new contracting vehicle named Enterprise Systems Development, or ESD. CMS is expected to procure a majority of its information technology development work for the next ten years under this new contract. CMS set a maximum ceiling of $4 billion on the value of contracts to be awarded under this vehicle. ViPS is one of 8 large business awardees. The ESD contract is part of CMS’ vision to achieve a transformed and modernized healthcare system for its Medicare and Medicaid beneficiaries. The ESD partnering environment will focus on establishing and maintaining a collaborative business arrangement between CMS and its select partners, including ViPS, to advance performance, improve care quality and create value-driven, transparent healthcare in the United States. The ESD contract is a master agreement that provides ViPS with the opportunity to submit bids on future task orders issued by CMS, but does not specifically allocate any task orders to ViPS. ViPS will face significant competition in pursuing opportunities under ESD and there can be no assurance that bids submitted by ViPS under ESD will be accepted or that ViPS will be awarded any specific amount of work under ESD. See “— Competition — Government Solutions” below. However, we believe that ViPS is well-positioned to continue to play a key role in the implementation of the MMA and other existing CMS initiatives and to compete for other projects.

HealthPayer Solutions

Overview of Products and Services.  ViPS’ HealthPayer Solutions Group develops and markets software, data warehouses and tools for medical management, HEDIS® compliance reporting, physician performance measurement, healthcare fraud detection and financial management, as well as components of proprietary data warehouse products, such as ViPS’ MCSource data model. In addition to licensing these applications, HealthPayer Solutions provides related implementation, training, support and maintenance services, as well as consulting services and custom information technology solutions. See “— Data Aggregation Projects” below for a description of two such custom solutions. ViPS receives license fees from its healthcare payer customers, typically based on the number of covered members, for use of its software applications and provides business and information technology consulting services to payer customers on a time-and-materials basis or a fixed-fee basis. Key HealthPayer Solutions products include:

•	MCSourcetm. MCSource is a medical management decision-support system that consists of an integrated suite of analytical and Web-based applications designed to give health plans the ability to address critical issues such as medical cost and utilization, provider profiling, disease management, program evaluation, quality improvement and medical review. MCSource enables healthcare organizations to make strategic medical and administrative cost-related decisions by leveraging disparate medical, pharmaceutical and demographic data and by creating a dynamic analytical reporting environment. MCSource also allows health plans to track and compare the performance of providers, employers, business lines and other segments and sectors and to project healthcare costs. MCSource’s foundation is a data warehouse that can store all types of administrative healthcare information. MCSource is designed to support the complexities and usage volumes of large, information-driven health plans and has been deployed to more than 20 customers, including the Blue Cross Blue Shield Federal Employee Program (FEP), where it is used to manage a data warehouse covering approximately four million lives and five years of member data. The MCSource data model and related warehouse are currently being used as the base technology for Blue Health Intelligence®, a multi-plan data warehouse that ViPS HealthPayer Solutions has implemented for the Blue Cross Blue Shield Association. See “— BHI” below.

•	MedMeasures. MedMeasures is a National Committee for Quality Assurance-certified HEDIS® compliance and reporting solution. HEDIS® (Health Plan Employer Data and Information Set) is a set of standardized measures, updated annually, that are used by managed healthcare plans to measure, among other things, quality of care and service. HEDIS data, along with other accreditation information, is used by employers, consultants and consumers to help them evaluate and select health plans. MedMeasures supports HEDIS compliance reporting for health plans that use HEDIS results to make improvements in their quality of care and service.

•	SourceMDtm (formerly known as PrismMD). SourceMD is a data-driven, payer/physician collaborative application for physician performance measurement. SourceMD reports quality and efficiency metrics to support health plan administrators in managing multiple incentive programs, including pay-for-performance programs and tiered networks. SourceMD also includes a sophisticated notification system to deliver feedback to physicians and health plan medical directors about physician practice, empowering them to make informed care decisions.

•	STARStm. STARS provides data analysis, reporting and workflow tools that support fraud detection, investigation, documentation and prosecution. STARS provides cross-matching of services among different claim types to expose incongruities in billing and treatment patterns and enables analysts to customize queries to detect abnormal utilization, billing practices, procedure coding, diagnosis coding, referral patterns and provider identification.

•	STARSentineltm. STARSentinel is an early-warning fraud detection application that looks at health plan data and evaluates claims against providers’ claims histories, specialty profiles and common, documented fraud schemes. By calling early attention to questionable patterns, STARSentinel helps prioritize cases and helps health plans use their resources efficiently. Medical directors can also use STARSentinel to identify circumstances of mis-utilization or over-utilization that are likely to put patients at risk or do not fully adhere to an organization’s clinical guidelines.

Data Aggregation Projects.  ViPS HealthPayer Solutions has executed a number of projects where it has served as a data and systems aggregator, including the following:

•	BHI. In 2005, the Blue Cross Blue Shield Association, or BCBSA, selected ViPS, in partnership with Computer Sciences Corporation, to design, develop and implement Blue Health Intelligence®, or BHI, a multi-plan data warehouse based on ViPS’ proprietary MCSource data model. BHI is part of the Blue Cross and Blue Shield companies’ commitment to evidence-based care. BHI lets participating Blue Cross Blue Shield Plans capture and access clinical data derived from patient care to enhance best practices, reduce costs and improve patient safety. The BHI data warehouse currently stores clinical records for 20 participating plans and approximately 79 million people. Expandable to house records for up to 100 million people, we believe this is one of the largest data warehouses in the U.S. healthcare market.

•	BQI Project for MHQP. Massachusetts Health Quality Partners (MHQP) is a non-profit collaboration among physicians, hospitals, health plans, consumers, purchasers and government agencies working together to promote improvement in the quality of healthcare services in Massachusetts. The project that ViPS is working on for MHQP is part of a CMS initiative known as Better Quality Information for Medicare Beneficiaries (BQI), and is intended to be used to evaluate physician performance based on specified quality measures by aggregating commercial, Medicare and, potentially, Medicaid claims data and analyzing the data using ViPS’ proprietary SourceMD performance measurement software. CMS is implementing this pilot project through six regional collaboratives, including MHQP. Working with MHQP, ViPS gathered data from MHQP’s member health plans, including both CMS-managed plans and private insurers, representing a total of approximately seven million covered lives. ViPS cleansed and integrated patient experience data, including claims, provider and member information. Quality measurement results are currently in the process of being implemented.

Competition

Government Solutions

Competition to provide information technology services to CMS, historically, came through a competitive bid contracting vehicle called Professional Information Technology Services (PITS). ViPS’ primary competitors were those companies that had won the right to vie for CMS contracts under the PITS contracting vehicle and include the following: Northrop Grumman Corporation; Computer Sciences Corporation; CGI Federal Group, Inc./CGI-AMS; Raytheon Company; SRA International, Inc.; Accenture; and Electronic Data Systems, or EDS. However, in September 2007, ViPS was one of eight large business awardees under a new competitive bid contracting vehicle called Enterprise Systems Development, or ESD. See “— Government Solutions — ESD” above. CMS is expected to procure a majority of its information technology development work for the next ten years under this new contract. The other large business awardees that will be competing with ViPS under ESD are: Northrop Grumman Corporation; Computer Services Corporation; CGI Group, Inc./CGI-AMS; Electronic Data Systems, or EDS; Lockheed Martin Corporation, IBM Corporation, and Science Applications International Corporation, or SAIC. In addition to the eight large business awardees, there are eight small business awardees under ESD. In recent years, CMS has been required to increase the amount of business it does with small businesses. This trend is expected to continue and may reduce the amount of business that CMS does with ViPS and the other large business awardees under ESD.

HealthPayer Solutions

Key competitors to ViPS’ HealthPayer Solutions Group include: DST Health Solutions; Ingenix, a wholly owned subsidiary of UnitedHealth Group; IBM; Milliman; McKesson Corporation; Thomson Corporation/MedStat; and Trizetto Group. ViPS seeks to differentiate its commercial products based on their degree of product interoperability and functionality.

POREX

Introduction

Through Porex, we develop, manufacture and distribute proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s products also include porous structures using other materials such as fiber and membranes. Porex’s customers include both end-users of its finished products as well as manufacturers that include our components in their products, which we refer to as original equipment manufacturers or OEMs. Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 75 countries. In 2007, Porex derived approximately 50.4% of its revenues from the United States, approximately 31.9% from Europe, approximately 13.0% from Asia and approximately 4.8% from Canada and Latin America. In 2006, Porex derived approximately 50.5% of its revenues from the United States, approximately 34.2% from Europe, approximately 11.5% from Asia and approximately 3.8% from Canada and Latin America.

We have announced that we intend to divest Porex. See “Recent Developments — WHC Merger and VIPS and Porex Divestitures” above. As a result, beginning in 2008, Porex will be presented as discontinued operations in our consolidated financial statements. For additional information, see “Proposed Divestitures of Porex and ViPS” in Note 23 to the Consolidated Financial Statements included in this Annual Report.

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

Markets for Our Porous Plastic Products.  Our porous plastic products are used in healthcare, consumer and industrial applications, including the following:

•	Healthcare Products. We manufacture a variety of porous plastic components for the healthcare industry that are incorporated into the products of other manufacturers. These components are used to vent or diffuse gases or fluids and are used as membrane supports, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. We also manufacture components for diagnostic devices sold over the counter for home use. We also make porous plastic components that are used as barrier materials for several laboratory products, including pipette tip filters. We also manufacture blood serum filters as a finished medical device for use in laboratory applications.

•	Surgical Products. We also use proprietary porous plastic technology to produce MEDPOR® Biomaterial implantable products for use in reconstructive and aesthetic surgery of the head and face. Their porous structure allows in-growth of the patient’s tissue and capillary blood vessels.

•	Consumer Products. Our porous plastics are used in a variety of office and home products. These products include writing instrument tips, or nibs, which we supply to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Our porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. We also produce a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. We manufacture a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components. Filtration applications include water and wastewater, paints, inks, polishing slurries, catalyst recovery and metal finishing.

•	Operating Room Products. We also produce two product lines for the operating room supplies market: surgical markers and surgical drainage systems.

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

We sell our MEDPOR Biomaterial products directly to medical centers, trauma centers, hospitals and private practice surgeons using independent and direct sales representatives. Internationally, these products are sold in over 53 countries through local distributors. We provide training, materials and other support to the sales representatives and distributors. Market awareness is primarily achieved through exhibitions in conjunction with medical specialty meetings, presentations by surgeons at medical meetings, journal publication of clinical papers, group sponsored “visiting speaker” programs and direct mail programs. Journal advertising is placed on a selected basis and we maintain an active database of contacts for targeted direct mail programs.

Competition

Porex operates in competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex’s competitors include, among others, the Filtrona Fibertec division of Filtrona plc, Genpore (a division of General Polymeric Corporation), Micropore Plastics, Inc., Millipore Corporation, Pall Corporation, Porvair plc and Whatman plc. The MEDPOR® Biomaterial implantable products compete for surgical use against autogenous and allograph materials and other alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

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

EMPLOYEES

As of December 31, 2007, we had approximately 2,450 employees, of which approximately 1,175 are WebMD employees. Employees of EBS are not included in this amount.

DEVELOPMENT AND ENGINEERING

We have developed internally and acquired through acquisitions our healthcare information services and our technology solutions products and services. Our development and engineering expense totaled $18.1 million in 2007, $33.6 million in 2006 and $35.7 million in 2005.

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

We also rely on a variety of intellectual property rights that we license from third parties, including WebMD’s Internet server software and healthcare content used on WebMD’s Web sites. These third-party licenses may not continue to be available to us on commercially reasonable terms or at all. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of that content.

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

We have several patents covering applications. Due to the nature of our applications, we believe that patent protection is less significant to our business than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriation of our proprietary applications could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenue or incur substantial litigation expense. Moreover, in recent years, there has been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any patent the loss of which would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources, and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

Porex relies upon a combination of trade secret and patent laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures in its efforts to protect its intellectual property and proprietary rights. For example, Porex seeks to protect its proprietary manufacturing technology by designing and fabricating its own manufacturing equipment and molds. In addition, in some cases, Porex has patented specific products and processes and intends to do so in some instances in the future. The majority of Porex’s patents relate to porous plastics and medical devices and medical device components. Porex seeks to take appropriate steps to protect its intellectual property and proprietary rights and intends to defend these rights as may be necessary. However, we cannot provide assurance that the steps it has taken to protect these rights are adequate. Porex is currently involved in litigation to enforce and protect some of these rights. See “Legal Proceedings — Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.” in Note 12 to the Consolidated Financial Statements included in this Annual Report. In the future, additional litigation may be necessary to enforce and protect these rights. Litigation to enforce and protect intellectual property and proprietary rights may divert management resources, may be expensive and may not effectively protect those rights.

GOVERNMENT REGULATION

Introduction

General.  This section of the Annual Report contains a description of laws and regulations applicable to our businesses, either directly or through their effect on their healthcare industry customers. Existing and new laws and regulations affecting the healthcare, information technology, Internet and plastic industries could create unexpected liabilities for our businesses, could cause those businesses to incur additional costs and could restrict their operations. Many of the laws that affect the operations of those businesses, and particularly laws applying to healthcare and related products and services, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that we will be able to accurately anticipate the application of these laws and regulations to their operations.

Regulation of Healthcare and Related Products and Services.  Much of our revenue is either from the healthcare industry or could be affected by changes affecting healthcare spending. The healthcare industry and related products and services are highly regulated and are subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the laws and relations applicable to the United States healthcare system and related products and services. These programs may contain proposals:

•	to increase governmental involvement in healthcare;

•	to lower reimbursement rates;

•	to regulate or to change the regulation of specific types of products and services and/or marketing and promotional activities regarding such products and services;

•	to encourage adoption of certain types of information technology products and services by certain healthcare industry participants; or

•	to make other changes to the environment in which all or some healthcare industry participants operate.

Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.

Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that WebMD and ViPS provide. However, these laws and regulations may nonetheless be applied to their products and services. Their failure to accurately anticipate the application of these laws and regulations to their businesses, or other failure to comply, could create liability for them, result in adverse publicity and negatively affect their businesses.

Other Regulation.  This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws, that may affect our operations, particularly with respect to WebMD. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, or otherwise cause our businesses to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

Advertising and sponsorship clients of WebMD, and in some respects WebMD itself, are required to comply with the regulations relating to drug and medical device advertising and promotion described below. In addition, advertising or promotion by Porex’s medical device products is also subject to some of these regulations.

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

Information on WebMD’s Web sites that promotes the use of pharmaceutical products or medical devices is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of WebMD’s Web sites that could be the primary focus of the FDA and the FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Television broadcast advertisements by WebMD may also be subject to FTC and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on WebMD’s Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against WebMD or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug and Medical Device Advertising.  The Federal Food, Drug and Cosmetic Act, or the FDC Act, requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs under the FDC Act, either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

Any increase in FDA regulation of the Internet or other media used for DTC advertisements of prescription drugs could make it more difficult for WebMD to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004.

Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. Additionally, in November 2007, the FDA announced the members selected for a new advisory committee of experts and consumer representatives that will monitor the FDA’s policies for risk communication. Intended to improve communication to patients of important safety information about drug products, the advisory committee plans to meet for the first time early in 2008 and may become a forum for addressing concerns about DTC advertising. Congress has also shown interest in the issue as well, most recently launching a probe into the use of celebrity endorsements in DTC advertisements. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter present policies on the DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on WebMD’s business.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the FTC and by state regulatory and enforcement authorities. Porex’s Surgical Products Group advertises and promotes its medical device products and is directly subject to regulation in this area. If the FDA determines that Porex’s promotional materials or training constitutes promotion of an off-label use, it could request that it modify its training or promotional materials or subject it to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider Porex’s promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that specific advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them. Promotional activities for FDA-regulated products have also recently been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.

Continuing Medical Education.  Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters or whether they are in fact promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities. If any CME activity that Medscape provides is considered promotional, Medscape may face regulatory action or the loss of accreditation by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape’s CME activities are planned and implemented in accordance with the current Essential Areas and Policies of the ACCME and other applicable accreditation standards. Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), Medscape would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape to develop CME or education related activities, which could have a material adverse effect on our business.

In 2007, the ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, WebMD made certain adjustments to its corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent. The ACCME required accredited providers to implement changes relating to placing CME content on Web sites owned or controlled by “commercial interests” by January 1, 2008 and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that WebMD and Medscape have made to their structure and operations satisfy the revised standards. However, we cannot be certain whether the ACCME will find that these adjustments are sufficient, nor can we predict whether the ACCME will impose additional requirements.

During the past several years, educational activities directed toward physicians have been subject to increased governmental scrutiny aimed at preventing the use of such activities for improper purposes. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. Pharmaceutical companies have developed and implemented internal controls and procedures that promote adherence to applicable guidelines, regulations and requirements, however, supporters of Medscape CME activities may interpret these guidelines, regulations and requirements differently and may implement varying compliance procedures that may negatively impact the volume and types of CME activities that we offer by:

•	discouraging supporters from providing grants for independent educational activities;

•	slowing the rate of supporters’ internal approval for such grants; and

•	requiring Medscape to modify its approach to developing and implementing independent educational programs.

Future changes to laws, regulations or accreditation standards, or to the internal compliance programs of potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, or may require Medscape to make further changes in the way it offers or provides independent educational activities.

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

WebMD, ViPS and Porex review their practices with regulatory experts in an effort to comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Any determination by a state or federal regulatory agency that any of their practices violate any of these laws could subject them to civil or criminal penalties and require them to change or terminate some portions of their businesses. Even an unsuccessful challenge by regulatory authorities of their practices could cause them adverse publicity and be costly for them to respond to.

Regulation of Medical Devices

Overview.  Porex’s Surgical Products Group manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants used in craniofacial applications and post-surgical drains. In addition, Porex manufactures and markets blood serum filters as a medical device for use in laboratory applications. These products are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. If the FDA finds that Porex has failed to comply with the agency’s requirements, the agency can institute a wide variety of enforcement actions, ranging from issuance of warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution.

Access to U.S. Market.  Each medical device that Porex, or a manufacturer to which Porex supplies its products, wishes to commercially distribute in the U.S. will, unless exempt, likely require either 510(k) clearance or PMA approval (as more fully described below) from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or to a “preamendment” class III device (in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in class III requiring PMA approval. In some cases, Porex has made modifications to certain of its products that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require Porex to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

•	510(k) Clearance Process. To obtain 510(k) clearance, Porex must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared class I or class II device or a preamendment class III device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires that each manufacturer make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with that decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. The FDA may not approve or clear our future products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

•	PMA Approval Process. If a product is not eligible for 510(k) clearance, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA approval application must generally provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA approval application review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA approval application, a new PMA approval or PMA supplement approval may be required in the event of a modification to the device, its labeling or its manufacturing process which affects the safety or effectiveness of the device. If a PMA is needed for any of our future products, the FDA may not approve those products for the indications that are necessary or desirable for successful commercialization. The FDA also may refuse our requests for premarket approval of new products, new intended uses or modifications to existing products. Failure to receive PMA approval for our new products would have an adverse effect on our ability to expand our business.

•	Clinical Studies. A clinical study is generally required to support a PMA approval application and is sometimes required for a 510(k) premarket notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE application to the FDA for advance approval is not required. Both types of studies are subject to informed consent, record keeping, reporting and other IDE regulation requirements.

Post-market Regulation.  After the FDA clears a device to enter commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation (which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process), labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and the Medical Device Reporting regulation, which requires that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Manufacturers of finished medical devices also are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Furthermore, marketed products could be subject to voluntary recall if the manufacturer or the FDA determine, for any reason, that those products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that a device would cause serious adverse health consequences or death. Failure to comply could subject a manufacturer to FDA enforcement action and sanctions ranging from warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution.

International.  Any medical device that is legally marketed in the U.S. may be exported anywhere in the world for the FDA cleared or approved use without prior FDA notification or approval. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Porex’s medical device products may be subject to premarket approval (or similar requirements) as well as other regulatory requirements in other countries in which they are sold. In most instances, Porex relies on its distributors to obtain such premarket approvals and to complete clinical trial and other requirements in those foreign countries that require them. Failure by Porex or its distributors to comply with applicable regulations in any jurisdiction in which Porex’s medical device products are sold could subject Porex to enforcement action and sanctions.

Health Insurance Portability and Accountability Act of 1996

Background.  Under the Health Insurance Portability and Accountability Act of 1996, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain health information. We refer to those regulations, together with the law itself, as HIPAA. “Covered Entities” under HIPAA include health plans, healthcare clearinghouses and most healthcare providers. WebMD, ViPS and Porex’s Surgical Products Group are subject to the Privacy Standards and Security Standards of HIPAA indirectly because they have clients that are covered entities, which makes WebMD, ViPS and Porex’s Surgical Products Group “Business Associates” of Covered Entities under HIPAA.

HIPAA also includes certain non-discrimination provisions. See “Regulation of Wellness Incentive Programs” below.

Privacy Standards.  The HIPAA Privacy Standards establish a set of basic national privacy standards for the protection of individually identifiable health information by covered entities and their business associates. The Privacy Standards require WebMD and ViPS (as Business Associates of Covered Entities) to comply with those standards, including by establishing policies and procedures to safeguard the information. As permitted by the Privacy Standards, some of our businesses may use health information that has been de-identified. Although determining whether data has been sufficiently de-identified may require complex factual and statistical analyses and may be subject to interpretation, we believe that our use of such information is in accordance with the Privacy Standards. HIPAA includes civil and criminal penalties for covered entities that violate the Privacy Standards. In addition, depending upon the facts and circumstances, Business Associates could be subject to criminal liability for aiding and abetting, or conspiring with, a Covered Entity to violate the Privacy Standards. There can be no assurances that we will adequately address the risks created by the Privacy Standards. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our businesses.

Security Standards.  The HIPAA Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. We believe that ViPS’ and WebMD’s infrastructure and processes are, to the extent required, in compliance with the Security Standards and/or contractual provisions relating to the Security Standards. However, we are unable to predict what changes might be made to the Security Standards in the future or how those changes might help or hinder our business.

Other Restrictions Regarding Confidentiality and Privacy of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of medical records and related information. In addition, some states are considering new laws and regulations that further protect the confidentiality and privacy of medical records or related information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for our businesses and their customers and strategic partners.

These laws at the state or federal level, or new interpretations of these laws, could create liability for our businesses, could impose additional operational requirements on their businesses, could affect the manner in which they use and transmit patient information and could increase their cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Regulation of Wellness Incentive Programs

The HIPAA nondiscrimination provisions generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” There is, however, an exception that allows plans to offer wellness programs. WebMD provides certain services related to wellness programs as part of its private portals business. The Final Rules on Nondiscrimination and Wellness Programs in Health Coverage in the Group Market, which were issued December 13, 2006, establish five requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These rules are generally effective for the plan year starting on or after July 1, 2007.

Although HIPAA states that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable wellness programs that were marketed as “supplemental” benefits. FAB 2007-04 clarifies the rules for supplemental programs and states that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor.

With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness rules. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. WebMD believes that it is in compliance with any applicable law or regulation when it runs these types of programs for its private portals customers.

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

WebMD transmits commercial faxes to physician office practices in connection with its Little Blue Book and physician appointment businesses and intends to comply with all applicable federal and state requirements governing the transmission of such faxes.

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

Other Consumer Protection Regulation.  The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral advertising,” i.e., the tracking of online activities, and to encourage industry self-regulation.

WebMD believes that it is in compliance with the consumer protection standards that apply to it, but a determination by a state or federal agency or court that any of its practices do not meet these standards could result in liability and adversely affect its business. New interpretations of these standards could also require it to incur additional costs and restrict its business operations.

In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. WebMD might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability to WebMD, result in adverse publicity and negatively affect WebMD’s businesses.

International Regulation of Online Health Information Services

The WebMD Health Network is not directed to non-U.S. users; and nearly all of the users of WebMD’s private portals are U.S. employees or plan members. As a result, we do not believe that WebMD currently conducts its business in a manner that subjects it to international data regulation in any material respect. However, one element of WebMD’s growth strategy is to seek to expand its online services to markets outside the United States. Generally, WebMD expects that it would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with WebMD’s entry into the physician marketplace in Latin America, Spain and Portugal in 2007.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types WebMD provides, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent WebMD’s operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent WebMD fails to accurately anticipate the application or interpretation of these laws, WebMD could be subject to liability and adverse publicity, which could negatively affect its business. In addition, these laws may impose additional operational requirements or restrictions on WebMD’s business, affect the manner in which it uses or transmits data and increase its cost of doing business.

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

WebMD faces significant competition for its products and services

The markets in which WebMD operates are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes for users with online services and Web sites that provide health-related information, including commercial sites as well as public sector and not-for-profit sites. WebMD competes for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	WebMD’s Publishing and Other Services segment’s products and services compete with numerous other offline publications, some of which have better access to traditional distribution channels than WebMD has, and also compete with online information sources.

Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than it does. These organizations may be better known than WebMD and have more customers or users than WebMD does. WebMD cannot provide assurance that it will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which WebMD’s public portals participate, we expect that competitors will continue to enter these markets.

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

WebMD’s online businesses have a limited operating history

WebMD’s online businesses have a limited operating history and participate in relatively new and rapidly growing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes and changes in market conditions and are expected to continue to change for similar reasons. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that WebMD’s businesses will continue to be profitable.

WebMD’s success depends, in part, on its attracting and retaining qualified executives and employees

The success of WebMD depends, in part, on its ability to attract and retain qualified executives, writers and editors, software developers and other technical and professional personnel and sales and marketing personnel. WebMD anticipates a continuing need to hire and retain qualified employees in these areas. Competition for qualified personnel in the healthcare information technology and healthcare information services industries is intense, and we cannot assure you that WebMD will be able to hire or retain a sufficient number of qualified personnel to meet its requirements, or that it will be able to do so at salary, benefit and other compensation costs that are acceptable to it. Failure to do so may have an adverse effect on its business.

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

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the future.

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter

WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, not all of which are in WebMD’s control, and any of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to twelve months. WebMD has relatively few longer term advertising and sponsorship contracts. We cannot assure you that WebMD’s current customers for these services will continue to use its services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of WebMD’s revenue from advertisers and sponsors include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for WebMD’s private online portals make it difficult to forecast revenues from these applications and may have an adverse impact on that business

The period from WebMD’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD’s control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD’s control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict WebMD’s financial performance from quarter to quarter.

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

WebMD’s ability to provide comparative information on hospital cost and quality depends on its ability to obtain the required data on a timely basis and, if it is unable to do so, its private portal services would be less attractive to clients

WebMD provides, in connection with its private portal services, comparative information about hospital cost and quality. WebMD’s ability to provide this information depends on its ability to obtain comprehensive, reliable data. WebMD currently obtains this data from a number of public and private sources, including CMS, 24 individual states and the Leapfrog Group. We cannot provide assurance that WebMD would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, WebMD’s business could be negatively impacted if CMS or our other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with WebMD’s planned usage. In addition, the quality of the comparative information services that WebMD provides depends on the reliability of the information that it is able to obtain. If the information WebMD uses to provide these services contains errors or is otherwise unreliable, WebMD could lose clients and its reputation could be damaged.

WebMD’s ability to renew existing licenses with employers and health plans will depend, in part, on WebMD’s ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. WebMD believes that through WebMD’s Health and Benefits Manager tools, including WebMD’s personal health record application, WebMD is well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of WebMD’s private portals during the next several years. However, WebMD’s growth strategy depends, in part, on increasing usage of WebMD’s private portal services by WebMD’s employer and health plan clients’ employees and members, respectively. Increasing usage of WebMD’s services requires WebMD to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, WebMD faces competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than WebMD does, and may be better known than we are. WebMD cannot provide assurance that WebMD will be able to meet WebMD’s development and implementation goals, nor that WebMD will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for WebMD’s private portal services and possible non-renewals of WebMD’s license agreements.

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

Any service interruption or failure in the systems that WebMD uses to provide online services could harm WebMD’s business

WebMD’s online services are designed to operate 24 hours a day, seven days a week, without interruption. However, WebMD has experienced and expects that it will in the future experience interruptions and delays in services and availability from time to time. WebMD relies on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide its online services. WebMD may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, WebMD may experience an extended period of system unavailability, which could negatively impact its relationship with users. To operate without interruption, both WebMD and its service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access or co-location services provided by third-party providers to WebMD or any failure by these third-party providers or WebMD’s own systems to handle current or higher volume of use could significantly harm WebMD’s business. WebMD exercises little control over these third-party vendors, which increases its vulnerability to problems with the services they provide.

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

If the systems WebMD uses to provide online portals experience security breaches or are otherwise perceived to be insecure, WebMD’s business could suffer

WebMD retains and transmits confidential information, including personal health records, in the processing centers and other facilities it uses to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage WebMD’s reputation or result in liability. WebMD may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that WebMD interfaces with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of WebMD’s security, whether as a result of its own systems or the systems that they interface with, could reduce demand for its services and could subject WebMD to legal claims from its clients and users, including for breach of contract or breach of warranty.

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

In addition, Internet user privacy and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in December 2007, the FTC published for comment proposed principles to govern tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers. WebMD has privacy policies posted on its Web sites that it believes comply with applicable laws requiring notice to users about WebMD’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain. WebMD also notifies users about its information collection, use and disclosure practices relating to data it receives through offline means such as paper health risk assessments. We cannot assure you that the privacy policies and other statements WebMD provides to users of its products and services, or WebMD’s practices will be found sufficient to protect it from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of WebMD’s practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect WebMD’s business.

Failure to comply with regulations related to advertising and promotion may result in enforcement action and loss of sponsorship

The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the FDA or the FTC finds that any information on The WebMD Health Network or in the WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against WebMD and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for WebMD to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs and medical devices to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws will be enacted that impose restrictions on such advertising and promotion. WebMD’s advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

Medscape’s CME activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, WebMD has made certain adjustments to its corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” ACCME required accredited providers to implement changes relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008, and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. WebMD believes that the adjustments that it and Medscape have made to their structure and operations satisfy the revised standards. However, we cannot be certain whether ACCME will find that these adjustments are sufficient or predict whether ACCME may impose additional requirements.

Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing additional ACCME standards), it would not be permitted to accredit ACCME activities for physicians and other healthcare professionals. Instead, it would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential sponsors from engaging Medscape to develop CME or education related activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through WebMD’s Web sites or require changes to how WebMD offers CME

CME activities may be subject to government regulation by Congress, the FDA, the OIG, HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape and/or the sponsors of the CME activities that Medscape accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

During the past several years, educational activities, including CME, directed to physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, Medscape’s various sponsors may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws and regulations, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit or prohibit supporters or potential supporters from engaging in educational activities with Medscape, or may require Medscape to make further changes in the way it offers or provides educational programs.

Risks Related to ViPS

ViPS is heavily dependent on CMS contract programs as its primary source of revenue and, if ViPS’ relationship with CMS were harmed, ViPS’ financial results could be materially adversely affected

ViPS is heavily dependent upon The Centers for Medicare & Medicaid Services, or CMS, as its primary source of revenue (directly as a prime contractor or indirectly as a subcontractor) and we believe that the success and development of its business will continue to depend on its successful participation in CMS contract programs. ViPS generated approximately 72% of its revenue from CMS (as prime contractor or as a subcontractor) in 2007, approximately 71% in 2006, and approximately 72% in 2005. ViPS’ reputation and relationship with CMS is a key factor in maintaining and growing revenues under CMS contract programs. Poor contract performance, employee misconduct, information security breaches or other performance issues could harm ViPS’ reputation, as could negative press reports regarding ViPS or regarding other parts of HLTH’s business that are unrelated to ViPS. If ViPS’ reputation with CMS were negatively affected, or if its performance were perceived and/or documented as being less than satisfactory, current contracts could be terminated and ViPS could find it difficult to get future contracts, which could materially adversely affect its financial results. If ViPS were suspended or debarred from contracting with government agencies, the material adverse effect on ViPS’ financial results could be even greater.

In September 2007, ViPS was selected as an information technology partner by CMS in its new contracting vehicle named Enterprise Systems Development, or ESD. CMS is expected to procure a majority of its information technology development work for the next ten years under this new contract. The ESD contract is a master agreement that provides ViPS with the opportunity to submit bids on future task orders issued by CMS, but does not specifically allocate any task orders to ViPS. There can be no assurance that bids submitted by ViPS under ESD will be accepted or that ViPS will be awarded any specific amount of work under ESD.

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues and, if ViPS’ reputation or relationships with CMS or such contractors were harmed, ViPS’ financial results would be adversely affected

ViPS depends on being retained as a subcontractor by other CMS contractors for a significant portion of its revenues. ViPS generated approximately 15% of its revenue in 2007, approximately 17% of its revenue in 2006, and approximately 18% of its revenue in 2005 from acting as a subcontractor for other CMS contractors. ViPS’ financial results could be adversely affected if other CMS contractors eliminate or reduce their subcontracts with ViPS (which could occur if, for example, ViPS’ reputation or relationship with CMS is negatively affected as discussed above) or if CMS terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

CMS may modify, curtail or terminate contracts prior to their completion and, if ViPS does not replace them, its financial results may suffer

Many of the CMS contracts in which ViPS participates as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under these contracts, CMS generally has the right not to exercise options to extend or expand ViPS’ contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience under standard government contract clauses included in the contracts. Any decision by CMS not to exercise contract options or to modify, curtail or terminate ViPS’ major programs or contracts would adversely affect ViPS’ financial results.

Procurement rules and regulations applicable to CMS contracts may be costly to comply with and failure to comply may result in termination of those contracts or other penalties

ViPS must comply with laws and regulations relating to the formation, administration and performance of CMS contracts. Such laws and regulations impose costs on ViPS’ business and any failure to comply with them by ViPS could potentially lead to liability under the contracts, penalties, and termination of its CMS contracts. Some significant regulations that affect ViPS include the following:

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

In addition, contracts under ESD have significantly greater compliance obligations for prime contractors and subcontractors than contracts issued under the predecessor Professional Technology Services or PITS contracting vehicle. These compliance obligations may make performance under ESD more difficult and costly than performance under PITS, which could adversely affect ViPS’ financial results.

ViPS’ contracts with CMS are subject to periodic review, investigation and audit by the government. If such a review, investigation or audit identifies improper or illegal activities, ViPS (or possibly HLTH as a whole) may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, liability for defective pricing, liability for overcharges pursuant to price reduction or other similar clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. ViPS could also suffer harm to its reputation if allegations of impropriety were made against it, which could impair its or HLTH’s ability to obtain Federal contract awards in the future or to receive renewals of existing contracts. If ViPS incurs a material penalty or administrative sanction or otherwise suffers harm to its reputation, ViPS’ financial results could be adversely affected.

For additional information regarding risks relating to government contracting, see “Risks Applicable to Our Entire Company and to Ownership of Our Securities — Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers” below.

ViPS is subject to routine audits and cost adjustments by the U.S. government, which, if resolved unfavorably to ViPS, could adversely affect its profitability

U.S. government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to ViPS’ contract costs, and any costs found to be improperly allocated will not be reimbursed. ViPS records contract revenues based upon costs it expects to realize upon final audit. However,

ViPS may not be able to accurately predict the outcome of future audits and adjustments and, if future audit adjustments exceed its estimates, ViPS’ profitability could be adversely affected.

Changes in government regulations or practices could adversely affect ViPS’ financial results

The U.S. Government and/or CMS may revise procurement practices or adopt new contract rules and regulations at any time. Any changes could impair ViPS’ ability to obtain new contracts or contracts under which it currently performs when those contracts are put up for re-competition. In addition, new contracting methods could be costly or administratively difficult for ViPS to implement and could adversely affect its financial results.

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

Lengthy sales, installation and implementation cycles for some ViPS applications may result in unanticipated fluctuations in its revenues

ViPS provides licensed software products and related services to commercial payers and information technology services to government customers. The period from ViPS’ initial contact with a potential client and the purchase of a ViPS solution by the client is difficult to predict. In the past, this period has generally ranged from 6 to 12 months, but in some cases has extended much longer. Sales by ViPS may be subject to delays due to customers’ internal procedures for approving large expenditures, to delays in government funding and to delays resulting from other factors outside of our control. The time it takes to implement a licensed software solution is also difficult to predict and has lasted as long as 12 months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of ViPS’ control. As a result, ViPS has only limited ability to forecast the timing of revenue from new sales. During the sales cycle and the implementation period, ViPS may expend substantial time, effort and money preparing contract proposals and negotiating contracts without receiving any related revenue.

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

ViPS’ HealthPayer Solutions Group depends on Blue Cross Blue Shield Plans and the Blue Cross Blue Shield Association for a significant portion of its revenue and, if its reputation or relationship with the BCBS business community were harmed, that business would be adversely affected

ViPS’s HealthPayer Solutions Group depends on Blue Cross Blue Shield (BCBS) Plans and the Blue Cross Blue Shield Association (BCBSA) for a significant portion of its revenue. The HealthPayer Solutions Group’s reputation and relationship with BCBS Plans and BCBSA is a key factor in maintaining and growing these revenues. Negative press reports, employee misconduct, information security breaches or performance problems with one or more of the HealthPayer Solutions Group’s products or services could harm the HealthPayer Solutions Group’s reputation and cause BCBS Plans or BCBSA to reduce or terminate their use of its products and services. In addition, similar problems involving other businesses of HLTH (including other businesses of ViPS) could also have an adverse effect on the HealthPayer Solutions Group’s reputation and its relationships with BCBS Plans or BCBSA.

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

ViPS faces significant competition for its services

The markets in which ViPS operates are intensely competitive. Competition for work for CMS is, in general, subject to formal competitive bidding processes. ViPS’ primary competitors for work for CMS are: Northrop Grumman Corporation; Computer Sciences Corporation; CGI Federal Group, Inc./CGI-AMS; Electronic Data Systems, or EDS; Lockheed Martin Corporation; IBM Corporation; and Science Applications International Corporation, or SAIC. These organizations are all larger and better known than ViPS. ViPS cannot provide assurance that it will be able to compete successfully against these organizations. Additionally, in recent years, CMS has been required to increase the amount of business it does with small businesses. This trend is expected to continue and could result in a decrease to the amount of business that CMS does with ViPS and adversely affect ViPS’ financial results. ViPS’ primary competitors for ViPS’ HealthPayer Solutions Group include: DST Health Solutions; Ingenix, a wholly owned subsidiary of UnitedHealth Group; IBM; Milliman; McKesson Corporation; Thomson Corporation/MedStat; and Trizetto Group. Most of these competitors are larger and better known than ViPS and have greater resources than ViPS does, including for marketing their products and services. ViPS cannot provide assurance that it will be able to compete successfully against them.

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

Potential new or enhanced Porex products may not achieve sufficient sales to be profitable or justify the cost of their development

We cannot be certain, when we engage in Porex research and development activities, whether potential new products or product enhancements will be accepted by the customers for whom they are intended. Achieving market acceptance for new or enhanced products may require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. In addition, sales and marketing efforts with respect to these products may require the use of additional resources for training our existing Porex sales forces and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or enhanced products will justify amounts spent for their development and marketing. In addition, there can be no assurance that any pricing strategy that we implement for any new or enhanced Porex products will be economically viable or acceptable to the target markets.

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

Porex’s manufacturing of medical devices is subject to extensive regulation by the U.S. Food and Drug Administration and its failure to meet strict regulatory requirements could require it to pay fines, incur other costs or close facilities.

Porex’s Surgical Products Group manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants used in craniofacial applications and post-surgical drains. In addition, Porex manufactures and markets blood serum filters as a medical device for use in laboratory applications. These products are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. In addition, the Porex facilities and manufacturing techniques used for manufacturing medical devices generally must conform to standards that are established by the FDA and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of such facilities or processes to monitor Porex’s compliance with applicable regulatory standards. If the FDA finds that Porex has failed to comply with applicable regulations, the agency can institute a wide variety of enforcement actions, including: warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution. Any adverse action by an applicable regulatory agency could impair Porex’s ability to produce its medical device products in a cost-effective and timely manner in order to meet customer demands. Porex may also be required to bear other costs or take other actions that may have a negative impact on its future sales of such products and its ability to generate profits.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry and its funding could adversely affect our businesses

Most of the revenue of WebMD and ViPS is derived from healthcare industry participants and could be affected by changes affecting healthcare spending. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. WebMD’s advertising and sponsorship revenue is particularly dependent on pharmaceutical, biotechnology and medical device companies. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Even if general expenditures by healthcare industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific markets we serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	a decrease in the number of new drugs or medical devices coming to market; and

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, including as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and business strategies

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to HLTH as of the date of this Annual Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and Medical Manager Health Systems, a former subsidiary of HLTH; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, HLTH understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or HLTH may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

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

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2007, we had net operating loss carryforwards of approximately $1.3 billion for federal income tax purposes and federal tax credits of approximately $35.7 million, which excludes the impact of any unrecognized tax benefits. If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits. We expect the WHC Merger to result in a cumulative change of more than 50% of the ownership of our capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. However, we are currently unable to calculate the annual limitation that would be imposed on our ability to utilize our net operating loss carryforwards and federal tax credits.

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

In the past two years, we have experienced changes in our senior management. We hired a new Chief Financial Officer in November 2006, after our previous Chief Financial Officer took a position with Sage Software in connection with our sale of Emdeon Practice Services to Sage Software. Our Chief Executive Officer went on medical leave in February 2008 and our Chairman is serving as Acting CEO. Changes in senior management and uncertainty regarding pending changes may disrupt the operations of our business and may impair our ability to recruit and retain needed personnel. Any such disruption or impairment may have an adverse affect on our company.

Contractual relationships with governmental customers may impose special burdens and additional risks on us that are not generally found in contracts with other customers

A significant portion of ViPS’ revenue and a portion of the revenue of WebMD comes from customers that are governmental agencies. Government contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	“most-favored customer” price disclosure requirements and/or requirements to submit proprietary cost or pricing data (both such disclosure requirements being designed to ensure that the government will receive contract pricing that is fair and reasonable);

•	commercial customer price tracking requirements that require contractors to monitor pricing offered to a specified class of customers and to extend price reductions offered to that class of customers to the government;

•	reporting and compliance requirements related to, among other things: conflicts of interest, equal employment opportunity, affirmative action for veterans and for workers with disabilities, accessibility for the disabled, product origin and small business subcontracting;

•	broader audit rights than we would usually grant to non-governmental customers; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

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

We would incur significant additional non-cash interest expense upon the adoption of FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

In August of 2007, the Financial Accounting Standard Board (or FASB) issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be an adverse impact on our results of operations and earnings per share and that impact could be material.

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

We depend on EBS to provide us with certain services required by us for the operation of our business

Certain administrative services required by us for the operation of our business are provided to us by EBS under a Transition Services Agreement. These services include telecommunication infrastructure and management services and data center support. A disruption in the provision of these services by EBS could have an adverse effect on the operation of our business.

We reimburse EBS in agreed upon amounts or under agreed-upon formulas based on EBS’s costs related to those services. The costs we are charged under the Transition Services Agreement are not necessarily indicative of the costs that we would incur if we had to provide the services on our own or contract for them with third parties on a stand-alone basis.

Negative conditions in the market for certain investments may result in us incurring a loss on such investments and may reduce the consideration payable to HLTH stockholders in the WHC Merger

As of the date of this Annual Report, HLTH has a total of approximately $1.45 billion in consolidated cash, cash equivalents and marketable securities, which includes approximately $364 million of investments in certain auction rate securities (ARS). WHC holds $327 million of this cash, cash equivalents and marketable securities, including $169 million of HLTH’s consolidated ARS investments. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

Recent negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. As a result, HLTH is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, HLTH is not yet able to quantify the amount of any impairment. In the event HLTH or WHC needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, HLTH and/or WHC would incur a loss on any such sales.

The cash portion of the Merger Consideration in the WHC Merger is subject to downward adjustment prior to closing, based on the amount of proceeds received from the disposition of HLTH’s ARS investments (other than those held by WHC), which, under the terms of the Merger Agreement, must be sold by HLTH prior to closing of the WHC Merger. We cannot predict what price we will receive in the required sale transactions or the amount of any resulting downward adjustment of the cash portion of the Merger Consideration.

The WHC Merger will result in a substantial increase in the number of shares of WHC Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the WHC Merger

Upon completion of the WHC Merger, shares of HLTH Common Stock will be converted into the right to receive cash and shares of WHC Common Stock. Although the WHC Merger is expected to reduce the total number of outstanding shares of WHC Common Stock, the WHC Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WHC Class B Common Stock are held by HLTH and do not trade in the public markets. As of February 25, 2008, approximately 9,150,000 shares of WHC Class A Common Stock (the class traded publicly) were outstanding. In the WHC Merger, the WHC Class B Common Stock will be extinguished, but more than 36,000,000 new shares of WHC Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WHC Common Stock could depress the market price of WHC Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. We cannot predict the effect that the HLTH Merger will have on the price of WebMD Common Stock, either before or after completion of the HLTH Merger.

The WHC Merger is subject to closing conditions that, if not satisfied or waived, will result in the WHC Merger not being completed, which may cause the market price of HLTH Common Stock to decline

The WHC Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WHC and receipt of opinions of counsel relating to tax matters. In addition, the WHC Merger is subject to deal-specific closing conditions, including: the combined company having a sufficient amount of available cash at closing to pay the cash portion of the merger consideration while leaving an agreed upon amount of cash in the combined company, calculated pursuant to a formula contained in the Merger Agreement; and completion of the sale of either ViPS or Porex. If any condition to the WHC Merger is not satisfied or, if permissible, waived, the WHC Merger will not be completed. Generally, waiver by WHC of a condition to closing will require approval of the Special Committee of the WHC Board that negotiated the transaction with HLTH. We cannot predict what the effect on the market price of HLTH Common Stock would be if the WHC Merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the WHC Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of HLTH Common Stock or an increase in the volatility of that market price.

Our decision to sell ViPS and Porex may have a negative impact on those businesses

As a result of our recent announcement that we plan to divest ViPS and Porex, the financial results and operations of those businesses may be adversely affected by the diversion of management resources to the sale process and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own those businesses in the future could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of these businesses.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 50,000 square feet of space, under a lease that expires in March 2011. A portion of the space is subleased to EBS.

ViPS leases approximately 140,000 square feet of office space and operational facilities in: Towson, Maryland (which is its headquarters); Woodlawn, Maryland; and Falls Church, Virginia.

WebMD leases approximately 100,000 square feet of office space in New York, New York for its corporate headquarters and its editorial and marketing operations under a lease that expires in November 2015. WebMD also leases an additional 20,000 square feet of office space in New York, New York under a lease entered into by Medsite. WebMD also leases office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Indianapolis, Indiana; Montreal, Canada; Chicago, Illinois; Herndon, Virginia; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Porex uses approximately 430,000 square feet for its headquarters and for office and manufacturing operations related to its porous plastics, surgical and other porous media product lines, including: Porex’s headquarters and largest facility, which is located on property that Porex owns in Fairburn, Georgia, a suburb of Atlanta; facilities that Porex owns in Newnan, Georgia; College Park, Georgia; Aachen, Germany; and Singweitz, Germany; and facilities that Porex leases in: Selangor, Malaysia; Alness, Scotland; Munich, Germany; and Shanghai, China.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of security holders of HLTH.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock on February 10, 1999. Our Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2006
First quarter	$11.18	$8.32
Second quarter	12.44	10.41
Third quarter	12.60	11.45
Fourth quarter	12.78	11.37
2007
First quarter	$16.23	$12.28
Second quarter	16.56	13.72
Third quarter	15.25	12.56
Fourth quarter	16.39	12.93

The market prices of our Common Stock and WHC’s Class A Common Stock have fluctuated in the past and are likely to fluctuate in the future. Changes in the market price of our Common Stock and other securities and WHC’s Class A Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	developments relating to the WHC Merger;

•	developments relating to the divestitures of ViPS and Porex;

•	announcements of new technologies, products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock and WHC’s Class A Common Stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of Internet and healthcare information technology stocks in general, and of our Common Stock and WHC’s Class A Common Stock in particular, have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of these companies, as well as other broad market and industry factors, may result in changes in the prices of our Common Stock and WHC’s Class A Common Stock.

Holders

On February 25, 2008 there were approximately 3,350 holders of record of our Common Stock. Because many shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 40,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of the Merger Agreement with WHC prohibit HLTH from declaring or paying any dividends.

Repurchases of Equity Securities During the Fourth Quarter of 2007

The following table provides information about purchases by HLTH during the three months ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

10/01/07-10/31/07	75,296	$11.80	—	$41,553,120
11/01/07-11/30/07	15,998	13.92	—	41,553,120
12/01/07-12/31/07	11,026	13.57	—	41,553,120

Total	102,320	$12.33	—	$41,553,120

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 15 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock with the comparable cumulative return of the NASDAQ Composite Index, a Peer Group Index (as described below) and the Research Data Group (RDG) Internet Composite Index over the period of time from December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested in our Common Stock and each index on December 31, 2002. The stock price performance on the graph is not necessarily indicative of future stock price performance.

Pursuant to applicable rules under the Securities Exchange Act of 1934, we are required to include in the graph below an index of companies in our industry or line-of-business. We have included an index of a specific group of companies (which we refer to as the Peer Group Index) to meet this requirement. This group of companies consists of Allscripts Healthcare Solutions, Amicas, Inc. (formerly known as Vitalworks Inc.), Cerner Corporation, Drugstore.com, Inc., Eclipsys Corporation, ProxyMed, Inc., QuadraMed Corporation, Quality Systems, Inc. and TriZetto Group, Inc. In addition, we have included in the graph the RDG Internet Composite Index, which WHC uses in the Performance Graph in its Annual Report on Form 10-K as an index of companies in its industry or line-of-business.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HLTH Corporation, The NASDAQ Composite Index,
The RDG Internet Composite Index And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2007	2006(1)(2)(3)	2005	2004	2003(4)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$527,115	$1,093,503	$1,021,447	$913,059	$701,934
Costs and expenses:
Cost of operations	212,555	619,046	590,792	531,053	413,389
Development and engineering	18,055	33,649	35,653	33,141	24,774
Sales, marketing, general and administrative	234,633	288,015	254,887	244,516	208,185
Depreciation and amortization	46,023	61,968	60,900	48,704	51,475
Interest income	42,035	32,339	21,527	18,716	22,855
Interest expense	18,519	18,779	16,322	19,251	15,201
Gain on 2006 EBS Sale	399	352,297	—	—	—
Other income (expense), net	3,064	(4,252)	(27,965)	(13,308)	1,918

Income from continuing operations before income tax (benefit) provision	42,828	452,430	56,455	41,802	13,683
Income tax (benefit) provision	(13,598)	52,316	3,295	6,946	5,105
Minority interest in WHC	10,667	405	775	—	—
Equity in earnings of EBS Master LLC	28,566	763	—	—	—

Income from continuing operations	74,325	400,472	52,385	34,856	8,578
(Loss) income from discontinued operations, net of tax	(54,446)	371,445	16,426	1,755	(27,000)

Net income (loss)	$19,879	$771,917	$68,811	$36,611	$(18,422)

Basic income (loss) per common share:
Income from continuing operations	$0.42	$1.44	$0.15	$0.11	$0.03
(Loss) income from discontinued operations	(0.31)	1.33	0.05	0.00	(0.09)

Net income (loss)	$0.11	$2.77	$0.20	$0.11	$(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.38	$1.26	$0.15	$0.10	$0.03
(Loss) income from discontinued operations	(0.26)	1.12	0.05	0.01	(0.09)

Net income (loss)	$0.12	$2.38	$0.20	$0.11	$(0.06)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	179,330	279,234	341,747	320,080	304,858

Diluted	211,505	331,642	352,852	333,343	325,811

	As of December 31,
	2007	2006(1)(2)	2005	2004	2003(4)
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$827,737	$648,831	$423,003	$101,655	$266,097
Long-term marketable equity securities	2,383	2,633	4,430	515,838	456,034
Working capital (excluding assets and liabilities of discontinued operations)	879,679	639,984	415,493	64,039	207,273
Total assets	1,610,565	1,451,943	2,195,683	2,292,234	2,129,642
Convertible subordinated notes	650,000	650,000	650,000	649,999	649,999
Minority interest in WHC	131,353	101,860	43,096	—	—
Convertible redeemable exchangeable preferred stock	—	98,768	98,533	98,299	—
Stockholders’ equity	599,777	372,527	1,061,233	1,214,876	1,171,980

(1)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services segment (which we refer to as EBS), as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS, includes an investment in EBS Master LLC accounted for under the equity method of accounting related to our 48% ownership and the consolidated statement of operations for the year ended December 31, 2006 include the operations of EBS for the period January 1, 2006 through November 16, 2006 and our 48% equity in earnings of EBS Master LLC from November 17, 2006 through December 31, 2006.

(2)	On September 14, 2006, we completed the sale of the Emdeon Practice Services segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of the Emdeon Practice Services segment as a discontinued operation for this and all prior periods presented.

(3)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share Based Payment” that resulted in additional non-cash stock-based compensation expense during 2006. See Results of Operations included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	On August 1, 2003, we completed the sale of two operating units of our Porex segment. Accordingly, the following selected consolidated financial data has been reclassified to reflect the historical results of these two operating units as discontinued operations for the year ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 2.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report beginning on page F-l and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of significant developments, a summary of the acquisitions we completed during the last three years and background information on certain trends, strategies and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of December 31, 2007.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

HLTH Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000, to Emdeon Corporation in October 2005 and to HLTH Corporation in May 2007. Our common stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades under that symbol on the Nasdaq Global Select Market.

As of December 31, 2007, we owned approximately 84% of the aggregate amount of outstanding shares of WHC Class A Common Stock and Class B Common Stock and, accordingly, our consolidated financial statements reflect the minority shareholders’ 16% share of equity and net income of WHC.

On December 31, 2007, through our WebMD segment, we sold certain assets and liabilities of our medical reference publications and textbook publication business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (which we collectively refer to as the ACS/ACP Business), to Decker Intellectual Properties Inc. and BC Decker Inc. Accordingly, the results of the ACS/ACP Business have been presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

From November 16, 2006 to February 8, 2008, we owned 48% of EBS Master LLC (which we refer to as EBSCo), which owns Emdeon Business Services LLC. Emdeon Business Services LLC conducts the business that comprised our Emdeon Business Services segment until we sold a 52% interest in that business to an affiliate of General Atlantic LLC (which we refer to as GA) on November 16, 2006 (we refer to that transaction as the 2006 EBS Sale). In this MD&A, we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the EBS Sale, to the reporting segment of our company.

On September 14, 2006, we completed the sale of our Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as Sage Software). We refer to this transaction in this MD&A as the EPS Sale. Accordingly, the results of EPS have been presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2006 and 2005. Discontinued operations for the year ended December 31, 2007 consist of post-sale activities related to EPS, including litigation costs that were indemnified as part of the EPS Sale. See “— Introduction — Significant Developments” with respect to this matter.

Operating Segments

Our business is currently aligned into three operating segments and one corporate segment. The following is a description of each of our operating segments, our corporate segment and the EBS segment which ceased being a separate segment in connection with the 2006 EBS Sale:

•	WebMD. WebMD provides both public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. In addition, WebMD publishes: The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person CME through December 31, 2006, as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. WebMD also published medical reference textbooks until it divested this business on December 31, 2007.

•	ViPS. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s consumer products are used in a variety of office and home products, including highlighting pens, children’s coloring markers, air fresheners, power tool dust canisters, computer printers and water filters. Porex’s industrial products are designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents, pneumatic silencers and a broad range of filters and filtration components. Porex also provides technologically advanced sterile surgical products, such as biomaterial implantable products, used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Corporate. The Corporate segment provides shared services across all of our operating segments. These services include executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the 2006 EBS Sale and EPS Sale, we entered into transition services agreements whereby we provide Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services.

•	Emdeon Business Services. EBS provides solutions that automate key business and administrative functions for healthcare payers and providers, including electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the 2006 EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results but are reflected as an equity investment in our operating results.

Significant Developments

Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans.  As of February 21, 2008, HLTH had investments of approximately $364,000 in certain auction rate securities (which we refer to as ARS). The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (which we refer to as FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH does not own any other type of ARS investments. The interest rates on these ARS investments are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments held by HLTH. The result of a failed auction is that these ARS investments continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. HLTH believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, HLTH is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, it is not yet able to quantify the amount of any impairment. HLTH believes that the lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations.

WHC Merger.  On February 20, 2008, HLTH and WHC entered into a Merger Agreement, pursuant to which HLTH will merge into WHC (which we refer to as the WHC Merger), with WHC continuing as the surviving company. In the WHC Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WHC common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (which we refer to as the Merger Consideration). The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by HLTH and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special

Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. See “— Introduction — Significant Developments — Divestiture of Porex and ViPS” below. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on the amount of proceeds received from the disposition of approximately $195,000 of HLTH’s investment (which excludes the portion held by WHC) in certain ARS, which, under the terms of the Merger Agreement, must be liquidated by HLTH prior to closing of the WHC Merger. We cannot predict, at this time, the amount of such downward adjustment. See “— Introduction — Significant Developments — Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans” above. If either ViPS or Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of HLTH in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger is subject to: HLTH and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex and the sale of HLTH’s ARS investments; and other customary closing conditions. HLTH, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the WHC Merger, WHC as the surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (collectively referred to as Notes). In the event a holder of these Notes converts these Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of HLTH Common Stock into which such Notes would have been convertible.

Proposed Divestitures of Porex and ViPS.  On February 21, 2008, HLTH announced that it intends to divest its ViPS and Porex segments. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. HLTH has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses. We expect the disposal of these entities will be completed within one year. As a result of our plans to divest our ViPS and Porex segments, these segments will be presented as discontinued operations in our consolidated financial statements contained in future filings. ViPS and Porex are not reflected as discontinued operations within the consolidated financial statements contained elsewhere in this Annual Report.

Sale of EBSCo.  On February 8, 2008, we entered into a Securities Purchase Agreement (which we refer to as the Purchase Agreement) and simultaneously completed the sale (which we refer to as the 2008 EBSCo Sale) of our 48% minority ownership interest in EBSCo for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC (which we refer to as H&F). The Purchase Agreement contains representations and warranties and covenants that are customary for transactions of this type. We, including our WebMD segment, will be continuing our product development and marketing relationships with EBSCo. We expect to recognize a taxable gain on the 2008 EBSCo Sale and expect to utilize a portion of our federal net operating loss carryforward to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale. Under the existing Tax Sharing Agreement between HLTH and WHC, HLTH has agreed to reimburse WHC for any net operating loss carryforward attributable to WHC that is utilized by HLTH in connection with this transaction. The amount of the net operating loss carryforward attributable to WHC to be utilized and the amount of the resulting reimbursement depend on numerous factors and cannot be determined at this time. This reimbursement obligation would be extinguished by the completion of the WHC Merger.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 12, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Annual Report. We subsequently have settled with two of the insurance companies during January 2008, through which we received an aggregate amount of $14,625. This amount is included within (loss) income from discontinued operations in the accompanying statement of operations for the year ended December 31, 2007 and is included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies). To date, $31,000 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. As a result of these payments, we have exhausted our coverage under the EPS Policies. Additionally, as of December 31, 2007, $16,414 has been paid under the Synetic Policies and we have remaining coverage under such policies of approximately $80,000. Our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by our company, although the $14,625 that we received in settlement from certain carriers is not subject to being repaid. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

The carrier with the third level of coverage in the Synetic Policies has filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies have joined, seeking summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to our company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which have not been named by our company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. We believe that such assertion is without merit. We are due to file our opposition to the motion by February 29, 2008 together with our motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. Oral argument with respect to both motions is set for May 5, 2008.

We believe that the Defendants are required to advance and/or reimburse amounts that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of the indicted individuals and as described above several carriers have reimbursed us through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. However, there can be no assurance that we will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information we had recently received at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and accordingly, recorded a pre-tax charge of $57,774, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007, we updated the estimate of the range of our indemnification obligation, and as a result, recorded an additional pre-tax charge of $15,573, which reflects the increase in the low end of the probable range of costs related to this matter. As of December 31, 2007, the probable range of future costs with respect to this matter is approximately $46,600 to $70,500. The increase in this estimate is primarily due to a delay in the expected trial date and an increase in the estimated costs during the pre-trial period. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods. The remaining accrual related to this obligation is $55,563 and is reflected as liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2007.

Acquisitions

During 2006, we acquired five companies, Subimo LLC (which we refer to as Subimo), Medsite, Inc. (which we refer to as Medsite), Interactive Payer Network, Inc. (which we refer to as IPN), Summex Corporation (which we refer to as Summex) and eMedicine.com, Inc. (which we refer to as eMedicine), or which we collectively called the 2006 Acquisitions.

•	On December 15, 2006, through WHC, we acquired Subimo, a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of acquisition costs. The $26,000 of WHC equity, equal to 640,930 shares of WHC Class A Common Stock, will not be issued until December 2008, subject to certain conditions. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the sellers, the remaining 394,422 of these shares will be issued with certainty. Accordingly, we recorded a gain to equity of $11,627, in connection with the issuance of these 394,422 WHC shares. The results of operations of Subimo have been included in our financial statements from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On September 11, 2006, through WHC, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On July 18, 2006, through EBS, we acquired IPN, a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of acquisition costs. In addition, we agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in our financial statements, specifically within our EBS segment, from July 18, 2006, the closing date of the acquisition, through November 16, 2006, the closing date of the 2006 EBS Sale. The obligation to pay up to $3,000 in earn out payments was transferred in connection with the 2006 EBS Sale and is no longer our obligation.

•	On June 13, 2006, through WHC, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of acquisition costs. In addition, we have agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

•	On January 17, 2006, through WHC, we acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

During 2005, we acquired the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) and HealthShare Technology, Inc. (which we refer to as HealthShare), or which we collectively called the 2005 Acquisitions.

•	On December 2, 2005, through WHC, we acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of acquisition costs. The results of operations of Conceptis have been included in our financial statements from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

•	On March 14, 2005, through WHC, we acquired HealthShare, which provides online tools that compare cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The results of operations of HealthShare have been included in our financial statements from March 14, 2005, the closing date of the acquisition, and are included in the WebMD segment.

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

Changes in Health Plan Design; Health Management Initiatives.  In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. WebMD believes that through WebMD’s Health and Benefits Manager tools, including WebMD’s personal health record application, WebMD is well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of WebMD’s private portals during the next several years. However, WebMD’s growth strategy depends, in part, on increasing usage of WebMD’s private portal services by WebMD’s employer and health plan clients’ employees and members, respectively. Increasing usage of WebMD’s services requires WebMD to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, WebMD faces competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than WebMD does, and may be better known than WebMD is.

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

WebMD.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

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

Emdeon Business Services.  Through the date of the 2006 EBS Sale on November 16, 2006, healthcare payers and providers paid us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also paid us fees for document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. Revenue for transaction services, patient statement services and paid-claims communication services was recognized as the services were provided. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2007.

•	Investments — Our investments, at December 31, 2007, consisted principally of money market funds and investments in certain ARS. All of our investments were classified as available-for-sale and were carried at fair value. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary are recorded in the consolidated statements of operations. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value. The cost of securities is based on the specific identification method.

As discussed in more detail above in “— Introduction — Significant Developments”, during mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments we held. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. We believe that the underlying credit quality of the assets backing its ARS investments have not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, we are in the process of evaluating the extent of any impairment in our ARS investments resulting from the current lack of liquidity; however, we are not yet able to quantify the amount of any impairment.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues their Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During 2007 and 2006, WHC issued Class A Common Stock for the following transactions, which resulted in our ownership in WHC decreasing to 84.1% as of December 31, 2007 from 85.2% as of December 31, 2006:

•	Compensation Related. During 2007 and 2006, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s 2005 Long-Term Incentive Plan and WHC issued WHC Class A Common Stock to its Board of Directors as payment for their services. The issuance of these shares resulted in an aggregate gain of $14,492 and $5,152 in 2007 and 2006. We expect to continue to record gains in the future related to the future issuances of WHC Class A Common Stock in these types of transactions.

•	Acquisition of Subimo. During 2006, WHC purchased Subimo for cash and agreed to the future issuance of WHC Class A Common Stock (see “— Introduction — Acquisitions” above for further details) and, accordingly, we recorded a gain to equity of $11,627 in connection with the issuance of the non-contingent portion of this WHC Class A Common Stock.

•	Equity Investment in EBSCo — We accounted for our equity investment in EBSCo (which, as described above, was sold on February 8, 2008) in accordance with Accounting Principles Board (which we refer to as APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (which we refer to as APB 18), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. We believe that our equity investment in EBSCo met these criteria. We assess the recoverability of the carrying value of our investment whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. Factors indicating a decline in value that is deemed to be other-than-temporary include the lack of intent and our inability to retain the investment until any anticipated recovery in the carrying amount of the investment, or the inability of the investment to sustain an earnings capacity which would justify the carrying amount. As of December 31, 2007, the current fair value of our equity investment in EBSCo exceeded its carrying amount of $25,261.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2007, approximately $23,480 and $39,840 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.2 years and 1.6 years, related to the HLTH and WHC stock-based compensation plans. The total recognition period for the remaining unrecognized stock-based compensation expense for both the HLTH and WHC stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2007, we had net operating loss carryforwards of approximately $1.3 billion, which expire at varying dates from 2011 through 2028. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all domestic net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of our net operating losses. During the quarter ended December 31, 2007, after consideration of the relevant positive and negative evidence, we reversed a portion of our valuation allowance primarily through the tax provision. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal. The valuation allowance also excludes the impact of any deferred items related to certain of our foreign operations as the realization of the deferred items for these operations is likely.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2007, accrued interest and penalties were $978.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%

Revenue	$527,115	100.0	$1,093,503	100.0	$1,021,447	100.0
Costs and expenses:
Cost of operations	212,555	40.3	619,046	56.6	590,792	57.8
Development and engineering	18,055	3.4	33,649	3.1	35,653	3.5
Sales, marketing, general and administrative	234,633	44.6	288,015	26.3	254,887	25.0
Depreciation and amortization	46,023	8.7	61,968	5.7	60,900	6.0
Interest income	42,035	7.9	32,339	3.0	21,527	2.1
Interest expense	18,519	3.5	18,779	1.7	16,322	1.6
Gain on 2006 EBS Sale	399	0.1	352,297	32.2	—	—
Other income (expense), net	3,064	0.6	(4,252)	(0.4)	(27,965)	(2.7)

Income from continuing operations before income tax (benefit) provision	42,828	8.1	452,430	41.4	56,455	5.5
Income tax (benefit) provision	(13,598)	(2.6)	52,316	4.9	3,295	0.3
Minority interest in WHC	10,667	2.0	405	—	775	0.1
Equity in earnings of EBS Master LLC	28,566	5.4	763	0.1	—	—

Income from continuing operations	74,325	14.1	400,472	36.6	52,385	5.1
(Loss) income from discontinued operations, net of tax	(54,446)	(10.3)	371,445	34.0	16,426	1.6

Net income	$19,879	3.8	$771,917	70.6	$68,811	6.7

Revenue is currently derived from our three operating segments: WebMD, ViPS and Porex, and was derived through our EBS segment through the date of the 2006 EBS Sale on November 16, 2006. WebMD services include: advertising, sponsorship, CME, e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic health coaching. In addition, WebMD derives revenue from sales of, and advertising in, its physician directories, advertisements in WebMD the Magazine, from in-person CME programs in 2006 and from subscriptions to its professional medical reference textbooks. In-person CME services were no longer offered by WebMD as of December 31, 2006, and effective December 31, 2007, WebMD sold its ACS/ACP business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for all periods presented. Also included in WebMD revenue is revenues related to WebMD’s agreements with News Corporation and AOL. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers and performs software maintenance and consulting services for governmental agencies involved in healthcare. Porex revenue includes the sale of porous plastic components used to control the flow of fluids and gases for use in healthcare, industrial and consumer applications, as well as finished products used in the medical device and surgical markets. EBS, which was a segment through November 16, 2006, the date of the 2006 EBS Sale, provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses, including non-cash stock-based compensation expenses, for network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, a portion of facilities expenses, leased facilities and personnel costs and non-cash expenses related to prepaid advertising costs. In addition, cost of operations includes raw materials, direct labor and manufacturing overhead, such as fringe benefits and indirect labor related to our Porex segment. Prior to the 2006 EBS Sale on November 16, 2006, cost of operations included cost of postage related to our automated print-and-mail services and paid-claims communication services and sales commissions paid to certain distributors of EBS products.

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

Our discussions throughout MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash stock-based compensation expense. Expense for 2007 and 2006 reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Expense for 2005 primarily related to restricted stock awards, as well as the amortization of deferred compensation related to certain acquisitions in 2000 and stock option modifications. The following table summarizes the non-cash stock-based compensation expense included in cost of operations, development and engineering, and sales, marketing, general and administrative expense in 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Non-cash stock-based compensation expense included in:
Cost of operations	$5,065	$11,280	$—
Development and engineering	428	993	—
Sales, marketing, general and administrative	29,210	32,682	4,880

Total	$34,703	$44,955	$4,880

•	Non-cash advertising expense. Expense related to the use of WHC’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WHC utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales, marketing, general and administrative expense when WHC uses the asset for promotion of WHC’s brand.

Modification to the Classification of Results

The following discussion of our operating results reflects the reclassification of EPS as a discontinued operation in the prior year periods, as a result of the EPS Sale that was completed on September 14, 2006. In addition, our operating results reflect an increase in revenue and an offsetting increase to expenses, primarily within cost of operations, of $39,387 and $53,771 for the years ended 2006 and 2005 related to the intercompany activity between EPS and our other operating segments, primarily EBS. This intercompany activity was primarily comprised of print-and-mail services (including postage) and electronic data interchange (which we refer to as EDI) services provided by EBS to the EPS customer base and related rebates paid by EBS to EPS related to EPS’s submission of EDI transactions. These amounts had previously been eliminated in consolidation prior to EPS being reflected as a discontinued operation.

In contrast to the EPS Sale, the 2006 EBS Sale did not result in the accounting for EBS as a discontinued operation, because the 2006 EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements from January 1, 2006 through the date of the 2006 EBS Sale on November 16, 2006 and for the year ended 2005. Subsequent to the 2006 EBS Sale on November 17, 2006, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for 2007, 2006 and 2005, as well as the EBS segment results for these periods, are presented on a basis that makes prior period results not directly comparable to the results for the full year 2007 and 2006. In the discussion of those consolidated operating results, in addition to noting the effect of the 2006 EBS Sale (which is relatively large as compared to all other differences between the periods), we have provided comparative information on items that reflect trends in our operating results based on their materiality to our consolidated operating results for the years ended 2007, 2006 and 2005. Our WebMD, ViPS and Porex segment results were not affected by the 2006 EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

2007 and 2006

The following discussion is a comparison of our results of operations for the year ended December 31, 2007, to the year ended December 31, 2006.

Revenue

Our revenue decreased 51.8% to $527,115 in 2007 from $1,093,503 in 2006. Revenue decreased by $566,388 primarily as a result of the 2006 EBS Sale, which was responsible for $661,090 of the decrease. Partially offsetting the impact of the 2006 EBS Sale was higher revenue in our WebMD, Porex and ViPS segments in the amount of $83,178, $6,879 and $4,209, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations was $212,555 in 2007, compared to $619,046 in 2006. Our cost of operations represented 40.3% of revenue in 2007, compared to 56.6% of revenue in 2006. Included in cost of operations are non-cash expenses related to stock-based compensation of $5,065 in 2007, compared to $11,280 in 2006. The decrease in non-cash stock-based compensation expense for 2007 was primarily due to the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption date of SFAS 123R, including the WHC options and restricted stock granted at the time of the initial public offering, as well as non-cash stock-based compensation expense related to EBS employees, which was included in the prior year period.

Cost of operations, excluding the non-cash stock-based compensation expenses discussed above, was $207,490 or 39.4% of revenue in 2007, compared to $607,766 or 55.6% of revenue in 2006. The decrease in cost of operations excluding non-cash stock-based compensation expenses, as a percentage of revenue, was primarily due to the 2006 EBS Sale, as EBS services and products had lower gross margins than our other operations.

Development and Engineering.  Development and engineering expense was $18,055 in 2007, compared to $33,649 in 2006. Our development and engineering expenses represented 3.4% of revenue in 2007, compared to 3.1% of revenue in 2006. The decrease in development and engineering expense, was primarily due to the 2006 EBS Sale.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $234,633 in 2007, compared to $288,015 in 2006. Our sales, marketing, general and administrative expenses represented 44.6% of revenue in 2007, compared to 26.3% of revenue in 2006. Non-cash expense related to advertising was $5,264 in 2007, compared to $7,414 in 2006. This decrease was due to lower utilization of our prepaid advertising inventory. Non-cash stock-based compensation was $29,210 in 2007, compared to $32,682 in 2006. Non-cash stock-based compensation expense was lower in 2007, when compared to 2006 as a result of the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption of SFAS 123R, as well as the 2006 EBS Sale. This decrease was offset by additional stock compensation expense related to new equity awards granted during the later part of 2006 and during 2007.

Sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, was $200,159 or 38.0% of revenue in 2007, compared to $247,919 or 22.7% of revenue in 2006. The increase in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was primarily due to the 2006 EBS Sale, as EBS had lower sales, marketing, general and administrative expenses as a percentage of revenue than our other operations. The 2006 EBS Sale was also the primary reason for the decrease in sales, marketing, general and administrative expense, in absolute dollars. Also contributing to the decrease in sales, marketing, general and administrative expense, in absolute dollars, were lower shared service costs and other corporate expenses due to the 2006 EBS Sale and EPS Sale. This decrease was partially offset by higher expenses within our WebMD segment related to an increase in compensation related costs and expenses related to our acquisitions of Summex, Medsite and Subimo due to increased staffing, outside personnel and sales commissions related to higher revenue.

Depreciation and Amortization.  Depreciation and amortization expense was $46,023 or 8.7% of revenue in 2007, compared to $61,968 or 5.7% of revenue in 2006. The decrease in depreciation and amortization expense was primarily due to the 2006 EBS Sale. Partially offsetting this decrease to depreciation and amortization expense in 2007, were WebMD’s recent acquisitions and capital improvements within our WebMD segment, which resulted in additional depreciation and amortization expense in 2007, as compared to 2006.

Interest Income.  Interest income increased to $42,035 in 2007, from $32,339 in 2006. The increase was due to higher average investment balances and higher rates of return in 2007, as compared to 2006.

Interest Expense.  Interest expense of $18,519 in 2007 was consistent with interest expense of $18,779 in 2006. Interest expense in both 2007 and 2006 primarily included the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Gain on 2006 EBS Sale.  The gain on 2006 EBS Sale of $399 in 2007 represented a gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale on November 16, 2006, while the gain on sale of $352,297 in 2006 represents the gain recognized in connection with the 2006 EBS Sale as of the November 16, 2006 closing date.

Other Income (Expense), Net.  Other income, net was $3,064 in 2007, compared to other expense, net of $4,252 in 2006. Other income (expense), net includes transition services income of $5,833 and $2,524 in 2007 and 2006 related to the services we provide to EBSCo and Sage Software, net of services EBSCo provides to us, related to each of their respective transition services agreements, and $1,497 in 2007 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. We expect these transaction service fees to be lower in 2008. Other expense of $2,869 and $4,198 in 2007 and 2006 represents advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for WHC in 2007 and our former EBS segment in 2006. See “— Introduction — Significant Developments” for more information on the WHC Merger. Also included in other income (expense), net was $1,397 and $2,578 in 2007 and 2006 of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Income Tax (Benefit) Provision.  The income tax benefit of $13,598 in 2007 and provision of $52,316 in 2006, includes tax expense for operations that were profitable in certain foreign, state and other jurisdictions in which we do not have net operating loss carryforwards to offset that income. The income tax provision includes a non-cash provision for taxes of $2,793 and $30,770 in 2007 and 2006, respectively, that has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations and therefore the related valuation allowance was reversed through goodwill. Additionally, included in the income tax provision in 2007 and 2006 is a deferred tax provision of $2,844 and a benefit of $3,877, respectively, primarily related to a certain portion of our goodwill that is deductible for tax purposes. The 2007 tax provision also includes a benefit of $23,663 related to the reversal of our valuation allowance related to the estimated utilization of our net operating losses in 2008. The income tax provision in 2006 was considerably higher than in 2007 and prior periods as a result of the gain we recorded in connections with the 2006 EBS Sale and the reversal of a portion of our valuation allowance at December 31, 2007.

Minority Interest in WHC.  Minority interest expense of $10,667 in 2007, compared to $405 in 2006, represents the minority stockholders’ proportionate share of income for WHC, our consolidated WebMD segment. The ownership interest of minority shareholders fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders percentage ownership changes as a result of the issuance of WHC Class A Common Stock for the exercise of stock options, the release of restricted awards and stock issued for acquisitions, such as Subimo.

(Loss) Income from Discontinued Operations, Net of Tax.  (Loss) income from discontinued operations was a loss of $54,446 in 2007, which primarily relates to a pre-tax charge of $73,347 related to the estimate of our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina. Partially offsetting the pre-tax charge, is the reimbursement of $14,625 by two of the nine insurance companies we have been seeking to honor their obligations under certain directors and officers liability insurance policies. For a description of this matter, see “— Significant Developments.” For 2006, income from discontinued operations of $371,445 included a gain of $353,158, net of tax, recognized in connection with the EPS Sale, as well as EPS’s net operating results of $17,902 during the period from January 1, 2006 through the date of sale on September 16, 2006. In addition, included in income from discontinued operations, net of tax, is $3,442 and $385 in 2007 and 2006, which represents the net operating results and the gain recognized in connection with the sale of the ACS/ACP Business.

2006 and 2005

The following discussion is a comparison of our results of operations for the year ended December 31, 2006, to the year ended December 31, 2005.

Revenue

Our total revenue increased 7.1% to $1,093,503 in 2006 from $1,021,447 in 2005. The WebMD, ViPS and Porex segments accounted for $85,566, $8,561 and $6,578, respectively, of the increase. The increase was partially offset by a decrease in revenue of $28,215 as a result of the 2006 EBS Sale.

Costs and Expenses

Cost of Operations.  Cost of operations was $619,046 in 2006, compared to $590,792 in 2005. Our cost of operations represented 56.6% of revenue in 2006, compared to 57.8% of revenue in 2005. Included in cost of operations are non-cash stock-based compensation expenses of $11,280 for the year ended December 31, 2006, with no corresponding amount in the prior year period, as a result of the adoption of SFAS 123R.

Cost of operations, excluding the non-cash stock-based compensation expense, was $607,766 or 55.6% of revenue in 2006. This increase, in absolute dollars, was primarily due to higher compensation expenses as a result of higher staffing levels and outside personnel expenses related to WebMD’s Web site operation and development, increased expenses associated with creating and licensing WebMD content, increased production costs related to the timing of WebMD the Magazine which shipped larger issues in 2006, compared to 2005, the impact on EBS’ cost of operations of the postal rate increase that went into effect on January 8, 2006 and increased expenses related to the delivery of our consulting services within our ViPS operations. These items were partially offset by lower cost of operations, in absolute dollars, in our EBS segment as a result of the 2006 EBS Sale and also as a result of lower direct expenses in our EBS segment during 2006, when compared to 2005, through operating efficiencies and cost savings.

The decrease in cost of operations as a percentage of revenue, was primarily the result of the increased revenue discussed above, without a proportionate increase in cost of operations, as well as the 2006 EBS Sale, as EBS products have lower gross margins than our other operations. Additionally, we encountered lower direct expenses in our EBS segment during 2006, when compared to 2005, through operating efficiencies and cost savings. These operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication charges and paper and other direct material costs, as well as lower personnel related costs. Partially offsetting this improvement was the impact of the postal rate increase which had a negative effect on cost of operations when reflected as a percentage of revenue.

Development and Engineering.  Development and engineering expense was $33,649 in 2006, compared to $35,653 in 2005. Our development and engineering expense represented 3.1% of revenue in 2006, compared to 3.5% of revenue in 2005. The primary decrease in development and engineering expense, in absolute dollars, was the result of the 2006 EBS Sale. Offsetting this decrease in development and engineering expense was an increase related to non-cash stock-based compensation of $993 related to the adoption of SFAS 123R and to WebMD’s 2006 and 2005 Acquisitions, which due to the timing of these acquisitions, were partially included or not included in our results during 2005.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expense was $288,015 in 2006, compared to $254,887 in 2005. Our sales, marketing, general and administrative expense represented 26.3% of revenue in 2006, compared to 25.0% of revenue in 2005. Included in sales, marketing, general and administrative expense were non-cash expenses related to stock-based compensation and advertising services. Non-cash stock-based compensation was $32,682 in 2006, compared to $4,880 in 2005, reflecting the adoption of SFAS 123R on January 1, 2006. Non-cash expenses related to advertising services were $7,414 in 2006, compared to $10,534 in 2005. The decrease in non-cash advertising expense for 2006 was due to lower utilization of our prepaid advertising inventory.

Sales, marketing, general and administrative expense excluding the non-cash expenses discussed above was $247,919, or 22.7% of revenue in 2006, compared to $239,473, or 23.4% of revenue in 2005. The decrease in sales, marketing, general and administrative expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was due to our ability to achieve an increase in revenue without incurring a proportionate increase in expenses. We expect that the decrease in these expenses from 2005 to 2006, as a percentage of revenue, would have been greater if not for the 2006 EBS Sale. This is due to EBS’ sales, marketing, general and administrative expenses represented a lower percentage of revenue than our remaining business.

The increase in absolute dollars in 2006, compared to 2005, was primarily due to increased compensation related costs due to higher staffing levels and higher sales commission expenses related to our WebMD segment, which were directly attributable to the increased revenue, as well as increased expenses related to recent acquisitions that were not included, or only partially included a year ago. In contrast, these higher costs at WebMD were partially offset by lower costs in 2006 for EBS as a result of the 2006 EBS Sale.

Depreciation and Amortization.  Depreciation and amortization expense was $61,968 in 2006, compared to $60,900 in 2005, which represented 5.7% and 6.0% of revenue in 2006 and 2005, respectively. The increase in absolute dollars was primarily due to depreciation and amortization expense relating to the 2006 Acquisitions and 2005 Acquisitions in our WebMD segment. Additionally, depreciation expense increased during 2006, compared to 2005, as a result of increased capital expenditures throughout 2006 and 2005, primarily within our WebMD segment. This increase was partially offset by a decrease in depreciation and amortization expense as a result of the 2006 EBS Sale. The EBS business was deemed to be an asset held for sale on September 26, 2006 in connection with the signing of a definitive agreement for the partial sale of that business, and accordingly, no depreciation or amortization expense was recorded for the EBS business during the fourth quarter of 2006.

Interest Income.  Interest income increased to $32,339 in 2006, from $21,527 in 2005. The increase was mainly due to higher rates of return in 2006, compared to 2005. Also contributing to the increase in interest income were higher investment balances, particularly during the fourth quarter of 2006, as a result of the proceeds received in connection with the EPS Sale on September 14, 2006 and the 2006 EBS Sale on November 16, 2006, partially offset by the $1.55 billion used in connection with the 2006 Tender Offer that was completed on December 4, 2006.

Interest Expense.  Interest expense increased to $18,779 in 2006, from $16,322 in 2005, primarily due to higher weighted average debt outstanding during 2006, compared to 2005.

Gain on 2006 EBS Sale.  The gain on 2006 EBS Sale represents a gain of $352,297, recognized in connection with the 2006 EBS Sale, for gross cash proceeds of approximately $1,209,000.

Other Income (Expense), Net.  Other expense, net was $4,252 and $27,965 in 2006 and 2005. Other expense, net in 2006 includes advisory expenses of $4,198 for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for our EBS business, from the time we initiated this exploration, through the date we signed the definitive agreement for the 2006 EBS Sale on September 26, 2006. Also included in other expense, net was transition services income of $2,524 earned from the service fee charged to EBSCo and Sage Software for services rendered under each of their respective transition services agreement and external legal costs and expenses of $2,578 and $17,835 that we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Other expense, net in 2005 represents a charge of $1,863 related to the settlement of litigation in 2005, a loss of $1,902 related to the redemption of our $300,000 3 1/4% Convertible Notes on June 2, 2005 and a net loss of $6,365 on marketable securities.

Income Tax (Benefit)Provision.  The income tax provision of $52,316 and $3,295 in 2006 and 2005 includes tax expense for operations that are profitable in certain states and foreign countries in which we do not have net operating losses to offset that income. In addition, the income tax provision includes a non-cash provision for taxes of $30,770 and $174 in 2006 and 2005, respectively, that has not been reduced by the reversal of the valuation allowance as these tax benefits were acquired through business combinations and therefore the related valuation allowance was reversed through goodwill. Additionally, included in the income tax provision in 2006 and 2005 is a deferred tax benefit of $3,877 and expense of $4,296, respectively, primarily related to a certain portion of our goodwill that is deductible for tax purposes. The income tax provision in 2006 was considerably higher than in prior periods, as a result of the gain we recorded in connection with the 2006 EBS Sale. In 2005, the tax expense was partially offset by the reversal of reserves for tax contingencies resulting from the completion of an IRS Joint Committee review and, to a lesser extent, the expiration of the statutes of limitation periods applicable to certain of our tax returns.

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

(Loss) Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax includes EPS’s net operating results of $17,902 during the period from January 1, 2006 through the date of sale on September 14, 2006 and $16,265 for the year ended December 31, 2005, as well as a gain of $353,158, net of tax, recognized in 2006 in connection with the completed EPS Sale. In addition, included in income from discontinued operations, net of tax, is $385 and $161 in 2006 and 2005, which represents the net operating results of the ACS/ACP Business.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses we incurred which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2007, primarily consisting of legal, accounting and financial advisory services, related to the merger of HLTH and WHC, the sale of our 48% ownership interest in EBSCo and the expected sales of ViPS and Porex and similar fees in 2006 for the 2006 EBS Sale; a charge related to the redemption of $300,000 3 1/4% Convertible Subordinated Notes; loss recognized related to the sale of marketable securities; and costs and expenses related to the settlement of litigation in 2005. Inter-segment revenue primarily represents printing services provided by EBS during 2006 and 2005 and certain services provided by our WebMD segment to our other operating segments during 2007, 2006 and 2005.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, we reclassified certain expenses related to activities that were previously managed, and therefore reported, within the Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by our continuing operations and therefore these expenses were reclassified for the current and comparable periods. The expenses which were reclassified to the discontinued EPS segment aggregated $924 and $1,750 in 2006 and 2005, respectively.

Summarized financial information for each of our operating segments and corporate segment and a reconciliation to net income are presented below (amounts in thousands):

	Years Ended December 31,
	2007	2006(a)	2005

Revenue
Emdeon Business Services	$—	$661,090	$689,305
WebMD	331,954	248,776	163,210
ViPS	103,083	98,874	90,313
Porex	92,581	85,702	79,124
Inter-segment eliminations	(503)	(939)	(505)

	$527,115	$1,093,503	$1,021,447

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$152,911	$138,529
WebMD	84,697	52,686	27,380
ViPS	21,012	20,529	16,913
Porex	27,074	24,974	22,524
Corporate	(25,111)	(43,414)	(49,481)

	107,672	207,686	155,865

Interest, taxes, non-cash and other items
Depreciation and amortization	(46,023)	(61,968)	(60,900)
Non-cash stock-based compensation	(34,703)	(44,955)	(4,880)
Non-cash advertising	(5,264)	(7,414)	(10,870)
Interest income	42,035	32,339	21,527
Interest expense	(18,519)	(18,779)	(16,322)
Income tax benefit (provision)	13,598	(52,316)	(3,295)
Minority interest in WHC	(10,667)	(405)	(775)
Equity in earnings of EBS Master LLC	28,566	763	—
Gain on 2006 EBS Sale	399	352,297	—
Other expense, net	(2,769)	(6,776)	(27,965)

Income from continuing operations	74,325	400,472	52,385
(Loss) income from discontinued operations, net of tax	(54,446)	371,445	16,426

Net income	$19,879	$771,917	$68,811

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

2007 and 2006

The following discussion is a comparison of the results of operations for each of our operating segments and corporate segment for the year ended December 31, 2007, to the year ended December 31, 2006.

WebMD.  Revenue was $331,954 in 2007, an increase of $83,178 or 33.4% from 2006. The increase in revenue was primarily attributed to higher advertising and sponsorship revenue as a result of an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites, as well as the acquisitions of eMedicine in January 2006 and Medsite in September 2006. Excluding the impact of the 2006 acquisitions on revenue, total revenue increased approximately $60,000 or 25% from 2006 to 2007. Also contributing to the higher revenue is an increase in WHC’s licensing revenue due to an increase in the number of companies using WebMD’s private portals.

Earnings before interest, taxes, non-cash and other items was $84,697 in 2007, compared to $52,686 in 2006. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 25.5% in 2007, compared to 21.2% in 2006. The increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in WebMD’s public portals, as well as the increase in companies using WebMD’s private portals without incurring a proportionate increase in overall expenses due to the benefits achieved from WebMD’s infrastructure investments as well as acquisition synergies.

ViPS.  Revenue was $103,083 in 2007, an increase of $4,209 or 4.3% from 2006. The increase in revenue was due to higher revenue from professional consulting services that we provide to governmental and, to a lesser extent, license revenue and related support and maintenance revenue related to data warehousing and decision-support software.

Earnings before interest, taxes, non-cash and other items was $21,012 in 2007, compared to $20,529 in 2006. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 20.4% in 2007, compared to 20.8% in 2006. The slight decrease in operating margin for 2007, as compared to 2006 was primarily due to the changes in the type of revenue we earned, which can have varying degrees of profitability.

Porex.  Revenue was $92,581 in 2007, an increase of $6,879 or 8.0% from 2006. The increase in revenue in 2007, was primarily due to increased sales of our consumer and surgical products, as well as a favorable impact of exchange rates on the translation of our foreign operations.

Earnings before interest, taxes, non-cash and other items was $27,074 in 2007, compared to $24,974 in 2006. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 29.2% in 2007, compared to 29.1% in 2006. Operating margin as a percentage of revenue for 2007 was slightly higher reflecting lower direct manufacturing costs relating to the mix of products produced, which can have varying degrees of profitability, partially offset by higher operating expenses, primarily compensation related costs and marketing and advertising costs.

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate expenses decreased to $25,111, or 4.8% of consolidated revenue in 2007, compared to $43,414, or 4.0% of consolidated revenue in 2006. The decrease in corporate expenses, in dollars, for 2007 was the result of the 2006 EBS Sale and the EPS Sale which occurred in the latter half of 2006 and resulted in a significant reduction in a portion of the shared services performed at corporate, which previously supported those operations. The most significant reductions in expenses were related to certain outside services including legal and accounting services, as well as personnel expenses. Additionally, included in corporate is transition service income, net of expenses, of $5,833 and $2,524 in 2007 and 2006, related to the services we continue to provide to EBSCo and Sage Software, which were only partially included in the prior year period. These amounts were reflected within our Corporate segment, partially offsetting the cost of providing these services. We expect these transaction service fees to be lower in 2008. The increase in corporate expenses as a percentage of revenue was due to the impact of lower revenue as a result of the 2006 EBS Sale, combined with the effect of certain corporate expenses that are fixed in nature, and accordingly, did not decrease in proportion to the reduction in revenue.

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

Emdeon Business Services.  Revenue was $661,090 in 2006, a decrease of $28,215 or 4.1% from 2005. The decrease in revenue was due to the impact of the 2006 EBS Sale. Offsetting the decrease in revenue was growth in our electronic transactions, patient statements and remittance and payment services and an increase in postage revenue which corresponded with the increase in postage rates that went into effect on January 8, 2006.

Earnings before interest, taxes, non-cash and other items was $152,911 in 2006, compared to $138,529 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 23.1% in 2006, compared to 20.1% in 2005. The increase in operating margin, as a percentage of revenue, was primarily the result of revenue growth experienced in the period prior to the 2006 EBS Sale, without a proportionate increase in costs. This was due to a combination of certain costs that are more fixed in nature and do not increase proportionately with revenue including certain personnel related costs, as well as the result of operating efficiencies and cost savings. The operating efficiencies and costs savings included lower direct expenses in the areas of telecommunication expenses and other direct material costs related to our patient statement and remittance and payment service offerings. The increase in operating margin was slightly offset by the impact of the increased postage rates which went into effect at the beginning of the current year.

WebMD.  Revenue was $248,776 in 2006, an increase of $85,566 or 52.4% from 2005. The increase in revenue was the result of increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals. Excluding the impact of the 2006 Acquisitions and 2005 Acquisitions on revenue, total revenue increased approximately $55,000, or 32%, from 2005 to 2006.

Earnings before interest, taxes, non-cash and other items was $52,686 in 2006, compared to $27,380 in 2005. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 21.2% in 2006, compared to 16.8% in 2005. This increase in operating margin was primarily due to the higher revenue from the increase in number of brands and sponsored programs in our public portals, as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses. This increase was partially offset by a charge of approximately $3,150 during 2005 related to the resignation of WebMD’s former CEO and other personnel and recruitment of WebMD’s Executive Vice President of Product and Programming and Chief Technology Officer.

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

Corporate.  Corporate includes services shared across all operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, risk management and certain information technology functions. Corporate expenses decreased to $43,414, or 4.0% of consolidated revenue in 2006, compared to $49,481, or 4.8% of consolidated revenue in 2005. These expenses, in absolute dollars, decreased as a result of lower personnel related costs due to lower headcount. Additionally, our corporate expenses as a percentage of revenue continue to decrease when compared to the prior periods reflecting our ability to increase revenue without a proportionate increase in corporate costs which are generally more fixed in nature. Additionally, in connection with the transition services we are providing to EPS and EBSCo following the EPS Sale and 2006 EBS Sale, we charged EPS and EBSCo transition services fees of $2,524 during 2006, which is net of certain fees we pay to EBSCo, related to certain services they perform for us. This amount was reflected within our Corporate segment during 2006, partially offsetting the cost of providing these services.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by the EBS segment and certain services provided by the WebMD segment to our other operating segments.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities from our continuing operations was $93,567 in 2007, compared to $172,730 in 2006. The $79,163 decrease in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to EBS being treated as an equity investment during 2007, compared to it being treated as part of our operations for the period January 1, 2006 through November 16, 2006. While we are sharing 48% of EBSCo’s earnings, we did not receive cash distributions from the investment during the current year period. Also contributing to this decrease in cash flow from operating activities, when compared to the prior year, were estimated payments for income taxes, which were higher than the prior year period due to the gain recognized for the 2006 EBS Sale during the three months ended December 31, 2006.

Cash used in investing activities from our continuing operations was $247,149 in 2007, compared to cash provided by investing activities from our continuing operations of $1,764,551 in 2006. Cash used in investing activities from our continuing operations in 2007 included net disbursements of $256,712 from purchases, net of maturities and sales, of available for sale securities, compared to $241,469 of proceeds from maturities and sales, net of purchases, in 2006. Partially offsetting this disbursement of cash during 2007, is the receipt of $18,792 in repayment of advances to EBSCo, which primarily consisted of $10,000 advanced to EBSCo at closing on November 16, 2006 to support working capital needs and $10,016 of expenses paid by us on EBSCo’s behalf through December 31, 2006. In addition, during 2007, we received $11,667, which was released from escrow, related to the EPS Sale. Cash provided by investing activities from our continuing operations in 2006 was primarily attributable to $1,199,872 and $522,604 of proceeds received from the 2006 EBS Sale and EPS Sale, respectively. Cash paid in business combinations, net of cash acquired, was $152,772 in 2006, which primarily related to the acquisitions of Subimo, Medsite, Summex and eMedicine, as well as contingent consideration payments related to our acquisitions of Advanced Business Fulfillment, Inc. and MedicineNet. Investments in property and equipment were $23,694 in 2007, compared to $54,885 in 2006.

Cash provided by financing activities was $92,337 in 2007, compared to cash used in financing activities of $1,479,646 in 2006. Cash provided by financing activities for 2007 principally related to proceeds of $133,054 from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options, as well as a tax benefit of $6,601 from the exercise of employee stock options, partially offset by the repurchases of 3.4 million shares of HLTH Common Stock for $47,123. Cash used in financing activities in 2006 principally related to the repurchases of a total of 137.5 million shares of HLTH Common Stock for $1,635,287, offset by proceeds from the issuance of HLTH Common Stock and WHC Class A Common Stock, primarily resulting from exercises of employee stock options, of $156,078.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the EPS segment as a result of the EPS Sale. Our cash flows from discontinued operations during 2007 of $18,174 represent payments of legal fees related to our indemnity obligations of the initially ten and now nine former officers and directors of EPS, who were indicted in connection with the Investigation. In addition, in January

2008, we received a reimbursement of $14,625 from two of the nine insurance companies for these costs related to this obligation. Our remaining reserve relating to this indemnity obligation was $55,563 as of December 31, 2007. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. Our cash flows from discontinued operations during 2006 are comprised of cash flows provided by operating activities of $26,290 and cash flows used in investing activities of $26,010, and represent activity related to the operations of our EPS segment prior to the EPS Sale.

Outlook on Future Liquidity

Our liquidity during 2008 is expected to be significantly impacted as a result of the planned WHC Merger, and also as a result of the planned divestitures of ViPS and Porex, see “— Introduction — Significant Developments.” The planned merger with WebMD will result in the payment of up to $6.89 in cash for each outstanding share of HLTH Corporation as of the closing date of the merger. We expect to use available cash on hand, as well as cash proceeds to be received from the divestitures of Porex and ViPS to fund the cash portion of the merger consideration. Additionally, if either Porex or ViPS has not been sold at the time the WHC Merger is ready to be consummated, WebMD could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the merger.

As of February 21, 2008, we have approximately $1.45 billion in consolidated cash, cash equivalents and marketable securities, which reflects the receipt of $575,000 in cash on February 8, 2008 as a result of the sale of our remaining 48% interest in EBSCo. Also as of February 21, 2008, and as discussed in more detail above (see “— Introduction — Significant Developments”), we owned investments in approximately $364,000 of ARS investments, including approximately $169,000 of ARS investments held at WHC. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments we held. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. We believe that any lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our operations.

We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements, for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, cost of maintaining and upgrading the information technology platforms and communications systems that WebMD uses to provide its services and potential future acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2007 for future specified contractual obligations that are not reflected in our consolidated balance sheets, as well as the estimated timing of the cash payments associated with these obligations. This table also provides the timing of cash payments related to our long-term debt obligations included in our consolidated balance sheets. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(a)	$712,188	$15,500	$27,938	$668,750	$—
Leases(b)	64,415	11,063	22,131	16,260	14,961
Purchase obligations(c)	7,626	5,439	2,187	—	—
Other long term liabilities	456	280	176	—	—

Total	$784,685	$32,282	$52,432	$685,010	$14,961

(a)	Long-term debt includes our 3 1/8% Notes, and our 1.75% Convertible Subordinated Notes due 2023, which are first puttable at the option of the holders in 2012 and 2010, respectively. Amounts include our contractual interest payments through the earliest date at which these notes are puttable by the holder.

(b)	The lease amounts are net of sublease income.

(c)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

The above table excludes $11,888 of uncertain tax positions, including interest and penalties, under FIN 48, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 16, “Income Taxes” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 141 (Revised 2007), “Business Combinations” (which we refer to as SFAS 141R), a replacement of FASB Statement No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (which we refer to as SFAS 160). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. We are currently evaluating the impact that SFAS 160 will have on our operations, financial positions and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (which we refer to as SFAS 159), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we do not expect to elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement is not expected to have any impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (which we refer to as SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-b (which we refer to as FSP 157-b) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and various types of marketable securities.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $3.3 million, $3.6 million and $(3.3) million in 2007, 2006 and 2005, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-64 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided. As required by Rule 3-09 of Regulation S-X, the financial statements for the year ended December 31, 2007 and period from November 16, 2006 to December 31, 2006 of EBS Master LLC, our 48% owned equity investment, are contained in Exhibit 99.1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Acting Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on that evaluation, the Acting Chief Executive Officer and the Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of December 31, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Acting Chief Executive Officer and the Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting, except for the continued implementation during the fourth quarter of the conversion by HLTH to a new enterprise resource planning system (including new accounting software) primarily at the corporate level, which HLTH had begun to implement earlier in 2007. As a result, certain business processes and accounting procedures of HLTH have also changed. The third party vendor for this system is the one that has been used by WHC (and, accordingly, by HLTH for its WebMD segment) since the second quarter of 2006. HLTH’s decision to change these systems was made following completion of the 2006 EBS Sale and EPS Sale in order to increase efficiency and to reduce costs, and was based on experience with the system at WebMD. The decision to change systems was not in response to any identified deficiency or weakness in HLTH’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors and Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Directors and Executive Officers” and “Corporate Governance” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report. As required by Rule 3-09 of Regulation S-X, the financial statements for the year ended December 31, 2007 and period from November 16, 2006 to December 31, 2006 of EBS Master LLC, our 48% owned equity investment, are contained in Exhibit 99.1.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2008.

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

Signature	Capacity	Date

/s/ Martin J. Wygod Martin J. Wygod	Director; Acting Chief Executive Officer (principal executive officer)	February 29, 2008

/s/ Mark D. Funston Mark D. Funston	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	February 29, 2008

/s/ Paul A. Brooke Paul A. Brooke	Director	February 29, 2008

/s/ Kevin M. Cameron Kevin M. Cameron	Director	February 29, 2008

/s/ Neil F. Dimick Neil F. Dimick	Director	February 29, 2008

/s/ James V. Manning James V. Manning	Director	February 29, 2008

/s/ Herman Sarkowsky Herman Sarkowsky	Director	February 29, 2008

/s/ Joseph E. Smith Joseph E. Smith	Director	February 29, 2008

HLTH Corporation
Index to Consolidated Financial Statements and Supplemental Data

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets at December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-8
Notes to Consolidated Financial Statements	F-10
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of HLTH Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the Exchange Act) as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

HLTH management assessed the effectiveness of HLTH’s internal control over financial reporting as of December 31, 2007. In making this assessment, HLTH management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, HLTH management concluded that HLTH maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears on page F-3.

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
HLTH Corporation

We have audited HLTH Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HLTH Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HLTH Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of HLTH Corporation and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
HLTH Corporation

We have audited the accompanying consolidated balance sheets of HLTH Corporation (and subsidiaries) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HLTH Corporation (and subsidiaries) at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method. Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HLTH Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 28, 2008

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$536,879	$614,691
Short-term investments	290,858	34,140
Accounts receivable, net of allowance for doubtful accounts of $1,399 at December 31, 2007 and $1,296 at December 31, 2006	116,243	121,608
Inventory	11,772	9,922
Due from EBS Master LLC	1,224	30,716
Prepaid expenses and other current assets	74,794	31,871

Total current assets	1,031,770	842,948
Marketable equity securities	2,383	2,633
Property and equipment, net	74,750	72,040
Goodwill	331,859	337,669
Intangible assets, net	109,001	129,473
Investment in EBS Master LLC	25,261	1,521
Other assets	35,541	65,659

TOTAL ASSETS	$1,610,565	$1,451,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,280	$3,996
Accrued expenses	61,427	113,175
Deferred revenue	87,384	85,793
Liabilities of discontinued operations	55,563	1,645

Total current liabilities	207,654	204,609
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	21,781	24,179
Minority interest in WHC	131,353	101,860
Convertible redeemable exchangeable preferred stock, $0.0001 par value; 10,000 shares authorized; no shares outstanding at December 31, 2007; 10,000 shares issued and outstanding at December 31, 2006	—	98,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,990,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,803,361 shares issued at December 31, 2007; 449,600,747 shares issued at December 31, 2006	46	45
Additional paid-in capital	12,479,574	12,290,126
Treasury stock, at cost; 275,786,634 shares at December 31, 2007; 287,770,823 shares at December 31, 2006	(2,564,948)	(2,585,769)
Accumulated deficit	(9,320,748)	(9,341,985)
Accumulated other comprehensive income	5,853	10,110

Total stockholders’ equity	599,777	372,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,610,565	$1,451,943

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenue:
Services	$430,930	$998,016	$932,392
Products	96,185	95,487	89,055

Total revenue	527,115	1,093,503	1,021,447
Cost of operations:
Services	174,552	578,544	552,695
Products	38,003	40,502	38,097

Total cost of operations	212,555	619,046	590,792
Development and engineering	18,055	33,649	35,653
Sales, marketing, general and administrative	234,633	288,015	254,887
Depreciation and amortization	46,023	61,968	60,900
Interest income	42,035	32,339	21,527
Interest expense	18,519	18,779	16,322
Gain on 2006 EBS Sale	399	352,297	—
Other income (expense), net	3,064	(4,252)	(27,965)

Income from continuing operations before income tax (benefit) provision	42,828	452,430	56,455
Income tax (benefit) provision	(13,598)	52,316	3,295
Minority interest in WHC	10,667	405	775
Equity in earnings of EBS Master LLC	28,566	763	—

Income from continuing operations	74,325	400,472	52,385
(Loss) income from discontinued operations, net of tax	(54,446)	371,445	16,426

Net income	$19,879	$771,917	$68,811

Basic income (loss) per common share:
Income from continuing operations	$0.42	$1.44	$0.15
(Loss) income from discontinued operations	(0.31)	1.33	0.05

Net income	$0.11	$2.77	$0.20

Diluted income (loss) per common share:
Income from continuing operations	$0.38	$1.26	$0.15
(Loss) income from discontinued operations	(0.26)	1.12	0.05

Net income	$0.12	$2.38	$0.20

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	179,330	279,234	341,747

Diluted	211,505	331,642	352,852

See accompanying notes.

HLTH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
								Accumulated
			Additional	Deferred				Other	Total
	Common Stock		Paid-In	Stock	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Income	Equity

Balances at January 1, 2005	394,041,320	$39	$11,776,911	$(7,819)	80,849,495	$(379,968)	$(10,182,244)	$7,957	$1,214,876
Net income	—	—	—	—	—	—	68,811	—	68,811
Net increase in unrealized gains on securities	—	—	—	—	—	—	—	2,976	2,976
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,326)	(3,326)

Comprehensive income	—	—	—	—	—	—	—	—	68,461
Issuance of common stock for option exercises, ESPP, 401(k) and other issuances	11,385,269	1	48,570	—	—	—	—	—	48,571
Gain on issuance of WHC Class A Common Stock	—	—	82,275	—	—	—	—	—	82,275
Conversion of 3 1/4% convertible subordinated notes	23,197,650	3	214,014	—	—	—	—	—	214,017
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(234)	—	(234)
Deferred stock compensation	—	—	2,241	(2,241)	—	—	—	—	—
Stock-based compensation expense	—	—	330	3,451	—	—	—	—	3,781
Purchase of treasury stock under repurchase program	—	—	—	—	2,541,000	(21,246)	—	—	(21,246)
Purchase of treasury stock in tender offer	—	—	—	—	66,905,919	(549,268)	—	—	(549,268)
Adjustment to deferred stock compensation for terminations	—	—	(2,910)	2,910	—	—	—	—	—

Balances at December 31, 2005	428,624,239	43	12,121,431	(3,699)	150,296,414	(950,482)	(10,113,667)	7,607	1,061,233
Net income	—	—	—	—	—	—	771,917	—	771,917
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(1,108)	(1,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,611	3,611

Comprehensive income	—	—	—	—	—	—	—	—	774,420
Issuance of common stock for option exercises, ESPP and other issuances	20,976,508	2	151,237	—	—	—	—	—	151,239
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(235)	—	(235)
Reversal of deferred stock compensation — adoption of SFAS 123R	—	—	(3,699)	3,699	—	—	—	—	—
Stock-based compensation expense	—	—	26,720	—	—	—	—	—	26,720
Purchase of treasury stock under repurchase program	—	—	—	—	8,240,245	(83,167)	—	—	(83,167)
Purchase of treasury stock in tender offer	—	—	—	—	129,234,164	(1,552,120)	—	—	(1,552,120)
Gain on issuance of WHC Class A Common Stock	—	—	16,779	—	—	—	—	—	16,779
Minority interest impact of cash transferred to WHC	—	—	(22,342)	—	—	—	—	—	(22,342)

Balances at December 31, 2006	449,600,747	45	12,290,126	—	287,770,823	(2,585,769)	(9,341,985)	10,110	372,527
Net income	—	—	—	—	—	—	19,879	—	19,879
Net decrease in unrealized gains on securities	—	—	—	—	—	—	—	(249)	(249)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,318	3,318
HLTH’s share of EBSCo’s comprehensive loss	—	—	—	—	—	—	—	(7,326)	(7,326)

Comprehensive income	—	—	—	—	—	—	—	—	15,622
Cumulative effect to prior year related to the adoption of FIN 48	—	—	—	—	—	—	1,475	—	1,475
Issuance of stock for option exercises, ESPP and other issuances	8,202,614	1	96,893	—	(4,715,883)	22,840	—	—	119,734
Tax benefit realized from issuances of common stock and valuation reversal	—	—	7,171	—	—	—	—	—	7,171
Gain on issuance of WHC Class A Common Stock	—	—	14,492	—	—	—	—	—	14,492
Conversion and accretion of convertible redeemable exchangeable preferred stock	—	—	53,781	—	(10,638,297)	45,104	(117)	—	98,768
Stock-based compensation expense	—	—	18,699	—	—	—	—	—	18,699
Purchase of treasury stock under repurchase program	—	—	—	—	3,369,991	(47,123)	—	—	(47,123)
Minority interest impact of cash transferred to WHC	—	—	(1,588)	—	—	—	—	—	(1,588)

Balances at December 31, 2007	457,803,361	$46	$12,479,574	$—	275,786,634	$(2,564,948)	$(9,320,748)	$5,853	$599,777

See accompanying notes.

HLTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$19,879	$771,917	$68,811
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss (income) from discontinued operations, net of tax	54,446	(371,445)	(16,426)
Depreciation and amortization	46,023	61,968	60,900
Minority interest in WHC	10,667	405	775
Equity in earnings of EBS Master LLC	(28,566)	(763)	—
Amortization of debt issuance costs	2,916	2,906	2,541
Non-cash advertising	5,264	7,414	10,870
Non-cash stock-based compensation	34,703	44,955	4,880
Deferred income taxes	(18,228)	26,893	4,470
Gain on 2006 EBS Sale	(399)	(352,297)	—
Gain on investments	—	—	6,365
Loss on redemption of convertible debt	—	—	1,902
Changes in operating assets and liabilities:
Accounts receivable	5,928	(43,807)	(27,494)
Inventory	(1,611)	190	(755)
Prepaid expenses and other, net	4,559	(12,302)	2,679
Accounts payable	(716)	162	(6,212)
Accrued expenses and other long-term liabilities	(42,888)	20,621	7,480
Deferred revenue	1,590	15,913	7,050

Net cash provided by continuing operations	93,567	172,730	127,836
Net cash (used in) provided by discontinued operations	(18,174)	26,290	33,450

Net cash provided by operating activities	75,393	199,020	161,286
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	670,326	928,284	1,063,606
Purchases of available-for-sale securities	(927,038)	(686,815)	(758,687)
Purchases of property and equipment	(23,694)	(54,885)	(50,876)
Cash paid in business combinations, net of cash acquired	(100)	(152,772)	(93,712)
Proceeds from the 2006 EBS Sale, net	2,898	1,199,872	—
Proceeds from advances to EBS Master LLC	18,792	(20,016)	—
Proceeds from the sale of discontinued operations	11,667	522,604	—
Other changes in equity of discontinued operations	—	28,279	23,176

Net cash (used in) provided by continuing operations	(247,149)	1,764,551	183,507
Net cash used in discontinued operations	—	(26,010)	(34,575)

Net cash (used in) provided by investing activities	(247,149)	1,738,541	148,932

See accompanying notes.

	Years Ended December 31,
	2007	2006	2005

Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	133,054	156,078	48,571
Tax benefit on stock-based awards	6,601	—	—
Purchases of treasury stock under repurchase program	(47,123)	(83,167)	(21,246)
Purchases of treasury stock in tender offer	—	(1,552,120)	(549,268)
Payments of notes payable and other	(195)	(437)	(631)
Net proceeds from issuance of convertible debt	—	—	289,875
Issuance of WHC common stock in initial public offering	—	—	123,344
Redemption of convertible debt	—	—	(86,694)

Net cash provided by (used in) financing activities	92,337	(1,479,646)	(196,049)
Effect of exchange rates on cash	1,607	1,135	(678)

Net (decrease) increase in cash and cash equivalents	(77,812)	459,050	113,491
Changes in cash of discontinued operations	—	25	2,145
Cash and cash equivalents at beginning of period	614,691	155,616	39,980

Cash and cash equivalents at end of period	$536,879	$614,691	$155,616

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

On November 16, 2006, the Company completed the sale of a 52% interest in its Emdeon Business Services segment, excluding the ViPS business unit (“EBS”) to an affiliate of General Atlantic LLC (the “2006 EBS Sale”). The Company’s remaining 48% ownership interest in EBS is being accounted for under the equity method since the transaction date. Additionally, in February 2008, the Company sold its remaining 48% ownership in EBS. See Notes 3 and 23 for further descriptions of these transactions.

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (“ACS/ACP Business”), to Decker Intellectual Properties Inc. and BC Decker Inc. Accordingly, the historical financial information of the ACS/ACP Business, including the gain related to the sale, has been reclassified as discontinued operations in the accompanying consolidated financial statements. See Note 2 for a further description of this transaction.

Business

The Company has, since the 2006 EBS Sale, aligned its business into three operating segments and one corporate segment. These segments and the EBS segment are identified as follows:

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. In addition, WebMD publishes: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD conducted in-person CME through December 31, 2006, as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. WebMD also published medical reference textbooks until it divested this business on December 31, 2007.

•	ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. ViPS develops tools for disease management, predictive modeling, provider performance, HEDIS® quality improvement, healthcare fraud detection and financial management. Consultants and outsourcing services are also provided to assess workflow, perform software maintenance, design complex database architectures and perform data analysis and analytic reporting functions.

•	Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s healthcare products consist of components used to vent or diffuse gases or fluids, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex’s consumer products are used in a variety of office and home products, including highlighting pens, children’s coloring markers, air fresheners, power tool dust canisters, computer printers and water filters. Porex’s industrial products are designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents, pneumatic silencers and a broad range of filters and filtration components. Porex also provides technologically advanced sterile surgical products, such as biomaterial implantable products, used in craniofacial/oculoplastic reconstruction and aesthetic/cosmetic surgery in hospitals, clinics and private practice surgical offices.

•	Corporate includes services shared across all the Company’s operating segments, such as executive personnel, accounting, tax, treasury, legal, human resources, internal audit, risk management and certain information technology functions. Corporate service costs include compensation related costs, insurance and audit fees, leased property, facilities cost, legal and other professional fees, software maintenance and telecommunication costs. Additionally, in connection with the 2006 EBS Sale and EPS Sale, the Company entered into transition services agreements whereby the Company provided Sage Software, Inc. and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology (“IT”) support. Additionally, EBSCo provided certain administrative services to the Company. See Note 2 and Note 3. These services were provided through the Corporate segment, and the related transition services fee the Company charged to EBSCo and Sage Software, Inc., net of the fee the Company paid to EBSCo was also included in the Corporate segment, which approximates the cost of providing these services.

•	Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the 2006 EBS Sale, beginning November 17, 2006, the results of EBS are no longer included in the segment results. See Note 3.

HLTH CORPORATION

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of inventory, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income of the Company’s consolidated WebMD segment. Additionally, minority interest includes the non-cash stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that have been expensed since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense associated with these awards that were expensed in connection with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006. Additionally, as of December 31, 2006, minority interest includes the value of committed, but unissued WHC equity, in connection with the December 2006 Subimo acquisition. The minority stockholders’ proportionate share of the equity in WHC of $131,353 and $101,860, as of December 31, 2007 and 2006, respectively, is reflected as minority interest in WHC in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2007, 2006 and 2005 was $10,667, $405 and $775, respectively, and is reflected as minority interest in WHC in the accompanying consolidated statements of operations.

Sale of Stock by a Subsidiary

The Company accounts for the sale of stock by a subsidiary of the Company in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions. The Company does not record any deferred taxes related to the SAB 51 gains associated with WHC, as it has under current federal tax rules and regulations, the ability to recover its investment in WHC on a tax free basis. On February 20, 2008, the Company and WHC entered into a Merger Agreement, pursuant to which the Company will merge into WHC. For federal income tax purposes, the merger is intended to qualify as a reorganization under the provisions of Section 368(a) of the United States Internal Revenue Code of 1986, as amended.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are generally invested in various money market accounts.

Marketable Securities

The Company classifies its investments in marketable securities as either available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classifications at each balance sheet date. The Company does not invest in trading securities. Debt securities in which the Company has the positive intent and ability to hold the securities to maturity are classified as held-to-maturity; otherwise they are classified as available-for-sale. Investments in marketable equity securities are also classified as available-for-sale.

Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value as of each balance sheet date. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary are recorded in the consolidated statements of operations. A decline in value of a debt security is deemed to be other-than-temporary if the Company does not have the intent and ability to retain the investment until any anticipated recovery in market value. The cost of securities is based on the specific identification method.

Equity Investment in EBS Master LLC

The Company accounts for its investment in EBS Master LLC in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis. Cost includes raw materials, direct labor, paper, and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Included in inventory as of December 31, 2007 was $5,904, $1,680 and $4,188 of raw materials and supplies, work-in-process and finished goods, respectively. As of December 31, 2006, $4,635, $1,572 and $3,715 of raw materials and supplies, work-in-process and finished goods, respectively, was included in inventory.

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

HLTH CORPORATION

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

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized in the accompanying consolidated balance sheets as property and equipment. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. The Company capitalized $6,094 and $19,913 during the years ended December 31, 2007 and 2006, respectively. Depreciation expense related to internal use software was $4,513, $7,685 and $7,361 for the years ended December 31, 2007, 2006 and 2005, respectively.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2 “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $7,980 and $12,187 during the years ended December 31, 2007 and 2006, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $4,501 and $446 during the years ended December 31, 2007 and 2006, respectively. There was no depreciation expense related to Web site development costs during the year ended December 31, 2005.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2007 and 2006, the total restricted cash was $15,753 and $17,609, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $10,731 of issuance costs in connection with the issuance of the $300,000 3 1/8% Convertible Notes due 2025 and $10,354 of issuance costs in connection with the issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023. As of December 31, 2007 and 2006, the total unamortized issuance costs for all outstanding convertible notes were $11,192 and $14,108, respectively.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable. Appropriate reserves are established for anticipated returns and allowances based on past experience. For sales of certain custom products, revenue is recognized upon completion and customer acceptance.

Through the date of the 2006 EBS Sale on November 16, 2006, the Company generated revenue by selling transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. The Company also generated revenue through EBS by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. Revenue for transaction services, patient statement and paid-claims communication services was recognized as the services were provided. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue is reversed at the time revenue is recognized.

Products and Services

The Company’s revenue consists of product and service revenue. Service revenue is comprised of revenue earned through the Company’s automated business and administrative functions for healthcare payers and providers, and consulting services to governmental agencies and commercial enterprises, and content sponsorship, advertising and licensing of the Company’s private and public online portals. The Company’s product revenue is primarily comprised of porous plastic products and components used in healthcare, industrial and consumer applications which are sold through its Porex segment. Additionally, product revenues include other miscellaneous products, such as medical reference directories.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales, marketing, general and administrative expense in the accompanying consolidated statements of operations. Advertising expense totaled $17,777, $20,529 and $20,354 in 2007, 2006 and 2005, respectively. Included in advertising expense were non-cash advertising costs of $5,398, $7,414 and $10,534 in 2007, 2006 and 2005, respectively. These non-cash advertising costs resulted from the issuance of the Company’s equity securities in connection with past advertising agreements with certain service providers. The values of the equity securities issued were capitalized and are being amortized as the advertisements are broadcast or over the term of the underlying agreement. As of December 31, 2007 and 2006, the current portion of unamortized prepaid advertising costs was $2,329 and $2,656, respectively, and is included in prepaid expenses and other current assets. As of December 31, 2007 and 2006, the long-term portion of unamortized prepaid advertising costs was $4,521 and $9,459, respectively, and is included in other assets.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net income and were not material in any of the periods presented.

Concentration of Credit Risk

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company’s ViPS segment generates a significant portion of its revenue from The Centers for Medicare & Medicaid Services (“CMS”). Revenue from CMS, as a prime contractor and as a subcontractor, accounted for 14%, 6% and 6% of the Company’s revenue during 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Tax contingencies are recorded to address potential exposure involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions.

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

HLTH CORPORATION

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

	Years Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations	$74,325	$400,472	$52,385
Convertible redeemable exchangeable preferred stock fee	174	350	350

Income from continuing operations — Basic	74,499	400,822	52,735
Interest expense on convertible notes	7,619	18,406	—
Effect of WHC dilutive securities	(2,053)	(189)	(125)

Income from continuing operations — Diluted	$80,065	$419,039	$52,610

(Loss) income from discontinued operations, net of tax — Basic	$(54,446)	$371,445	$16,426
Effect of WHC dilutive securities	(108)	4	1

(Loss) income from discontinued operations, net of tax — Diluted	$(54,554)	$371,449	$16,427

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005

Denominator:
Common stock	174,052	268,596	331,109
Convertible redeemable exchangeable preferred stock	5,278	10,638	10,638

Weighted-average shares — Basic	179,330	279,234	341,747
Employee stock options, restricted stock and warrants	9,433	10,392	11,105
Convertible notes	22,742	42,016	—

Adjusted weighted-average shares — Diluted	211,505	331,642	352,852

Basic income (loss) per common share:
Income from continuing operations	$0.42	$1.44	$0.15
(Loss) income from discontinued operations	(0.31)	1.33	0.05

Net income	$0.11	$2.77	$0.20

Diluted income (loss) per common share:
Income from continuing operations	$0.38	$1.26	$0.15
(Loss) income from discontinued operations	(0.26)	1.12	0.05

Net income	$0.12	$2.38	$0.20

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2007	2006	2005

Options and warrants	19,762	50,505	60,007
Convertible notes	19,274	—	42,016

	39,036	50,505	102,023

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of FASB Statement No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company does not expect to elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-b (“FSP 157-b”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

EPS

In February 2006, the Company announced that, in connection with inquiries received from several third parties expressing an interest in acquiring EPS and EBS, the Company’s Board of Directors authorized commencing a process to evaluate strategic alternatives relating to EPS and EBS. For information regarding the sale transaction involving EBS, see Note 3.

On August 8, 2006, the Company entered into a Stock Purchase Agreement for the sale of EPS to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc., which together with its subsidiaries comprised EPS (the “EPS Sale”). Accordingly, the historical financial information of EPS has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company and Sage Software made an IRC Section 338(h)(10) election and treated the EPS Sale as a sale of assets for tax purposes. The Company received cash proceeds of $532,991, net of professional fees and other expenses associated with the EPS Sale. These cash proceeds include the receipt of $11,667 that was released from escrow in September 2007, but does not include $23,333 being held in escrow as security for the Company’s indemnification obligations under the Stock Purchase Agreement. The amount in escrow is scheduled to be released in March 2008, subject to pending and paid claims, if any, and is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2007. In connection with the EPS Sale, the Company recognized a gain of $353,158, which is included in income from discontinued operations, net of tax of $33,037, in the accompanying consolidated statements of operations during the year ended December 31, 2006.

In connection with the EPS Sale, the Company entered into a transition services agreement with EPS whereby it provided EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as IT support. The transition services agreement terminated on December 31, 2007 and the fee charged to EPS for the year ended December 31, 2007 and the period from September 15, 2006 to December 31, 2006 was $3,894 and $2,099, respectively. The fee is included in the Company’s Corporate segment, and within other expense, net in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006.

In connection with the EPS Sale, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products, including the electronic medical record, of EPS to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 12, “Commitments and Contingencies.” In connection with the sale of EPS, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information it had recently received at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded a pre-tax charge of $57,774, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007, the Company updated the estimate of the range of its indemnification obligation, and as a result, recorded an additional pre-tax charge of $15,573, which reflects the increase in the low end of the probable range of costs related to this matter. As of December 31, 2007, the probable range of future costs with respect to this matter is approximately $46,600 to $70,500. The increase in this estimate is primarily due to a delay in the expected trial date and an increase in the estimated costs during the pre-trial period. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The remaining accrual related to this obligation is $55,563 and is reflected as liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2007.

Also included in loss from discontinued operations for the year ended December 31, 2007 is stock-based compensation expense from the Company’s equity held by EPS employees, offset by a reduction of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes.

Summarized operating results for the discontinued operations of EPS through September 14, 2006, the indemnification obligation and the gain recorded on disposal were as follows:

	Years Ended December 31,
	2007	2006	2005

Revenue	$—	$212,329	$304,175

(Loss) earnings before taxes(a)	(58,722)	19,469	16,909
Taxes on earnings	(172)	1,567	644
Gain on disposal, net of tax	662	353,158	—

(Loss) income from discontinued operations, net of tax	$(57,888)	$371,060	$16,265

(a)	In 2007, the amount includes (i) the aggregate charge of $73,347 related to the indemnification obligation and (ii) the benefit of $14,625 related to insurance settlements (see Note 12).

ACS/ACP Business

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice, to Decker Intellectual Properties Inc. and BC Decker Inc. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company will receive net cash proceeds of $2,809, consisting of $1,328 received in January 2008 and $1,481 which will be received by June 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,571, which is included in income from discontinued operations, net of a tax benefit of $177, in the accompanying consolidated statement of operations for the year ended December 31, 2007. Also included in income from discontinued operations for the year ended December 31, 2007 is $129 representing the loss from operations of the ACS/

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACP Business, net of tax, through the date of sale on December 31, 2007. Summarized operating results for the ACS/ACP Business and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2007	2006	2005

Revenue	$4,219	$5,105	$5,028

(Loss) earnings after taxes	(129)	385	161
Gain on disposal, net of tax	3,571	—	—

Income from discontinued operations, net of tax	$3,442	$385	$161

The assets and liabilities of the ACS/ACP Business are reflected as discontinued operations as of December 31, 2006 and were comprised of the following:

December 31, 2006

Assets of discontinued operations:
Other assets	$48

Total	$48

Liabilities of discontinued operations:
Deferred revenue	$1,645

Total	$1,645

3.	Emdeon Business Services

Sale of Interest in Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (“GA”). The 2006 EBS Sale was structured so that the Company and GA each own interests in a limited liability company, EBS Master LLC (“EBSCo”), which owns the entities comprising EBS through a wholly owned limited liability company, Emdeon Business Services LLC. The Company received gross cash proceeds of approximately $1,209,000 at closing, and received $11,099 subsequent to December 31, 2006 in connection with the working capital adjustment. Additionally, the Company advanced cash of $10,000 to EBSCo at closing, to support general working capital needs, and paid $10,016 of expenses on EBSCo’s behalf through December 31, 2006. These amounts are included in due from EBS Master LLC in the accompanying consolidated balance sheet as of December 31, 2006 and were repaid in full subsequent to December 31, 2006. The acquisition was financed with approximately $925,000 in bank debt and an investment of approximately $320,000 by GA. The bank debt is an obligation of Emdeon Business Services LLC and is guaranteed by EBSCo, but is not an obligation of or guaranteed by the Company. In connection with the 2006 EBS Sale, the Company recognized a gain of $352,297, which considers approximately $16,103 of professional fees and other expenses associated with the 2006 EBS Sale. During the three months ended March 31, 2007, the Company recognized a gain of $399 which relates to the finalization of the working capital adjustment.

In connection with the 2006 EBS Sale, the Company entered into a transition services agreement whereby it provided EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo provided certain administrative services to the Company, including telecommunication infrastructure and management services, data center support, purchasing and procurement and certain other services. Some of the services provided by EBSCo to HLTH were, in turn, used to fulfill

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH’s obligation to provide transition services to EPS. The transition services agreement terminated on December 31, 2007 and the fee charged to EBSCo of $3,009 and $610 for the year ended December 31, 2007 and the period from November 17, 2006 to December 31, 2006; net of the amount charged to the Company of $1,070 and $185, respectively, is included in the Company’s Corporate segment, and within other income (expense), net in the accompanying statements of operations for the year ended December 31, 2007 and 2006.

In connection with the 2006 EBS Sale, EBSCo agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBSCo agreed to license certain de-identified data to HLTH and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

Equity Investment in EBSCo

The Company’s 48% ownership interest in EBSCo is reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method. The 48% equity interest is $25,261 at December 31, 2007, which results in a difference of $119,987 in the carrying value and the underlying equity in the investment. This difference is principally due to the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The Company’s share of EBSCo’s net earnings after the date of sale is reported as equity in earnings of EBS Master LLC in our accompanying consolidated statements of operations. On February 8, 2008, the Company entered into a Securities Purchase Agreement and simultaneously completed the sale of its 48% minority ownership interest in EBSCo for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC. See Note 23 for a further description of this transaction.

The following is summarized financial information of EBSCo for the year ended December 31, 2007, for the period from November 17, 2006 to December 31, 2006 and as of December 31, 2007 and 2006:

		Period From
		November 17, 2006
	Year Ended	through
	December 31, 2007	December 31, 2006

Statement of Operations Data:
Revenue	$808,537	$87,903
Cost of operations	517,884	56,775
Net income (loss)	34,493	(1,198)

	December 31,
	2007	2006

Balance Sheet Data:
Current assets	$168,108	$164,207
Noncurrent assets	1,179,116	1,197,641

Total Assets	$1,347,224	$1,361,848

Current liabilities	$104,404	$125,837
Noncurrent liabilities	940,220	959,535
Members’ equity	302,600	276,476

Total Liabilities and Members’ Equity	$1,347,224	$1,361,848

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired, through WHC, all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash paid at closing, net of cash acquired, $26,000 of WHC equity and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, WHC deferred the issuance of the $26,000 of equity, equal to 640,930 shares of WHC Class A Common Stock (the “Deferred Shares”), until December 2008. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the seller, the remaining 394,422 of these shares will be issued with certainty. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share when issued, then WHC will pay additional consideration equal to this shortfall, either in the form of WHC Class A Common Stock or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $47,776 and intangible assets subject to amortization of $12,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31,934 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,692 was recorded. The

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill recorded will be deductible for tax purposes. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the 2006 EBS Sale). The obligation to pay up to $3,000 in earnout payments was also transferred in connection with the 2006 EBS Sale and is no longer an obligation of the Company.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $19,000 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD segment.

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and an intangible asset subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD segment.

2005 Acquisitions

On December 2, 2005, the Company acquired, through WHC, the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $14,694 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the WebMD segment.

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

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price

2006
Subimo	$1,725	$(6,900)	$4,419	$12,300	$47,776	$59,320
Medsite	2,469	(13,124)	(812)	11,000	31,934	31,467
IPN	358	—	(143)	—	3,692	3,907
Summex	1,064	(1,173)	—	11,300	19,000	30,191
eMedicine	1,717	(2,612)	(1,004)	6,390	20,704	25,195
2005
Conceptis	2,893	(2,866)	(1,002)	6,140	14,694	19,859
HealthShare	1,925	(4,622)	(427)	8,500	24,609	29,985

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the year ended December 31, 2006 gives effect to the acquisitions of Subimo, Medsite, IPN, Summex and eMedicine, including the amortization of intangible assets, as if the acquisitions had occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31, 2006

Revenue	$1,118,364
Income from continuing operations	392,524
Net income	763,969
Basic income per common share:
Income from continuing operations	$1.41

Net income	$2.74

Diluted income per common share:
Income from continuing operations	$1.24

Net income	$2.36

5.	WebMD Health Corp.

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

Minority Interest

The Company owned, on December 31, 2007 and 2006, the 48,100,000 shares of WHC Class B Common Stock that it owned at the time of the initial public offering, representing ownership of 84.1% and 85.2%, respectively, of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of December 31, 2007 and 2006, 96.2% and 96.5%, respectively, of the combined voting power of WHC’s outstanding Common Stock. Each share of WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than a majority-owned subsidiary of the Company or a successor of the Company. On the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.

As of December 31, 2007 and 2006, the minority stockholders’ proportionate share of the equity in WHC of $131,353 and $101,860, respectively, is reflected as Minority Interest in WHC in the accompanying consolidated balance sheets. The minority stockholders’ proportionate share of net income for the years ended December 31, 2007, 2006 and 2005 was $10,667, $405 and $775, respectively.

Relationships between the Company and WHC

The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company will receive an amount that reasonably approximates its cost of providing services to WHC. The Company has agreed to make the services available to WHC for up to five years; however, WHC is not required, under the Services Agreement, to continue to obtain services from the Company and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. On January 31, 2006, the Company entered into additional agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees, as defined in the agreements. These agreements were amended, in connection with the EPS Sale and 2006 EBS Sale, to separate the provisions applicable to each of HLTH, EPS and EBS and to make certain modifications in the relationships between WebMD and each of those parties. In amended agreements with WebMD, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products of EPS, including the electronic medical record, to allow import of data from one to the other, subject to applicable law and privacy and security requirements. In amended agreements with WebMD, EBS agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health offerings. In addition, EBS agreed to license certain de-identified data to HLTH and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

On February 15, 2006, the Company amended the Tax Sharing Agreement with WHC. Under the amended Tax Sharing Agreement, the Company agreed to reimburse WHC, at the current federal statutory tax rate of 35%, for net operating loss carryforwards attributable to WHC that are utilized by the Company as a result of certain types of extraordinary transactions, as defined in the Tax Sharing Agreement, which includes the EPS Sale and 2006 EBS Sale. During 2007, the Company reimbursed WHC $149,682 as the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the 2006 EBS Sale. The total cash reimbursement resulted in an increase to minority interest and a decrease to additional paid-in capital of $23,930, reflecting the portion of the aggregate reimbursement of $149,862 that related to the minority interest shareholders.

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

During the years ended December 31, 2007 and 2006, the issuance of WHC Class A Common Stock resulted in an aggregate SAB 51 gain to equity of $14,492 and $5,152, respectively, in connection with stock option exercises, restricted stock releases and annual board retainers discussed in Note 13.

Also during 2006, WHC purchased Subimo for cash and $26,000 of WHC equity (see Note 4). Pursuant to the terms of the purchase agreement, the $26,000 of WHC equity, equal to 640,930 shares of WHC Class A Common Stock, will not be issued until December 2008, subject to certain conditions. While a maximum of 246,508 of these shares may be used to settle any outstanding claims or warranties against the sellers, the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining 394,422 of these shares will be issued with certainty. Accordingly, the Company recorded an additional SAB 51 gain to equity of $11,627, in connection with the issuance of these 394,422 shares.

As a result of the issuance of the WHC Class A Common Stock in 2006 and 2007, the Company’s ownership percentage in WHC decreased from 85.8% in 2005 to 85.2% in 2006 and then to 84.1% in 2007.

6.	Significant Transactions

America Online, Inc.

In May 2001, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company.

The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007 when the agreement ended, for its share of advertising revenue. Included in the accompanying consolidated statement of operations during the years ended December 31, 2007, 2006 and 2005 was revenue of $2,658, $8,312 and $7,805, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue during the years ended December 31, 2007, 2006 and 2005 was revenue of $1,515, $5,125 and $5,951, respectively, related to such guarantee.

News Corporation

In connection with the strategic relationship with News Corporation entered into in 2000 and amended in 2001, the Company received the rights to an aggregate of $205,000 of advertising services from News Corporation to be used over nine years expiring in 2009 in exchange for equity securities of the Company. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contract limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. Also as part of the same relationship, the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, which ended in January 2005, for cash payments totaling $12,000 per contract year. The remaining current and long-term portions of the prepaid advertising services are included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

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

The Preferred Stock had a liquidation preference of $100,000 in the aggregate and was convertible into 10,638,297 shares of the HLTH’s Common Stock in the aggregate, representing a conversion price of $9.40 per share of common stock. So long as the Preferred Stock remained outstanding, the Company was required to pay to CalPERS/PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock. Holders of the Preferred Stock had the right to vote, together with the holders of HLTH’s Common Stock on an as converted to common stock basis, on matters

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were put to a vote of the common stock holders. The Certificate of Designations for the Preferred Stock also provided that the Company would not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.

On June 26, 2007, the Company notified the Holder that it had elected to redeem all outstanding shares of its Preferred Stock. On June 29, 2007, prior to the date set for the redemption, the Holder converted all of the then outstanding Preferred Stock to Common Stock. In aggregate, 10,000 shares of Preferred Stock were converted to 10,638,297 shares of HLTH Common Stock during 2007.

The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which were recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs were being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. In 2007, 2006 and 2005, $117, $235 and $234, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock, included within stockholders’ equity. In connection with the conversion of the Preferred Stock to Common Stock, the unamortized portion of the deferred issuance costs related to the Preferred Stock of $1,115 was reflected as a reduction to stockholders’ equity.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.75% Notes during specified six-month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

The 1.75% Notes are convertible into an aggregate of 22,742,040 shares of HLTH’s Common Stock (representing a conversion price of $15.39 per share) if the sale price of HLTH’s Common Stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes are redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of HLTH’s Common Stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of HLTH’s Common Stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

$300,000 3 1/4% Convertible Subordinated Notes due 2007

On April 1, 2002, the Company issued $300,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due 2007 (the “3 1/4% Notes”) in a private offering. Interest on the 3 1/4% Notes accrued at the rate of 3 1/4% per annum and was payable semiannually on April 1 and October 1. At the time of issuance, the 3 1/4% Notes were convertible into an aggregate of approximately 32,386,916 shares of HLTH’s Common Stock (representing a conversion price of $9.26 per share). During the three months ended June 30, 2003, $1 principal amount of the 3 1/4% Notes was converted into 107 shares of HLTH’s Common Stock in accordance with the provisions of the 3 1/4% Notes.

On June 2, 2005, the Company completed the redemption of all of the outstanding 3 1/4% Notes. Prior to the redemption, the holders of the 3 1/4% Notes converted a total of $214,880 principal amount of the 3 1/4% Notes into 23,197,650 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $9.26 per share. The Company redeemed the balance of $85,119 principal amount of the 3 1/4% Notes at an aggregate redemption price, together with accrued interest and redemption premium, of $86,694. In connection with this transaction, the Company wrote-off the remaining unamortized portion of its deferred issuance costs related to the 3 1/4% Notes of $2,854, of which $2,009 was reflected as a reduction to additional paid-in capital, representing the portion related to the 3 1/4% Notes converted by the holders. The write-off of the remaining unamortized deferred issuance costs related to the portion of the 3 1/4% Notes that was redeemed, and the payment of the redemption premium resulted in a total charge of $1,902. This charge is included in other income (expense), net in the accompanying consolidated statements of operations and in loss on redemption of convertible debt in the accompanying consolidated statements of cash flows.

9.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by EBS segment and certain services provided by the WebMD segment to the other operating segments. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2007, primarily consisting of legal, accounting and financial advisory services, related to the merger of HLTH into WHC, the sale of the Company’s 48% ownership interest in EBSCo, and the expected sales of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ViPS and Porex and similar fees in 2006 for the 2006 EBS Sale; a charge related to the redemption of $300,000 3 1/4% Convertible Subordinated Notes; loss recognized related to the sale of marketable securities; and costs and expenses related to the settlement of litigation in 2005.

Reclassification of Segment Information.  In connection with the EPS Sale and related reclassification of that operating segment to discontinued operations, the Company has reclassified certain expenses related to activities that were previously managed, and therefore reported, within the Corporate and EBS segments, to the discontinued EPS segment, as these expenses will not be incurred by the continuing operations of the Company. These expenses were reclassified for the current and comparable prior year periods. The expenses which were reclassified to the discontinued EPS segment aggregated $924 and $1,750 in 2006 and 2005, respectively.

Summarized financial information for each of the Company’s four operating segments and corporate segment and reconciliation to net income are presented below:

	Years Ended December 31,
	2007	2006(a)	2005

Revenue
Emdeon Business Services	$—	$661,090	$689,305
WebMD	331,954	248,776	163,210
ViPS	103,083	98,874	90,313
Porex	92,581	85,702	79,124
Inter-segment eliminations	(503)	(939)	(505)

	$527,115	$1,093,503	$1,021,447

Earnings before interest, taxes, non-cash and other items
Emdeon Business Services	$—	$152,911	$138,529
WebMD	84,697	52,686	27,380
ViPS	21,012	20,529	16,913
Porex	27,074	24,974	22,524
Corporate	(25,111)	(43,414)	(49,481)

	107,672	207,686	155,865
Interest, taxes, non-cash and other items
Depreciation and amortization	(46,023)	(61,968)	(60,900)
Non-cash stock-based compensation	(34,703)	(44,955)	(4,880)
Non-cash advertising	(5,264)	(7,414)	(10,870)
Interest income	42,035	32,339	21,527
Interest expense	(18,519)	(18,779)	(16,322)
Income tax benefit (provision)	13,598	(52,316)	(3,295)
Minority interest in WHC	(10,667)	(405)	(775)
Equity in earnings of EBS Master LLC	28,566	763	—
Gain on 2006 EBS Sale	399	352,297	—
Other expense, net	(2,769)	(6,776)	(27,965)

Income from continuing operations	74,325	400,472	52,385
(Loss) income from discontinued operations, net of tax	(54,446)	371,445	16,426

Net income	$19,879	$771,917	$68,811

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents supplemental financial data for the Company’s segments:

	Emdeon
	Business				Corporate
	Services	WebMD	ViPS	Porex	and Other(a)	Total

2007
Products revenue	—	3,604	—	92,581	—	96,185
Services revenue	—	328,350	103,083	—	(503)	430,930
Capital expenditures	—	18,396	2,052	2,589	657	23,694
Total assets	—	713,605	143,161	144,422	609,377	1,610,565
2006
Products revenue	6,987	3,218	—	85,702	(420)	95,487
Services revenue	654,103	245,558	98,874	—	(519)	998,016
Capital expenditures	20,835	28,452	2,594	2,871	133	54,885
Total assets	—	475,184	156,465	131,794	688,500	1,451,943
2005
Products revenue	8,734	2,681	—	77,924	(284)	89,055
Services revenue	680,571	160,529	90,313	1,200	(221)	932,392
Capital expenditures	28,808	18,126	1,305	2,330	307	50,876

(a)	Included in the Corporate column are the following: i) eliminations of inter-segment revenue transactions, ii) all cash and cash equivalents of all U.S. based facilities, except for cash and cash equivalents of WebMD and iii) Investment in EBS Master LLC.

Revenue generated from foreign customers of the operations of the Company’s Porex segment was $45,956, $42,400 and $38,254 in 2007, 2006 and 2005, respectively. Long-lived assets based in foreign facilities were $14,280 and $13,448 as of December 31, 2007 and 2006, respectively.

10.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Computer equipment	$26,875	$21,797
Land and buildings	15,472	14,901
Office equipment, furniture and fixtures	31,795	28,782
Software and Web site development costs	39,648	30,856
Leasehold improvements	17,635	14,391
Construction in process	2,682	5,379

	134,107	116,106
Less: accumulated depreciation	(59,357)	(44,066)

Property and equipment, net	$74,750	$72,040

Depreciation expense was $21,372, $28,056 and $28,003 in 2007, 2006 and 2005, respectively.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

SFAS No. 141, “Business Combinations” (“SFAS 141”) requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2007, 2006 and 2005.

The changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 were as follows:

	Emdeon
	Business
	Services	WebMD	ViPS	Porex	Total

Balance as of January 1, 2006	$681,612	$100,669	$71,253	$42,441	$895,975
Acquisitions during the period	3,692	122,782	—	—	126,474
Contingent consideration for prior period acquisitions(a)	(1,913)	—	—	—	(1,913)
Tax reversals(b)	(40,522)	(1,636)	—	(298)	(42,456)
Adjustments to finalize purchase price allocations	—	1,669	—	—	1,669
2006 EBS Sale	(642,869)	—	—	—	(642,869)
Effects of exchange rates	—	—	—	789	789

Balance as of January 1, 2007	—	223,484	71,253	42,932	337,669
Tax reversals(b)	—	(2,793)	—	—	(2,793)
Adjustments to finalize purchase price allocations	—	(3,368)	—	—	(3,368)
Effects of exchange rates	—	—	—	351	351

Balance as of December 31, 2007	$—	$217,323	$71,253	$43,283	$331,859

(a)	The Company adjusted goodwill by $2,539 in connection with an over accrual of contingent consideration in the Emdeon Business Services segment. In addition, the Company made a contingent consideration payment in the amount of $626 for a 2003 acquisition within the Emdeon Business Services segment.

(b)	Represents a reduction to goodwill as a result of the reversal of a portion of the income tax valuation allowances that were originally established in connection with the purchase accounting of prior acquisitions. In 2006, a portion of these income tax valuation allowances, or $11,752, was reversed in connection with the utilization of net operating losses attributable to the discontinued operations, including the gain on disposal.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	December 31, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Customer relationships	$73,271	$(19,625)	$53,646	10.3	$68,168	$(13,300)	$54,868	11.1
Technology and patents	79,221	(39,266)	39,955	19.9	79,221	(27,453)	51,768	17.1
Trade names	18,217	(6,253)	11,964	7.0	18,216	(4,443)	13,773	8.0
Non-compete agreements, content and other	16,154	(12,718)	3,436	2.1	17,054	(7,990)	9,064	2.6

Total	$186,863	$(77,862)	$109,001	13.2	$182,659	$(53,186)	$129,473	12.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $24,651, $33,912 and $32,897 in 2007, 2006 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31,
2008	$21,309
2009	15,284
2010	7,931
2011	7,058
2012	7,058
Thereafter	50,361

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued income, sales and other taxes	$7,195	$35,048
Accrued compensation	26,669	28,504
Accrued outside services	9,695	18,835
Other accrued liabilities	17,868	30,788

	$61,427	$113,175

12.	Commitments and Contingencies

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now nine former officers and directors of EPS. During the year ended December 31, 2007, the Company recorded a pre-tax charge of $73,347, related to its estimated liability with respect to these indemnity obligations. See Note 2 for a more detailed discussion regarding this charge.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 12. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount is included within (loss) income from discontinued operations in the accompanying statement of operations for the year ended December 31, 2007 and is included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”). To date, $31,000 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. As a result of these payments, the Company has exhausted its coverage under the EPS Policies. Additionally, as of December 31, 2007, $16,414 has been paid under the Synetic Policies and the Company has remaining coverage under such policies of approximately $80,000. The Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company, although the $14,625 that the Company has received in settlement from certain carriers is not subject to being repaid. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

The carrier with the third level of coverage in the Synetic Policies has filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies have joined, seeking summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which have not been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. The Company believes that such assertion is without merit. The Company is due to file its opposition to the motion by February 29, 2008 together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. Oral argument with respect to both motions is set for May 5, 2008.

The Company believes that the Defendants are required to advance and/or reimburse amounts that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of the indicted individuals and as described above several carriers have reimbursed the Company through a

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination of payment under the terms of the Policies, payment under reservation of rights and settlement. However, there can be no assurance that the Company will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 14, 2007, the plaintiffs filed amended complaints in the six “focus cases,” in which they proposed a new class definition, and on September 27, 2007, they moved for class certification. Briefing on the amended complaints was completed on January 28, 2008, and briefing on the motion for class certification is underway. At this point, it is impossible to determine whether a class will be certified.

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

Leases

During 2004, the Company entered into a ten-year and ten month lease agreement for its WebMD segment headquarters in New York, New York. In connection with this lease the Company received ten months of rent abatement and a landlord contribution totaling $5,393 in connection with leasehold improvements. The Company recorded $4,854 as a deferred rent credit during 2005 related to this contribution and the remaining $539 during 2006. The balance of this deferred rent credit was $3,941 and $4,439 as of December 31, 2007 and 2006, respectively. According to the terms of the lease, the Company began making payments in December 2005. Payments will increase approximately 2% per annum with a one-time increase in December 2010 of approximately 15%. The lease terminates on November 30, 2015; however, the Company may exercise a five year renewal option at its discretion.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $11,847, $15,949 and $16,231 in 2007, 2006 and 2005, respectively. The Company recognizes rent expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of the useful life of the asset or the lease term. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. Included in other long-term liabilities as of December 31, 2007 and 2006 was $9,378 and $7,888, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2007 were as follows:

Years Ending December 31,
2008	$11,063
2009	11,156
2010	10,975
2011	9,317
2012	6,943
Thereafter	14,961

Total minimum lease payments	$64,415

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

13.	Stock-Based Compensation

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

HLTH Plans

The Company had an aggregate of 5,726,256 shares of HLTH Common Stock available for future grants under the Plans as of December 31, 2007. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At December 31, 2007, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans for the years ended December 31, 2007, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	106,257,252	$12.44
Granted	3,920,913	9.03
Exercised	(9,235,018)	4.81
Cancelled	(12,760,052)	13.37

Outstanding at December 31, 2005	88,183,095	12.96
Granted	9,845,500	10.10
Exercised	(20,277,247)	7.40
Cancelled	(14,151,477)	14.08

Outstanding at December 31, 2006	63,599,871	14.04
Granted	170,000	12.86
Exercised	(12,081,643)	10.08
Cancelled	(4,394,651)	22.82

Outstanding at December 31, 2007	47,293,577	$14.35	3.8	$86,768

Vested and exercisable at the end of the year	41,266,988	$14.98	3.2	$66,445

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on December 31, 2007, which was $13.40, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on December 31, 2007.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2007:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise Price	Contractual Life		Price Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$0.68-$8.55	5,185,877	$6.52	5.3	4,000,998	$6.29
$8.58-$9.88	6,661,016	8.85	6.7	4,671,339	8.75
$9.89-$11.55	5,394,666	11.47	2.7	5,236,893	11.49
$11.60-$12.50	5,405,950	11.97	6.7	2,761,690	12.09
$12.54-$13.50	6,287,297	13.00	2.6	6,287,297	13.00
$13.63-$15.20	3,112,565	14.20	1.9	3,062,565	14.21
$15.38-$16.06	4,951,000	16.06	2.5	4,951,000	16.06
$16.13-$20.00	5,059,878	17.96	2.4	5,059,878	17.96
$20.50-$94.69	5,235,328	31.15	2.1	5,235,328	31.15

	47,293,577	$14.35	3.8	41,266,988	$14.98

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

	Years Ended December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	0.31	0.37	0.50
Risk free interest rate	4.67%	4.54%	3.48%
Expected term (years)	3.94	4.46	3.25-5.50
Weighted average fair value of options granted during the year	$4.01	$3.79	$3.68

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	2,300,846	$10.44	1,042,557	$8.24	1,637,609	$8.02
Granted	—	—	2,298,010	10.66	239,000	9.38
Vested	(967,881)	10.14	(562,575)	8.39	(481,716)	8.04
Forfeited	(92,668)	9.50	(477,146)	9.13	(352,336)	8.26

Balance at the end of the year	1,240,297	$10.74	2,300,846	$10.44	1,042,557	$8.24

Proceeds received from the exercise of options to purchase HLTH Common Stock were $121,725, $150,065 and $44,456 for the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $67,393, $92,574 and $46,756 for the years ended December 31, 2007, 2006 and 2005, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,701,478 shares of Class A Common Stock available for future grants under the WebMD Plans at December 31, 2007.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the years ended December 31, 2007, 2006 and 2005:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	—	$—
Granted	4,574,900	18.31
Cancelled	(41,800)	17.50

Outstanding at December 31, 2005	4,533,100	18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Cancelled	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	23.59
Granted	998,850	47.49
Exercised	(684,909)	20.96
Cancelled	(695,173)	31.80

Outstanding at December 31, 2007	5,020,551	$27.56	8.3	$74,102

Vested and exercisable at the end of the year	1,382,091	$20.41	7.9	$28,599

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on December 31, 2007, which was $41.07, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on December 31, 2007.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2007:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise Price	Contractual Life		Price Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$17.50	2,891,630	$17.50	7.7	1,137,776	$17.50
$24.00-$38.01	686,731	33.19	8.4	187,967	31.88
$38.03-$42.98	634,890	40.43	8.9	45,548	39.93
$43.09-$51.48	627,950	47.34	9.5	10,800	45.32
$51.50-$61.35	179,350	53.52	9.5	—	—

	5,020,551	$27.56	8.3	1,382,091	$20.41

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table. Prior to August 1, 2007, expected volatility was based on implied volatility from traded options of stock of comparable companies combined

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	0.44	0.60	0.60
Risk free interest rate	4.25%	4.69%	4.05%
Expected term (years)	3.40	3.24	3.25-5.50
Weighted average fair value of options granted during the year	$17.26	$17.33	$8.75

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	441,683	$25.49	376,621	$17.55	—	$—
Granted	71,700	47.02	184,710	39.50	376,621	17.55
Vested	(104,809)	21.92	(94,418)	17.61	—	—
Forfeited	(100,852)	32.42	(25,230)	39.00	—	—

Balance at the end of the year	307,722	$29.46	441,683	$25.49	376,621	$17.55

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $14,355 and $5,257 for the years ended December 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $24,821 and $9,115 for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of December 31, 2007, a total of 8,075,172 shares of HLTH Common Stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. There were 69,800, 274,378 and 383,658 shares issued under the ESPP during the years ended December 31, 2007, 2006 and 2005, respectively.

Other

At the time of the WHC initial public offering and each year on the anniversary of the IPO, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $340, $340 and $85 of stock-based compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with these issuances.

Additionally, the Company recorded $1,094 and $69 of stock-based compensation expense during 2007 and 2006, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo by WHC.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2007	2006	2005

HLTH Plans:
Stock options	$11,310	$20,685	$462
Restricted stock	7,231	5,635	3,318
WHC Plans:
Stock options	14,006	17,810	—
Restricted stock	2,768	3,736	874
Employee Stock Purchase Plan	162	406	—
Other	1,455	409	85

Total stock-based compensation expense	$36,932	$48,681	$4,739

Included in:
Cost of operations	$5,065	$11,280	$—
Development and engineering	428	993	—
Sales, marketing, general and administrative	29,210	32,682	4,880
Gain on 2006 EBS Sale	—	30	—
Equity in earnings of EBS Master LLC	2,107	310	—

Income from continuing operations	36,810	45,295	4,880
(Loss) income from discontinued operations,
net of tax	122	3,386	(141)

Total stock-based compensation expense	$36,932	$48,681	$4,739

Tax benefits attributable to stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards because a valuation allowance was maintained for substantially all net deferred tax assets. As of December 31, 2007, approximately $23,480 and $39,840 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.2 years and 1.6 years, related to the HLTH Plans and the WHC Plans, respectively.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (including non-cash stock-based compensation expense related to discontinued operations) for the year ended December 31, 2005:

Year Ended
December 31, 2005

Net income as reported	$68,811
Add:
Non-cash stock-based employee compensation expense included in reported net income	4,739
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,218)

Pro forma net income	$36,332

Net income per common share:
Basic and diluted — as reported	$0.20

Basic — pro forma	$0.11

Diluted — pro forma	$0.10

14. Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its employees. During 2005, the Company amended one of the defined contribution retirement plans to provide for Company matching contributions. Certain of these plans provide for discretionary contributions and, as a result of this amendment, substantially all of the plans provide for Company matching contributions. The Company has recorded expenses related to these plans of $2,649, $3,141 and $2,430 for 2007, 2006 and 2005, respectively. These amounts exclude the portion reclassified to discontinued operations of $9, $652 and $878 in 2007, 2006 and 2005, respectively.

15. Stockholders’ Equity

Common Stock

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Programs

On January 23, 2006, the Company announced the authorization of a stock repurchase program (the “2006 Repurchase Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the 2006 Repurchase Program was increased to $68,000 and was then further increased on March 28, 2006 to $83,000. During 2006, 7,329,305 shares were repurchased under the 2006 Repurchase Program at a cost of approximately $71,843. In December 2006, the Company terminated the 2006 Repurchase Program and announced a new stock repurchase program (“New Repurchase Program”). Under the New Repurchase Program, the Company is authorized to use up to $100,000 to purchase shares of HLTH’s Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of December 31, 2007 and 2006, respectively, the Company had repurchased 4,280,931 and 910,940 shares at a cost of approximately $58,447 and $11,324 under the New Repurchase Program.

On March 29, 2001, the Company announced a stock repurchase program. Under that program, the Company was originally authorized to use up to $50,000 to purchase shares of HLTH’s Common Stock from time to time beginning on April 2, 2001, subject to market conditions. The maximum aggregate amount of purchases under that program was subsequently increased to $100,000, $150,000, $200,000 and $345,000 on November 2, 2001, November 7, 2002, August 19, 2004 and November 1, 2005, respectively. As of December 31, 2005, the Company had repurchased 29,126,986 shares at a cost of approximately $159,714 under that program, of which 2,541,000 shares were repurchased during 2005 for an aggregate purchase price of $21,246 and 4,272,630 shares were repurchased during 2004 for an aggregate purchase price of $32,110. On November 23, 2005, in connection with the 2005 Tender Offer, the Company announced the termination of the Program.

Preferred Stock

On September 23, 2004, two related proposals were approved at the Company’s annual meeting of stockholders. The first proposal reduced the number of authorized shares of the Company’s Convertible Redeemable Exchangeable Preferred Stock from 5,000,000 to 10,000. The other proposal authorized the Company’s Board of Directors to approve the issuance of up to 4,990,000 shares of preferred stock from time to time in one or more series, to establish from time to time the number of shares to be included in any such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. No shares have been issued pursuant to that authority and the 10,000 shares of Convertible Redeemable Exchangeable Preferred Stock were the only shares of preferred stock of the Company that were issued and outstanding and then converted in 2007. For a description of the Company’s Convertible Redeemable Exchangeable Preferred Stock, see Note 7.

Warrants

At December 31, 2007, the Company had warrants outstanding to purchase 2,440,838 shares of common stock which are all vested and exercisable. The following table summarizes information with respect to warrants outstanding at December 31, 2007:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Life
Exercise Prices	Shares	Exercise Price	(In Years)

$9.25	2,408,908	$9.25	0.35
$30.00	31,930	30.00	0.94

	2,440,838	$9.52	0.36

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007 and 2005, warrants to purchase a total of 4,971 shares and 1,416,668 shares, of the Company’s Common Stock at a weighted average exercise price of $6.43 per share and $1.53 per share, respectively, were exercised. In 2006 there were no exercises of warrants. Also during 2007, 2006 and 2005, warrants to purchase a total of 3,014,229 shares, 100,000 shares and 599,197 shares, of the Company’s Common Stock at a weighted average price of $15.03 per share, $38.13 per share and $8.04 per share, respectively, expired.

16.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2007	2006

Deferred tax assets:
Federal net operating loss carryforwards	$427,909	$419,293
State net operating loss carryforwards	59,229	67,521
Federal tax credits	30,085	35,390
Other accrued expenses	42,493	30,200
Stock-based compensation	20,127	13,362
Investment in EBS Master LLC	19,950	30,072
Other	10,289	8,355

Total deferred tax assets	610,082	604,193
Valuation allowance	(503,900)	(554,204)

Net deferred tax assets	106,182	49,989

Deferred tax liabilities:
Goodwill	(9,069)	(5,392)
Intangible assets	(14,478)	(16,755)
Convertible notes	(52,206)	(36,506)
Undistributed earnings of foreign subsidiaries	(17,537)	—
Other	(1,311)	(1,813)

Total deferred tax liabilities	(94,601)	(60,466)

Net deferred tax assets (liabilities)	$11,581	$(10,477)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Reported as:
Current deferred tax assets and liabilities	$60,621	$30,590
Valuation allowance	(50,548)	(30,590)

Current deferred tax assets, net	10,073	—

Non-current deferred tax assets and liabilities	455,327	513,855
Valuation allowance	(453,352)	(523,614)

Non-current deferred tax assets (liabilities), net	1,975	(9,759)
Foreign non-current deferred tax liabilities	(467)	(718)

Net deferred tax assets (liabilities)	$11,581	$(10,477)

The income tax (benefit) provision was as follows:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$(533)	$7,939	$(5,742)
State	(2,450)	15,499	85
Foreign	3,623	1,985	4,482

Current income tax (benefit) provision	640	25,423	(1,175)
Deferred:
Federal	(21,638)	(3,479)	3,855
State	819	(398)	441

Deferred income tax provision (benefit)	(20,819)	(3,877)	4,296
Reversal of valuation allowance applied to goodwill	2,633	30,770	174
Reversal of valuation allowance applied to additional paid-in capital	3,948	—	—

Total income tax (benefit) provision	$(13,598)	$52,316	$3,295

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	13.3	1.3	1.5
Goodwill amortization	—	(0.8)	(7.5)
Gain on 2006 EBS Sale	(9.5)	13.4	—
Minority interest	6.1	—	0.5
Valuation allowance	(66.9)	(79.9)	24.0
Cumulative effect of change in tax rate	—	—	(40.4)
Undistributed earnings of foreign subsidiaries	21.8	—	—
Settlement of tax contingencies	(1.4)	(0.7)	(10.2)
Reversal of valuation allowance applied to goodwill	4.4	6.8	0.3
Reversal of valuation allowance applied to additional paid-in capital	6.5	—	—
Losses benefited (from) to discontinued operations	(35.7)	36.7	(2.3)
Other	4.0	(0.3)	5.0

Effective income tax rate	(22.4)%	11.5%	5.9%

Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all domestic net deferred tax assets, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of net operating losses. During the quarter ended December 31, 2007, after consideration of the relevant positive and negative evidence, the Company reversed $24,652 of its valuation allowance primarily through the tax provision. The valuation allowance excludes the impact of any deferred items related to certain of the Company’s foreign operations as the realization of the deferred items for these operations is likely.

The valuation allowance for deferred tax assets decreased by $50,304 and $369,951 in 2007 and 2006, respectively. The reduction in the valuation allowance in 2006 primarily relates to the utilization of net operating losses to offset the gain on the EPS Sale and the 2006 EBS Sale.

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.3 billion, which expire in 2011 through 2028, and federal tax credits of approximately $35,657, which excludes the impact of any unrecognized tax benefits, which expire in 2008 through 2028. Approximately $440,424 and $29,739 of these net operating loss carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively.

The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax net operating loss carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excess tax benefits, related to stock option exercises subsequent to the adoption of SFAS 123(R) of $147,140 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable as all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The income taxes for 2007, 2006 and 2005, respectively, include a provision for federal taxes of $2,588, $28,783 and $174 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. In addition, in 2005 the Joint Committee of the Internal Revenue Service completed its review of claims related to 2001 and 2002. The 2005 federal tax benefit reflects approximately $5,742 of a reduction in tax expense primarily as a result of the reevaluation of our liabilities and contingencies in light of the completion of the review.

Some of the Company’s operating companies are profitable in certain states in which the Company does not have net operating losses to offset that income, or are utilizing net operating losses established through additional paid-in capital. Accordingly, the Company provided for taxes of $3,076, $19,614, and $1,711 related to state and other jurisdictions during 2007, 2006 and 2005, respectively. In addition, the income tax expense in 2007 and 2006 includes a provision for state taxes of $45 and $1,987, respectively, that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. The state tax provision in 2007, 2006 and 2005 also reflects approximately $1,578, $4,115 and $1,626, respectively, of a reduction in tax expense related to discrete items associated with the reversal of contingencies for various statute expirations.

The income tax provision for 2007, 2006 and 2005 includes $3,697, $3,454 and $4,482, respectively, related to non-U.S. income taxes of certain of the Company’s foreign operations. The non-U.S. income of these foreign operations included in income from continuing operations before income tax (benefit) provision was $11,443, $10,250 and $7,634 for 2007, 2006 and 2005, respectively. In addition, the foreign tax provision in 2007 and 2006 reflects approximately $74 and $1,469, respectively, of a net reduction in tax expense related to the reevaluation of our liabilities and contingencies in light of a recent tax examination offset by a German Corporate Tax Credit in 2007.

As of December 31, 2007, 2006 and 2005, cumulative undistributed earnings of the Company’s foreign operations were $50,106, $35,339 and $25,878, respectively. As of December 31, 2007, U.S. income taxes have been provided for the undistributed earnings of the Company’s foreign operations since the Company no longer considers the undistributed earnings to be permanently reinvested for continued use in the Company’s foreign subsidiaries’ operations. As of December 31, 2006 and 2005, no U.S. income taxes had been provided for at that time since the Company considered the undistributed earnings to be permanently reinvested for continued use in the Company’s foreign subsidiaries’ operations. Upon repatriation of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

As of January 1, 2007 and December 31, 2007, the Company had unrecognized income tax benefits of $12,403 and $11,888, which if recognized, $6,831 and $6,315, respectively, would be reflected as a component of the income tax provision. Included in the unrecognized income tax benefits as of January 1, 2007 and December 31, 2007 are accrued interest and penalties of $1,135 and $978, respectively. If recognized, these benefits would be reflected as a component of the income tax (benefit) provision. The

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the year ended December 31, 2007:

Balance at January 1, 2007	$11,268
Increases related to prior year tax positions	140
Increases related to current year tax positions	1,364
Settlements with tax authorities	(769)
Expiration of the statute of limitations for the assessment of taxes	(1,093)

Balance at December 31, 2007	$10,910

Although the Company files U.S. federal, and various state and foreign tax returns, the two major taxing jurisdictions are the U.S. and Germany. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that a reduction in the unrecognized income tax benefits, prior to any annual increase, may occur from $1,400 to $1,500 within the next twelve months. With the exception of adjusting net operating loss (“NOL”) carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2004 and for state and local income tax examinations for years before 2002.

17.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information as of December 31, 2007. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Assets:
Cash and cash equivalents	$536,879	$536,879	$614,691	$614,691
Short-term investments	290,858	290,858	34,140	34,140
Marketable securities — long term	1,473	2,383	1,474	2,633
Liabilities:
Convertible notes	650,000	654,083	650,000	636,996
Convertible redeemable exchangeable preferred stock	—	—	98,768	132,500

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” below is a summary of the fair value, gains and losses relating to the Company’s investments in debt and equity securities:

	December 31, 2007				December 31, 2006
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-Term:
Auction rate securities	$269,500	$—	$—	$269,500	$29,500	$—	$—	$29,500
Settlement due from broker	20,000	—	—	20,000	—	—	—	—
Certificate of deposits and other	1,358	—	—	1,358	4,640	—	—	4,640

Total short-term	$290,858	$—	$—	$290,858	$34,140	$—	$—	$34,140

Long-Term:
Equity securities	$1,473	$912	$2	$2,383	$1,474	$1,161	$2	$2,633

As of December 31, 2007 and 2006, all of the Company’s investments were classified as available-for-sale. As reflected in the table above, the Company’s investment portfolio includes investments in auction rate securities (“ARS”). The types of ARS investments that the Company owns are backed by student loans, almost all of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Refer to Note 23 for a discussion regarding recent developments with respect to the Company’s ARS investments.

During 2007 and 2006, the Company did not realize any gains or losses from the sales and maturities of its investments. During 2005, the Company sold investments in available-for-sale marketable debt securities for total proceeds of $1,063,606 which are included in proceeds from maturities and sales of available-for-sale securities in the accompanying consolidated statements of cash flows. The Company realized a total gain of $1,961 and realized a total loss of $8,326 in connection with these sales. These gains and losses have been included in other income (expense), net in the accompanying consolidated statements of operations, for the year ended December 31, 2005. Prior to the recognition of this loss, any excess of book value over the market value of these investments was reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets.

18.  Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Years Ended December 31,
	2007	2006	2005

Transition service fees(a)	$5,833	$2,524	$—
Reduction of tax contingencies(b)	1,497	—	—
Legal expense(c)	(1,397)	(2,578)	(17,835)
Advisory expense(d)	(2,869)	(4,198)	—
Loss on investments(e)	—	—	(6,365)
Loss on redemption of convertible note(f)	—	—	(1,902)
Settlement of litigation(g)	—	—	(1,863)

Other income (expense), net	$3,064	$(4,252)	$(27,965)

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	In 2007, represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC, and the related 2008 EBSCo Sale and the potential sales of ViPS and Porex. In 2006, represents similar professional fees related to the 2006 EBS Sale through September 26, 2006, the date the Company entered into a definitive agreement with General Atlantic regarding the 2006 EBS Sale.

(e)	Represents the loss recognized related to the sale of marketable securities.

(f)	Represents a write-off of the remaining unamortized deferred issuance costs related to the portion of the 3 1/4% Notes that were redeemed, and the payment of the redemption premium.

(g)	Represents the settlement of litigation in 2005, in which the Company was named as a defendant.

19.	Related Party Transactions

In 2004, the Company’s WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $10,362, $7,802 and $2,960 in 2007, 2006 and 2005, respectively, and $1,544 and $2,145 were included in accounts receivable as of December 31, 2007 and 2006, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of shares that represent approximately 13.6% of HLTH’s Common Stock and approximately 16.5% of WHC Class A Common Stock as of December 31, 2007. Affiliates of FMR Corp. provide services to the Company in connection with certain of the Company’s 401(k) plans.

20.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized holding (losses) gains on available-for-sale marketable securities. The following table presents the components of other comprehensive (loss) income:

	Years Ended December 31,
	2007	2006	2005

Foreign currency translation gains (losses)	$3,318	$3,611	$(3,326)
Comprehensive loss of EBSCo.	(7,326)	—	—
Unrealized holding (losses) gains on securities:
Unrealized holding losses	(249)	(1,108)	(3,389)
Less: reclassification adjustment for net losses realized in net (loss) income	—	—	(6,365)

Net unrealized (losses) gains on securities	(249)	(1,108)	2,976

Other comprehensive (loss) income	(4,257)	2,503	(350)
Net income	19,879	771,917	68,811

Comprehensive income	$15,622	$774,420	$68,461

Included in comprehensive loss of EBSCo is the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements.

Deferred taxes are not included within accumulated other comprehensive income because a valuation allowance was maintained for substantially all domestic net deferred tax assets.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income includes:

	December 31,
	2007	2006	2005

Unrealized holding gains on securities	$910	$1,159	$2,267
Foreign currency translation gains	12,269	8,951	5,340
Comprehensive loss of EBSCo.	(7,326)	—	—

Total accumulated other comprehensive income	$5,853	$10,110	$7,607

21.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2007	2006	2005

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,685	$15,802	$13,131

Taxes paid, net of refunds	$27,375	$23,210	$5,727

Supplemental Schedule of Non-Cash Investing and Financing activities:
Conversion of convertible redeemable exchangeable preferred stock to HLTH Common Stock	$100,000	$—	$—

Accretion of convertible redeemable exchangeable preferred stock	$117	$235	$234

SAB 51 gain	$14,492	$16,779	$82,275

Conversion of $300,000 3 1/4% Convertible Subordinated Notes to HLTH Common Stock	$—	$—	$214,880

Deferred stock compensation related to restricted stock awards	$—	$—	$2,241

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2007 and 2006. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$121,007	$128,085	$132,208	$145,815
Cost of operations	53,384	53,942	52,231	52,998
Development and engineering	4,574	4,767	4,209	4,505
Sales, marketing, general and administrative	60,399	58,340	57,352	58,542
Depreciation and amortization	10,725	11,677	11,825	11,796
Gain on 2006 EBS Sale	399	—	—	—
Interest income, net	4,957	5,481	6,291	6,787
Other income (expense), net	2,483	1,396	989	(1,804)

(Loss) income from continuing operations before income tax provision (benefit)	(236)	6,236	13,871	22,957
Income tax provision (benefit)	990	2,031	3,935	(20,554)
Minority interest in WHC	115	843	1,800	7,909
Equity in earnings of EBS Master LLC	7,099	7,575	8,005	5,887

Income from continuing operations	5,758	10,937	16,141	41,489
(Loss) income from discontinued operations, net of tax	(56)	(56,400)	430	1,580

Net income (loss)	$5,702	$(45,463)	$16,571	$43,069

Basic income (loss) per common share:
Income from continuing operations	$0.03	$0.06	$0.09	$0.23
(Loss) income from discontinued operations, net of tax	(0.00)	(0.31)	0.00	0.01

Net income (loss)	$0.03	$(0.25)	$0.09	$0.24

Diluted income (loss) per common share:
Income from continuing operations	$0.03	$0.06	$0.08	$0.19
(Loss) income from discontinued operations, net of tax	(0.00)	(0.30)	0.01	0.01

Net income (loss)	$0.03	$(0.24)	$0.09	$0.20

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$275,623	$290,296	$298,721	$228,863
Cost of operations	166,017	167,809	168,664	116,556
Development and engineering	8,864	9,057	9,243	6,485
Sales, marketing, general and administrative	70,180	72,033	74,390	71,412
Depreciation and amortization	16,552	17,219	18,187	10,010
Gain on 2006 EBS Sale	—	—	—	352,297
Interest (expense) income, net	(273)	(235)	1,876	12,192
Other (expense) income, net	(542)	(2,347)	(2,809)	1,446

Income from continuing operations before income tax provision	13,195	21,596	27,304	390,335
Income tax provision	4,056	6,288	4,779	37,193
Minority interest in WHC (loss) income	(472)	(121)	69	929
Equity in earnings of EBS Master LLC	—	—	—	763

Income from continuing operations	9,611	15,429	22,456	352,976
Income from discontinued operations, net of tax	5,979	6,657	358,011	798

Net income	$15,590	$22,086	$380,467	$353,774

Basic income per common share:
Income from continuing operations	$0.03	$0.05	$0.08	$1.38
Income from discontinued operations, net of tax	0.02	0.03	1.24	0.00

Net income	$0.05	$0.08	$1.32	$1.38

Diluted income per common share:
Income from continuing operations	$0.03	$0.05	$0.08	$1.16
Income from discontinued operations, net of tax	0.02	0.02	1.19	0.00

Net income	$0.05	$0.07	$1.27	$1.16

23.	Subsequent Events

Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans

As of February 21, 2008, the Company had approximately $1.45 billion in consolidated cash, cash equivalents and marketable securities, which includes approximately $364,000 of investments in certain ARS. Also as of this date, WHC had approximately $327,000 of the Company’s consolidated cash, cash equivalents and marketable securities, including approximately $169,000 of the Company’s consolidated ARS investments. The types of ARS investments that the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. The Company and its subsidiaries do not own any other type of ARS investments.

The interest rates on these ARS investments are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments held by the Company. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, the Company is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, the Company is

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not yet able to quantify the amount of any impairment. The Company believes that any lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations.

WHC Merger

On February 20, 2008, the Company and WHC entered into a Merger Agreement, pursuant to which the Company will merge into WHC ( the “WHC Merger”), with WHC continuing as the surviving company. In the WHC Merger, each outstanding share of Company common stock will be converted into 0.1979 shares of WHC common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (the “Merger Consideration”). The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by the Company and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between the Company and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC based on the recommendations of the Special Committee and by the Board of the Company.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and the Company, and proceeds from the Company’s anticipated sales of its ViPS and Porex businesses. See “Divestiture of Porex and ViPS” below. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on the amount of proceeds received from the disposition of the Company’s investment in certain ARS, which, under the terms of the Merger Agreement, must be liquidated by the Company prior to closing of the WHC Merger. The Company cannot predict, at this time, the amount of such downward adjustment. See “Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans” above. If either ViPS or Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of the Company in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger is subject to: the Company and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by the Company of either ViPS or Porex and the sale of the Company’s ARS investments; and other customary closing conditions. The Company, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the WHC Merger, WHC as the surviving corporation will assume the obligations of the Company under the Company’s 3 1/8% Convertible Notes due September 1, 2025 and the Company’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Convertible Notes”). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of HLTH Common Stock into which such Convertible Notes would have been convertible. For additional information regarding these Convertible Notes, see Note 8, above.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proposed Divestitures of Porex and ViPS

On February 21, 2008, in connection with the WHC Merger, the Company announced that it intends to divest its ViPS and Porex segments. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. The Company has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses. The Company expects the disposal of these entities will be completed within one year. As a result of the Company’s plans to divest Porex and ViPS, these segments will be presented as discontinued operations in the consolidated financial statements contained in future filings. ViPS and Porex are not reflected as discontinued operations within these consolidated financial statements.

The major classes of assets and liabilities of the Porex disposal group, excluding any cash and cash equivalents, are as follows:

	December 31,
	2007	2006

Balance Sheet Data:
Accounts receivable, net	$12,921	$12,658
Inventory	11,772	9,966
Property and equipment, net	21,176	21,783
Goodwill	43,283	42,932
Intangible assets, net	24,873	25,707
Other assets	3,554	2,397

Total Assets	$117,579	$115,443

Accounts payable	$1,533	$1,623
Accrued expenses	7,684	6,251
Other long-term liabilities	568	5,285

Total Liabilities	$9,785	$13,159

The major classes of assets and liabilities of the ViPS disposal group, excluding any cash and cash equivalents, are as follows:

	December 31,
	2007	2006

Balance Sheet Data:
Accounts receivable, net	$17,240	$19,377
Property and equipment, net	4,020	4,183
Goodwill	71,253	71,253
Intangible assets, net	47,815	58,498
Other assets	2,833	3,154

Total Assets	$143,161	$156,465

Accounts payable	$1,599	$1,595
Accrued expenses and other	4,370	5,213
Deferred revenue	10,982	9,757

Total Liabilities	$16,951	$16,565

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of EBSCo

On February 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and simultaneously completed the sale (the “2008 EBSCo Sale”) of its 48% minority ownership interest in EBSCo for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC (“H&F”). The Purchase Agreement contains representations and warranties and covenants that are customary for transactions of this type. The Company and WHC will be continuing their product development and marketing relationships with EBSCo. The Company expects to recognize a taxable gain on the 2008 EBSCo Sale and expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale. Under the existing Tax Sharing Agreement between the Company and WHC, the Company has agreed to reimburse WHC for any NOL carryforward attributable to WHC that is utilized by the Company in connection with this transaction. The amount of the NOL carryforward attributable to WHC to be utilized and the amount of the resulting reimbursement depend on numerous factors and cannot be determined at this time. This reimbursement obligation would be extinguished by the completion of the WHC Merger.

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2007, 2006 and 2005
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(In thousands)

December 31, 2007
Allowance for Doubtful Accounts	$1,296	$1,203	$—	$(1,100)	$—		$1,399
Valuation Allowance for Deferred Tax Assets	554,204	(42,953)	1,449	—	(8,800	)(c)	503,900
December 31, 2006
Allowance for Doubtful Accounts	6,909	1,627	229	(3,830)	(3,639	)(b)	1,296
Valuation Allowance for Deferred Tax Assets	924,155	(370,313)	362	—	—		554,204
December 31, 2005
Allowance for Doubtful Accounts	6,420	2,527	60	(2,098)	—		6,909
Valuation Allowance for Deferred Tax Assets	881,438	12,733	12,893	—	17,091	(a)	924,155

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

(b)	Represents the sale of the Emdeon Business Services segment on November 16, 2006.

(c)	Represents valuation allowance released as a result of (i) the adoption of FIN 48, (ii) undistributed earnings of the Company’s foreign operations and (iii) stock option and warrant exercises, partially offset by the valuation allowance established relating to the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH Corporation, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of WebMD Health Corp. (“WHC”))
2	.5*	Agreement and Plan of Merger, dated as of January 17, 2006, among the WHC, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the WHC’s Current Report on Form 8-K filed on January 20, 2006)
2	.6*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the WHC, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on April 19, 2006)
2	.7*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on July 25, 2006)
2	.8*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WHC, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WHC on November 8, 2006)
2	.9*	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., the Registrant, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
2	.10*	Agreement and Plan of Merger, dated as of February 20, 2008, between the Registrant and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.		Description

4.2		Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3		Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4		Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5		Indenture, dated as of August 30, 2005, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.6		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)
4.7		Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
10.1		Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.2**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.4**	Employment Agreement, dated as of November 9, 2006, between the Registrant and Mark Funston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2006)
10	.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10	.6**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.7**	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.8**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.9**	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.10**	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.		Description

10	.12**	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10	.13**	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006)
10	.14**	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.15**	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.16**	Amended and Restated Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.17**	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.18**	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.19**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.20**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.21**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.22**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.23**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.24**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.25**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.26**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.27**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.28**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.29**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.30**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)

Exhibit No.		Description

10	.31**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.32**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.33**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.34**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.35**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.36**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.37**	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10.38		Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2006)
10.39		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10	.40**	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10	.41**	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10	.44**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to WHC’s Quarterly Report on Form 10-Q for the quarter filed on November 9, 2007)
10	.45**	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan (incorporated by reference from Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)

Exhibit No.	Description

21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Exhibit 99.1
24.1	Power of Attorney (see page 96)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant
99.1	Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006
99.2	Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3	Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.5	Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.6	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.7	Amended and Restated Bylaws of WHC (incorporated by reference to the Current Report on Form 8-K filed by WHC on December 17, 2007)
99.8	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.9	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.10	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.11	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.12	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.13	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.14	Letter, dated February 2, 2007, executed by WHC and the Registrant (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on February 2, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.10, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.