Form 10-K/A
period 2007-12-31
HLTH CORP
filed 2008-04-29
CIK 1009575

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,378,400,000 (based on the closing price of HLTH Common Stock of $14.01 per share on that date, as reported on the Nasdaq National Market System and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

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

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	51	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)(5)(6)	62	Director
Kevin M. Cameron	41	Director
Neil F. Dimick(4)(5)	58	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
James V. Manning(1)(2)(4)	61	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(5)(6)	82	Director
Joseph E. Smith(1)(2)(3)(6)	69	Director
Martin J. Wygod(1)	68	Chairman of the Board; Acting Chief Executive Officer

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of WebMD Health Corp., our publicly traded subsidiary, which we refer to in this Annual Report as WHC. HLTH, through its ownership of WHC Class B Common Stock owns approximately 83.4% of the total outstanding common stock of WHC and approximately 96.2% of the combined voting power of WHC’s outstanding common stock.

Executive Officers

Name	Age	Positions

Martin J. Wygod	68	Chairman of the Board and Acting Chief Executive Officer
Mark D. Funston	48	Executive Vice President and Chief Financial Officer
Wayne T. Gattinella	56	CEO and President of our WebMD segment
Arthur Lehrer	58	CEO and President of our ViPS segment
Charles A. Mele	51	Executive Vice President, General Counsel and Secretary
William G. Midgette	52	CEO of our Porex segment

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

Paul A. Brooke has been a director of our company since November 2000. Mr. Brooke has been Chairman of the Board of Alsius Corporation, a medical device company, since June 2007 and was Chairman and Chief Executive Officer of a predecessor company from 2005 to June 2007. Mr. Brooke has been the Managing Member of PMSV Holdings LLC, a private investment firm, since 1993. Mr. Brooke has also been a Senior Advisor to Morgan Stanley since April 2000. From 1997 through 2006, he was a Venture Partner of MPM Capital, a venture capital firm specializing in the healthcare industry. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC. He serves as a member of the Boards of Directors of the following other public companies: Incyte Corporation, a drug discovery company; and Viropharma Incorporated, a pharmaceutical company.

Kevin M. Cameron has served as a director of our company since October 2004. He also served as Chief Executive Officer of our Company from October 2004 until February 2008, when he went on medical leave. From November 2005 until November 2006, Mr. Cameron also served as Acting CEO of Emdeon Business Services, which was then one of our segments. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman. From September 2000 to January 2002, he served as Executive Vice President, Business Development of our company and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with our company in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to HLTH. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney, which is now part of Citigroup.

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

Mark D. Funston has served as Executive Vice President and Chief Financial Officer of our company since November 2006 and of our WebMD Health Corp. subsidiary since August 11, 2007. Prior to joining HLTH, Mr. Funston was Interim Chief Financial Officer of Digital Harbor, Inc., a privately held software company, from November 2005. Prior to that, Mr. Funston served as Chief Financial Officer of Group 1 Software, Inc., a publicly traded software company, from 1996 until its acquisition by Pitney Bowes in 2004. From 1989 to 1996, Mr. Funston was Chief Financial Officer of COMSAT RSI, Inc. (formerly Radiation Systems, Inc.), a publicly traded telecommunications manufacturing company acquired by COMSAT Corporation in 1994.

Wayne T. Gattinella has served as President of our WebMD segment since joining our company in 2001 and as its Chief Executive Officer since 2005. Since 2005, he has held the same positions at our WebMD Health Corp. subsidiary and has also served as a member of its Board of Directors. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco

Health Solutions) and MCI Telecommunications. Mr. Gattinella currently serves on Drexel University’s LeBow College of Business Advisory Board.

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

Martin J. Wygod has served as Acting Chief Executive Officer of our company since February 2008, as Chairman of the Board of Directors of our company since March 2001, and as a director since September 2000. Since May 2005, he has also served as Chairman of the Board of our WebMD Health Corp. subsidiary. From October 2000 until May 2003, Mr. Wygod also served as our Chief Executive Officer. From September 2000 until October 2000, Mr. Wygod served as Co-Chief Executive Officer of our company. Mr. Wygod is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of HLTH and any other person pursuant to which any of them were selected as a director or executive officer. Under the terms of the WHC Merger Agreement, it is contemplated that the members of the Board of Directors of HLTH who are not currently members of the WHC Board will join that Board upon the closing of the WHC Merger.

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

Corporate Governance

Board of Directors.  Our Board of Directors has eight members. Two of the members are also employees of HLTH: Mr. Cameron, who served as our Chief Executive Officer and is currently on medical leave; and Mr. Wygod, Chairman of the Board and Acting Chief Executive Officer. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other HLTH employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and HLTH stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Dimick and Smith will expire at our Annual Meeting in 2008; the terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2009; and the terms of Dr. Adler and Messrs. Sarkowsky and Cameron will expire at our Annual Meeting of Stockholders in 2010.

Our Board of Directors met 11 times during 2007. During 2007, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. HLTH’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All but two of our directors attended our 2007 Annual Meeting.

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

Communications with Our Directors.  Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, HLTH Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled Board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Nominating Committee or discussed at the next scheduled Nominating Committee meeting; or

•	if they relate to the operations of HLTH, forwarded to the appropriate officers of HLTH, and the response or other handling reported to the Board at the next scheduled Board meeting.

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

Executive Committee.  The Executive Committee, which met once during 2007, is currently comprised of Messrs. Brooke, Manning, Smith and Wygod. Mr. Cameron was also a member of the Executive Committee until February 2008. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met nine times during 2007, is currently comprised of Messrs. Brooke, Manning and Smith; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Board of Directors of HLTH has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with HLTH’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with HLTH’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with HLTH’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions (other than transactions with WHC, approval of which has been delegated to the Related Parties Committee, as described below); and

•	overseeing the administration of HLTH’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of the Audit Committee Charter, as amended through July 26, 2007, was included as Annex A to the Proxy Statement for our 2007 Annual Meeting. A copy of the joint HLTH and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that we filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of HLTH and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of HLTH requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.hlth.com in the “Investor Relations” section, or in a Current Report on Form 8-K.

Compensation Committee.  The Compensation Committee, which met seven times during 2007, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue

Code and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through July 26, 2007, was included as Annex B to the Proxy Statement for our 2007 Annual Meeting. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2007, is currently comprised of Messrs. Brooke, Dimick and Sarkowsky; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through July 26, 2007, was included as Annex C to the Proxy Statement for our 2007 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the HLTH Board. Instead, the Nominating Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to HLTH;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to HLTH;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the HLTH Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or to have “financial sophistication” under applicable SEC rules and the listing standards of The Nasdaq Global Select Market;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.

The Nominating Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating Committee, care of

Secretary, HLTH Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361. To facilitate consideration by the Nominating Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of HLTH if nominated and to be identified in HLTH’s proxy materials and the consent of the recommending stockholder to be named in HLTH’s proxy materials. The recommendation and related materials will be provided to the Nominating Committee for consideration at its next regular meeting.

Governance & Compliance Committee.  The Governance & Compliance Committee is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The Governance & Compliance Committee met twice in 2007. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

•	evaluating and making recommendations to the Board regarding matters relating to the governance of HLTH;

•	assisting the Board in coordinating the activities of the Board’s other standing committees, including with respect to HLTH’s compliance programs and providing additional oversight of those compliance programs; and

•	providing oversight of senior executive recruitment and management development.

As part of its responsibilities relating to corporate governance, the Governance & Compliance Committee evaluates and makes recommendations to the Board regarding any proposal for which a stockholder has provided required notice that such stockholder intends to make at an Annual Meeting of Stockholders, including recommendations regarding the Board’s response and regarding whether to include such proposal in HLTH’s proxy statement.

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the Governance & Compliance Committee Charter, as amended through July 26, 2007, was included as Annex D to the Proxy Statement for our 2007 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  In September 2005, our Board of Directors established the Related Parties Committee. The Related Parties Committee is currently comprised of Messrs. Brooke, Sarkowsky and Smith. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of WHC. The Related Parties Committee met once during 2007. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between HLTH and WHC; and

•	oversight of other matters in which the interests of HLTH and WHC conflict or may potentially conflict.

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

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by HLTH during 2007 to the members of our Board of Directors who are not also HLTH or WHC employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the HLTH Board is authorized to determine the compensation of the Non-Employee Directors.

As described below, only two types of compensation were paid by HLTH to Non-Employee Directors in 2007 for their Board and Board Committee service: (1) cash and (2) a grant of non-qualified options to purchase HLTH Common Stock. None of the Non-Employee Directors received any other compensation from HLTH during 2007 and none of them provided any services to HLTH during 2007, except their service as a director. HLTH does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2007 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2007, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Cash Compensation” and “— Option Grants” below.

(a)	(b)	(c)
	Fees Earned or	Option	(d)
	Paid in Cash	Awards	Total
Name	($)	($)(1)(2)	($)

Mark J. Adler, M.D.(3)	77,500	54,996	132,496
Paul A. Brooke	90,000	54,996	144,996
Neil F. Dimick(3)	57,500	54,996	112,496
James V. Manning(3)	95,000	54,996	149,996
Herman Sarkowsky	80,000	54,996	134,996
Joseph E. Smith	90,000	54,996	144,996

(1)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by HLTH in 2007 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from options to purchase HLTH Common Stock will depend on the price of HLTH Common Stock at the time they exercise vested stock options.

(2)	Under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the 2000 Plan), each Non-Employee Director of HLTH automatically receives a non-qualified option to purchase 20,000 shares of HLTH Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2007 each had an exercise price of $12.39 per share and each had a total grant date fair value equal to $77,774, based on the methodology and assumptions referred to in Footnote 1 above. The following lists the total number of shares of HLTH Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2007 and the weighted average exercise price of those options:

	Number of
	Shares Subject to	Weighted Average
Name	Outstanding Options	Exercise Price

Mark J. Adler, M.D.	236,000	$10.16
Paul A. Brooke	210,000	$8.02
Neil F. Dimick	57,916	$9.82
James V. Manning	248,000	$8.89
Herman Sarkowsky	410,000	$10.65
Joseph E. Smith	166,000	$11.60

See “— Option Grants” below for additional information.

(3)	These three Non-Employee Directors of HLTH are also non-employee directors of WHC, for which they received compensation from WHC. For information regarding the compensation they received from WHC, see below under “Compensation for Service on WHC Board.”

Cash Compensation

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (a) of the 2007 Director Compensation Table represents the sum of the following amounts, each of which is described below:

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

Board Service.  Each Non-Employee Director receives an annual retainer of $30,000 for service on the HLTH Board.

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

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in HLTH Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees are generally paid on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler were each paid $30,000 for their service in 2007 as members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 12 to the Consolidated Financial Statements included in this Annual Report. Members of this special committee will continue to receive compensation for their service on the committee. The current quarterly payment is $3,750 per member.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 20,000 shares of HLTH Common Stock pursuant to automatic annual grants of stock options under our 2000 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and HLTH’s equity award grant practices, the fair market value is equal to the closing price of a share of HLTH Common Stock on the Nasdaq Global Select Market on the

last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 20,000 shares of HLTH Common Stock on January 1, 2007 (with an exercise price of $12.39 per share) and January 1, 2008 (with an exercise price of $13.40 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends.

Under the 2000 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of HLTH. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2000 Plan and the award agreement. For purposes of the 2000 Plan, a “Change in Control” generally includes (i) a change in the majority of the Board of Directors of HLTH without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of HLTH and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which HLTH’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of HLTH’s assets. The WHC Merger does not constitute a Change in Control under the 2000 Plan.

Discretionary Grants.  Our Non-Employee Directors may receive discretionary grants of stock options under the 2000 Plan. No discretionary grants were made in 2007.

Compensation for Service on WHC Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of WHC and receive compensation from WHC for their service. The Compensation Committee of the WHC Board is authorized to determine the compensation of WHC’s non-employee directors.

The HLTH directors serving on the WHC Board received two types of compensation in 2007 from WHC for their Board and Board Committee service: (1) annual fees paid in the form of shares of WHC Class A Common Stock and (2) a grant of non-qualified options to purchase WHC Class A Common Stock. None of these non-employee directors received any other compensation from WHC during 2007 and none of them provided any services to WHC during 2007, except their service as a director. WHC does not offer any deferred compensation plans or retirement plans to its non-employee directors.

This table provides information regarding the value of the compensation from WHC to the individuals listed for 2007, as calculated in accordance with applicable SEC regulations.

	(b)	(c)
	Stock	Option	(d)
(a)	Awards	Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.	65,894	134,519	200,413
Neil F. Dimick	90,894	134,519	225,413
James V. Manning	83,394	134,519	217,913

(1)	Shares of WHC Class A Common Stock were issued by WHC on September 28, 2007 (the anniversary of WHC’s initial public offering) in payment for annual fees for service on the WHC Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. The amounts (expressed in dollars) of the fees are the same as those applicable to the HLTH Board and its standing Committees, as described above. For each individual listed in Column (a) of this table, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees by $52.10, the closing price of WHC Class A Common Stock on the Nasdaq Global Select Market on September 28, 2007 (with cash paid in lieu of issuing fractional shares). Dr. Adler received 911 shares of WHC Class A Common Stock; Mr. Dimick received 1,391 shares; and Mr. Manning received 1,247 shares. In addition, this column includes $18,394 for each individual, which reflects the aggregate dollar amounts recognized by WHC in 2007, for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WHC Restricted Stock made to these directors at the time of WHC’s initial public offering. That amount reflects

WHC’s accounting expense for these WHC Restricted Stock awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WHC Restricted Stock will depend on the price of WHC Class A Common Stock at the time the WHC Restricted Stock vests.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WHC in 2007 for stock option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See “WHC Plans” in Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect WHC’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from WHC equity compensation will depend on the price of WHC Class A Common Stock at the time they exercise vested stock options or at the time of vesting of WHC Restricted Stock.

(3)	Under WHC’s 2005 Long-Term Incentive Plan (which we refer to as the WHC 2005 Plan), each Non-Employee Director of WHC automatically receives a non-qualified option to purchase 13,200 shares of WHC Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2007 each had an exercise price of $40.02 per share and each had a total grant date fair value equal to $227,555, based on the methodology and assumptions referred to in Footnote 2 above. The Compensation Committee of the WHC Board has discretion to make other grants of options to purchase WHC Class A Common Stock to WHC’s non-employee directors, but did not do so in 2007. The following lists the total number of shares of WHC Class A Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2007 and the weighted average exercise price of those options:

	Number of
	Shares Subject to
	Outstanding	Weighted Average
Name	WHC Options	Exercise Price

Mark J. Adler, M.D.	39,600	$28.86
Neil F. Dimick	39,600	$28.86
James V. Manning	39,600	$28.86

In addition, as of December 31, 2007, each of the listed individuals held 2,200 shares of unvested WHC Restricted Stock that were granted at the time of WHC’s initial public offering.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for 2007 consist of our Chief Executive Officer during that year, our Chief Financial Officer during that year and the three other executive officers of HLTH who received the most compensation for 2007. This section is organized as follows:

•	2007 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2007 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that HLTH specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2007 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between HLTH (or our subsidiaries) and our Named Executive Officers. We refer to these summaries in various other places in this Executive Compensation section.

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

2007 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of HLTH’s compensation programs and makes specific compensation decisions regarding compensation of the Named Executive Officers and HLTH’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of HLTH’s executive compensation programs and policies and their application by the Compensation Committee for 2007 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
Herman Sarkowsky
Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2007. No current member of the Compensation Committee is a current or former executive officer or employee of HLTH or had any relationships in 2007 requiring disclosure by HLTH or WHC under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of HLTH’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the HLTH Board or the Compensation Committee of the WHC Board during the fiscal year ended December 31, 2007.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2007 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by HLTH.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2007, by the Compensation Committee in its discretion;

•	special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•	grants of non-qualified options to purchase shares of HLTH Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date (and, in the case of certain Named Executive Officers, options to purchase shares of WHC Class A Common Stock, with an exercise price that is equal to the fair market value of WHC Class A Common Stock on the grant date); and

•	grants of shares of restricted HLTH Common Stock (which we refer to as HLTH Restricted Stock), subject to vesting based on continued employment and, in the case of Messrs. Gattinella and Wygod only, shares of restricted WHC Class A Common Stock (which we refer to as WHC Restricted Stock), subject to vesting based on continued employment.

A discussion of the above types of compensation, to the extent used in 2007, follows under the heading “— Use of Specific Types of Compensation in 2007.” The compensation of our other executives generally consists of the same types (other than WHC equity compensation), with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

In determining the forms of compensation to be used by HLTH, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than 401(k) plans generally available to our employees. Subject to the terms of the HLTH 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the HLTH 401(k) Plan), HLTH matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by HLTH is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). Messrs. Cameron, Funston and Gattinella are the Named Executive Officers who chose to participate in the HLTH 401(k) Plan in 2007. WHC employees are eligible to participate in the HLTH 401(k) Plan. Our Porex and ViPS subsidiaries also sponsor 401(k) plans for their employees, including employees of those subsidiaries who are executive officers of HLTH.

Discussion of Compensation Policies.  The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•	Competitive with the market in order to help attract, motivate and retain highly qualified managers and executives. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase HLTH Common Stock.

•	Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation. It is HLTH’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from three to four years. Through annual and long-term incentives, a major portion of the total potential compensation of HLTH’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company.

•	Designed to foster a long-term commitment by management. The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to HLTH by our management team. The vesting schedules attributable to equity grants are typically 3 to 4 years with, in some cases (particularly for more senior executives), scheduled vestings that are smaller in the early vesting periods and greater in the later vesting periods.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with HLTH for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at HLTH. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for HLTH compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to HLTH of specific individuals. With respect to 2007 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and Chief Executive Officer of HLTH with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the Chief Executive Officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executive officers and amounts being paid to other HLTH executives.

HLTH’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Use of Specific Types of Compensation in 2007.

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but has made few changes in those salaries in recent years except upon a change in position. In 2007, no changes were made to the salaries of any of our Named Executive Officers. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. HLTH’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Cash Bonuses.  HLTH’s Named Executive Officers have the opportunity to earn annual cash bonuses. However, HLTH’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2007. After the end of 2007, the

Compensation Committee determined such amounts based on its subjective assessment of the performance of HLTH and its business segments in 2007, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2007 were achieved. The Compensation Committee believes that, for HLTH at this time, a flexible annual bonus process is a more appropriate one for motivating HLTH’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	the effects of acquisitions and dispositions of businesses made during the year; and

•	the effects of unexpected events and changes in HLTH’s businesses during the year.

The Compensation Committee may, at some point in the future, determine that it will use quantitative targets set in advance in determining executive officer bonuses. In addition, in some years, bonus awards for some of our executive officers (particularly newly-hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to our Named Executive Officers for 2007.

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for each Named Executive Officer. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target bonus opportunities for the Named Executive Officers for 2007 are set forth in the following table:

				Target Annual
			Target Annual	Bonus Amount
Named		Annual	Bonus	as a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Kevin M. Cameron	Chief Executive Officer	$660,000	$660,000	100%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$375,000	$187,000	50%
Wayne T. Gattinella	CEO and President, WebMD	$560,000	$560,000	100%
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$450,000	$225,000	50%
Martin J. Wygod	Chairman of the Board	$975,000	$975,000	100%

However, the Compensation Committee (or, in the case of Mr. Gattinella, the WHC Compensation Committee) retained discretion in 2007 regarding the actual annual bonus amounts to be paid, which could be less than, equal to or more than the target bonus opportunity. The following table lists the amount of the annual cash bonuses paid to the Named Executive Officers with respect to 2007 and 2006 and the percentage this represented of the target bonus opportunity:

Named		2007 Annual Bonus			2006 Annual Bonus
Executive Officer	Title	Amount		% of Target	Amount	% of Target

Kevin M. Cameron	Chief Executive Officer	$520,000		79%	$780,000	173%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$100,000		53%	$35,000	n/a
Wayne T. Gattinella	CEO and President, WebMD	$270,000	(1)	48%	$340,000	61%
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$233,000		104%	$350,000	106%
Martin J. Wygod	Chairman of the Board	$520,000		53%	$780,000	80%

(1)	Includes both annual bonus of $135,000 and Supplemental Bonus Plan award of $135,000, as described below.

For 2007, the Compensation Committee primarily considered HLTH’s financial performance in setting annual bonuses for its executive officers, including the Named Executive Officers. However, the Compensation Committee did not attempt to tie the amounts of the 2007 annual bonuses for the executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results. In addition, the Compensation Committee did not focus on making individualized determinations of each Named Executive Officer’s specific contributions for 2007 and instead relied primarily on its evaluation of the management team as a whole, as reflected in the financial results. Accordingly, differences in the amounts of 2007 bonuses among the Named Executive Officers result primarily from differences in their level of responsibility with the company. Because HLTH’s financial performance in 2007 did not fully achieve expectations, including publicly disclosed guidance issued by management, the Compensation Committee set bonus amounts at lower levels than in 2006. For Messrs Cameron, Mele and Wygod, their 2007 annual bonus amounts represented approximately 67% of their 2006 bonus amounts. Mr. Funston’s 2007 bonus represented approximately 50% of an annualized amount based on his 2006 annual bonus. Mr. Funston’s employment by HLTH began in November 2006 and the amount of his bonus for 2006 was set by the Compensation Committee based on that part-year employment period.

The WHC Compensation Committee applied similar considerations in setting bonuses for its executive officers. For 2007, there were two separate bonus amounts for Mr. Gattinella: (1) a cash bonus of $135,000 paid in March 2008; and (2) an award of $135,000 under the Supplemental Bonus Program (the “SBP”) described below. In making comparisons to 2006 bonuses, the WHC Compensation Committee considered the total of these two amounts, which represented approximately 80% of Mr. Gattinella’s 2006 bonus.

Supplemental Bonus Program (SBP).  The Compensation Committee of the WHC Board approved the contribution, in March 2008, to a trust (which we refer to as the Supplemental Bonus Trust) of SBP Awards for WHC’s executive officers, including a $135,000 contribution for Mr. Gattinella. The amounts of the SPB Awards were determined by the Compensation Committee of the WHC Board, in its discretion. The Supplemental Bonus Trust will distribute the SPB Awards, together with actual net interest earned on the respective amounts, to those receiving SPB Awards as promptly as practicable following March 1, 2009 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the individual must continue to be employed by WHC on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations in connection with a reduction in force or a sale of a subsidiary). Certain other WHC officers and employees also received SBP Awards, subject to similar terms and conditions as apply to WHC’s executive officers.

Special Bonuses.  None of the Named Executive Officers received any special bonuses in 2007.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the price of HLTH Common Stock increases after the grant date. Historically, long-term incentives at our company consisted almost exclusively of stock option grants. However, in light of market trends and changes in the accounting treatment applicable to such option grants, we have increased our use of HLTH Restricted Stock as part of the mix of equity compensation for our executives and certain other employees. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of HLTH. The amount that employees receive from equity awards increases when the price of HLTH Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our Named Executive Officers on an annual or other pre-determined basis, and no such grants were made during 2007. In determining whether and when to make equity grants, the Compensation Committee expects to consider the history of prior grants made to individual Named Executive Officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee expects to consider factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee expects that it will typically make larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations will apply to grants made to other officers and employees.

Application of Compensation Policies to Individual Named Executive Officers.  Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The primary factors that may create differences in compensation are disparities in: (a) the level of responsibility of the individual Named Executive Officers, (b) individual performance of the Named Executive Officers, and (c) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. In 2007, no equity grants were made to our Named Executive Officers and no changes were made to their salaries. Accordingly, the application of compensation policies to individual Named Executive Officers in 2007 related solely to their bonuses and is described under “— Annual Cash Bonuses” above.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in HLTH’s benefit plans on the same basis as our other employees (including matching contributions to a 401(k) Plan and company-paid group term life insurance). HLTH, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our executive officers in 2007 are described in the footnotes to the Summary Compensation Table and consisted primarily of car allowances. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change in Control

Overview.  HLTH does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than 401(k) plans generally available to our other employees. Accordingly, the payment and benefit levels for HLTH’s Named Executive Officers applicable upon a termination or a change in control result from provisions in the employment agreements between HLTH and the individual Named Executive Officers. However, unlike annual or special bonuses or the amounts of equity grants (which the Compensation Committee generally determines in its discretion at the time of payment or grant), the terms of employment agreements are the result of negotiations between HLTH and those individuals, generally occurring at the time the individual joined HLTH or in connection with a promotion to a more senior position with HLTH (subject to the approval of the Compensation Committee in the case of executive officer employment agreements). The Compensation Committee has, in the past, usually been willing to include similar provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer as those in the existing employment agreement with that executive officer. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation included in those agreement are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change in Control Benefits” below.

In determining whether to approve executive officer employment agreements (or renewals of or extensions to those agreements), the Compensation Committee considers HLTH’s need for the services of the specific individual and the alternatives available to HLTH, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change in control, the Compensation Committee considers both the costs that could potentially be incurred by HLTH, as well as the potential benefits to HLTH, including benefits to HLTH from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change in control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to HLTH during the period an acquisition is pending.

Employment Agreement Provisions Regarding Termination Benefits.  The employment agreements with our Named Executive Officers provide for some or all of the following to be paid if the Named Executive Officer is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•	continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination;

•	continuation of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of HLTH’s health and welfare insurance plans or payment of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to each of our Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2007. No such post-termination benefits apply if a Named Executive Officer is terminated for cause (the definition of which is typically set forth in the applicable employment agreement). The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits solely upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below, the Compensation Committee has approved the following exceptions:

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of HLTH, all of his outstanding options and other equity compensation (including WHC equity) would become immediately vested and the options would remain exercisable for the remainder of the originally scheduled term. The employment agreement also contains provisions providing that he may resign and receive severance payments, but it requires Mr. Wygod to provide consulting services during any period in which he is receiving severance.

•	With respect to Messrs. Cameron and Mele, their employment agreements include terms providing that:

•	they would be able to resign following a change in control, after the completion of a transition period with the successor, and receive the same benefits that they would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the descriptions of their respective employment agreements that follow); and

•	they would receive accelerated vesting of the options to purchase shares of WHC Class A Common Stock granted to them on September 28, 2005 in the event of a change in control of WHC or if WHC is no longer an affiliate of HLTH since, as a result of such a transaction, they would no longer have a direct involvement with WHC’s business.

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for 6 months following a change in control of WHC, his options to purchase WHC Class A Common Stock would continue to vest until the next vesting date following the change in control, even if he resigns from the employ of WHC prior to such vesting date.

In the negotiations with those Named Executive Officers regarding their employment agreements, the Compensation Committee recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Compensation Committee approved those Named Executive Officers having, following a change in control, the rights described above. The Compensation Committee believes that the rights provided are likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committee sought to balance the rights given to those Named Executive Officers with certain requirements to provide transitional or consulting services in types and amounts likely to be viewed as reasonable by a potential acquiror.

If the benefits payable to Mr. Cameron, Mr. Mele, or Mr. Wygod in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), HLTH has agreed to make an additional payment to the executive so that the net amount of such payment (after taxes) that such individual receives is sufficient to pay the excise tax due.

Application in 2007.  No changes were made during 2007 to the provisions of the employment agreements with the Named Executive Officers relating to post-termination compensation. Consummation of the pending WHC Merger will not result in a “change in control” under the terms of any of the employment agreements between HLTH or WHC and their respective executive officers.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, HLTH’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by HLTH. However, cash bonuses for HLTH’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of HLTH’s executive officers for 2007 was appropriate under the circumstances and in the best interests of HLTH and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to HLTH to offset income for Federal income tax purposes. See Note 16 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2007; Outstanding Equity Awards at End of 2007; and Option Exercises and Stock Vested in 2007.

As permitted by the SEC rules relating to these tables, our tables reflect only the types of compensation that HLTH and WHC paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WHC and HLTH, see “Compensation Discussion and Analysis — Overview of Types of Compensation.” In addition, since no grants of stock options or restricted stock were made to the Named Executive Officers during 2007, we have omitted the table that would otherwise appear under the heading “Grants of Plan-Based Awards in 2007.”

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during 2007 and 2006, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers by HLTH and its subsidiaries (including WHC and its subsidiaries). Amounts reflecting equity grants by HLTH are noted with an “H” and amounts reflecting equity grants by WHC are noted with a “W.”

					(e)		(f)		(g)
(a)		(c)	(d)		Stock		Option		All Other		(h)
Name and	(b)	Salary	Bonus		Awards		Awards		Compensation		Total
Principal Position	Year	($)	($)(1)		($)(2)		($)(2)		($)		($)

Kevin M. Cameron Chief Executive Officer(3)	2007	660,000	520,000		1,478,740	H	2,227,811	H	17,627	(4)	5,038,119
							133,941	W

							2,361,752

	2006	660,000	3,530,000		714,830	H	1,682,494	H	17,552	(5)	6,843,998
							239,122	W

							1,921,616
Mark D. Funston Executive VP and Chief Financial Officer	2007	375,000	100,000		173,881	H	182,503	H	169,948	(6)	1,001,332

	2006	46,875	35,000		22,867	H	24,000	H	526	(7)	129,268
Wayne T. Gattinella Chief Executive Officer and President of WebMD Segment	2007	560,000	270,000	(8)	7,457	H	84,850	H	9,214	(9)	1,699,682
					229,931	W	538,230	W

					237,388		623,080

	2006	560,000	340,000		46,977	H	229,800	H	8,313	(10)	2,585,752
					439,809	W	960,853	W

					486,786		1,190,653
Charles A. Mele Executive VP, General Counsel and Secretary	2007	450,000	233,000		402,430	H	523,569	H	16,663	(11)	1,732,815
							107,153	W

							630,722

	2006	450,000	1,350,000		121,643	H	312,736	H	16,663	(11)	2,442,339
							191,297	W

							504,033
Martin J. Wygod Chairman of the Board(3)	2007	975,000	520,000		1,623,018	H	1,813,757	H	10,847	(12)	5,710,783
					229,931	W	538,230	W

					1,852,949		2,351,987

	2006	975,000	3,530,000		629,691	H	709,598	H	10,847	(12)	7,255,798
					439,809	W	960,853	W

					1,069,500		1,670,451

(1)	The amounts reported in Column (d) above for Messrs. Cameron, Mele and Wygod in 2006 reflect both regular annual bonuses for that year, as well as special bonuses that were made in recognition of the contributions of those Named Executive Officers to the completion of the EPS Sale and the EBS Sale and the related repositioning of our company. The amounts of the special bonuses, which were determined by the Compensation Committee of the HLTH Board in its discretion, were as follows: Mr. Cameron — $2,750,000; Mr. Mele — $1,000,000; and Mr. Wygod — $2,750,000. No special bonuses were granted for 2007.

(2)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by HLTH for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Common Stock (or the price of WHC Class A Common Stock in the case of WHC equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of HLTH Restricted Stock and WHC Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(3)	Mr. Cameron served as Chief Executive Officer of HLTH during all of 2007. In February 2008, he went on medical leave and Mr. Wygod began serving as HLTH’s Acting Chief Executive Officer, while also continuing as Chairman of the Board.

(4)	Consists of: (a) $3,375 in company matching contributions under the HLTH 401(k) Plan; (b) $1,712 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; and (d) an automobile allowance of $12,000.

(5)	Consists of: (a) $3,300 in company matching contributions under the HLTH 401(k) Plan; (b) $1,712 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; and (d) an automobile allowance of $12,000.

(6)	Consists of: (a) $3,338 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) $810 for company-paid group term life insurance; and (d) $88,545 for reimbursement of relocation costs plus $73,685 for reimbursement of amounts required to pay income taxes resulting from the payment for such relocation costs.

(7)	Consists of: (a) $433 in company matching contributions under the HLTH 401(k) Plan; and (b) $93 for company-paid group term life insurance.

(8)	Consists of: (a) an annual bonus of $135,000 for 2007; and (b) an SBP Award of $135,000 (see “— Additional Information” below)

(9)	Consists of: (a) $2,906 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

(10)	Consists of: (a) $3,085 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(11)	Consists of: (a) $3,421 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(12)	Consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

Additional Information.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in each of 2007 and 2006 and provides a dollar amount for total compensation. All amounts reported in the Summary Compensation Table for Mr. Gattinella reflect compensation from WHC, except for amounts reflecting grants of HLTH Restricted Stock and options to purchase HLTH Common Stock which he received prior to WHC’s initial public offering and which continue to vest in accordance with their terms. The amounts reported in the Summary Compensation Table for our other Named Executive Officer reflect compensation from HLTH, except for amounts reflecting grants of WHC Restricted Stock and options to purchase WHC Class A Common Stock. In the case of Mr. Funston, the Summary Compensation Table reflects compensation beginning in mid-November 2006, when he joined our company.

The Compensation Committee of the WHC Board approved the contribution, in March 2008, to a trust (which we refer to Supplemental Bonus Trust) of Supplemental Bonus Plan (SBP) Awards for WHC’s executive officers, including a $135,000 contribution for Mr. Gattinella. The amounts of the SPB Awards were determined by the Compensation Committee of the WHC Board, in its discretion. The Supplemental Bonus Trust will distribute the SPB Awards, together with actual net interest earned on the respective amounts, to those receiving SPB Awards as promptly as practicable following March 1, 2009 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the individual must continue to be employed by WHC on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations in connection with a reduction in force or a sale of a subsidiary).

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to HLTH entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2007 and the decisions made by the Compensation Committee relating to 2007 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers earned or were paid the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

Grants of Plan-Based Awards in 2007

During 2007, neither HLTH nor WHC granted any restricted stock, stock options or other equity incentive awards to any of the Named Executive Officers.

Outstanding Equity Awards at End of 2007

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of HLTH equity are indicated with “(H)” at the beginning of column (b) in the table and awards of WHC equity are indicated with “(W)” at the beginning of that column.

(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)
	Option Awards(1)						Stock Awards(2)

				Number of						Market
				Securities				Number of		Value of
	Number of Securities			Underlying				Shares of		Shares of
	Underlying Unexercised			Unexercised	Option			Stock That	Stock	Stock That
	Options			Options	Exercise	Option	Option	Have Not	Award	Have Not
	(#)			(#)	Price	Grant	Expiration	Vested	Grant	Vested
Name	Exercisable			Unexercisable	($)	Date	Date	(#)	Date	($)(3)

Kevin M. Cameron	(H	)	243,000	657,000 (4)	11.86	10/23/06	10/23/16	219,000 (4)	10/23/06	2,934,600
	(H	)	832,500	667,500 (5)	6.99	10/01/04	10/01/14	122,375 (5)	10/01/04	1,639,825
	(H	)	200,000	—	8.59	3/17/04	3/17/14	—	—	—
	(H	)	87,168	—	3.43	9/20/01	9/20/11	—	—	—
	(H	)	200,000	—	12.75	8/21/00	8/21/10	—	—	—
	(H	)	125,000	—	11.55	6/05/00	6/05/10	—	—	—
	(H	)	325,000	—	17.55	4/04/00	4/04/10	—	—	—
	(H	)	625,000	—	12.21	4/04/00	4/04/10	—	—	—
	(W	)	27,500	27,500 (6)	17.50	9/28/05	9/28/15	—	—	—
Mark D. Funston	(H	)	45,000	135,000 (6)	11.60	11/13/06	11/13/16	45,000 (6)	11/13/06	603,000
Wayne T. Gattinella	(H	)	250,000	—	8.59	3/17/04	3/17/14	—	—	—
	(H	)	239,881	—	4.81	8/20/01	8/20/11	—	—	—
	(W	)	110,000	110,000 (6)	17.50	9/28/05	9/28/15	27,500 (6)	9/28/05	1,129,425
Charles A. Mele	(H	)	81,000	219,000 (4)	11.86	10/23/06	10/23/16	73,000 (4)	10/23/06	978,200
	(H	)	250,000	—	8.59	3/17/04	3/17/14	—	—	—
	(H	)	110,000	—	3.43	9/20/01	9/20/11	—	—	—
	(H	)	200,000	—	12.75	8/21/00	8/21/10	—	—	—
	(H	)	625,000	—	11.55	6/05/00	6/05/10	—	—	—
	(H	)	97,500	—	34.23	10/04/99	10/04/09	—	—	—
	(H	)	187,500	—	18.20	10/04/99	10/04/09	—	—	—
	(H	)	208,000	—	13.85	6/15/99	6/15/09	—	—	—
	(H	)	212,500	—	14.75	1/07/98	1/07/08	—	—	—
	(W	)	22,000	22,000 (6)	17.50	9/28/05	9/28/15	—	—	—

(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)
	Option Awards(1)						Stock Awards(2)

				Number of						Market
				Securities				Number of		Value of
	Number of Securities			Underlying				Shares of		Shares of
	Underlying Unexercised			Unexercised	Option			Stock That	Stock	Stock That
	Options			Options	Exercise	Option	Option	Have Not	Award	Have Not
	(#)			(#)	Price	Grant	Expiration	Vested	Grant	Vested
Name	Exercisable			Unexercisable	($)	Date	Date	(#)	Date	($)(3)

Martin J. Wygod	(H	)	243,000	657,000 (4)	11.86	10/23/06	10/23/16	219,000 (4)	10/23/06	2,934,600
	(H	)	25,000	450,000 (6)	8.77	1/27/06	1/27/16	100,000 (7)	1/27/06	1,340,000
	(H	)	3,000,000	—	12.75	8/21/00	8/21/10	—	—	—
	(H	)	585,000	—	13.85	6/15/99	6/15/09	—	—	—
	(H	)	25,000	—	22.90	7/01/98	7/01/13	—	—	—
	(H	)	25,000	—	15.50	7/01/97	7/01/12	—	—	—
	(H	)	25,000	—	14.80	7/01/96	7/01/11	—	—	—
	(H	)	25,000	—	10.00	7/03/95	7/03/10	—	—	—
	(W	)	110,000	110,000 (6)	17.50	9/28/05	9/28/15	27,500 (6)	9/28/05	1,129,425

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan, our 1996 Stock Plan, WHC’s 2005 Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated by HLTH for cause, options (including the vested portion) are generally forfeited. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	The stock awards held by some of our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of HLTH or WHC, as the case may be, and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by (A) $13.40, the closing market price of our Common Stock on December 31, 2007, the last trading day of 2007 for HLTH Restricted Stock, or (B) $41.07, the closing market price of WHC Class A Common Stock on that date, for WHC Restricted Stock.

(4)	Vesting schedule is: 27% of the grant on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(5)	Vesting schedule is: 17% of the grant on first anniversary of the date of the grant, 18.5% on second anniversary, 20% on third anniversary; 21.5% on the fourth anniversary; and 23% on the fifth anniversary.

(6)	Vesting schedule is: 25% of the grant on each of first, second, third and fourth anniversaries of the date of the grant.

(7)	Vesting schedule is: 1/3 of the grant on each of the first, second and third anniversaries of the date of grant.

Option Exercises and Stock Vested in 2007

No options to purchase WHC Class A Common Stock were exercised during 2007 by our Named Executive Officers. The following table presents information regarding the exercise of options to purchase HLTH Common Stock by our Named Executive Officers during 2007, and regarding the vesting during 2007 of WHC Restricted Stock and HLTH Restricted Stock previously granted to our Named Executive Officers.

Amounts with respect to HLTH equity are noted with an “H” and amounts with respect to WHC equity are noted with a “W.”

	Option Awards			Stock Awards
	Number of			Number of
	Shares			Shares
	Acquired	Value Realized		Acquired		Value Realized
	on Exercise	on Exercise		on Vesting		on Vesting
Name	(#)	($)(1)		(#)		($)(2)
(a)	(b)	(c)		(d)		(e)

Kevin M. Cameron	—	—		146,000	H	2,076,360	H
Mark D. Funston	—	—		15,000	H	216,600	H
Wayne T. Gattinella	—	—		12,500	H	179,375	H
				13,750	W	716,375	W

						895,750
Charles A. Mele	—	—		39,500	H	557,645	H
Martin J. Wygod	125,000H	623,750H	(3)	131,000	H	1,802,810	H
				13,750	W	716,375	W

						2,519,185

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of HLTH Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of HLTH Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of HLTH Common Stock or WHC Class A Common Stock on the vesting date.

(3)	The 125,000 shares acquired on exercise have not been sold by Mr. Wygod. The amount reported in column (c) was calculated as described in footnote 1 above, based on the closing price of HLTH Common Stock on the date of exercise.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide tables containing estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For a general discussion of matters relating to compensation that may become payable by HLTH after termination of employment or a change in control, see “Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2007, that the price per share of HLTH Common Stock is $13.40 (the closing price per share on December 31, 2007, the last trading day in 2007); and that the price per share of WHC Class A Common Stock is $41.07 (the closing price per share on December 31, 2007). We have also treated the right to continue to vest in options as accelerated to December 31, 2007 for purposes of this disclosure only.

If the benefits payable to Mr. Cameron, Mr. Mele, or Mr. Wygod in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), HLTH has agreed to make an additional payment to the executive so that the net amount of such payment (after taxes) that such individual receives is sufficient to pay the excise tax due. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2007: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. We have also assumed that they have no accrued and unused vacation at December 31, 2007.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that HLTH’s and WHC’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Cameron, Mele and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period and Messrs. Funston and Gattinella are eligible to receive payment for their COBRA premiums for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to HLTH of these benefits per employee and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Kevin M. Cameron, Chief Executive Officer

										Termination of
										Employment
			Voluntary							without
			Termination in							‘‘Cause” or for
			Connection					Involuntary		‘‘Good Reason”
	Voluntary		with a	Other		Permanent	Involuntary	Termination		Following a
	Termination for		‘‘Change in	Voluntary		Disability or	Termination	without		‘‘Change in
Executive Benefits and Payments	‘‘Good Reason”		Control”(1)	Termination		Death	for ‘‘Cause”	‘‘Cause”		Control”

Cash Severance	2,760,000	(2)	4,320,000	780,000	(3)	2,760,000	-0-	2,760,000	(2)	4,320,000
Stock Options	5,060,000		5,939,000	-0-		5,939,000	-0-	5,060,000		5,939,000
Restricted Stock	2,966,000		4,574,000	-0-		4,574,000	-0-	2,966,000		4,574,000
Health and Welfare Benefits Continuation	38,000		38,000	-0-		38,000	-0-	38,000		38,000
280G Tax Gross-Up(4)	-0-		4,264,000	-0-		-0-	-0-	-0-		4,264,000
Other	-0-		-0-	-0-		-0-	-0-	-0-		-0-
TOTAL	10,824,000		19,135,000	780,000		13,311,000	-0-	10,824,000		19,135,000

(1)	Mr. Cameron may resign from his employment upon 30 days notice after 11 months following a Change in Control of HLTH and receive the benefits as if he was terminated without Cause or for Good Reason following a Change in Control (3 years of salary and bonus, plus the bonus for the year of termination). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2007 and assume that the requirement for the transition period has been met.

(2)	Represents 3 years of salary and an annual bonus for 2007. We have assumed, solely for purposes of preparing this table, that the amount of such annual bonus is $780,000 (based on what was actually paid for 2006, the year prior to the year of the assumed termination).

(3)	Mr. Cameron is entitled to receive his bonus (if any) so long as he remains employed through December 31 of the applicable year. Solely for purposes of preparing this table, we have assumed that the amount of such bonus is $780,000 the actual amount of the annual bonus paid to him for 2006 (the year prior to the year of the assumed termination).

(4)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2007 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2007 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Mark D. Funston, Executive VP and Chief Financial Officer

							Termination of
		Voluntary					Employment
		Termination in					without
	Voluntary	Connection				Involuntary	‘‘Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
	for ‘‘Good	‘‘Change in	Voluntary	Disability or	Termination	without	‘‘Change in
Executive Benefits and Payments	Reason”	Control”	Termination	Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(1)	-0-	-0-	-0-	375,000	-0-	375,000	750,000
Stock Options	-0-	-0-	-0-	243,000	-0-	81,000	81,000
Restricted Stock	-0-	-0-	-0-	603,000	-0-	201,000	201,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	10,000	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	-0-	-0-	-0-	1,231,000	-0-	667,000	1,042,000

(1)	$375,000 represents one year of salary; $750,000 represents two years of salary.

Wayne T. Gattinella, Chief Executive Officer and President of WebMD Segment

							Termination of
							Employment
							without
		Voluntary					‘‘Cause” or
		Termination in					for ‘‘Good
		Connection				Involuntary	Reason”
	Voluntary	with a	Other	Permanent	Involuntary	Termination	Following a
	Termination for	‘‘Change in	Voluntary	Disability or	Termination	without	‘‘Change in
Executive Benefits and Payments	‘‘Good Reason”	Control”(1)	Termination	Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(2)	900,000	-0-	-0-	-0-	-0-	900,000	900,000
Stock Options	1,296,000	1,296,000	-0-	2,593,000	-0-	1,296,000	1,296,000
Restricted Stock	-0-	-0-	-0-	1,129,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,206,000	1,296,000	-0-	3,722,000	-0-	2,206,000	2,206,000

(1)	In the event of a Change in Control of WHC, the unvested portion of the options granted to Mr. Gattinella at the time of WHC’s initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. For purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2007 and assume that requirement for the 6 month transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2007. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $340,000, the amount of Mr. Gattinella’s bonus for 2006 (the year prior to the year of the assumed termination).

Charles A. Mele, Executive VP, General Counsel and Secretary

									Termination of
									Employment
									without
			Voluntary						‘‘Cause” or
			Termination in						for ‘‘Good
	Voluntary		Connection				Involuntary		Reason”
	Termination		with a	Other	Permanent	Involuntary	Termination		Following a
	for ‘‘Good		‘‘Change in	Voluntary	Disability or	Termination	without		‘‘Change in
Executive Benefits and Payments	Reason”		Control”(1)	Termination	Death	for ‘‘Cause”	‘‘Cause”		Control”

Cash Severance	2,750,000	(2)	2,817,000	-0-	2,750,000	-0-	2,750,000	(2)	2,817,000
Stock Options	412,000		856,000	-0-	856,000	-0-	412,000		856,000
Restricted Stock	442,000		978,000	-0-	978,000	-0-	442,000		978,000
Health and Welfare Benefits Continuation	38,000		38,000	-0-	38,000	-0-	38,000		38,000
280G Tax Gross-Up(3)	-0-		-0-	-0-	-0-	-0-	-0-		-0-
Other	-0-		-0-	-0-	-0-	-0-	-0-		-0-
TOTAL	3,642,000		4,689,000	-0-	4,622,000	-0-	3,642,000		4,689,000

(1)	Mr. Mele may resign from his employment after 6 months following a Change in Control of HLTH and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control (salary and bonus through February 1, 2011). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2007 and assume that the 6 month transition period requirement has been met.

(2)	Represents 3 years of salary and 3 years of annual bonuses, plus an annual bonus for 2007. We have assumed, solely for purposes of preparing this table, that the amount of such annual bonus is $350,000 (based on what was actually paid for 2006, the year prior to the year of the assumed termination).

(3)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2007 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2007 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Martin J. Wygod, Chairman of the Board

							Termination of
							Employment
							without
		Voluntary					‘‘Cause” or
		Termination in					for ‘‘Good
	Voluntary	Connection				Involuntary	Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
	for ‘‘Good	‘‘Change in	Voluntary	Disability or	Termination	without	‘‘Change in
Executive Benefits and Payments	Reason”	Control”	Termination	Death	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(1)	2,527,000	2,527,000	-0-	2,527,000	-0-	2,527,000	2,527,000
Stock Options	5,688,000	5,688,000	-0-	5,688,000	-0-	5,688,000	5,688,000
Restricted Stock	5,404,000	5,404,000	-0-	5,404,000	-0-	5,404,000	5,404,000
Health and Welfare Benefits Continuation	32,000	32,000	-0-	32,000	-0-	32,000	32,000
280G Tax Gross-Up(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	13,651,000	13,651,000	-0-	13,651,000	-0-	13,651,000	13,651,000

(1)	Represents salary through August 3, 2010. Mr. Wygod is required to provide consulting services during the period he is receiving severance payments. Please see the description of his employment agreement contained below.

(2)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the severance benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod and the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to HLTH entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2007, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Kevin M. Cameron

We are party to an employment agreement with Kevin M. Cameron entered into in September 2004, at the time he was elected by the Board to be our Chief Executive Officer, and amended on February 1, 2006. The following is a description of Mr. Cameron’s employment agreement, as amended:

•	The agreement provides for an employment period through September 23, 2009.

•	The agreement provides for an annual base salary of $660,000 and an annual bonus of up to 100% of base salary. For the fiscal year ended December 31, 2007, Mr. Cameron received an annual bonus of $520,000, an amount that was determined by the Compensation Committee in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. The agreement provides that, for subsequent years, the amount of the annual bonus will be based upon performance goals to be approved by the Compensation Committee with respect to each such year. For information regarding Mr. Cameron’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Cameron’s employment by us without “Cause” or by Mr. Cameron for “Good Reason,” prior to a “Change in Control” (as those terms are described below), he would be entitled to:

(a)	continue to receive his base salary at the rate in effect at the time of termination for a period of time equal to the length of his employment after the effective date of the agreement, rounded down to the nearest six months, but not longer than three years; and

(b)	continue to participate in our benefit plans (or comparable plans) for the duration of the severance period.

In addition: (i) all options to purchase HLTH Common Stock and all HLTH Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Cameron remained employed by HLTH through the three year period that his salary is continued; and (ii) the portion of the options to purchase WHC Class A Common Stock granted to Mr. Cameron by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus an additional period of 2 1/2 months or, if longer, through the remainder of the calendar year during which the termination occurred, but not beyond the expiration of the original 10 year term (we refer to this period of extension, which is the period permitted by Section 409A of the Internal Revenue Code, as the “Permitted 409A Extension Period”). In addition, pursuant to the applicable award agreement, the option to purchase HLTH Common Stock granted to Mr. Cameron on October 23, 2006 would remain outstanding and continue to vest until the next vesting date, and the next vesting of the HLTH Restricted Stock grant made on the same date would accelerate to the date of termination.

•	For purposes of the employment agreement: (a) “Cause” includes (i) any willful misconduct relating, directly or indirectly, to HLTH or any of its affiliates, that remains uncured, if susceptible to cure, after 30 days following written notice from HLTH detailing such misconduct; (ii) any breach of any material provision contained in the employment agreement or any material policy, which breach remains uncured, if susceptible to cure, after 30 days following written notice from HLTH detailing such breach, or (iii) conviction of a felony or crime involving moral turpitude; and (b) “Good Reason” includes any of the following which remains uncured 30 days after written notice is provided to HLTH: (i) HLTH’s material breach of the employment agreement, (ii) a material demotion of his position, and (iii) required relocation from his present residence or a requirement that he commute, on a regular basis, to HLTH’s headquarters and such headquarters is outside of the New York City metropolitan area.

•	For purposes of the employment agreement:

(a)	a “Change in Control” of HLTH includes (i) a change in the majority of the Board of Directors of HLTH without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of HLTH and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which HLTH’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power, and (iv) consummation of a sale of all or substantially all of HLTH’s assets; and

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

provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WHC are distributed to HLTH’s stockholders will constitute a Change in Control of WHC or HLTH.

•	Mr. Cameron may terminate his employment upon 30 days’ notice after 11 months following a Change in Control of HLTH and, if this occurs:

(a)	Mr. Cameron would be entitled to continue to receive his base salary at his then current rate for three years following the termination of his employment;

(b)	Mr. Cameron would be entitled to annual bonus payments for the period of salary continuance in an amount equal to the amount of his bonus for the year prior to the termination or, if higher, the bonus paid for the year immediately prior to the Change in Control;

(c)	his participation in our benefit plans (or comparable plans) would continue for the duration of the salary continuation period;

(d)	all options to purchase HLTH Common Stock and HLTH Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 that have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements;

(e)	any remaining unvested portion of the option to purchase WHC Class A Common Stock would be vested as of the date of termination and all such options would remain exercisable through the 90 day post-termination exercise period plus the Section 409A Extension Period; and

(f)	pursuant to the applicable award agreement, Mr. Cameron would vest in the remaining unvested portion of the grants to him made on October 23, 2006.

In addition, Mr. Cameron would be entitled to these benefits if his employment is terminated without Cause following a Change in Control.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of HLTH, the options granted to Mr. Cameron by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Cameron’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Cameron’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to three years of salary continuation, three years of benefits continuation and three years of vesting of the equity granted on or prior to October 1, 2004 and three years of continued exercisability of options to purchase HLTH Common Stock. In accordance with the WHC 2005 Plan, the options to purchase WHC Class A Common Stock would vest on the date of termination as a result of death or disability and remain outstanding for one year.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Cameron’s employment. The severance payments and other post-employment benefits due to Mr. Cameron under the employment agreement are subject to Mr. Cameron’s continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Cameron incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Cameron will not be deductible by HLTH for federal income tax purposes.

•	The employment agreement is governed by the laws of New Jersey.

Mark D. Funston

We are party to an employment agreement with Mark Funston entered into on November 9, 2006, at the time he was initially hired to be our Chief Financial Officer. Since August 2007, Mr. Funston has also been serving as WHC’s Chief Financial Officer. The following is a description of Mr. Funston’s employment agreement:

•	The agreement provides for an employment period for five years from November 13, 2006.

•	Under the agreement, Mr. Funston’s annual base salary is $375,000 and Mr. Funston is eligible to receive an annual bonus of up to 50% of his annual base salary. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2007, Mr. Funston received a bonus of $100,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. For information regarding Mr. Funston’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Funston’s employment by us without “cause” (as described below), he would be entitled to: (i) continuation of his base salary, as severance, for one year for each year of completed service with a minimum of one year and a maximum of three years (provided that if the termination occurs following a Change in Control (as defined in the 2000 Plan), the minimum severance pay period will be two years); (ii) payment of COBRA premiums as if he were an active employee with similar coverage during the period he is receiving severance (up to 18 months); (iii) the restricted stock described above will vest and the restrictions thereon will lapse on the date of termination for that portion of the award that would have vested on the next vesting date following the termination of employment or, if such termination occurs after the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested); and (iv) the option described above will continue to vest and remain outstanding through the next vesting date following the termination of employment (or, if such termination occurs following the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested). If his employment is terminated as a result of his becoming disabled or his death, he (or his estate) will be entitled to the payments and benefits as if his employment had been terminated by HLTH without cause.

•	If Mr. Funston’s employment is terminated by us for “cause” or by him, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the restricted stock or the stock options following the date of termination.

•	For purposes of Mr. Funston’s employment agreement, “cause” generally includes: (i) his bad faith in connection with the performance of his duties or his willful failure to follow the lawful instructions of the Chief Executive Officer, the Board or the Audit Committee, following written notice and a 20 day period of time to remedy such failure; (ii) his engaging in any willful misconduct that is, or is reasonably likely to be, injurious to HLTH (or any of its affiliates) or which could reasonably be expected to reflect negatively upon HLTH or otherwise impair or impede its operations; (iii) his material breach of a policy of HLTH, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; (iv) his material breach of the employment agreement, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; or (v) his commission of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased for any reason. The severance payments and other post-employment benefits due to Mr. Funston under the employment agreement are subject to Mr. Funston’s continued compliance with these covenants.

•	The employment agreement is governed by the laws of the State of New Jersey.

Wayne T. Gattinella

A subsidiary of WHC is party to an employment agreement, dated as of April 28, 2005, with Wayne Gattinella, who serves as CEO and President of our WebMD segment and of WHC. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2007, Mr. Gattinella received an annual bonus of $135,000, determined by WHC’s Compensation Committee in its discretion (and ratified by HLTH’s Compensation Committee). In addition, WHC’s Compensation Committee approved an SBP Award of $135,000 with respect to Mr. Gattinella. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above. With respect to subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WHC’s attainment of corporate financial and strategic goals to be established by WHC’s Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by WHC’s Compensation Committee. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WHC without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. Amounts with respect to Mr. Gattinella’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, in the event that a termination of Mr. Gattinella’s employment by WHC without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WHC Class A Common Stock made in connection with WHC’s initial public offering, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WHC (as that term is described below), the unvested portion of the options to purchase WHC Class A Common Stock would continue to vest until the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WHC, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WHC’s assets, or (iii) there is a complete liquidation or dissolution of WHC.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WHC, (iii) a material breach of WHC’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WHC.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

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

Charles A. Mele

We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary, which was amended and restated as of February 1, 2006. The following is a description of Mr. Mele’s employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to HLTH and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The agreement provides for an employment period through February 1, 2011.

•	Mr. Mele receives an annual base salary of $450,000. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2007, Mr. Mele received an annual bonus of

$233,000, determined by the Compensation Committee in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. For information regarding Mr. Mele’s equity compensation, see the “Executive Compensation Tables” above.

•	If Mr. Mele’s employment is terminated due to his death or disability, by us without “Cause” or by Mr. Mele for “Good Reason” (as those terms are described below), he would be entitled to: (a) continuation of his base salary, at the rate then in effect, for three years; (b) an amount for each of the three years equal to the greater of the average annual bonus he received in the three years prior to termination or the amount of the bonus he received in the last of those years; and (c) continued participation in our benefit plans (or comparable plans) for three years; provided, however, that if the termination is for Good Reason or without Cause following a Change in Control of HLTH, the payments in (a) and (b) above will continue for the remainder of the term of the agreement, if longer. If such termination occurs after the end of a fiscal year but before payment of the bonus for that year, he would also be entitled to receive the bonus, if any, earned for that fiscal year. In addition:

–	all options to purchase HLTH Common Stock and HLTH Restricted Stock granted to Mr. Mele by HLTH prior to the date of the agreement that have not vested prior to the date of termination would be vested as of the date of termination and the options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, except that the options granted to Mr. Mele on March 17, 2004 would remain exercisable only for 90 days plus the Permitted 409A Extension Period;

–	the portion of the options to purchase WHC Class A Common Stock granted to Mr. Mele by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus the Permitted 409A Extension Period; provided, however, that, if termination is for Good Reason or without Cause following a Change in Control of HLTH, all of the options that have not vested prior to the date of termination would be vested as of the date of termination; and

–	pursuant to the applicable award agreement, the option to purchase HLTH Common Stock granted to Mr. Mele on October 23, 2006 would remain outstanding and continue to vest until the next vesting date and the next vesting of the HLTH Restricted Stock grant made on the same date would accelerate to the date of termination (provided, however, that if his employment is terminated without Cause or Good Reason following a Change in Control, then such awards are deemed fully vested on the date of termination).

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of HLTH, the options granted to Mr. Mele by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Mele’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options or restricted stock following the date of termination.

•	For purposes of Mr. Mele’s employment agreement: (a) “Cause” includes (i) a material breach of the employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in title or responsibilities, (ii) a requirement that Mr. Mele report to anyone other than the Chief Executive Officer of HLTH, (iii) a reduction in base salary or material fringe benefits, (iv) a material breach of the employment agreement, (v) a requirement that Mr. Mele relocate to a location that is more than 25 miles from his current residence, or (vi) a Change in Control of HLTH occurs and he remains in the employ of HLTH for six months after the Change in Control.

•	Mr. Mele is subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that survive for two years or, if applicable, for the three year period in which severance is payable under the agreement. The severance payments and other post-employment benefits due to Mr. Mele under the employment agreement are subject to Mr. Mele’s continued compliance with these covenants.

•	There is a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Mele will not be deductible by HLTH for federal income tax purposes.

Martin J. Wygod

On August 3, 2005, we amended and restated our original employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006. Under the amended agreement, Mr. Wygod serves as our Chairman of the Board, and also serves as the Chairman of the Board of WHC. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. He is also currently serving as Acting Chief Executive Officer of HLTH. The following is a description of Mr. Wygod’s amended employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to HLTH and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million until the completion of WHC’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2007, Mr. Wygod received an annual bonus of $520,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Wygod’s employment by us without “Cause” or by Mr. Wygod for “Good Reason” (as those terms are described below), Mr. Wygod would become a consultant for us and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WHC) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a Change in Control of HLTH or of WHC, would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). The amount of past bonuses would not be included in the calculation of the amount of Mr. Wygod’s severance payments. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event there is a Change in Control of HLTH, all outstanding options and other forms of equity compensation (including equity compensation granted by WHC) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control of HLTH is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WHC, any portion of Mr. Wygod’s equity that relates to WHC will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WHC is terminated for any reason other than Cause, such equity will remain outstanding until the expiration of its original term.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on our Board or Executive Committee of our Board, or (iv) the occurrence of a Change in Control of HLTH.

•	In the event Mr. Wygod terminates his engagement with WHC for “Good Reason” (as described in the following sentence), any portion of equity that relates to WHC will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WHC by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WHC.

•	In the event that Mr. Wygod’s employment with HLTH is terminated for any reason, but he remains Chairman of the Board of WHC, WHC will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased. The consulting fees and other post-employment payments and benefits due to Mr. Wygod under the employment agreement are subject to Mr. Wygod’s continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of HLTH who serve on our Board of Directors do not receive additional compensation for Board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 15, 2008 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Common Stock, by each of our directors, by each of our Named Executive Officers, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o HLTH Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR Corp.(3)	14,821,042		—	14,821,042	8.1%
82 Devonshire Street Boston, MA 02109
Ziff Asset Management, L.P.(4)	13,409,998		—	13,409,998	7.3%
283 Greenwich Avenue Greenwich, CT 06830
Baron Capital Group, Inc.(5)	13,208,187		—	13,208,187	7.2%
283 Greenwich Avenue Greenwich, CT 06830
Kensico Capital Management Corp.(6)	12,054,389		—	12,054,389	6.6%
55 Railroad Avenue, 2nd Floor Greenwich, CT 06830
Mark J. Adler, M.D.	10,600	(7)	212,249	222,849	*
Paul A. Brooke	371,667	(8)	186,249	557,916	*
Kevin M. Cameron	625,156	(9)	2,637,668	3,262,824	1.8%
Neil F. Dimick	—		34,165	34,165	*
Mark Funston	60,000	(10)	45,000	105,000	*
Wayne T. Gattinella	20,218		489,881	510,099	*
James V. Manning	568,515	(11)	224,249	792,764	*
Charles A. Mele	278,446	(12)	1,759,000	2,037,446	1.1%
Herman Sarkowsky	495,996		386,249	882,245	*
Joseph E. Smith	29,250		142,249	171,499	*
Martin J. Wygod	7,587,649	(13)	4,103,000	11,690,649	6.2%
All executive officers and directors as a group (13 persons)	9,924,811		10,718,709	20,643,520	10.6%

*	Less than 1%.

(1)	The amounts set forth in this column include 156, 1,855 and 236 shares of HLTH Common Stock held in the respective accounts of each of Messrs. Cameron, Mele and Wygod in the HLTH 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 2,247 401(k) Plan Shares, all of which are vested in accordance with the terms of the HLTH 401(k) Plan.

Messrs. Cameron, Funston, Mele and Wygod are beneficial owners of shares of HLTH Restricted Stock in the respective amounts stated in the footnotes below. Holders of HLTH Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of HLTH Restricted Stock. For information regarding the vesting schedules of the HLTH Restricted Stock, see “Executive Compensation — Executive Compensation Tables — Outstanding Equity Awards at End of 2007” in Item 11 above.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of HLTH Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2008. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 15, 2008 (which was 183,447,512, including unvested shares of HLTH Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of February 29, 2008 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of February 29, 2008, sole power to dispose of or to direct the disposition of 14,821,042 shares of HLTH Common Stock. Sole power to vote the other shares of HLTH Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares.

(4)	The information shown is as of December 31, 2007 and is based upon information disclosed by Ziff Asset Management, L.P., PBK Holdings, Inc., Philip B. Korsant and ZBI Equities, L.L.C. in a Schedule 13G filed with the SEC. Such persons reported that they had, as of December 31, 2007, shared power to dispose of or to direct the disposition of 13,409,998 shares of HLTH Common Stock and sole power to vote or to direct the vote of 13,409,998 shares of HLTH Common Stock, except that Ziff Asset Management, L.P. had shared voting power and shared dispositive power with respect to only 12,278,030 of those shares.

(5)	The information shown is as of December 31, 2007 and is based upon information disclosed by Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management and Ronald Baron in a Schedule 13G filed with the SEC. Such persons reported that they had, as of December 31, 2007, sole power to dispose or direct the disposition of 150,000 shares of HLTH Common Stock, shared power to dispose or direct the disposition of 13,058,187 shares of HLTH Common Stock, sole power to vote or to direct the vote of 150,000 shares of HLTH Common Stock and shared power to vote or to direct the vote of 11,556,876 shares of HLTH Common Stock, except that Baron Capital Management, Inc. had shared voting power with respect to only 475,800 of those shares and shared dispositive power with respect to only 491,100 of those shares and BAMCO, Inc. did not have sole voting or dispositive power with respect to any of those shares and had shared voting power with respect to only 11,081,076 of those shares and shared dispositive power with respect to only 12,567,087 of those shares.

(6)	The information shown is as of December 31, 2007 and is based upon information disclosed by Kensico Capital Management Corp., Michael Lowenstein and Thomas J. Coleman in a Schedule 13G filed with the SEC. Such persons reported that they had, as of December 31, 2007, sole power to dispose of or to direct the disposition of 12,054,389 shares of HLTH Common Stock and sole power to vote or to direct the vote of 12,054,389 shares of HLTH Common Stock.

(7)	Represents 10,000 shares held by Dr. Adler and 600 shares held by Dr. Adler’s son.

(8)	Represents 170,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(9)	Represents 283,625 shares held by Mr. Cameron, 156 401(k) Plan Shares and 341,375 unvested shares of HLTH Restricted Stock.

(10)	Represents 15,000 shares held by Mr. Funston and 45,000 unvested shares of HLTH Restricted Stock.

(11)	Represents 503,018 shares held by Mr. Manning (including 12,500 through an IRA), 3,000 shares held by Mr. Manning’s wife through an IRA, and 62,497 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(12)	Represents 88,591 shares held by Mr. Mele, 1,855 401(k) Plan Shares, 73,000 unvested shares of HLTH Restricted Stock and 115,000 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Mele and Wygod are trustees and share voting and dispositive power.

(13)	Represents 6,924,584 shares held by Mr. Wygod, 236 401(k) Plan Shares, 319,000 shares of unvested HLTH Restricted Stock, 5,000 shares held by Mr. Wygod’s spouse through an IRA, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 62,497 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 115,000 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2007, about our equity compensation plans.

			(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category(1)	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	23,451,328	$12.50	13,036,152	(2)
Equity compensation plans not approved by security holders(3)	4,348,410	$8.78	765,276	(4)

Total	27,799,738	$11.92	13,801,428	(2)(4)

(1)	This table does not include outstanding options to acquire 21,934,677 shares of HLTH Common Stock at a weighted-average exercise price of $16.90 per share that were assumed by HLTH in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 13 to the Consolidated Financial Statements in this Annual Report. In addition, this table does not include equity plans of WHC providing for options to purchase shares of WHC Class A Common Stock and shares of WHC Restricted Stock. For information regarding those equity compensation plans, see Note 13 to the Consolidated Financial Statements in this Annual Report.

(2)	Includes shares of Common Stock reserved for issuance under our 1998 Employee Stock Purchase Plan (ESPP). For additional information regarding the ESPP, see Note 13 to the Consolidated Financial Statements in this Annual Report. The last purchase under the ESPP will occur on April 30, 2008, following which the ESPP will terminate.

(3)	The plans included in this category did not require approval of our stockholders under applicable law and Nasdaq rules at the time such plans were adopted. In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 2,440,838 shares of HLTH Common Stock at a weighted-average exercise price of $9.52 per share. None of these warrants are held by HLTH employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. The warrants were issued in a variety of transactions, including transactions with strategic partners, suppliers and service providers. For additional information regarding these warrants, see Note 15 to the Consolidated Financial Statements in this Annual Report. See “Description of Plans Not Approved by Stockholders” for descriptions of the other “equity compensation plans” in this category.

(4)	Includes 557,958 shares of HLTH Common Stock available for grant of restricted stock awards under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

2001 Stock Plan.  The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our Common Stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2007, options to purchase 207,318 shares of our Common Stock were available for grant under the 2001 Stock Plan. The maximum number of shares of our Common Stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of HLTH Common Stock held by the optionee for a period of at least six months or through a cashless exercise arrangement. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of HLTH. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to the Chief Executive Officer of HLTH the authority to grant options (up to certain per employee limits) and determine the terms and conditions of such grants in accordance with the terms of the Plan.

2002 Restricted Stock Plan.  The 2002 Restricted Stock Plan authorizes the granting of awards of shares of HLTH Common Stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2007, 557,958 shares of restricted Common Stock were available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under this Plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of this Plan (up to certain per employee limits) has been delegated to the Chief Executive Officer of HLTH.

Envoy Stock Plan.  In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorized the granting of awards of non-qualified stock options to purchase shares of our Common Stock and grants of shares of Common Stock. As a result of the sale of Emdeon Business Services in September 2006, no further grants will be made under this Plan. The other terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Option Agreement with Wayne Gattinella.  The option agreement, entered into on August 20, 2001, provides for a nonqualified stock option to purchase 600,000 shares of Common Stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of HLTH Common Stock on the date of grant. No further shares of our Common Stock are available for grant under this option agreement. The option, which has vested with respect to all 600,000 shares and has been exercised with respect to 360,119 shares, expires on August 20, 2011. For additional information, see “Executive Compensation — Employment Agreements with Named Executive Officers — Wayne T. Gattinella” above.

ViPS Stock Plan.  The 2004 Nonqualified Stock Option Plan for Employees of ViPS, Inc., which we refer to as the ViPS Stock Plan, was adopted on July 28, 2004 in connection with our acquisition of ViPS. Grants under the plan were limited to ViPS employees who were not executive officers of HLTH. At the time of the closing of the acquisition of ViPS, options to purchase 989,000 shares of HLTH Common Stock were granted under the ViPS Stock Plan to ViPS employees. No further grants will be made under this Plan. The options have an exercise price of $7.27 (the fair market value of HLTH Common Stock on the closing date of the acquisition) and vest 25% per year subject to the holder’s continued employment on the applicable dates. The other terms of the ViPS Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors has delegated to the Governance & Compliance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Governance & Compliance Committee has determined that Dr. Adler, and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith (all six of our non-employee directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. The other two directors, Messrs. Cameron and Wygod, as officers of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered that (1) he had previously served as an executive officer of a predecessor of HLTH, more than nine years ago and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Sarkowsky qualified as “independent,” the Governance & Compliance Committee considered the fact that he and Mr. Wygod have jointly owned race horses. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with WHC

This section describes the material provisions of agreements between WHC (or one of its subsidiaries) and HLTH (or one of its subsidiaries other than WHC and its subsidiaries). The Consolidated Financial Statements of HLTH include the accounts of HLTH and all of its majority owned subsidiaries. Accordingly, transactions between HLTH and WHC are eliminated in consolidation. For additional information regarding the financial terms of certain of these agreements and charges from WHC to HLTH and from HLTH to WHC under certain of these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with HLTH” in Item 7 of WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the WHC Annual Report) and Note 5 to the Consolidated Financial Statements included in the WHC Annual Report.

Merger Agreement

For information regarding the Merger Agreement entered into between HLTH and WHC, see “Business — Introduction — Recent Developments — WHC Merger” in Item 1 of this Annual Report, which is incorporated by reference in this Item 13. If the WHC Merger is completed, WebMD and HLTH would become one company and the other agreements between them described in this section would no longer be in effect.

Services Agreement

We have entered into a Services Agreement with WHC pursuant to which we charge WHC for specified services provided by HLTH. Under the Services Agreement, HLTH receives an amount that reasonably approximates its cost of providing services to WHC. The services that HLTH provides to WHC include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, WHC reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to WHC for a term of up to 5 years following WHC’s initial public offering. However, WHC is not required, under the Services Agreement, to continue to obtain services from HLTH. In the event WHC wishes to receive those services from a third party or provide them internally, WHC has the option to terminate services, in whole or in part, at any time it chooses to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of HLTH relating to the termination. HLTH has the option to terminate the services that it provides to WHC, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to WHC. WHC paid HLTH approximately $3,340,000 for services under the Services Agreement in 2007.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with WHC, which requires WHC to use its reasonable best efforts, upon our request, to register under the applicable federal and state securities laws any of the shares of WHC’s equity securities owned by HLTH for sale in accordance with our intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. HLTH has the right to include the shares of WHC’s equity securities it beneficially owns in other registrations of these equity securities WHC initiates. WHC is required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by HLTH and its assignees. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with WHC that governs the respective rights, responsibilities, and obligations of HLTH and WHC with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require HLTH or WHC to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of WHC’s or HLTH’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, HLTH has agreed to compensate WHC for any use of WHC’s net operating losses that may result from certain extraordinary transactions. Specifically, the Tax Sharing Agreement provides that, if HLTH or any corporation that is controlled, directly or indirectly, by HLTH, other than WHC or its subsidiaries, has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), HLTH will make a payment to WHC and its subsidiaries (collectively, the “WHC Subgroup”) equal to 35% of the amount of the WHC Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. Under the Tax Sharing Agreement, HLTH reimbursed WHC approximately $150 million with respect to the EPS Sale and the 2006 EBS Sale. On February 11, 2008, HLTH announced the 2008 EBS Sale, pursuant to which it sold its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds management by Hellman & Friedman LLC. The sale price was $575 million in cash. HLTH expects to recognize a taxable gain on this transaction and expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability resulting from this transaction. The amount of the utilization of the NOL carryforward and of the related reimbursement to WHC are dependent on numerous factors and cannot be determined at this time. Notwithstanding the foregoing, under the Merger Agreement, HLTH and WHC have agreed that, if the HLTH Merger is consummated, none of the income or gain attributable to the 2008 EBS Sale or the divestiture of ViPS or Porex shall be treated as “Extraordinary Gain” and, accordingly, no reimbursement shall be required.

WHC has agreed in the Tax Sharing Agreement that it will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a split-off or spin-off on a tax-free basis. WHC has also agreed that, in the event that HLTH decides to undertake a split-off or spin-off of WHC’s capital stock to HLTH’s shareholders, WHC will enter into a new Tax Sharing Agreement with HLTH that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.

Beneficial ownership of at least 80% of the total voting power and value of WHC’s capital stock is required in order for HLTH to continue to include the WHC Subgroup in its consolidated group for federal income tax purposes. It is the present intention of HLTH to continue to file a single consolidated federal income tax return with its eligible subsidiaries. Each member of the consolidated group for federal income tax purposes will be jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between WHC and HLTH during the period in which WHC is included in the consolidated group of HLTH, WHC could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred and not discharged by such other member. The Tax Sharing Agreement provides, however, that HLTH will indemnify WHC to the extent that, as a result of being a member of the consolidated group of HLTH, WHC becomes liable for the federal income tax liability of any other member of the consolidated group, other than the WHC Subgroup. Correspondingly, the Tax Sharing Agreement requires WHC to indemnify HLTH and the other members of the consolidated group with respect to WHC’s federal income tax liability. Similar principles generally will apply for income tax purposes in some state, local and foreign jurisdictions.

Indemnity Agreement

WHC and HLTH have entered into an Indemnity Agreement, under which WHC and HLTH have agreed to indemnify each other with respect to some matters. WHC has agreed to indemnify HLTH against liabilities arising from or based on:

•	the operations of WHC’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to HLTH; and

•	guarantees or undertakings made by HLTH to third parties in respect of WHC’s liabilities or obligations or those of WHC’s subsidiaries.

HLTH has agreed to indemnify WHC against liabilities arising from or based on:

•	the operations of HLTH’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to WHC; and

•	certain pre-existing legal proceedings.

The agreement contains provisions governing notice and indemnification procedures.

Intellectual Property License Agreement

The Intellectual Property License Agreement governs certain rights, responsibilities, and obligations of HLTH and WHC with respect to the name “WebMD” and related intellectual property that HLTH has used. Under the Intellectual Property License Agreement, HLTH transferred its rights to the name “WebMD” and related intellectual property to WHC prior to the completion of WHC’s initial public offering.

Private Portals License

HLTH has licensed WHC’s private portal health and benefits management services for use by HLTH’s employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by HLTH to WHC for this license for 2007 were approximately $250,000.

Product Development, Marketing and Related Arrangements

On January 31, 2006, HLTH and WHC entered into agreements to support each other’s product development and marketing of certain product lines. The parties agreed that WHC would, in general, manage the product development and marketing of HLTH’s and WHC’s product lines in the following areas:

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

The agreements provided that HLTH could continue to develop and market products and services that were principally provided for internal use by healthcare payers. The provisions of these agreements applicable solely to relationships between HLTH and WHC have been terminated. However, in connection with the EPS Sale and the 2006 EBS Sale and 2008 EBS Sale, separate agreements were entered into with EPS and EBS with respect to certain matters under those agreements, and the separate agreements continue in effect with respect to the following products and services:

•	EPS has agreed to continue its relationship with WHC to exclusively integrate WHC’s personal health record with EPS’s clinical products, including EPS’s electronic medical record.

•	EBS has agreed to continue its strategic relationship with WHC and to offer WHC the opportunity to provide EBS with External Clinical Quality Applications and Consumer Directed Applications subject to mutual agreement on certain terms. In addition, if WHC determines to pursue a Consumer Directed Application for the financial administration of the patient encounter, such as clinical messaging or a personal financial record, and requests EBS to assist WHC in that regard, WHC and EBS have agreed to use reasonable efforts to integrate and market such applications. In addition, EBS agreed to license certain de-identified data to HLTH for use in the development and commercialization of certain applications.

Other Business Arrangements with WHC

We have in the past entered into, and may from time to time in the future enter into, other ordinary course business arrangements with WHC or its subsidiaries that are not material to either company and may not be the subject of any ongoing contract. For example, from time to time, HLTH has advertised some of its products and services on WHC’s physician portals. In addition, from time to time, WHC and ViPS have worked together on projects or provided services to each other.

Other Related Party Transactions

We were reimbursed approximately $278,000 and $255,000 for 2007 and 2006, respectively, by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for personal use of certain of our staff and office facilities and for the personal portion of certain travel expenses.

Affiliates of FMR Corp. provide services to us in connection with the HLTH 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. FMR Corp. beneficially owned, based on its holdings as of December 31, 2007 shares representing approximately 13.6% of HLTH’s outstanding Common Stock and approximately 16.5% of the outstanding WHC Class A Common Stock. The aggregate amount charged to HLTH for these services was approximately $37,000 for 2007 and approximately $82,000 for 2006. In 2004, our WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. HLTH recorded revenue of $10,362,000 in 2007 and $7,802,000 in 2006 related to the FHRS agreement, and $1,544,000 and $2,145,000, respectively, were included in accounts receivable, related to the FHRS agreement, as of December 31, 2007 and December 31, 2006. For additional information, see “WebMD — Private Portals — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 19 to the Consolidated Financial Statements included in this Annual Report.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to our General Counsel or our Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company, other than transactions between HLTH and WHC which, as described below, are overseen by the Related Parties Committee of the Board. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

If not disclosed to the Audit Committee or if, after disclosure, not ratified or approved by the Audit Committee, a transaction or relationship presenting a conflict of interest or potential conflict of interest between a director or executive officer and our company may violate our Code of Business Conduct and other company policies. When reviewing such a relationship or transaction, the Audit Committee will examine the terms of the transaction to determine how close they are to terms that would be likely to be found in a similar arms’-length transaction and, if not, whether they are otherwise reasonable and fair to HLTH. In addition, the Audit Committee will consider the nature of the related party’s interest in the transaction and the significance of the transaction to the related party. If the transaction involves a non-employee director, the Audit Committee may also consider whether the transaction would compromise the director’s independence. The Audit Committee may condition its ratification or approval of a transaction or relationship on imposition of specified limitations on the transaction or relationship or specific monitoring requirements on an ongoing basis.

In the case of transactions and relationships between HLTH and WHC, our Board has delegated ongoing authority to ratify, approve and monitor them to the Related Parties Committee of the Board. See “Corporate Governance — Committees of the Board of Directors — Related Parties Committee” in Item 10 above. The Related Parties Committee of the HLTH Board consists solely of non-employee directors who are not also directors of WHC. WHC has a similar committee with authority to ratify, approve and monitor those transactions and relationships on its behalf, consisting solely of non-employee directors who are not also directors of HLTH.

Item 14.	Principal Accountant Fees and Services

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2007 and 2006 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to HLTH (including services to WHC) were:

Type of Fees	2007	2006

Audit Fees	$1,903,198	$3,919,332
Audit-Related Fees	162,775	2,393,470
Tax Fees	353,561	280,982
All Other Fees	1,500	1,500

Total Fees	$2,421,034	$6,595,284

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in HLTH’s and WHC’s Annual Reports on Form 10-K for that fiscal year, (ii) for review of the consolidated financial statements included in HLTH’s and WHC’s Quarterly Reports on Form 10-Q filed during that fiscal year, and (iii) for the audits of internal control over financial reporting and management’s assessment of internal control over financial reporting for that fiscal year with respect to HLTH and WHC; and (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for that year;

•	“audit-related fees” are fees billed in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which consisted of fees related to audits of our employee benefit plans for that year and, for 2006, included fees for the audit, due diligence and other services related to the 2006 EBS Sale and the EPS Sale;

•	“tax fees” are fees billed in the year for professional services for tax compliance, tax advice, and tax planning and analysis; and

•	“all other fees” are fees billed in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2007 is compatible with Ernst & Young maintaining their independence.

The Audit Committee considers whether to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2008.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)
2.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH Corporation, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)
2.4*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of WebMD Health Corp. (“WHC”))
2.5*	Agreement and Plan of Merger, dated as of January 17, 2006, among the WHC, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the WHC’s Current Report on Form 8-K filed on January 20, 2006)
2.6*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the WHC, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on April 19, 2006)
2.7*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on July 25, 2006)
2.8*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WHC, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WHC on November 8, 2006)
2.9*	Agreement and Plan of Merger, dated as of July 9, 2004, by and among VIPS, Inc., the Registrant, Envoy Corporation and Valor, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
2.10*	Agreement and Plan of Merger, dated as of February 20, 2008, between the Registrant and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
3.1	Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	Indenture, dated as of June 25, 2003, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.	Description

4.3	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5	Indenture, dated as of August 30, 2005, between WebMD Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.6	Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)
4.7	Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
10.1	Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3	Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4**	Employment Agreement, dated as of November 9, 2006, between the Registrant and Mark Funston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2006)
10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10.6**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.7**	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10.8**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.9**	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10.10**	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10.12**	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)

Exhibit No.	Description

10.13**	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006)
10.14**	WebMD Corporation 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10.15**	WebMD Corporation 2002 Restricted Stock Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.16**	Amended and Restated Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.17**	WebMD Corporation Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.18**	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10.19**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10.20**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.21**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.22**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.23**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.24**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.25**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.26**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.27**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.28**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.29**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10.30**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.31**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)

Exhibit No.	Description

10.32**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.33**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.34**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10.35**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.36**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37**	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10.38	Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2006)
10.39	Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10.40**	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10.41**	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10.42**	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10.43**	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10.44**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to WHC’s Quarterly Report on Form 10-Q for the quarter filed on November 9, 2007)
10.45**	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.46**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.47**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan (incorporated by reference from Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.48**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference from Amendment No. 1 (filed April 29, 2008) to WHC’s Annual Report on Form 10-K for the year ended December 31, 2007)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)

Exhibit No.	Description

21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Exhibit 99.1
24.1	Power of Attorney (see page 96)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant
99.1	Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006
99.2	Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3	Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.5	Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.6	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.7	Amended and Restated Bylaws of WHC (incorporated by reference to the Current Report on Form 8-K filed by WHC on December 17, 2007)
99.8	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.9	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.10	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.11	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.12	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.13	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.14	Letter, dated February 2, 2007, executed by WHC and the Registrant (incorporated by reference from Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on February 2, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.10, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Filed with this Amendment No. 1.