Form 10-Q
period 2008-03-31
HLTH CORP
filed 2008-05-12
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Yes ☐     No ☑

As of May 5, 2008, there were 183,608,198 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2008

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of WebMD’s public portals;

•	inability to successfully deploy new or updated applications or services;

•	failure to achieve sufficient levels of utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	inability to attract and retain qualified personnel;

•	anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

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

PART I
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,106,128	$536,879
Short-term investments	309,256	290,858
Accounts receivable, net of allowance for doubtful accounts of $1,174 at March 31, 2008 and $1,165 at December 31, 2007	73,861	86,081
Due from EBS Master LLC	28	1,224
Prepaid expenses and other current assets	27,781	71,090
Assets of discontinued operations	266,591	262,964

Total current assets	1,783,645	1,249,096
Marketable equity securities	2,036	2,383
Property and equipment, net	47,883	49,554
Goodwill	214,623	217,323
Intangible assets, net	33,766	36,314
Investment in EBS Master LLC	—	25,261
Other assets	59,922	71,466

TOTAL ASSETS	$2,141,875	$1,651,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$59,002	$49,598
Deferred revenue	88,114	76,401
Liabilities of discontinued operations	113,397	123,131

Total current liabilities	260,513	249,130
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	21,214	21,137
Minority interest in WHC	130,231	131,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,905,955 shares issued at March 31, 2008; 457,803,361 shares issued at December 31, 2007	46	46
Additional paid-in capital	12,485,444	12,479,574
Treasury stock, at cost; 275,570,467 shares at March 31, 2008; 275,786,634 shares at December 31, 2007	(2,564,169)	(2,564,948)
Accumulated deficit	(8,857,590)	(9,320,748)
Accumulated other comprehensive income	16,186	5,853

Total stockholders’ equity	1,079,917	599,777

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,141,875	$1,651,397

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue	$81,682	$71,881
Costs and expenses:
Cost of operations	31,570	28,618
Sales and marketing	25,830	22,870
General and administrative	21,144	28,443
Depreciation and amortization	6,888	6,325
Interest income	11,936	9,674
Interest expense	4,607	4,709
Gain on sale of EBS Master LLC	538,024	—
Impairment of auction rate securities	60,108	—
Other (expense) income, net	(4,144)	2,882

Income (loss) from continuing operations before income tax provision (benefit)	477,351	(6,528)
Income tax provision (benefit)	25,614	(231)
Minority interest in WHC (loss) income	(3,845)	115
Equity in earnings of EBS Master LLC	4,007	7,099

Income from continuing operations	459,589	687
Income from discontinued operations (net of tax of $2,910 in 2008 and $1,221 in 2007)	3,569	5,015

Net income	$463,158	$5,702

Basic income per common share:
Income from continuing operations	$2.52	$0.00
Income from discontinued operations	0.02	0.03

Net income	$2.54	$0.03

Diluted income per common share:
Income from continuing operations	$2.03	$0.00
Income from discontinued operations	0.01	0.03

Net income	$2.04	$0.03

Weighted-average shares outstanding used in
computing income per common share:
Basic	182,175	176,011

Diluted	228,159	186,355

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$463,158	$5,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(3,569)	(5,015)
Depreciation and amortization	6,888	6,325
Minority interest in WHC (loss) income	(3,845)	115
Equity in earnings of EBS Master LLC	(4,007)	(7,099)
Amortization of debt issuance costs	743	721
Non-cash advertising	1,558	2,320
Non-cash stock-based compensation	5,972	9,182
Deferred income taxes	5,389	2
Gain on sale of EBS Master LLC and 2006 EBS Sale	(538,024)	(399)
Impairment of auction rate securities	60,108	—
Changes in operating assets and liabilities:
Accounts receivable	12,220	2,185
Prepaid expenses and other, net	17,493	421
Accrued expenses and other long-term liabilities	10,320	(46,158)
Deferred revenue	11,714	7,678

Net cash provided by (used in) continuing operations	46,118	(24,020)
Net cash (used in) provided by discontinued operations	(3,751)	6,712

Net cash provided by (used in) operating activities	42,367	(17,308)
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	104,518	67,922
Purchases of available-for-sale securities	(177,150)	(65,932)
Purchases of property and equipment	(2,662)	(4,780)
Proceeds related to sales of EBS, EPS and ACS/ACP, net of fees	598,935	2,898
Decrease in net advances to EBS Master LLC	1,195	19,691

Net cash provided by continuing operations	524,836	19,799
Net cash used in discontinued operations	(1,438)	(847)

Net cash provided by investing activities	523,398	18,952
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	1,777	63,404
Purchases of treasury stock under repurchase program	—	(11,322)

Net cash provided by continuing operations	1,777	52,082
Net cash used in discontinued operations	(46)	(43)

Net cash provided by financing activities	1,731	52,039
Effect of exchange rates on cash	1,753	184

Net increase in cash and cash equivalents	569,249	53,867
Cash and cash equivalents at beginning of period	536,879	614,691

Cash and cash equivalents at end of period	$1,106,128	$668,558

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

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of March 31, 2008, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.4% of the total outstanding Class A Common Stock (which considers certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of March 31, 2008, 96.2% of the combined voting power of WHC’s outstanding Common Stock.

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

The Company’s 48% ownership in EBS Master LLC was accounted for under the equity method through February 8, 2008, the date of the sale of the Company’s investment in EBS Master LLC. See Note 3 for further details.

On February 21, 2008, the Company announced its intention to sell its ViPS and Porex businesses. Accordingly, the results of the Company’s ViPS and Porex segments are presented as discontinued operations in the accompanying consolidated financial statements. See Note 2 for further details.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. WebMD’s advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in the second and third quarter of each calendar year.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of short-term and long-term investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the Company. The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Income from continuing operations	$459,589	$687
Convertible redeemable exchangeable preferred stock fee	—	88

Income from continuing operations — Basic	459,589	775
Interest expense on convertible notes	2,771	—
Effect of WHC dilutive securities	—	(28)

Income from continuing operations — Diluted	$462,360	$747

Income from discontinued operations, net of tax — Basic and Diluted	$3,569	$5,015

Denominator:
Common stock	182,175	165,373
Convertible redeemable exchangeable preferred stock	—	10,638

Weighted-average shares — Basic	182,175	176,011
Employee stock options, restricted stock and warrants	3,968	10,344
Convertible notes	42,016	—

Adjusted weighted-average shares — Diluted	228,159	186,355

Basic income per common share:
Income from continuing operations	$2.52	$0.00
Income from discontinued operations	0.02	0.03

Net income	$2.54	$0.03

Diluted income per common share:
Income from continuing operations	$2.03	$0.00
Income from discontinued operations	0.01	0.03

Net income	$2.04	$0.03

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, restricted stock and stock options, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2008	2007

Options, restricted stock and warrants	35,059	21,172
Convertible notes	—	42,015

	35,059	63,187

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The income tax provision of $25,614 and benefit of $231 for the three months ended March 31, 2008 and 2007, respectively, represents taxes for federal, state and other jurisdictions. While the majority of the gain on the 2008 EBSCo Sale (as defined in Note 3) was offset by net operating loss carryforwards, certain AMT and other state taxes were not offset resulting in a provision of approximately $24,000 for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of auction rate securities, as it is currently not deductible for tax purposes.

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSB APB 14-1 would have no impact on the Company’s actual past or future cash flows, it will require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on the results of operations and earnings per share. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on its operations, financial position and cash flows.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ViPS and Porex

In November 2007, the Company announced its intentions to propose a transaction that would allow HLTH’s stockholders to participate more directly in the ownership of WHC stock. Also at that time, the Company announced its intentions to explore potential sales transactions for its ViPS and Porex segments, as the cash proceeds from the potential sales of ViPS and Porex would partially fund the cash necessary to consummate the potential transaction with WHC.

In February 2008, the Company announced the WHC Merger (as defined in Note 4) and its intention to divest the ViPS and Porex segments. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. The Company expects the disposal of these entities will be completed within one year. As a result of the Company’s intentions to sell the ViPS and Porex segments, the financial information of the ViPS and Porex segments are presented as discontinued operations in the accompanying consolidated financial statements.

ViPS

Summarized operating results for ViPS for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Statement of Operations Data:
Revenue	$25,983	$26,659
Earnings before taxes	2,851	1,268

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of ViPS as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$16,383	$17,240
Property and equipment, net	4,360	4,020
Goodwill	71,253	71,253
Intangible assets, net	46,280	47,815
Deferred tax asset	804	804
Other assets	3,117	2,833

Total Assets	$142,197	$143,965

Liabilities of discontinued operations:
Accounts payable	$1,397	$1,599
Accrued expenses and other	3,384	4,370
Deferred revenue	9,044	10,982
Deferred tax liability	16,336	16,924

Total Liabilities	$30,161	$33,875

Porex

Summarized operating results for Porex for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Statement of Operations Data:
Revenue	$23,761	$22,709
Earnings before taxes	3,476	5,024

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of Porex as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$15,129	$12,921
Inventory	12,367	11,772
Property and equipment, net	21,997	21,176
Goodwill	43,576	43,283
Intangible assets, net	24,818	24,873
Deferred tax asset	1,420	1,420
Other assets	5,087	3,554

Total Assets	$124,394	$118,999

Liabilities of discontinued operations:
Accounts payable	$2,676	$1,533
Accrued expenses	7,333	7,684
Deferred tax liability	24,330	24,375
Other long-term liabilities	100	101

Total Liabilities	$34,439	$33,693

ACS/ACP Business

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received during the three months ended March 31, 2008 and $1,075 to be received through June 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,571, net of a tax benefit of $177, in the three months ended December 31, 2007. Summarized operating results for the ACS/ACP Business for the three months ended March 31, 2007 were as follows:

Three Months Ended
March 31, 2007

Statement of Operations Data:
Revenue	$1,018
Loss before taxes	(29)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS

On September 14, 2006, the Company completed the sale (the “EPS Sale”) of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 12, “Commitments and Contingencies.” In connection with the sale of EPS, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information it had recently received at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded a pre-tax charge of $57,774, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007, the Company updated the estimate of the range of its indemnification obligation, and as a result, recorded an additional pre-tax charge of $15,573, which reflects the increase in the low end of the probable range of costs related to this matter. As of March 31, 2008, the probable range of future costs with respect to this matter is approximately $39,900 to $63,700. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation is $48,797 and $55,563 as of March 31, 2008 and December 31, 2007, respectively, and is reflected as liabilities of discontinued operations in the accompanying consolidated balance sheets.

3.	Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in EBS (“2006 EBS Sale”) to an affiliate of General Atlantic LLC (“GA”). The 2006 EBS Sale was structured so that the Company and GA each own interests in a limited liability company, EBS Master LLC (“EBSCo”), which owns the entities comprising EBS through a wholly owned limited liability company, Emdeon Business Services LLC. During the three months ended March 31, 2007, the Company recognized a gain of $399 which related to the finalization of the working capital adjustment in connection with the 2006 EBS Sale.

Beginning on November 17, 2006, the Company’s remaining 48% ownership interest in EBSCo was reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method and the Company’s share of EBSCo’s net earnings was reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations through February 8, 2008.

On February 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and simultaneously completed the sale of its 48% minority ownership interest in EBSCo (the “2008 EBSCo Sale”) for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC (“H&F”). In connection with the 2008 EBSCo Sale, the Company recognized a gain of $538,024. The Company expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale. Under the existing Tax Sharing Agreement between the Company and WHC, the Company has agreed to reimburse WHC for any NOL carryforward attributable to WHC that is utilized by the Company in connection with this transaction. The amount of the NOL carryforward attributable to WHC to be utilized and the amount of the resulting reimbursement depend on numerous factors and cannot be determined at this time. This reimbursement obligation would be extinguished by the completion of the WHC Merger.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations for the period January 1, 2008 through February 8, 2008, the closing date of the 2008 EBSCo Sale. The difference between the equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations and 48% of the net income of EBSCo is principally due to the amortization of the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo for the period January 1, 2008 through February 8, 2008 and for the three months ended March 31, 2007:

	For the Period
	January 1, 2008 to	Three Months Ended
	February 8, 2008	March 31, 2007

Statement of Operations Data:
Revenue	$94,481	$198,409
Cost of operations	44,633	91,185
Net income	5,551	8,276

4.	Pending Merger with WHC

On February 20, 2008, the Company and WHC entered into a Merger Agreement, pursuant to which the Company will merge into WHC ( the “WHC Merger”), with WHC continuing as the surviving company. In the WHC Merger, each outstanding share of Company common stock will be converted into 0.1979 shares of WHC common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (the “Merger Consideration”). The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by the Company and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between the Company and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC, based on the recommendations of the Special Committee, and by the Board of the Company.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and the Company, and proceeds from the Company’s anticipated sales of its ViPS and Porex businesses. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on matters relating to the Company’s investment in certain auction rate securities (“ARS”), as described below. If either ViPS or Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of the Company in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger is subject to: the Company and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by the Company of either ViPS or Porex and completion of the sale of the Company’s auction rate securities investments (or the availability of certain alternatives described below); and other customary closing conditions. The Company, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the WHC Merger, WHC as the surviving corporation will assume the obligations of the Company under the Company’s 3 1/8% Convertible Notes due September 1, 2025 and the Company’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Convertible Notes”). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of the Company’s Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of the Company’s Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of the Company’s Common Stock into which such Convertible Notes would have been convertible.

On May 6, 2008, the Company and WHC entered into an amendment (the “Amendment”) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the Credit Facility that the Company has entered into, which is described in Note 14 (the “HLTH Credit Facility”). Under the Merger Agreement, as amended, the Company is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the HLTH Credit Facility, is equal to 75% of the face amount of the ARS investments held by the Company at the effective time of the Merger or if the Company would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger would be fixed at $48.6 million (which is 25% of the face amount of the Company’s ARS holdings as of the date of this Quarterly Report, excluding WHC’s ARS holdings), or approximately $0.27 per share (based on the number of shares of the Company’s Common Stock outstanding as of the date of this Quarterly Report). To the extent that the Company, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WHC and by a Special Committee of the Board of Directors of WHC.

5.  WebMD Health Corp.

Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues its Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of WHC Class A Common Stock resulted in an aggregate gain to equity of $757 and $4,804 during the three months ended March 31, 2008 and 2007, respectively, related to the exercise of stock options and the release of restricted stock awards. As a result, the Company’s ownership in WHC decreased to 83.4% as of March 31, 2008, from 83.5% as of December 31, 2007 (which considers certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC).

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). As a result of the Company’s announcement of its intention to sell its ViPS and Porex businesses, the Company modified its segment reporting from the three operating segments of ViPS, Porex and WebMD to the operating segments of WHC. The Company’s segments going forward are: WebMD Online Services; WebMD Publishing and Other Services (which, together with WebMD Online Services, we sometimes refer to as the “WebMD Segments”); and Corporate. Therefore, the segment disclosures for 2007 have been modified to conform to the current presentation. The accounting

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue represents certain services provided by the WebMD Segments to the Corporate segment. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services, related to the WHC merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale; and the impairment charge related to the Company’s ARS holdings.

The WebMD Segments and Corporate segment are described as follows:

•	WebMD Online Services. WebMD provides health information services to consumers, physicians, healthcare professionals, employees and health plans through its public and private online portals. WebMD’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	Publishing and Other Services. WebMD publishes The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of the Company’s segments or by the Porex and ViPS businesses included in discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $873 and $804 for the three months ended March 31, 2008 and 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the 2006 EBS Sale and EPS Sale, the Company entered into transition services agreements whereby the Company provided Sage Software and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. See Note 2 and Note 3. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to EBSCo and Sage Software, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which approximates the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are solely for services related to EBSCo for the three months ended March 31, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the WebMD Segments and Corporate segments and a reconciliation to net income are presented below:

	Three Months Ended
	March 31,
	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$56,065	$47,421
Licensing	21,923	20,115
Content syndication and other	417	884

Total WebMD Online Services	78,405	68,420
WebMD Publishing and Other Services	3,277	3,524
Inter-segment eliminations	—	(63)

	$81,682	$71,881

Earnings (loss) before interest, taxes, non-cash and other items
WebMD Online Services	$16,531	$12,992
WebMD Publishing and Other Services	(754)	(358)
Corporate	(5,059)	(6,726)

	10,718	5,908
Interest, taxes, non-cash and other items
Depreciation and amortization	(6,888)	(6,325)
Non-cash stock-based compensation	(5,972)	(9,182)
Non-cash advertising	(1,558)	(2,320)
Gain on sale of EBS Master LLC	538,024	—
Interest income	11,936	9,674
Interest expense	(4,607)	(4,709)
Income tax (provision) benefit	(25,614)	231
Minority interest in WHC loss (income)	3,845	(115)
Equity in earnings of EBS Master LLC	4,007	7,099
Impairment of auction rate securities	(60,108)	—
Other (expense) income, net	(4,194)	426

Income from continuing operations	459,589	687
Income from discontinued operations, net of tax	3,569	5,015

Net income	$463,158	$5,702

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation

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

HLTH Plans

The Company had an aggregate of 5,632,631 shares of HLTH Common Stock available for future grants under the Plans as of March 31, 2008. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At March 31, 2008, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	47,293,577	$14.35
Granted	120,000	13.40
Exercised	(216,167)	7.34
Cancelled	(475,778)	18.58

Outstanding at March 31, 2008	46,721,632	$14.34	3.6	$19,782

Vested and exercisable at the end of the period	41,331,318	$14.88	3.1	$16,617

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on March 31, 2008, which was $9.54, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2008.

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

	Three Months Ended
	March 31,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.33	0.31
Risk free interest rate	2.82%	4.72%
Expected term (years)	3.81	3.94
Weighted average fair value of options granted during the period	$3.92	$3.94

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock for the three months ended March 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	1,240,297	$10.74
Vested	(126,333)	9.01
Forfeited	(2,000)	9.17

Balance at March 31, 2008	1,111,964	$10.94

Proceeds received from the exercise of options to purchase HLTH Common Stock were $1,588 and $60,668 for the three months ended March 31, 2008 and 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $2,375 and $37,121 for the three months ended March 31, 2008 and 2007, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,492,579 shares of Class A Common Stock available for future grants under the WebMD Plans at March 31, 2008.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	286,250	35.07
Exercised	(33,564)	17.55
Cancelled	(84,876)	39.77

Outstanding at March 31, 2008	5,188,361	$27.84	8.1	$17,275

Vested and exercisable at the end of the period	1,453,339	$21.90	7.7	$6,698

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on March 31, 2008, which was $23.57, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2008.

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

	Three Months Ended
	March 31,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.43	0.50
Risk free interest rate	2.31%	4.66%
Expected term (years)	3.29	3.46
Weighted average fair value of options granted during the period	$11.51	$18.75

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the three months ended March 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	307,722	$29.46
Granted	4,000	35.22
Vested	(10,462)	43.74

Balance at March 31, 2008	301,260	$29.04

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $589 and $4,458 for the three months ended March 31, 2008 and 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $971 and $5,043 for the three months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allows eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. As of March 31, 2008, a total of 8,985,256 shares of HLTH Common Stock were reserved for issuance under the ESPP. The ESPP provides for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were no shares issued under the ESPP during the three months ended March 31, 2008 and 2007.

Other

At the time of the WHC initial public offering and each year on the anniversary of the IPO, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded $279 and $257 of stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2008	2007

HLTH Plans:
Stock options	$1,944	$3,256
Restricted stock	1,373	2,022
WebMD Plans:
Stock options	2,406	4,020
Restricted stock	164	832
Employee Stock Purchase Plan	46	41
Other	350	342

Total stock-based compensation expense	$6,283	$10,513

Included in:
Cost of operations	$1,119	$1,578
Sales and marketing	1,138	1,258
General and administrative	3,715	6,346
Equity in earnings of EBS Master LLC	—	588

Income from continuing operations	5,972	9,770
Income from discontinued operations	311	743

Total stock-based compensation expense	$6,283	$10,513

As of March 31, 2008, approximately $20,887 and $37,688 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.1 years and 1.5 years, related to the HLTH Plans and the WebMD Plans, respectively.

8.	Stockholders’ Equity

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of HLTH Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of March 31, 2008 and 2007, respectively, the Company had repurchased 4,280,931 and 1,794,789 shares at an aggregate cost of approximately $58,447 and $22,646 under the Program. No shares were repurchased during the three months ended March 31, 2008. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

9.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities, such as the Company’s equity securities reflected in the table below.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 assets as of March 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured at fair value as of March 31, 2008:

	Level 1	Level 3	Total

Auction rate securities	$—	$302,842	$302,842
Equity securities	2,036	—	2,036

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets which consist of the Company’s auction rate securities:

Balance as of January 1, 2008	$—
Transfers to Level 3	363,700
Redemptions	(750)
Impariment charge included in earnings	(60,108)

Balance as of March 31, 2008	$302,842

The Company holds investments in ARS which have been classified as Level 3 assets as described above. The types of ARS investments the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. The Company concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. The Company concluded the fair value of its ARS was $302,842 (of which $141,044 relates to

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC) as of March 31, 2008. The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extend to as many as 14 years and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

The Company continues to monitor the market for auction rate securities as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS deteriorate further.

10.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized holding losses on available-for-sale marketable securities and 48% of the comprehensive loss of EBSCo. The following table presents the components of other comprehensive income:

	Three Months Ended
	March 31,
	2008	2007

Foreign currency translation gains	$3,354	$430
Unrealized holding losses on securities	(347)	(90)
Reversal of comprehensive loss related to EBS Master LLC (a)	7,326	—

Other comprehensive income	10,333	340
Net income	463,158	5,702

Comprehensive income	$473,491	$6,042

(a)	Included in other comprehensive income during the three months ended March 31, 2008 is the reversal, in connection with the 2008 EBSCo Sale, of the accumulated other comprehensive loss associated with the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements.

Deferred taxes are not included within accumulated other comprehensive income because a valuation allowance was maintained for substantially all net deferred tax assets.

Accumulated other comprehensive income includes:

	March 31, 2008	December 31, 2007

Unrealized holding gains on securities	$563	$910
Foreign currency translation gains	15,623	12,269
Comprehensive loss of EBSCo	—	(7,326)

Total accumulated other comprehensive income	$16,186	$5,853

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the three months ended March 31, 2008 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$212,439	$11,045	$223,484
Reversal of income tax valuation allowance	(2,793)	—	(2,562)
Adjustments to finalize purchase price allocations	(3,368)	—	(3,599)

Balance as of January 1, 2008	206,278	11,045	217,323
Reversal of income tax valuation allowance	(2,700)	—	(2,700)

Balance as of March 31, 2008	$203,578	$11,045	$214,623

Intangible assets subject to amortization consist of the following:

	March 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life (a)

Content	$15,954	$(13,071)	$2,883	2.0	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(11,091)	22,100	9.1	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(11,077)	3,890	1.3	14,967	(10,126)	4,841	1.5
Trade names	7,817	(2,924)	4,893	7.5	7,817	(2,725)	5,092	7.7

Total	$71,929	$(38,163)	$33,766	7.3	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $2,548 and $3,214 for the three months ended March 31, 2008 and 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2008 (April 1st to December 31st)	$7,167
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

12.	Commitments and Contingencies

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 14, 2007, the plaintiffs filed amended complaints in the six “focus cases,” in which they proposed a new class definition, and on September 27, 2007, they moved for class certification. On March 26, 2008, the court denied the defendants’ motions to dismiss the complaints in the six focus cases. Plaintiffs’ motions for class certification in the six focus cases are pending. At this point, it is impossible to determine whether a class will be certified.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a pre-tax charge of $73,347, related to its estimated liability with respect to these indemnity obligations. See Note 2 for a more detailed discussion regarding this charge.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 12. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the statement of operations during the three months ended December 31, 2007 and is included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007, then subsequently received during the three months ended March 31, 2008.

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

The carrier with the third level of coverage in the Synetic Policies has filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies have joined, seeking summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which have not been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies. The Company believes that such assertion is without merit. The Company filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. Oral argument with respect to both motions was held on May 5, 2008. The Court has not yet ruled on those motions.

The Company believes that the Defendants are required to advance and/or reimburse amounts that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of the indicted individuals and, as described above, several carriers have reimbursed the Company through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. However, there can be no assurance that the Company will prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.	Other (Expense) Income, Net

Other (expense) income, net consists of the following items:

	Three Months Ended
	March 31,
	2008	2007

Transition service fees (a)	$50	$2,456
Reduction of tax contingencies (b)	437	347
Gain on 2006 EBS Sale (c)	—	399
Legal expense (d)	(372)	(320)
Advisory expense (e)	(4,259)	—

Other (expense) income, net	$(4,144)	$2,882

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents a gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale on November 16, 2006.

(d)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(e)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Event

On May 6, 2008, the Company held investments in certain ARS backed by student loans with a face amount of approximately $362,300, of which ARS with a face amount of approximately $167,800 are held by WHC. The Company and WHC have each entered into a non-recourse credit facility (each a “Credit Facility”) from Citigroup secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow the Company and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The Credit Facilities are each governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under either Credit Facility to date. The Company and WHC can each make borrowings under their respective Credit Facilities until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the respective Credit Facilities after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of pending corporate transactions and other recent transactions, other significant developments and trends, and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K filed, as amended, with the Securities and Exchange Commission (which we refer to as SEC).

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of March 31, 2008.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

As of March 31, 2008, we owned 83.4% of the aggregate amount of outstanding shares of WHC Class A Common Stock (which considers certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B Common Stock and, accordingly, our consolidated financial statements reflect the minority shareholders’ 16.6% share of equity and net (loss) income of WHC.

HLTH’s 48% ownership in EBS Master LLC (which we refer to as EBSCo) was accounted for under the equity method through February 8, 2008, the date of the sale of our investment in EBS Master LLC. See “— Other Recent Transactions” below.

Segments

As a result of our announcement of our intentions to sell our ViPS and Porex segments, see “— Pending Corporate Transactions” below, our only remaining operating segments are WebMD Online Services and WebMD Publishing and Other Services (which we refer to together, as our WebMD Segments). The following is a description of each of our operating segments and our corporate segment:

•	WebMD Online Services. WebMD owns and operates both public and private online portals. WebMD’s public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. WebMD’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (which we refer to as CME) services. WebMD’s sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. WebMD provides information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through WebMD’s private portals for employers and health plans. WebMD also provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. WebMD generates revenue from its private portals through the licensing of these portals to employers and health plans either directly or through distributors. WebMD also distributes its online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

•	WebMD Publishing and Other Services. WebMD provides several offline products and services: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that is distributed free of charge to physician office waiting rooms. WebMD generates revenue from sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. Until December 31, 2007, WebMD published ACP Medicine and ACS Surgery: Principles of Practice, its medical reference textbooks. WebMD sold this business in 2007 and it has now been reflected as a discontinued operation in our financial statements. WebMD’s Publishing and Other Services segment complements its Online Services segment and extends the reach of our brand and our influence among health-involved consumers and clinically-active physicians.

•	Corporate. Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of our segments, including the ViPS and Porex businesses which are reflected within discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $873 and $804 for the three months ended March 31, 2008 and 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the sale of our EBS and EPS segments during the later part of 2006, we entered into transition services agreements whereby we provided Sage Software, Inc. (which we refer to as Sage Software) and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fee we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, is also included in the Corporate segment, which approximates the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are for services related to EBSCo for the three months ended March 31, 2008.

Pending Corporate Transactions

Merger with WHC.  On February 20, 2008, HLTH and WHC entered into a merger agreement, pursuant to which HLTH will merge into WHC (which we refer to as the WHC Merger), with WHC continuing as the surviving company. In the WHC Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WHC common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (which we refer to as the Merger Consideration). The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by HLTH and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC, based on the recommendations of the Special Committee, and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on matters relating to the our investment in certain auction rate securities (which we refer to as ARS), as described below. If either ViPS or Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of HLTH in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger is subject to: HLTH and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex; and completion of the sale of HLTH’s ARS investments (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger.

Following the WHC Merger, WHC as the surviving corporation will assume the obligations of HLTH under its 3 1/8% Convertible Notes due September 1, 2025 and its 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to as Convertible Notes). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of HLTH Common Stock into which such Convertible Notes would have been convertible.

On May 6, 2008, HLTH and WHC entered into an amendment (which we refer to as the Amendment) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the Credit Facility that HLTH has entered into, which is described below under “—  — Other Recent Transactions — Credit Facilities” (which we refer to as HLTH Credit Facility). Under the Merger Agreement, as amended, HLTH is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the HLTH Credit Facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger would be fixed at $48,600 (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding WHC’s ARS holdings), or approximately $0.27 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the merger consideration with respect to the ARS that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WHC and by a Special Committee of the Board of Directors of WHC.

Proposed Divestitures of Porex and ViPS.  On February 21, 2008, HLTH announced that it intends to divest its ViPS and Porex segments. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. As a result of our intentions to divest these segments and our expectation that these divestitures will be completed within one year, we reflected these segments as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report.

Strategic Considerations Relating to the Pending Transactions.  In late 2007, HLTH’s Board of Directors initiated the process leading to the entry into the Merger Agreement with WHC because it believed that the primary reason of many of the holders of HLTH common stock for owning those shares was HLTH’s controlling interest in WHC and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH common stock. Accordingly, HLTH sought to negotiate a transaction with the Special Committee of the Board of WHC that would allow HLTH’s stockholders to participate more directly in the ownership of WHC and would unlock the value of the other HLTH assets. Cash on hand at HLTH and WHC (including proceeds from the sales of ViPS, Porex and HLTH’s remaining 48% interest in EBS) would be used as a portion of the consideration in the WHC Merger, reducing the need for issuance of shares of WHC common stock. Upon completion of the WHC Merger, as structured in the definitive Merger Agreement, HLTH stockholders will own approximately 80% of the outstanding common stock of WHC, based on shares currently outstanding at HLTH and WHC. The WHC Merger will eliminate HLTH’s controlling interest in WHC, and is expected to enhance the liquidity of WHC shares by significantly increasing the public float. In connection with the entry by HLTH and WHC into the merger agreement, the HLTH Board made a determination to divest Porex and VIPS (which divestitures are not, however, dependent on the merger occurring). The decisions relating to the divestitures of ViPS, Porex and HLTH’s 48% interest in EBS were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

Other Recent Transactions

Credit Facilities.  On May 6, 2008, HLTH held investments in certain ARS backed by student loans with a face amount of approximately $362,300, of which ARS with a face amount of approximately $167,800 were held by WHC. HLTH and WHC have each entered into a non-recourse credit facility (which we refer to as the Credit Facilities) from Citigroup secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The Credit Facilities are each governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under either Credit Facilities to date. HLTH and WHC can each make borrowings under their respective Credit Facilities until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the respective Credit Facilities after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

Sale of EBSCo.  On February 8, 2008, we entered into a Securities Purchase Agreement (which we refer to as the Purchase Agreement) and simultaneously completed the sale (which we refer to as the 2008 EBSCo Sale) of our 48% minority ownership interest in EBSCo for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC (which we refer to as H&F). For additional information, see “— Pending Corporate Transactions — Strategic Considerations Relating to the Pending Transactions” above. In connection with the 2008 EBSCo Sale, we recognized a gain of $538,024. We expect to utilize a portion of our federal NOL carryforward to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale. Under the existing Tax Sharing Agreement between HLTH and WHC, we have agreed to reimburse WHC for any NOL carryforward attributable to WHC that is utilized by us in connection with this transaction. The amount of the NOL carryforward attributable to WHC to be utilized and the amount of the resulting reimbursement depend on numerous factors and cannot be determined at this time. This reimbursement obligation would be extinguished by the completion of the WHC Merger.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, through our WebMD Publishing and Other Services segment, WHC entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (which we collectively refer to as the ACS/ACP Business). ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. WebMD received net cash proceeds of $2,809, consisting of $1,734 received during the three months ended March 31, 2008 and the remaining $1,075 to be received through June 30, 2008. WebMD incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, WebMD recognized a gain of $3,571 as of December 31, 2007. The decision to divest ACS/ACP Business was made because management determined that it was not a good fit with WebMD’s core business.

Other Significant Developments and Trends

Impairment of Auction Rate Securities.  We hold investments in auction rate securities (ARS). The types of ARS investments we own are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity.

We concluded the fair value of our ARS was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC) as of March 31, 2008. The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. WebMD believes that these companies, which comprise the majority of WebMD’s advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for WebMD’s services. However, notwithstanding our general expectation for increased demand, WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in WebMD’s control, and some of which may be difficult to forecast accurately, including the following:

•	The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to twelve months. WebMD has relatively few longer term advertising and sponsorship contracts. In addition, WebMD has recently noted a trend, among some of its advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past.

•	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products; the timing of withdrawals of products from the market; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

Changes in Health Plan Design; Health Management Initiatives.  In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that, through WebMD’s Health and Benefits Manager tools (including WebMD’s personal health record application), WebMD is well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of WebMD’s private portals during the next several years. However, WebMD’s growth strategy depends, in part, on increasing usage of WebMD’s private portal services by WebMD’s employer and health plan clients’ employees and members, respectively. Increasing usage of WebMD’s services requires WebMD to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, WebMD faces competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than WebMD does, and may be better known than WebMD is.

The healthcare industry in the United States and relationships among healthcare payers, providers and consumers are very complicated. In addition, the Internet and the market for online services are relatively new and still evolving. Accordingly, there can be no assurance that the trends identified above will continue or that the expected benefits to WebMD’s businesses from WebMD’s responses to those trends will be achieved. In addition, the market for healthcare information services is highly competitive and not only are WebMD’s existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Seasonality

The timing of our revenue is affected by seasonal factors. WebMD’s advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle for certain publishing products results in a significant portion of WebMD’s publishing revenue being recognized in the second and third quarter of each calendar year.

Critical Accounting Estimates and Policies

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software and Web site development costs, prepaid advertising services, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition — Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of

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

•	Fair Value of Investments — We hold investments in ARS which are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, we concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity.

We estimated the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. We concluded the fair value of our ARS investments was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC) as of March 31, 2008. The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

Our auction rate securities have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three months ended March 31, 2008 and 2007, WHC stock options exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $757 and $4,804 during the three months ended March 31, 2008 and 2007 and our ownership in WHC decreased to 83.4% as of March 31, 2008 from 83.5% as of December 31, 2007. We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of March 31, 2008, approximately $20,887 and $37,688 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.1 years and 1.5 years, related to the HLTH and WHC stock-based compensation plans, respectively. The total recognition period for the remaining unrecognized stock-based compensation expense for both the HLTH and WHC stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2007, we had net operating loss carryforwards of approximately $1.3 billion, which expire at varying dates from 2011 through 2028. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. For the three months ended March 31, 2008, after consideration of the relevant factors, we reversed a portion of our valuation allowance in connection with the 2008 EBSCo Sale. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Revenue	$81,682	100.0	$71,881	100.0
Costs and expenses:
Cost of operations	31,570	38.6	28,618	39.8
Sales and marketing	25,830	31.7	22,870	31.8
General and administrative	21,144	25.9	28,443	39.6
Depreciation and amortization	6,888	8.4	6,325	8.8
Interest income	11,936	14.6	9,674	13.5
Interest expense	4,607	5.6	4,709	6.6
Gain on sale of EBS Master LLC	538,024	658.7	—	—
Impairment of auction rate securities	60,108	73.6	—	—
Other (expense) income, net	(4,144)	(5.1)	2,882	4.0

Income (loss) from continuing operations before income tax provision (benefit)	477,351	584.4	(6,528)	(9.1)
Income tax provision (benefit)	25,614	31.3	(231)	(0.3)
Minority interest in WHC (loss) income	(3,845)	(4.7)	115	0.2
Equity in earnings of EBS Master LLC	4,007	4.9	7,099	10.0

Income from continuing operations	459,589	562.7	687	1.0
Income from discontinued operations, net of tax	3,569	4.3	5,015	6.9

Net income	$463,158	567.0	$5,702	7.9

Revenue is derived from our WebMD Segments: WebMD Online Services and WebMD Publishing and Other Services. WebMD Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. WebMD Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, and advertisements in WebMD the Magazine. WebMD sold its ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown in discontinued operations for the three months ended March 31, 2007.

WebMD customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. WebMD customers also include physicians and other healthcare providers who buy WebMD physician directories and reference textbooks.

Cost of operations consists of costs related to services and products WebMD provides to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock-based compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising expenses discussed below.

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations.

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WebMD received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WebMD utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense reflects the adoption of SFAS 123R on January 1, 2006, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	March 31,
	2008	2007

Advertising expense included in:
Sales and marketing	$1,558	$2,320

Stock-based compensation expense included in:
Cost of operations	$1,119	$1,578
Sales and marketing	1,138	1,258
General and administrative	3,715	6,346

Total	$5,972	$9,182

The following discussion includes a comparison of the results of operations for the three months ended March 31, 2008 and 2007.

Revenue

Our revenue increased 13.6% to $81,682 for the three months ended March 31, 2008 from $71,881 in the prior year period. This increase is primarily due to higher revenue from WebMD public portals. WebMD Online Services accounted for $9,985 of the revenue increase, offset by a decrease of $247 within WebMD Publishing and Other Services. A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations was $31,570 for the three months ended March 31, 2008, compared to $28,618 in the prior year period. Our cost of operations represented 38.6% of revenue for the three months ended March 31, 2008, compared to 39.8% of revenue in the prior year period. Included in cost of operations are non-cash expenses related to stock-based compensation of $1,119 for the three months ended

March 31, 2008, compared to $1,578 in the prior year period. The decrease in non-cash stock-based compensation expense for the three months ended March 31, 2008, compared to the prior year period was primarily related to graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $30,451 or 37.3% of revenue for the three months ended March 31, 2008, compared to $27,040 or 37.6% of revenue in the prior year period. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels relating to WebMD’s Web site operations and development. The decrease as a percentage of revenue was primarily due to WebMD’s ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense was $25,830 for the three months ended March 31, 2008, compared to $22,870 in the prior year period. Our sales and marketing expense represented 31.7% of revenue for the three months ended March 31, 2008, compared to 31.8% of revenue in the prior year period. Non-cash expense related to advertising was $1,558 for the three months ended March 31, 2008, compared to $2,320 in the prior year period. This decrease was due to lower utilization of WebMD prepaid advertising inventory. Non-cash stock-based compensation was $1,138 for the three months ended March 31, 2008, compared to $1,258 in the prior year period. The decrease in non-cash stock-based compensation expense was primarily related to graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of the initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $23,134 or 28.3% of revenue for the three months ended March 31, 2008, compared to $19,292 or 26.8% of revenue in the prior year period. The increase in absolute dollars, as well the increase as a percentage of revenue, was primarily attributable to a $2,362 increase in compensation related costs due to increased staffing and to $1,043 of increased expenses related to marketing and advertising programs due to higher program volume of approximately 600 programs compared to 500 programs last year.

General and Administrative.  General and administrative expense was $21,144 for the three months ended March 31, 2008, compared to $28,443 in the prior year period. Our general and administrative expenses represented 25.9% of revenue for the three months ended March 31, 2008, compared to 39.6% of revenue in the prior year period. Non-cash stock-based compensation was $3,715 in the three months ended March 31, 2008, compared to $6,346 in the prior year period. Non-cash stock-based compensation expense was lower for the three months ended March 31, 2008, when compared to the prior year period, as a result of the fluctuations in the market to market adjustments for stock-based compensation issued to non-employee directors of WebMD and the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of the initial public offering.

General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $17,429 or 21.3% of revenue for the three months ended March 31, 2008, compared to $22,097 or 30.7% of revenue in the prior year period. The decrease in absolute dollars was primarily attributable to lower costs in our Corporate segment, which represented approximately $4,100 of the year-over-year decrease, as well as a decrease in costs related to outside services and contractors in our WebMD Segments.

Depreciation and Amortization.  Depreciation and amortization expense was $6,888 or 8.4% of revenue for the three months ended March 31, 2008, compared to $6,325 or 8.8% of revenue in the prior year period. The increase in depreciation and amortization expense was primarily due to the $1,460 increase in depreciation expense relating to capital expenditures in 2007 and 2008, partially offset by a decrease in amortization expense of $666 related to certain intangible assets becoming fully amortized.

Interest Income.  Interest income increased to $11,936 for the three months ended March 31, 2008, from $9,674 in the prior year period. The increase was primarily due to higher average investment balances during the three months ended March 31, 2008, compared to the prior year period, slightly offset by a lower average rate of return for the current quarter as compared to the prior year period.

Interest Expense.  Interest expense of $4,607 for the three months ended March 31, 2008 was consistent with interest expense of $4,709 in the prior year period. Interest expense in the three months ended March 31, 2008 and 2007 primarily included the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 for the three months ended March 31, 2008 represented a gain recognized in connection with the sale of our equity investment in EBS Master LLC. See “— Introduction — Other Recent Transactions” with respect to this matter.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than temporary reduction of the fair value of our auction rate securities during the three months ended March 31, 2008. For additional information, see “— Other Significant Developments and Trends — Impairment of Auction Rate Securities” above.

Other (Expense) Income, Net.  Other (expense) income, net was income of $4,144 for the three months ended March 31, 2008, compared to an expense of $2,882 in the prior year period and includes $4,259 for the three months ended March 31, 2008 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for WHC in 2008. See “— Introduction — Pending Corporate Transactions” for more information on the WHC Merger. Also included in other (expense) income, net was $372 and $320 for the three months ended March 31, 2008 and 2007, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and transition services income of $50 and $2,456 for the three months ended March 31, 2008 and 2007, respectively, earned from the service fee charged to EBSCo and Sage Software, net of services EBSCo provides to us, for services rendered under each of their respective transition services agreement. The transition services agreement with Sage Software was terminated during the fourth quarter of 2007, therefore, net transaction services fees, are for services related to EBSCo for the three months ended March 31, 2008.

Income Tax Provision (Benefit).  The income tax provision of $25,614 and benefit of $231 for the three months ended March 31, 2008 and 2007, respectively, represents taxes related to federal, state and other jurisdictions. While the majority of the gain on the 2008 EBSCo Sale was offset by net operating loss carryforwards, certain AMT and other state taxes were not offset resulting in a provision of approximately $24,000 for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Minority Interest in WHC (Loss) Income.  Minority interest income of $3,845 for the three months ended March 31, 2008, compared to expense of $115 in the prior year period, represents the minority stockholders’ proportionate share of (loss) income for WHC, our consolidated WebMD Segments. The ownership interest of minority shareholders fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders percentage ownership changes as a result of the issuance of WHC Class A Common Stock, which includes such issuances as the exercise of stock options and the release of restricted awards.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations was $3,569 and $5,015 for the three months ended March 31, 2008 and 2007 and primarily represents the net operating results of our ViPS and Porex segments.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services, related to the WHC Merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale; and the impairment charge related to our auction rate securities. Inter-segment revenue primarily represents certain services provided by our WebMD Segments to our Corporate segment.

Summarized financial information for each of our WebMD Segments and Corporate segment and a reconciliation to net income are presented below:

	Three Months Ended
	March 31,
	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$56,065	$47,421
Licensing	21,923	20,115
Content syndication and other	417	884

Total WebMD Online Services	78,405	68,420
WebMD Publishing and Other Services	3,277	3,524
Inter-segment eliminations	—	(63)

	$81,682	$71,881

Earnings (loss) before interest, taxes, non-cash and other items
WebMD Online Services	$16,531	$12,992
WebMD Publishing and Other Services	(754)	(358)
Corporate	(5,059)	(6,726)

	10,718	5,908
Interest, taxes, non-cash and other items
Depreciation and amortization	(6,888)	(6,325)
Non-cash stock-based compensation	(5,972)	(9,182)
Non-cash advertising	(1,558)	(2,320)
Gain on sale of EBS Master LLC	538,024	—
Interest income	11,936	9,674
Interest expense	(4,607)	(4,709)
Income tax (provision) benefit	(25,614)	231
Minority interest in WHC loss (income)	3,845	(115)
Equity in earnings of EBS Master LLC	4,007	7,099
Impairment of auction rate securities	(60,108)	—
Other (expense) income, net	(4,194)	426

Income from continuing operations	459,589	687
Income from discontinued operations, net of tax	3,569	5,015

Net income	$463,158	$5,702

The following discussion is a comparison of the results of operations for our WebMD Segments and Corporate segments for the three months ended March 31, 2008 to the three months ended March 31, 2007.

WebMD Online Services.  Revenue was $78,405 for the three months ended March 31, 2008, an increase of $9,985 or 14.6% compared to the prior year period. Advertising and sponsorship revenue increased $8,644 or 18.2% compared to the prior year period. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites. The number of such programs grew to approximately 600 compared to approximately 500 last year. In general, pricing remained relatively stable for WebMD’s advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $1,808 or 9.0% compared to the prior year period. This increase was due to an increase in the number of companies using WebMD’s private portal platform to 122 from 103 last year. In general, pricing remained relatively stable for WebMD’s private portal licenses and was not a significant source of the revenue increase. WebMD also had approximately 140 additional customers who purchase stand-alone decision support services from them. Content syndication and other revenue decreased to $417 for the three months ended March 31, 2008 from $884 in the prior year period, primarily as a result of the completion of certain contracts and WebMD’s decision not to seek new content syndication business.

WebMD Online Services earnings before interest, taxes, non-cash and other items was $16,531 or 21.1% of revenue for the three months ended March 31, 2008, compared to $12,992 or 19.0% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in WebMD’s public portals as well as the increase in companies using WebMD’s private online portal without incurring a proportionate increase in overall expenses.

WebMD Publishing and Other Services.  Revenue was $3,277 for the three months ended March 31, 2008, a decrease of $247 or 7.0% in the prior year period. The decrease was primarily attributable to $570 of lower advertising revenue in The Little Blue Book, offset by $323 of higher advertising revenue in WebMD the Magazine.

WebMD Publishing and Other Services loss before interest, taxes, non-cash and other items was $754 or 23.0% of revenue for the three months ended March 31, 2008, compared to $358 or 10.2% of revenue in the prior year period. This change was primarily attributable to a change in mix of revenues. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

Corporate.  Corporate includes costs and expenses for functions not directly managed by our segments, including the Porex and ViPS segments which are reflected within discontinued operations. Corporate expenses decreased to $5,059, or 6.2% of consolidated revenue for the three months ended March 31, 2008, compared to $6,726, or 9.4% of revenue for the prior year period. The decrease in our Corporate segment, in whole dollars, is due to lower personnel and other costs and expenses associated with our overall management of HLTH and subsidiaries, which includes certain insurance, professional and information technology costs. These lower costs and expenses were attributable to the sales of EPS and EBS during the third and fourth quarters of 2006. Offsetting the reduction in expenses is a net reduction of transaction service income of approximately $2,400 when comparing the three months ended March 31, 2008 to the same period in 2007. The transition services agreement with Sage Software was terminated during the fourth quarter of 2007, therefore, net transaction services fees are for services related to EBSCo for the three months ended March 31, 2008.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents certain services provided by the WebMD Segments to our Corporate segment.

Liquidity and Capital Resources

Cash provided by operating activities from our continuing operations was $46,118 for the three months ended March 31, 2008, compared to cash used in operating activities from our continuing operations of $24,020 for the prior year period. The $70,138 increase in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to higher estimated tax payments during the three months ended March 31, 2007, as compared to the three months ended March 31, 2008 as a result of the sale of 52% of our EBS segment which occurred during the later part of 2006. Additionally, while we accrued estimated taxes in connection with the 2008 EBSCo Sale that occurred in February 2008, we did not yet pay the full amount of these taxes as of March 31, 2008, which is expected to be paid during 2008. In addition, the increase in cash provided by operating activities from continuing operations is due to the timing of the cutoff of certain accruals and the billing and collections of receivables of our WebMD Segments and the receipt of $14,625 of insurance settlements related to our Director and Officer insurance policies.

Cash provided by investing activities from our continuing operations was $524,836 for the three months ended March 31, 2008, compared to $19,799 for the prior year period. Cash provided by investing activities from our continuing operations for the three months ended March 31, 2008 included $574,617 of proceeds received from the 2008 EBSCo Sale, as well as the $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the later part of 2006. Also included in cash provided by investing activities from our continuing operations for the three months ended March 31, 2008 is net disbursements of $72,632 from purchases, net of maturities and sales, of available for sale securities, compared to $1,990 of proceeds from maturities and sales, net of purchases, in the prior year period. Cash provided by investing activities for the three months ended March 31, 2007, included $19,691 of repayment of advances to EBSCo, which primarily consisted of $10,000 advanced to EBSCO at closing on November 16, 2006 to support working capital needs and $10,106 of expenses paid by us on EBSCo’s behalf through December 31, 2006.

Cash provided by financing activities from our continuing operations was $1,777 for the three months ended March 31, 2008, compared to $52,082 for the prior year period. Cash provided by financing activities for the three months ended March 31, 2008 and 2007 principally related to proceeds of $1,777 and $63,404, respectively, from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options, partially offset by the repurchases of HLTH Common Stock for $11,322 in the prior year period.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the ViPS and Porex segments and the ACS/ACP Business. Our cash flows provided by operating activities from discontinued operations for the three months ended March 31, 2008 included $2,557 and $457 related to our ViPS and Porex segments, respectively, while cash flows provided by operating activities from discontinued operations for the three months ended March 31, 2007 included $3,245, $3,413 and $54 related to our ViPS segment, Porex segment and the ACS/ACP Business, respectively. Also included in cash flows from discontinued operations used in operating activities for the three months ended March 31, 2008 is $6,765 in payments made in connection with legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

As of March 31, 2008, we had approximately $1.1 billion in consolidated cash and cash equivalents, and we owned investments in auction rate securities with a face value of $362,950 and a fair value of $302,842. While liquidity for our ARS investments is currently limited, HLTH and WebMD recently entered into non-recourse credit facilities with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities” and “— Introduction — Other Recent Transactions — Credit Facilities” above.

Our liquidity during 2008 is expected to be significantly impacted as a result of the planned WHC Merger, and also as a result of the planned divestitures of ViPS and Porex, see “— Introduction — Pending Corporate Transactions — Merger with WHC” above. The planned merger with WebMD will result in the payment of up to $6.89 in cash for each outstanding share of HLTH Common Stock as of the closing date of the merger. We expect the combined company to use available cash on hand, as well as cash proceeds to be received from the divestitures of Porex and ViPS to fund the cash portion of the merger consideration. Additionally, if either Porex or ViPS has not been sold at the time the WHC Merger is ready to be consummated, WebMD could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the merger, or could draw proceeds from the non-recourse credit facilities we entered into with Citigroup.

We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements, for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (which we refer to as the FASB) issued FASB Staff Position (which we refer to as FSP) Accounting Principles Board (which we refer to as APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 would have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on the results of operations and earnings per share. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (which we refer to as SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that this FSP will have on our operations, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (which we refer to as SFAS 160). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. We are currently evaluating the impact that SFAS 160 will have on its operations, financial position and cash flows.

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

WebMD faces significant competition for its products and services

The markets in which WebMD operates are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	WebMD’s public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. WebMD competes for users with online services and Web sites that provide health-related information, including commercial sites as well as public sector and not-for-profit sites. WebMD competes for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites.

•	WebMD’s private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	WebMD’s offline publications compete with numerous other offline publications, some of which have better access to traditional distribution channels than WebMD has, and also compete with online information sources.

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

WebMD’s online businesses have a limited operating history

WebMD’s online businesses have a limited operating history and participate in relatively new markets. These markets, and WebMD’s online businesses, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that WebMD’s businesses will continue to be profitable.

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

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter

WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in WebMD’s control, and some of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship programs are for terms of approximately four to twelve months. WebMD has relatively few longer term advertising and sponsorship programs. In addition, WebMD has recently noted a trend, among some of its advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past. We cannot assure you that WebMD’s current advertisers and sponsors will continue to use its services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

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

Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing additional ACCME standards), it would not be permitted to accredit ACCME activities for physicians and other healthcare professionals. Instead, it would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential sponsors from engaging Medscape to develop CME or education-related activities, which could have a material adverse effect on our business.

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

Porex’s manufacturing of medical devices is subject to extensive regulation by the U.S. Food and Drug Administration and its failure to meet strict regulatory requirements could require it to pay fines, incur other costs or close facilities

Porex’s Surgical Products Group manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants used in craniofacial applications and post-surgical drains. In addition, Porex manufactures and markets blood serum filters as a medical device for use in laboratory applications. These products are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. In addition, the Porex facilities and manufacturing techniques used for manufacturing medical devices generally must conform to standards that are established by the FDA and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of such facilities or processes to monitor Porex’s compliance with applicable regulatory standards. If the FDA finds that Porex has failed to comply with applicable regulations, the agency can institute a wide variety of enforcement actions, including: warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution. Any adverse action by an applicable regulatory agency could impair Porex’s ability to produce its medical device products in a cost-effective and timely manner in order to meet customer demands. Porex may also be required to bear other costs or take other actions that may have a negative impact on its future sales of such products and its ability to generate profits.

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

We will incur significant additional non-cash interest expense upon the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

On May 9, 2008, the Financial Accounting Standard Board (or FASB) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that will significantly impact the accounting for convertible debt when it is adopted during the first quarter of 2009. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be an adverse impact on our results of operations and earnings per share and that impact could be material.

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

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of March 31, 2008, HLTH had a total of approximately $362.9 million (face value) of investments in certain auction rate securities (ARS) of which $168.4 million (face value) relate to WHC. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

Recent negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. As a result, HLTH has determined that the fair value of the ARS, as of March 31, 2008, was $302.8 million. Accordingly, HLTH recorded an impairment charge of $60.1 related to these securities in its results for the quarter ended March 31, 2008. In the event HLTH or WHC needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, HLTH and/or WHC would incur a loss on any such sales.

The WHC Merger will result in a substantial increase in the number of shares of WHC Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the WHC Merger

Upon completion of the WHC Merger, shares of HLTH Common Stock will be converted into the right to receive cash and shares of WHC Common Stock. Although the WHC Merger is expected to reduce the total number of outstanding shares of WHC Common Stock, the WHC Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WHC Class B Common Stock are held by HLTH and do not trade in the public markets. As of March 31, 2008, approximately 9,150,000 shares of WHC Class A Common Stock (the class traded publicly) were outstanding. In the WHC Merger, the WHC Class B Common Stock will be extinguished, but more than 36,000,000 new shares of WHC Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of March 31, 2008, the fair market value of our auction rate securities was $302.8 million. However, the fair values of our cash and money market investments, which approximate $1.1 billion at March 31, 2008 are not subject to changes in interest rates.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

HLTH and WHC have each entered into a non-recourse credit facility (each a “Credit Facility”) from Citigroup secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. No borrowings have been made under either Credit Facility to date.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, certain of our Porex subsidiaries (currently reflected as discontinued operations) are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains were $3.4 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of March 31, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

1/01/08 - 1/31/08	—	$—	—	$41,553,120
2/01/08 - 2/29/08	23,739	$11.81	—	$41,553,120
3/01/08 - 3/31/08	—	$—	—	$41,553,120

Total	23,739	$11.81	—	$41,553,120

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: May 12, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.2		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WebMD Health Corp. on May 7, 2008)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH Corporation, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)
3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.1**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to WebMD Health Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

E-1