Form 10-Q
period 2008-06-30
HLTH CORP
filed 2008-08-11
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes ☐     No ☑

As of August 5, 2008, there were 184,375,049 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2008

WebMD®, WebMD Health®, CME Circle®, eMedicine®, MedicineNet®, Medscape®, MEDPOR®, Medsite®, POREX®, RxList®, Subimo®, Summex®, theheart.org® and The Little Blue Booktm are among the trademarks of HLTH Corporation or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,123,899	$536,879
Short-term investments	304,325	290,858
Accounts receivable, net of allowance for doubtful accounts of $1,091 at June 30, 2008 and $1,165 at December 31, 2007	68,865	86,081
Due from EBS Master LLC	69	1,224
Prepaid expenses and other current assets	24,331	71,090
Assets of discontinued operations	268,046	262,964

Total current assets	1,789,535	1,249,096
Marketable equity securities	2,543	2,383
Property and equipment, net	48,491	49,554
Goodwill	214,475	217,323
Intangible assets, net	31,323	36,314
Investment in EBS Master LLC	—	25,261
Other assets	62,330	71,466

TOTAL ASSETS	$2,148,697	$1,651,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$44,807	$49,598
Deferred revenue	87,401	76,401
Liabilities of discontinued operations	124,788	123,131

Total current liabilities	256,996	249,130
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	21,332	21,137
Minority interest in WHC	135,416	131,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,916,272 shares issued at June 30, 2008; 457,803,361 shares issued at December 31, 2007	46	46
Additional paid-in capital	12,492,931	12,479,574
Treasury stock, at cost; 274,802,648 shares at June 30, 2008; 275,786,634 shares at December 31, 2007	(2,561,405)	(2,564,948)
Accumulated deficit	(8,860,457)	(9,320,748)
Accumulated other comprehensive income	13,838	5,853

Total stockholders’ equity	1,084,953	599,777

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,148,697	$1,651,397

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$89,136	$77,197	$170,818	$149,078
Costs and expenses:
Cost of operations	32,763	28,997	64,333	57,615
Sales and marketing	25,460	21,929	51,290	44,799
General and administrative	23,181	26,950	44,325	55,393
Depreciation and amortization	7,315	7,239	14,203	13,564
Interest income	8,062	10,100	19,998	19,774
Interest expense	4,628	4,616	9,235	9,325
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	60,108	—
Other (expense) income, net	(666)	1,396	(4,810)	4,278

Income (loss) from continuing operations before income tax provision	3,185	(1,038)	480,536	(7,566)
Income tax provision	1,330	1,658	26,944	1,427
Minority interest in WHC income (loss)	1,071	843	(2,774)	958
Equity in earnings of EBS Master LLC	—	7,575	4,007	14,674

Income from continuing operations	784	4,036	460,373	4,723
Loss from discontinued operations, net of tax	(3,651)	(49,499)	(82)	(44,484)

Net (loss) income	$(2,867)	$(45,463)	$460,291	$(39,761)

Basic (loss) income per common share:
Income from continuing operations	$0.00	$0.02	$2.52	$0.03
Loss from discontinued operations	(0.02)	(0.27)	(0.00)	(0.25)

Net (loss) income	$(0.02)	$(0.25)	$2.52	$(0.22)

Diluted (loss) income per common share:
Income from continuing operations	$0.00	$0.02	$2.04	$0.02
Loss from discontinued operations	(0.02)	(0.26)	(0.00)	(0.23)

Net (loss) income	$(0.02)	$(0.24)	$2.04	$(0.21)

Weighted-average shares outstanding used in computing (loss) income per common share:
Basic	182,622	180,219	182,399	178,115

Diluted	186,243	191,032	228,209	188,693

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$460,291	$(39,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	82	44,484
Depreciation and amortization	14,203	13,564
Minority interest in WHC (loss) income	(2,774)	958
Equity in earnings of EBS Master LLC	(4,007)	(14,674)
Amortization of debt issuance costs	1,490	1,447
Non-cash advertising	1,558	2,320
Non-cash stock-based compensation	12,443	16,961
Deferred income taxes	5,556	1,041
Gain on sale of EBS Master LLC and 2006 EBS Sale	(538,024)	(399)
Impairment of auction rate securities	60,108	—
Changes in operating assets and liabilities:
Accounts receivable	17,216	7,976
Prepaid expenses and other, net	21,090	1,128
Accrued expenses and other long-term liabilities	(3,695)	(44,070)
Deferred revenue	11,000	10,576

Net cash provided by continuing operations	56,537	1,551
Net cash (used in) provided by discontinued operations	(343)	17,429

Net cash provided by operating activities	56,194	18,980
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	106,586	194,096
Purchases of available-for-sale securities	(177,150)	(388,942)
Purchases of property and equipment	(6,985)	(10,217)
Proceeds related to sales of EBS, EPS and ACS/ACP, net of expenses	598,935	2,898
Decrease in net advances to EBS Master LLC	1,155	19,730
Other	148	—

Net cash provided by (used in) continuing operations	522,689	(182,435)
Net cash used in discontinued operations	(3,144)	(2,341)

Net cash provided by (used in) investing activities	519,545	(184,776)
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	9,644	103,263
Purchases of treasury stock under repurchase program	—	(42,906)
Other	(80)	457

Net cash provided by continuing operations	9,564	60,814
Net cash used in discontinued operations	(76)	(101)

Net cash provided by financing activities	9,488	60,713
Effect of exchange rates on cash	1,793	361

Net increase (decrease) in cash and cash equivalents	587,020	(104,722)
Cash and cash equivalents at beginning of period	536,879	614,691

Cash and cash equivalents at end of period	$1,123,899	$509,969

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

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of June 30, 2008, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.3% of the total outstanding Class A Common Stock (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of June 30, 2008, 96.2% of the combined voting power of WHC’s outstanding Common Stock.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, which are included in the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2008.

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

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. WebMD’s advertising and sponsorship revenue within the WebMD Online Services segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of WebMD’s revenue in this segment being recognized in the second and third quarter of each calendar year.

Net (Loss) Income Per Common Share

Basic (loss) income per common share and diluted (loss) income per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock. Diluted (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive. Additionally, for purposes of calculating diluted (loss) income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WHC’s net income (loss) otherwise retained by the Company. The following table presents the calculation of basic and diluted (loss) income per common share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Income from continuing operations	$784	$4,036	$460,373	$4,723
Convertible redeemable exchangeable preferred stock fee	—	86	—	174

Income from continuing operations — Basic	784	4,122	460,373	4,897
Interest expense on convertible notes, net of tax	—	—	5,545	—
Effect of WHC dilutive securities	(123)	(194)	(123)	(222)

Income from continuing operations — Diluted	$661	$3,928	$465,795	$4,675

Loss from discontinued operations, net of tax — Basic and Diluted	$(3,651)	$(49,499)	$(82)	$(44,484)

Denominator:
Common stock	182,622	169,745	182,399	167,559
Convertible redeemable exchangeable preferred stock	—	10,474	—	10,556

Weighted-average shares — Basic	182,622	180,219	182,399	178,115
Employee stock options, restricted stock and warrants	3,621	10,813	3,794	10,578
Convertible notes	—	—	42,016	—

Adjusted weighted-average shares after assumed conversions — Diluted	186,243	191,032	228,209	188,693

Basic (loss) income per common share:
Income from continuing operations	$0.00	$0.02	$2.52	$0.03
Loss from discontinued operations	(0.02)	(0.27)	(0.00)	(0.25)

Net (loss) income	$(0.02)	$(0.25)	$2.52	$(0.22)

Diluted (loss) income per common share:
Income from continuing operations	$0.00	$0.02	$2.04	$0.02
Loss from discontinued operations	(0.02)	(0.26)	(0.00)	(0.23)

Net (loss) income	$(0.02)	$(0.24)	$2.04	$(0.21)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, restricted stock and stock options, from the calculation of diluted (loss) income per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted (loss) income per common share during the periods presented (shares in thousands):

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Options, restricted stock and warrants	34,772	18,297	34,916	19,735
Convertible notes	42,015	42,015	—	42,015

	76,787	60,312	34,916	61,750

Income Taxes

The income tax provision of $1,330 and $26,944 for the three and six months ended June 30, 2008, respectively, and $1,658 and $1,427 for the three and six months ended June 30, 2007, respectively, represents taxes for federal, state and other jurisdictions. The Company recorded an income tax benefit related to discontinued operations of $3,580 and $670 for the three and six months ended June 30, 2008, respectively, and an income tax benefit of $583 and provision of $638 for the three and six months ended June 30, 2007, respectively, included in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations. While the majority of the gain on the 2008 EBSCo Sale (as defined in Note 3) was offset by net operating loss carryforwards, certain AMT and other state taxes were not offset resulting in a provision of approximately $24,000 for the six months ended June 30, 2008. The income tax provision for the six months ended June 30, 2008 excludes a benefit for the impairment of auction rate securities, as it is currently not deductible for tax purposes.

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 would have no impact on the Company’s actual past or future cash flows, it will require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on the results of operations and earnings per share. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on its operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its operations, financial position and cash flows.

2.	Discontinued Operations

ViPS and Porex

In November 2007, the Company announced its intention to propose a transaction that would allow HLTH’s stockholders to participate more directly in the ownership of WHC stock. Also at that time, the Company announced its intention to explore potential sales transactions for its ViPS and Porex businesses, as the cash proceeds from the potential sales of ViPS and Porex would partially fund the cash necessary to consummate the potential transaction with WHC.

In February 2008, the Company announced the WHC Merger (as defined in Note 4) and its intention to divest the ViPS and Porex segments. These divestitures are not dependent on the WHC Merger and do not require shareholder approval. The ViPS segment was sold on July 22, 2008 for $224,842 in cash (see Note 14) and the Company expects the disposal of the Porex entity will be completed within one year. As a result, the financial information of these businesses has been reclassified to discontinued operations in the accompanying consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ViPS

Summarized operating results for ViPS for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statement of Operations Data:
Revenue	$26,222	$25,885	$52,205	$52,544
Earnings before taxes	5,000	1,531	7,851	2,799

The major classes of assets and liabilities of ViPS as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$18,013	$17,240
Property and equipment, net	4,896	4,020
Goodwill	71,253	71,253
Intangible assets, net	46,280	47,815
Deferred tax asset	804	804
Other assets	3,189	2,833

Total Assets	$144,435	$143,965

Liabilities of discontinued operations:
Accounts payable	$1,419	$1,599
Accrued expenses and other	4,880	4,370
Deferred revenue	10,516	10,982
Deferred tax liability	16,828	16,924

Total Liabilities	$33,643	$33,875

Porex

Summarized operating results for Porex for the three and months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statement of Operations Data:
Revenue	$24,626	$25,003	$48,387	$47,712
Earnings before taxes	4,525	5,743	8,001	10,767

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of Porex as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$14,548	$12,922
Inventory	13,080	11,772
Property and equipment, net	22,105	21,176
Goodwill	43,608	43,283
Intangible assets, net	24,827	24,872
Deferred tax asset	1,420	1,420
Other assets	4,023	3,554

Total Assets	$123,611	$118,999

Liabilities of discontinued operations:
Accounts payable	$1,716	$1,533
Accrued expenses and other	6,564	7,785
Deferred tax liability	24,573	24,375

Total Liabilities	$32,853	$33,693

ACS/ACP Business

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received during the quarter ended March 31, 2008 and the remaining $1,075 to be received during the quarter ending September 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,571 in the three months ended December 31, 2007. Summarized operating results for the discontinued operations of the ACS/ACP Business for the three and six months ended June 30, 2007 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Statement of Operations Data:
Revenue	$1,209	$2,227
Earnings before taxes	249	220

EPS

On September 14, 2006, the Company completed the sale (the “EPS Sale”) of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now nine, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 12, “Commitments and Contingencies.” In connection with the sale of EPS, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information it had recently received at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded a pre-tax charge of $57,774, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007, the Company updated the estimate of the range of its indemnification obligation, and as a result, recorded an additional pre-tax charge of $15,573, which reflects the increase in the low end of the probable range of costs related to this matter. The Company has recently been informed that a trial date has been set for February 2, 2009. Based on this date and other information recently received, the Company has updated its estimates of the probable range of future costs with respect to this matter which are estimated to be approximately $58,300 to $81,000, as of June 30, 2008 which includes costs that have been incurred prior to, but were not yet paid as of June 30, 2008. During the three months ended June 30, 2008, the Company recorded a pre-tax charge of $16,980 which reflects an increase of the accrual to the low end of this probable range of future costs related to this matter because no estimate within the range was a better estimate than any other amount. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $58,292 and $55,563 as of June 30, 2008 and December 31, 2007, respectively, and is reflected as liabilities of discontinued operations in the accompanying consolidated balance sheets.

3.	Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in EBS (“2006 EBS Sale”) to an affiliate of General Atlantic LLC (“GA”). The 2006 EBS Sale was structured so that the Company and GA each own interests in a limited liability company, EBS Master LLC (“EBSCo”), which owns the entities comprising EBS through a wholly owned limited liability company, Emdeon Business Services LLC. During the three months ended June 30, 2007, the Company recognized a gain of $399 which related to the finalization of the working capital adjustment in connection with the 2006 EBS Sale.

Beginning on November 17, 2006, the Company’s remaining 48% ownership interest in EBSCo was reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method and the Company’s share of EBSCo’s net earnings was reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations through February 8, 2008.

On February 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and simultaneously completed the sale of its 48% minority ownership interest in EBSCo (the “2008 EBSCo Sale”) for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the 2008 EBSCo Sale, the Company recognized a gain of $538,024. The Company expects to utilize a portion of its federal net operating loss carryforwards to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale.

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations for the three and six months ended June 30, 2007 and

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the period January 1, 2008 through February 8, 2008, the closing date of the 2008 EBSCo Sale. The difference between the equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations and 48% of the net income of EBSCo is principally due to the amortization of the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo for the period January 1, 2008 through February 8, 2008 and for the three and six months ended June 30, 2007:

	For the Period
	January 1, 2008 to	Three Months Ended	Six Months Ended
	February 8, 2008	June 30, 2007	June 30, 2007

Statement of Operations Data:
Revenue	$94,481	$201,226	$399,635
Cost of operations	44,633	94,889	186,074
Net income	5,551	8,523	16,799

4.	Pending Merger with WHC

On February 20, 2008, the Company and WHC entered into a Merger Agreement, pursuant to which the Company will merge into WHC (the “WHC Merger”), with WHC continuing as the surviving corporation. The Merger Agreement was amended on May 6, 2008 as described below. In the WHC Merger, each outstanding share of the Company’s Common Stock will be converted into the following (“Merger Consideration”): 0.1979 shares of WHC Common Stock and between $6.63 and $6.89 in cash (a portion of which may, instead, be paid in 11% redeemable notes as described below), with the actual amount depending on whether the Company sells certain auction rate securities (“ARS”) that it owns and, if so, the amount of the proceeds that it receives. The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by the Company and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between the Company and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC, based on the recommendations of the Special Committee, and by the Board of the Company.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and the Company, and proceeds from the Company’s anticipated sale of its Porex business. If Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of the Company in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of Porex. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger is subject to: the Company and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale of the Company’s ARS holdings (or the availability of certain alternatives described below); and other customary closing conditions. The Company, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger. On July 22, 2008, the Company completed the sale of its ViPS business, which satisfied one of the original closing conditions of the WHC Merger.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the WHC Merger, WHC as the surviving corporation, will assume the obligations of the Company under the Company’s 3 1/8% Convertible Notes due September 1, 2025 and the Company’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Convertible Notes”). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of the Company’s Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of the Company’s Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of the Company’s Common Stock into which such Convertible Notes would have been convertible.

On May 6, 2008, the Company and WHC entered into an amendment (the “Amendment”) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the credit facility that the Company has entered into, which is described in Note 9. Under the Merger Agreement, as amended, the Company is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the credit facility, is equal to 75% of the face amount of the ARS investments held by the Company at the effective time of the Merger or if the Company would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the WHC Merger, as contemplated by the Amendment, would be $48,075 (which is 25% of the face amount of the Company’s ARS holdings as of the date of this Quarterly Report, excluding WHC’s ARS holdings), or approximately $0.26 per share (based on the number of shares of the Company’s Common Stock outstanding as of the date of this Quarterly Report). To the extent that the Company, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS holdings that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of the Company and WHC and by a Special Committee of the Board of Directors of WHC.

On June 18, 2008, the Company received a letter from a law firm purporting to represent certain purported holders of the Company’s 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) enclosing a purported “notice of default” (the “Notice Letter”). The Notice Letter, which was also sent to the Indenture Trustee, expresses the view that a default under the Indenture for the 3 1/8% Notes has occurred because of (i) the Company’s stated intention not to issue a change-of-control notice to the Notes’ holders in connection with the proposed WHC Merger, and (ii) the Company’s stated intention not to adjust the 3 1/8% Notes’ conversion rate under Section 10.06(c) of the Indenture following the proposed WHC Merger.

The Company believes that the Notice Letter is without merit and defective for several reasons including, without limitation, the following:

•	the WHC Merger will not constitute a change of control under the Indenture because WHC is a majority-owned subsidiary of HLTH Corporation, and the Indenture expressly excludes mergers between HLTH Corporation and any of its subsidiaries from the “change-in-control” definition;

•	the WHC Merger will not trigger a conversion-rate adjustment under Section 10.06(c) of the Indenture because: Section 10.06(c) applies specifically to “distributions,” not to merger consideration, even if it is paid in cash; and holders of the 3 1/8% Notes will be entitled to a conversion-rate adjustment under Section 10.13 of the Indenture which, unlike Section 10.06(c), explicitly provides the mechanism for adjusting the conversion rate in the event of a merger, including for merger consideration paid in cash; and

•	any “notice of default” related to the Proposed Merger’s effect on the 3 1/8% Notes is premature under the Indenture’s terms because the Company continues to be in compliance with its obligations under the terms of the Indenture.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is not in default under the Indenture and will vigorously contest any attempt to declare an event of default under the Indenture based on the allegations set forth in the Notice Letter. The Company does not expect the Notice Letter to affect its ability to complete the proposed WHC Merger or the timing thereof.

5.  WebMD Health Corp.

Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues its Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of WHC Class A Common Stock resulted in an aggregate gain to equity of $1,190 and $1,947 during the three and six months ended June 30, 2008, respectively, related to the exercise of stock options and the release of restricted stock awards. As a result, the Company’s ownership in WHC decreased to 83.3% as of June 30, 2008, from 83.5% as of December 31, 2007 (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC).

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue represents certain services provided by the WebMD Online Services segment and WebMD Publishing and Other Services segment (“WebMD Segments”) to the Corporate segment. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services, related to the WHC Merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale; and the impairment charge related to the Company’s auction rate securities.

Reclassification of Segment Information.  As a result of the Company’s intention to divest the ViPS and Porex segments and due to the December 31, 2007 sale of WHC’s ACS/ACP business, the financial information for these businesses has been reclassified to discontinued operations for the current and prior year periods. As a result of the discontinued operations presentation for ViPS and Porex, the Company’s only remaining operating segment would have been WebMD. Accordingly, the Company expanded its segment disclosure for WebMD to provide additional information related to the WebMD Online Services segment and the WebMD Publishing and Other Services segment. This additional information for WebMD has been provided for all periods presented.

The WebMD Segments and Corporate segment are described as follows:

•	WebMD Online Services provides health information services to consumers, physicians, healthcare professionals, employees and health plans through its public and private online portals. WebMD’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases and conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education credit and communicate with peers. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services publishes The Little Blue Book, a physician directory, and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD also published medical reference textbooks until it divested this business on December 31, 2007. See Note 2 for further details.

•	Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of the Company’s segments or by the Porex and ViPS businesses included in discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $861 and $1,734 for the three and six months ended June 30, 2008, respectively, and $821 and $1,625 for the three and six months ended June 30, 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the 2006 EBS Sale and EPS Sale, the Company entered into transition services agreements whereby the Company provided EBSCo and Sage Software certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to EBSCo and Sage Software, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are solely for services related to EBSCo for the three and six months ended June 30, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the WebMD Segments and Corporate segment and a reconciliation to income from continuing operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$62,383	$52,436	$118,448	$99,857
Licensing	21,866	19,799	43,789	39,914
Content syndication and other	345	653	762	1,537

Total WebMD Online Services	84,594	72,888	162,999	141,308
WebMD Publishing and Other Services	4,582	4,382	7,859	7,906
Inter-segment eliminations	(40)	(73)	(40)	(136)

	$89,136	$77,197	$170,818	$149,078

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$18,800	$14,042	$35,331	$27,034
WebMD Publishing and Other Services	1,027	863	273	505
Corporate	(5,573)	(6,337)	(10,632)	(13,063)

	14,254	8,568	24,972	14,476
Interest, taxes, non-cash and other items
Interest income	8,062	10,100	19,998	19,774
Interest expense	(4,628)	(4,616)	(9,235)	(9,325)
Income tax provision	(1,330)	(1,658)	(26,944)	(1,427)
Depreciation and amortization	(7,315)	(7,239)	(14,203)	(13,564)
Non-cash stock-based compensation	(6,471)	(7,779)	(12,443)	(16,961)
Non-cash advertising	—	—	(1,558)	(2,320)
Minority interest in WHC	(1,071)	(843)	2,774	(958)
Equity in earnings of EBS Master LLC	—	7,575	4,007	14,674
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	(60,108)	—
Other (expense) income, net	(717)	(72)	(4,911)	354

Income from continuing operations	784	4,036	460,373	4,723
Loss from discontinued operations, net of tax	(3,651)	(49,499)	(82)	(44,484)

Net (loss) income	$(2,867)	$(45,463)	$460,291	$(39,761)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, WHC has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintained an Employee Stock Purchase Plan, through April 30, 2008, which provided employees with the ability to buy shares of HLTH Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

The Company had an aggregate of 5,784,648 shares of HLTH Common Stock available for future grants under the Plans as of June 30, 2008. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At June 30, 2008, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	47,293,577	$14.35
Granted	120,000	13.40
Exercised	(934,861)	7.78
Cancelled	(685,891)	17.00

Outstanding at June 30, 2008	45,792,825	$14.45	3.3	$37,937

Vested and exercisable at the end of the period	40,736,973	$14.97	2.8	$30,802

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on June 30, 2008, which was $11.32, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 30, 2008.

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

	Six Months Ended
	June 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.33	0.31
Risk-free interest rate	2.82%	4.76%
Expected term (years)	3.81	3.94
Weighted average fair value of options granted during the period	$3.92	$3.95

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	1,240,297	$10.74
Vested	(141,767)	9.26
Forfeited	(35,617)	11.26

Balance at June 30, 2008	1,062,913	$10.93

Proceeds received from the exercise of options to purchase HLTH Common Stock were $5,689 and $7,277 for the three and six months ended June 30, 2008, respectively, and $38,146 and $98,814 for the three and six months ended June 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $2,952 and $5,327 for the three and six months ended June 30, 2008, respectively, and $13,811 and $50,932 for the three and six months ended June 30, 2007, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,578,530 shares of Class A Common Stock available for future grants under the WebMD Plans at June 30, 2008.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	416,250	33.49
Exercised	(136,558)	17.51
Cancelled	(292,027)	29.78

Outstanding at June 30, 2008	5,008,216	$28.20	7.9	$27,506

Vested and exercisable at the end of the period	1,434,369	$23.66	7.5	$10,441

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on June 30, 2008, which was $27.90, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 30, 2008.

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

	Six Months Ended
	June 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.43	0.47
Risk-free interest rate	2.40%	4.73%
Expected term (years)	3.27	3.36
Weighted average fair value of options granted during the period	$11.02	$18.64

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	307,722	$29.46
Granted	4,000	35.22
Vested	(13,212)	44.91
Forfeited	(12,500)	21.86

Balance at June 30, 2008	286,010	$29.16

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $1,803 and $2,392 for the three and six months ended June 30, 2008, respectively, and $1,265 and $5,723 for the three and six months ended June 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $1,499 and $2,470 for the three and six months ended June 30, 2008, respectively, and $2,045 and $7,088 for the three and six months ended June 30, 2007, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allowed eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. The ESPP provided for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 49,125 and 34,610 shares issued under the ESPP during the three and six months ended June 30, 2008 and 2007, respectively. In accordance with the WHC Merger, the ESPP was terminated after the purchase period that ended on April 30, 2008.

Other

At the time of the WHC initial public offering and each year on the anniversary of the initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded stock-based compensation expense of $85 during the three months ended June 30, 2008 and 2007 and $170 during the six months ended June 30, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded stock-based compensation expense of $279 for the three months ended June 30, 2008 and 2007, and $558 and $536 for the six months ended June 30, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

HLTH Plans:
Stock options	$1,672	$2,993	$3,616	$6,249
Restricted stock	1,355	1,104	2,728	3,126
WHC Plans:
Stock options	2,770	3,272	5,176	7,292
Restricted stock	640	777	804	1,609
Employee Stock Purchase Plan	5	44	51	85
Other	375	364	725	706

Total stock-based compensation expense	$6,817	$8,554	$13,100	$19,067

Included in:
Cost of operations	$826	$984	$1,945	$2,562
Sales and marketing	1,264	1,379	2,402	2,637
General and administrative	4,381	5,416	8,096	11,762
Equity in earnings of EBS Master LLC	—	211	—	799

Income from continuing operations	6,471	7,990	12,443	17,760
Income from discontinued operations	346	564	657	1,307

Total stock-based compensation expense	$6,817	$8,554	$13,100	$19,067

As of June 30, 2008, approximately $17,319 and $34,122 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.9 years and 1.3 years, related to the HLTH Plans and the WebMD Plans, respectively.

8.	Stockholders’ Equity

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of HLTH Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of June 30, 2008 and 2007, respectively, the Company had repurchased 4,280,931 and 3,949,970 shares at an aggregate cost of approximately $58,447 and $54,230 under the Program. No shares were repurchased during the six months ended June 30, 2008. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

9.	Fair Value of Financial Instruments and Credit Facilities

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

The Company did not have any Level 2 assets as of June 30, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured at fair value as of June 30, 2008:

	Level 1	Level 3	Total

Auction rate securities	$—	$297,970	$297,970
Equity securities	2,543	—	2,543

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets which consist of the Company’s ARS:

Balance as of January 1, 2008	$—
Transfers to Level 3	363,700
Redemptions	(2,603)
Impairment charge included in earnings	(60,108)
Unrealized loss included in other comprehensive income	(3,019)

Fair value as of June 30, 2008	$297,970

The Company holds investments in ARS which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31,

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company concluded the fair value of its ARS holdings was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC). The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

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

During the three and six months ended June 30, 2008, the Company received $2,050 (of which $950 relates to WHC) and $2,800 (of which $1,700 relates to WHC), respectively, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of June 30, 2008, the total face value of the Company’s ARS holdings was $360,900, of which $167,500 relates to WHC. During the three months ended June 30, 2008, the Company reduced the carrying value of its ARS holdings by $3,019. The Company assessed this decline in fair market value to be temporary and, therefore, recorded this decline as unrealized loss in other comprehensive income in the accompanying consolidated balance sheet.

The Company continues to monitor the market for ARS as well as the individual ARS holdings it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

Credit Facilities

On May 6, 2008, the Company and WHC each entered into a non-recourse credit facility (each a “Credit Facility”) with Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow the Company and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The Credit Facilities are each governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed. No borrowings have been made under either Credit Facility to date. The Company and WHC can each make borrowings under the Credit Facility until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

10.	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments and certain changes in equity that are excluded from net (loss) income, such as changes in unrealized holding gains and losses on

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available-for-sale marketable securities and 48% of the comprehensive income (loss) of EBSCo. The following table presents the components of other comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Foreign currency translation (losses) gains	$(66)	$400	$3,288	$837
Unrealized holding (losses) gains on securities	(2,282)	624	(2,629)	534
EBSCo interest rate swap agreement	—	3,496	7,326	3,489

Other comprehensive (loss) income	(2,348)	4,520	7,985	4,860
Net (loss) income	(2,867)	(45,463)	460,291	(39,761)

Comprehensive (loss) income	$(5,215)	$(40,943)	$468,276	$(34,901)

Included in comprehensive (loss) income for the three and six months ended June 30, 2007 is the Company’s share of unrealized gains on the fair value of EBSCo’s interest rate swap agreements, and for the six months ended June 30, 2008 is the reversal, in connection with the 2008 EBSCo Sale, of the net cumulative loss related to these agreements.

Deferred taxes are not included within accumulated other comprehensive income because a valuation allowance was maintained for substantially all net deferred tax assets.

Accumulated other comprehensive income includes:

	June 30, 2008	December 31, 2007

Unrealized holding (losses) gains on securities	$(1,719)	$910
Foreign currency translation gains	15,557	12,269
Comprehensive loss of EBSCo	—	(7,326)

Total accumulated other comprehensive income	$13,838	$5,853

11.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the six months ended June 30, 2008 are as follows:

		WebMD
	WebMD	Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$212,439	$11,045	$223,484
Reversal of income tax valuation allowance	(2,793)	—	(2,793)
Adjustments to finalize purchase price allocations	(3,368)	—	(3,368)

Balance as of December 31, 2007	206,278	11,045	217,323
Reversal of income tax valuation allowance	(2,700)	—	(2,700)
Adjustments to finalize purchase price allocations	(148)	—	(148)

Balance as of June 30, 2008	$203,430	$11,045	$214,475

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	June 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life (a)	Amount	Amortization	Net	Useful Life (a)

Content	$15,954	$(13,561)	$2,393	1.8	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(11,963)	21,228	8.9	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(11,961)	3,006	1.1	14,967	(10,126)	4,841	1.5
Trade names	7,817	(3,121)	4,696	7.3	7,817	(2,725)	5,092	7.7

Total	$71,929	$(40,606)	$31,323	7.4	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $2,443 and $4,991 for the three and six months ended June 30, 2008, respectively, and $3,319 and $6,533 for the three and six months ended June 30, 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2008 (July 1st to December 31st)	$4,724
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

12.	Commitments and Contingencies

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

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

The fraudulent accounting practices cited by the government in the January 7, 2005 District Court filings included: causing companies acquired by Medical Manager Health Systems to reclassify previously recognized sales revenue as deferred income so that such deferred income could subsequently be reported as revenue by Medical Manager Health Systems and its parents in later periods; fabricating deferred revenue entries which could be used to inflate earnings when Medical Manager Health Systems acquired companies; causing companies acquired by Medical Manager Health Systems to inflate reserve accounts so that these reserves could be reversed in later reporting periods in order to artificially inflate earnings for Medical Manager Health Systems and its parents; accounting for numerous acquisitions through the pooling of interests method in order to fraudulently inflate Medical Manager Health Systems’ quarterly earnings, when the individuals involved knew the transactions failed to qualify for such treatment; causing companies acquired by Medical Manager Health Systems to enter into sham purchases of software from Medical Manager Health Systems in connection with the acquisition which purchases were funded by increasing the purchase price paid by Medical Manager Health Systems to the acquired company and using these “round trip” sales to create fraudulent revenue for Medical Manager Health Systems and its parents; and causing Medical Manager Health Systems to book and record sales and training revenue before the revenue process was complete in accordance with GAAP and thereby fraudulently inflating Medical Manager Health Systems reported revenues and earnings. According to the Informations to which the former employees have pled guilty, the fraudulent accounting practices resulted in the reported revenues of Medical Manager Health Systems and its parents being overstated materially between June 1997 and at least December 31, 2001, and reported quarterly earnings being overstated by at least one cent per share in every quarter during that period.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above. The trial of the indicted former officers and directors of Medical Manager Health Systems has been scheduled for February 2, 2009.

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now nine, former officers and directors of EPS. During the year ended December 31, 2007, the Company recorded a pre-tax charge of $73,347, related to its estimated liability with respect to these indemnity obligations. During the three months ended June 30, 2008, the Company recorded an additional pre-tax charge of $16,980 which reflects an increase to the Company’s estimated liability related to this matter. See Note 2 for a more detailed discussion regarding this charge.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 12. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the statement of operations during the three months ended December 31, 2007 and was included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to the Company and to EPS, a former subsidiary of the Company, which is a co-plaintiff with the Company in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrier with the third level of coverage in the Synetic Policies has filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies have joined, seeking summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which have not been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. The Company believes that such assertion is without merit. The Company filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted the Company’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. While an appeal by the carriers is a possibility, the Company expects to collect from these carriers the $14,631 that it has advanced without reimbursement and the additional costs that it is obligated to pay for the advancement of the reasonable defense costs of the indicted individuals. However, there can be no assurance that the Company will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary, Porex Corporation, filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Superior Court granted a motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. On June 25, 2007, the Georgia Supreme Court denied the defendants’ petition for certiorari. On or about July 31, 2007, the Georgia Court of Appeals formally returned the case to the Superior Court for further proceedings, and the parties thereafter proceeded with discovery. Porex is currently engaging in settlement discussions with respect to this matter. If a settlement is not reached, Porex plans to vigorously seek to enforce its rights in this litigation.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2008, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.	Other (Expense) Income, Net

Other (expense) income, net consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Transition service fees (a)	$51	$1,468	$101	$3,924
Reduction of tax contingencies (b)	437	399	874	746
Legal expense (c)	(389)	(471)	(761)	(791)
Gain on 2006 EBS Sale (d)	—	—	—	399
Advisory expense (e)	(765)	—	(5,024)	—

Other (expense) income, net	$(666)	$1,396	$(4,810)	$4,278

(a)	Represents the net fees received from Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	Represents a gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale on November 16, 2006.

(e)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC.

14.	Subsequent Event

On July 22, 2008, the Company completed the sale of its ViPS segment to an affiliate of General Dynamics Corporation for $224,842 in cash, which reflects the effect of a preliminary estimate of the amount of a customary working capital adjustment to the contractual purchase price of $225,000 in cash. The actual amount of the working capital adjustment has not yet been determined. The Company estimates that professional fees, taxes and other expenses associated with the sale of the ViPS segment will be approximately $5,000.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of pending corporate transactions and other recent transactions, other significant developments and trends, and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our Current Report on Form 8-K filed with the SEC on June 27, 2008.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of June 30, 2008.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

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

As of June 30, 2008, we owned 83.3% of the aggregate amount of outstanding shares of WHC Class A Common Stock (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B Common Stock and, accordingly, our consolidated financial statements reflect the minority shareholders’ 16.7% share of equity and net income (loss) of WHC.

HLTH’s 48% ownership in EBS Master LLC (which we refer to as EBSCo) was accounted for under the equity method through February 8, 2008, the date of the sale of our investment in EBS Master LLC. See “— Other Recent Transactions — Sale of EBSCo” below.

Segments

As a result of our announcement of our intentions to sell our ViPS and Porex segments, see “— Pending Corporate Transactions” below, our remaining operating segments are WebMD Online Services and WebMD Publishing and Other Services (which we refer to together, as our WebMD Segments). The following is a description of each of our operating segments and our corporate segment:

•	WebMD Online Services. WebMD owns and operates both public and private online portals. WebMD’s public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. WebMD’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (which we refer to as CME) services. WebMD’s sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Through its private portals for employers and health plans. WebMD provides information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions. WebMD also provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD generates revenue from its private portals through the licensing of these portals to employers and health plans either directly or through distributors, as well as through the fees charged for its coaching services. WebMD also distributes its online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services. WebMD provides several offline products and services: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication that WebMD distributes free of charge to physician office waiting rooms. WebMD generates revenue from sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. Until December 31, 2007, WebMD published ACP Medicine and ACS Surgery: Principles of Practice, its medical reference textbooks. WebMD sold this business in 2007 and it has now been reflected as a discontinued operation in our financial statements. WebMD’s Publishing and Other Services segment complements the WebMD Online Services segment and extends the reach of WebMD’s brand and WebMD’s influence among health-involved consumers and clinically-active physicians.

•	Corporate. Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of our segments, or by the ViPS and Porex businesses which are reflected within discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $861 and $1,734 for the three and six months ended June 30, 2008, respectively, and $821 and $1,625 for the three and six months ended June 30, 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the sale of our Emdeon Business Services (which we refer to as EBS) and Emdeon Practice Services (which we refer to as EPS) segments during the second half of 2006, we entered into transition services agreements whereby we provided EBSCo and Sage Software, Inc. (which we refer to as Sage

Software) certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fees we charge to EBSCo and Sage Software, net of the fee we pay to EBSCo, is also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are for services related to EBSCo for the three and six months ended June 30, 2008.

Pending Corporate Transactions

Merger with WHC.  On February 20, 2008, HLTH and WHC entered into a merger agreement, pursuant to which HLTH will merge into WHC (which we refer to as the WHC Merger), with WHC continuing as the surviving company (which we refer to as Merger Agreement). The Merger Agreement was amended on May 6, 2008. In the WHC Merger, each outstanding share of HLTH Common Stock will be converted into the following (which we refer to as Merger Consideration) 0.1979 shares of WHC Common Stock and between $6.63 and $6.89 in cash (a portion of which may, instead, be paid in 11% redeemable notes as described below), with the actual amount depending on whether HLTH sells certain auction rate securities (which we refer to as ARS) that it owns and, if so, the amount of the proceeds that it receives. The shares of WHC Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger. The WHC Merger will eliminate both the controlling class of WHC stock held by HLTH and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WHC. The Merger Agreement was approved by the Board of WHC, based on the recommendations of the Special Committee, and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WHC and HLTH, and proceeds from HLTH’s anticipated sale of its Porex business. If Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC may issue up to $250,000 in redeemable notes to the stockholders of HLTH in lieu of a portion of the cash consideration otherwise payable in the WHC Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WHC from the proceeds of the divestiture of Porex. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the WHC Merger remains subject to: HLTH and WHC receiving required stockholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale of HLTH’s ARS holdings (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of WHC constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WHC in favor of the WHC Merger. On July 22, 2008, HLTH completed the sale of its ViPS business, which satisfied one of the original closing conditions of the WHC Merger.

Following the WHC Merger, WHC as the surviving corporation will assume the obligations of HLTH under its 3 1/8% Convertible Notes due September 1, 2025 and its 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to collectively as Convertible Notes). In the event a holder of these Convertible Notes converts these Convertible Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Convertible Notes converts those Convertible Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Convertible Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of HLTH Common Stock into which such Convertible Notes would have been convertible.

On May 6, 2008, HLTH and WHC entered into an amendment (which we refer to as the Amendment) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the credit facility that HLTH has entered into, which is described below under “ — Other Recent Transactions — Credit Facilities.” Under the Merger Agreement, as amended, HLTH is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the credit facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the WHC Merger, as contemplated by the Amendment, would be $48,075 (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding WHC’s ARS holdings), or approximately $0.26 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS holdings that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WHC and by a Special Committee of the Board of Directors of WHC.

On June 18, 2008, we received a letter from a law firm purporting to represent certain purported holders of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) enclosing a purported “notice of default” (which we refer to as the Notice Letter). The Notice Letter, which was also sent to the Indenture Trustee, expresses the view that a default under the Indenture for the 3 1/8% Notes has occurred because of (i) our stated intention not to issue a change-of-control notice to the Notes’ holders in connection with the proposed WHC Merger, and (ii) our stated intention not to adjust the 3 1/8% Notes’ conversion rate under Section 10.06(c) of the Indenture following the proposed WHC Merger.

We believe that the Notice Letter is without merit and defective for several reasons including, without limitation, the following:

•	the WHC Merger will not constitute a change of control under the Indenture because WHC is a majority-owned subsidiary of HLTH Corporation, and the Indenture expressly excludes mergers between HLTH Corporation and any of its subsidiaries from the “change-in-control” definition;

•	the WHC Merger will not trigger a conversion-rate adjustment under Section 10.06(c) of the Indenture because: Section 10.06(c) applies specifically to “distributions,” not to merger consideration, even if it is paid in cash; and holders of the 3 1/8% Notes will be entitled to a conversion-rate adjustment under Section 10.13 of the Indenture which, unlike Section 10.06(c), explicitly provides the mechanism for adjusting the conversion rate in the event of a merger, including for merger consideration paid in cash; and

•	any “notice of default” related to the Proposed Merger’s effect on the 3 1/8% Notes is premature under the Indenture’s terms because we continue to be in compliance with its obligations under the terms of the Indenture.

We believe that it is not in default under the Indenture and will vigorously contest any attempt to declare an event of default under the Indenture based on the allegations set forth in the Notice Letter. We do not expect the Notice Letter to affect our ability to complete the proposed WHC Merger or the timing thereof.

Proposed Divestiture of Porex.  On February 21, 2008, we announced our intention to divest our Porex segment. This divestiture is not dependent on the WHC Merger and does not require shareholder approval. As a result of our intention to divest this segment and our expectation that the divestiture will be completed within one year, we reflected this segment as a discontinued operation within the consolidated financial statements contained elsewhere in this Quarterly Report.

Strategic Considerations Relating to the WHC Merger and the Decisions to Sell ViPS, Porex and HLTH’s Interest in EBSCo.  In late 2007, HLTH’s Board of Directors initiated the process leading to the entry into the Merger Agreement with WHC because it believed that the primary reason of many of the holders of HLTH Common Stock for owning those shares was HLTH’s controlling interest in WHC and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH Common Stock. Accordingly, HLTH sought to negotiate a transaction with the Special Committee of the Board of WHC that would allow HLTH’s stockholders to participate more directly in the ownership of WHC and would unlock the value of the other HLTH assets. Cash on hand at HLTH and WHC (including proceeds from the sales of ViPS, Porex and HLTH’s remaining 48% interest in EBS) would be used as a portion of the consideration in the WHC Merger, reducing the need for issuance of shares of WHC Common Stock. Upon completion of the WHC Merger, as structured in the definitive Merger Agreement, HLTH stockholders will own approximately 80% of the outstanding common stock of WHC, based on shares currently outstanding at HLTH and WHC. The WHC Merger will eliminate HLTH’s controlling interest in WHC, and is expected to enhance the liquidity of WHC shares by significantly increasing the public float. In connection with the entry by HLTH and WHC into the Merger Agreement, the HLTH Board made a determination to divest Porex and ViPS (which divestitures would not, however, be dependent on the merger occurring). The decisions relating to the divestitures of ViPS, Porex and HLTH’s 48% interest in EBS were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

Other Recent Transactions

ViPS Sale.  On February 21, 2008, we announced our intention to divest our ViPS segment. This divestiture was not dependent on the WHC Merger and did not require shareholder approval. On June 3, 2008, we entered into a stock purchase agreement for the sale of our ViPS segment to an affiliate of General Dynamics Corporation. On July 22, 2008, we completed the sale of our ViPS business. The purchase price was approximately $225,000 in cash. We have reflected ViPS as a discontinued operation within the consolidated financial statements contained elsewhere in this Quarterly Report.

Credit Facilities.  As of June 30, 2008, we held investments in certain ARS backed by student loans with a face amount of approximately $360,900, of which approximately $167,500 were held by WHC. HLTH and WHC have each entered into a non-recourse credit facility (which we refer to as the Credit Facilities) with Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The Credit Facilities are each governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under either of the Credit Facilities to date. HLTH and WHC can each make borrowings under their respective Credit Facilities until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the respective Credit Facilities after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

Sale of EBSCo.  On February 8, 2008, we entered into a Securities Purchase Agreement (which we refer to as the Purchase Agreement) and simultaneously completed the sale of our 48% minority ownership interest in EBSCo (which we refer to as the 2008 EBSCo Sale) for $575,000 in cash to an affiliate of General Atlantic LLC and affiliates of Hellman & Friedman, LLC. For additional information, see “— Pending Corporate Transactions — Strategic Considerations Relating to the WHC Merger and the Decision to Sell ViPS, Porex and HLTH’s Interest in EBSCo” above. In connection with the 2008 EBSCo Sale, we recognized a gain of $538,024.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, through our WebMD Publishing and Other Services segment, WHC entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (which we collectively refer to as the ACS/ACP Business). ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. WebMD received net cash proceeds of $2,809, consisting of $1,734 received during the three months ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending September 30, 2008. WebMD incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, WebMD recognized a gain of $3,571 as of December 31, 2007. The decision to divest ACS/ACP Business was made because management determined that it was not a good fit with WebMD’s core business.

Other Significant Developments and Trends

Impairment of Auction Rate Securities.  We hold investments in ARS backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. During the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS holdings was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC). The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and six months ended June 30, 2008, we received $2,050 (of which $950 relates to WHC) and $2,800 (of which $1,700 relates to WHC) associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. Also during the three months ended June 30, 2008, we reduced the carrying value of our ARS holdings by $3,019. We assessed this decline in fair market value to be temporary and therefore recorded this decline as an unrealized loss in our stockholders’ equity.

We continue to monitor the market for ARS as well as the individual ARS holdings we own. We may be required to record additional losses in future periods if the fair value of our ARS holdings deteriorates further.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten and now nine former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 12, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. We subsequently settled with two of the insurance companies during January 2008, through which we received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the accompanying statement of operations during the three months ended December 31, 2007 and is included within prepaid expenses and other current assets in our consolidated balance sheet as of December 31, 2007.

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

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies joined, seeking summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to our company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which have not been named by our company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. We believe that such assertion is without merit. We filed our opposition to the motion together with our motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. On July 31, 2008 the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. While an appeal by the carriers is a possibility, we expect to collect from these carriers the $14,631 that we have advanced without reimbursement and the additional costs that we are obligated to pay for the advancement of the reasonable defense costs of the indicted individuals. However, there can be no assurance that we will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now nine, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information we had recently received at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and recorded a pre-tax charge of $57,774, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007, we updated the estimate of the range of our indemnification obligation, and as a result, recorded an additional pre-tax charge of $15,573, which reflects the increase in the low end of the probable range of costs related to this matter. We have recently been informed that a trial date has been set for February 2, 2009. Based on this date and other information recently received, we have updated our estimates of the probable range of future costs with respect to this matter which are estimated to be approximately $58,300 to $81,000, as of June 30, 2008 which includes costs that have been incurred prior to but were not yet paid as of June 30, 2008. During the three months ended June 30, 2008, we recorded a pre-tax charge of $16,980 which reflects an increase of the accrual to the low end of this probable range of future costs related to this matter because no estimate within the range was a better estimate than any other amount. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods. The accrual related to this obligation was $58,292 and $55,563 as of June 30, 2008 and December 31, 2007, respectively, and is reflected as liabilities of discontinued operations in our consolidated financial statements.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. WebMD believes that these companies, which comprise the majority of WebMD’s advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for WebMD’s services. However, notwithstanding our general expectation for increased demand, WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in WebMD’s control, and some of which may be difficult to forecast accurately, including the following:

•	The majority of WebMD’s advertising and sponsorship contracts are for terms of approximately four to twelve months. WebMD has relatively few longer term advertising and sponsorship contracts. In addition, WebMD has noted a trend this year, among some of its advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past.

•	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which WebMD has little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

Changes in Health Plan Design; Health Management Initiatives.  In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that, through WebMD’s Health and Benefits Manager tools, including WebMD’s personal health record application, WebMD is well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of WebMD’s private portals during the next several years. However, WebMD’s growth strategy depends, in part, on increasing usage of WebMD’s private portal services by WebMD’s employer and health plan clients’ employees and members, respectively. Increasing usage of WebMD’s services requires WebMD to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, WebMD faces competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than WebMD does, and may be better known than WebMD is.

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

Seasonality

The timing of our revenue is affected by seasonal factors. WebMD’s advertising and sponsorship revenue within the WebMD Online Services segment is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of WebMD’s public portals. This portion of WebMD’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. WebMD’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of WebMD’s revenue in this segment being recognized in the second and third quarter of each calendar year. The timing of revenue in relation to WebMD’s expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition — Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible asset using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill noted as a result of our impairment testing in 2007.

•	Fair Value of Investments — We hold investments in ARS which are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS holdings no longer approximates the face value due to the lack of liquidity.

We estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, we concluded the fair value of our ARS holdings was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC). The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and six months ended June 30, 2008, we received $2,050 (of which $950 relates to WHC) and $2,800 (of which $1,700 relates to WHC) associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. Also during the three months ended June 30, 2008, we reduced the carrying value of our ARS holdings by $3,019. We assessed this decline in fair market value to be temporary and therefore recorded this decline as unrealized loss in other comprehensive income.

Our ARS have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three and six months ended June 30, 2008. WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $1,190 and $1,947 during the three and six months ended June 30, 2008 and our ownership in WHC decreased to 83.3% as of June 30, 2008 from 83.5% as of December 31, 2007 (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC). We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of June 30, 2008, approximately $17,319 and $34,122 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately .9 years and 1.3 years, related to the HLTH and WHC stock-based compensation plans, respectively. The total recognition period for the remaining unrecognized stock-based compensation expense for both the HLTH and WHC stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards. At December 31, 2007, we had NOL carryforwards of approximately $1.3 billion, which expire at varying dates from 2011 through 2028. These NOL carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Based on information available at the time of this filing, we currently estimate that the NOL carryforwards that were available as of December 31, 2007 will be reduced by an aggregate of approximately $550,000 as a result of offsetting our gains on the sale of ViPS on July 22, 2008 and the 2008 EBSCo Sale on February 8, 2008. Approximately $120,000 of this amount will be NOL carryforwards attributable to WHC. These estimates are based on various assumptions and are subject to material change. The actual amount of the NOL carryforwards we utilize, including the portion attributable to WHC, will not be finalized until we complete the calculation of our 2008 federal income taxes.

Substantially all of our NOL carryforwards are reserved for by a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

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

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (or FASB) issued FASB Staff Position (which we refer to as FSP) Accounting Principles Board (which we refer to as APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 would have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on the results of operations and earnings per share. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (which we refer to as SFAS 141R), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (which we refer to as SFAS 160). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. We are currently evaluating the impact that SFAS 160 will have on our operations, financial position and cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Revenue	$89,136	100.0	$77,197	100.0	$170,818	100.0	$149,078	100.0
Costs and expenses:
Cost of operations	32,763	36.8	28,997	37.6	64,333	37.7	57,615	38.6
Sales and marketing	25,460	28.6	21,929	28.4	51,290	30.0	44,799	30.1
General and administrative	23,181	25.9	26,950	34.8	44,325	26.0	55,393	37.2
Depreciation and amortization	7,315	8.2	7,239	9.4	14,203	8.3	13,564	9.1
Interest income	8,062	9.0	10,100	13.1	19,998	11.7	19,774	13.3
Interest expense	4,628	5.2	4,616	6.0	9,235	5.4	9,325	6.3
Gain on sale of EBS Master LLC	—	—	—	—	538,024	315.0	—	—
Impairment of auction rate securities	—	—	—	—	60,108	35.2	—	—
Other (expense) income, net	(666)	(0.7)	1,396	1.8	(4,810)	(2.8)	4,278	2.9

Income (loss) from continuing operations before income tax provision	3,185	3.6	(1,038)	(1.3)	480,536	281.3	(7,566)	(5.1)
Income tax provision	1,330	1.5	1,658	2.2	26,944	15.7	1,427	0.9
Minority interest in WHC income (loss)	1,071	1.2	843	1.1	(2,774)	(1.6)	958	0.6
Equity in earnings of EBS Master LLC	—	—	7,575	9.8	4,007	2.3	14,674	9.8

Income from continuing operations	784	0.9	4,036	5.2	460,373	269.5	4,723	3.2
Loss from discontinued operations, net of tax	(3,651)	(4.1)	(49,499)	(64.1)	(82)	—	(44,484)	(29.9)

Net (loss) income	$(2,867)	(3.2)	$(45,463)	(58.9)	$460,291	269.5	$(39,761)	(26.7)

Revenue is derived from the WebMD Segments. The WebMD Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. The WebMD Publishing and Other Services segment derives revenue from sales of, and advertising in, its physician directories, and advertisements in WebMD the Magazine. Additionally, WebMD sold its ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for the three and six months ended June 30, 2007.

WebMD’s customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. WebMD’s customers also include physicians and other healthcare providers who buy its physician directories.

Cost of operations consists of costs related to services and products WebMD provides to customers and costs associated with the operation and maintenance of WebMD’s public and private portals. These costs relate to editorial and production operations, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of WebMD’s publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties, printing and distribution.

Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock-based compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising expenses, which are discussed below.

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations.

Our discussions throughout this MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WebMD utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Advertising expense included in:
Sales and marketing	$—	$—	$1,558	$2,320

Stock-based compensation expense included in:
Cost of operations	$826	$984	$1,945	$2,562
Sales and marketing	1,264	1,379	2,402	2,637
General and administrative	4,381	5,416	8,096	11,762

Total	$6,471	$7,779	$12,443	$16,961

Three and Six Months Ended June 30, 2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2008 and 2007.

Revenue

Our revenue increased 15.5% and 14.6% to $89,136 and $170,818 for the three and six months ended June 30, 2008 from $77,197 and $149,078 in the prior year periods. These increases were primarily due to higher advertising and sponsorship revenue from WebMD’s public portals. WebMD Online Services accounted for $11,706 and $21,691 of the revenue increases for the three and six months June 30, 2008. WebMD Publishing and Other Services accounted for $200 of the revenue increase for the three months ended June 30, 2008. For the three and six months ended June 30, 2008, the revenue increases were offset by a decrease of $47 within WebMD Publishing and Other Services. A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations was $32,763 and $64,333 for the three and six months ended June 30, 2008, compared to $28,997 and $57,615 in the prior year periods. Our cost of operations represented 36.8% and 37.7% of revenue for the three and six months ended June 30, 2008, compared to 37.6% and 38.6% of revenue in the prior year periods. Included in cost of operations are non-cash expenses related to stock-based compensation of $826 and $1,945 for the three and six months ended June 30, 2008, compared to $984 and $2,562 in the prior year periods. These decreases in non-cash stock-based compensation expense for the three and six months ended June 30, 2008, compared to the prior year periods were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $31,937 and $62,388, or 35.8% and 36.5% of revenue, for the three and six months ended June 30, 2008, compared to $28,013 and $55,053, or 36.3% and 36.9% of revenue, in the prior year periods. These increases in absolute dollars were primarily attributable to increases in compensation-related costs due to higher staffing levels relating to WebMD’s Web site operations and development. These decreases as a percentage of revenue were primarily due to WebMD’s ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense was $25,460 and $51,290 for the three and six months ended June 30, 2008, compared to $21,929 and $44,799 in the prior year periods. Our sales and marketing expense represented 28.6% and 30.0% of revenue for the three and six months ended June 30, 2008, compared to 28.4% and 30.1% of revenue in the prior year periods. Included in sales and marketing expense were non-cash expense related to advertising of $1,558 for the six months ended June 30, 2008, compared to $2,320 in the prior year period. There were no non-cash expenses related to advertising for the three months ended June 30, 2008 and 2007. Non-cash advertising expense decreased during the six months ended June 30, 2008, compared to the prior year period, due to lower utilization of WebMD prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,264 and $2,402 for the three and six months ended June 30, 2008, compared to $1,379 and $2,637 in the prior year periods. The decreases in non-cash stock-based compensation expense were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $24,196 and $47,330, or 27.1% and 27.7% of revenue, for the three and six months ended June 30, 2008, compared to $20,550 and $39,842, or 26.6% and 26.7% of revenue in the prior year periods. The increases in absolute dollars, as well the increases as a percentage of revenue, were primarily attributable to increases of approximately $2,600 and $5,400 for the three and six months ended June 30, 2008, respectively, in compensation-related costs due to increased staffing and sales commissions related to higher revenue. The increases were also attributable to approximately $600 and $1,600 of increased expenses related to marketing and advertising programs for the three and six months ended June 30, 2008.

General and Administrative.  General and administrative expense was $23,181 and $44,325 for the three and six months ended June 30, 2008, compared to $26,950 and $55,393 in the prior year periods. Our general and administrative expenses represented 25.9% and 26.0% of revenue for the three and six months ended June 30, 2008, compared to 34.8% and 37.2% of revenue in the prior year periods. Included in general and administrative expense were non-cash stock-based compensation expense of $4,381 and $8,096 in the three and six months ended June 30, 2008, compared to $5,416 and $11,762 in the prior year periods. Non-cash stock-based compensation expense was lower for the three and six months ended June 30, 2008, when compared to the prior year periods, in our WebMD Segments by approximately $800 and $1,900, respectively, due to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering, as well as lower non-cash stock-based compensation expense of approximately $200 and $1,800, respectively, in our Corporate segment.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $18,800 and $36,229, or 21.1% and 21.2% of revenue for the three and six months ended June 30, 2008, compared to $21,534 and $43,631, or 27.9% and 29.3% of revenue in the prior year periods. The decreases in absolute dollars were primarily attributable to lower costs in our Corporate segment as a result of the sales of EPS and EBS during the latter part of 2006. In the aggregate, expenses related to the Corporate segment represented approximately $2,100 and $6,200 of the year-over-year decrease, and costs related to outside services and contractors in our WebMD Segments decreased by approximately $600 and $1,200 for the three and six months ended June 30, 2008.

Depreciation and Amortization.  Depreciation and amortization expense was $7,315 and $14,203, or 8.2% and 8.3% of revenue for the three and six months ended June 30, 2008, compared to $7,239 and $13,564, or 9.4% and 9.1% of revenue, in the prior year periods. The increases over the prior year periods were due to increases of approximately $1,100 and $2,600 for the three and six months ended June 30, 2008, respectively, in depreciation expense resulting from WHC’s capital expenditures in 2007 and 2008, which was partially offset by a decrease in amortization expense of approximately $900 and $1,500 for the three and six months ended June 30, 2008, respectively, resulting from certain WHC intangible assets becoming fully amortized.

Interest Income.  Interest income was $8,062 and $19,998 for the three and six months ended June 30, 2008, compared to $10,100 and $19,774 in the prior year periods. The decrease for the three months ended June 30, 2008, primarily relates to a decrease in the average rates of return for the period, partially offset by higher average investment balances. The increase in interest income for the six months ended June 30, 2008 relates to higher average investment balances, offset by lower average rates of return.

Interest Expense.  Interest expense of $4,628 and $9,235 for the three and six months ended June 30, 2008 was consistent with interest expense of $4,616 and $9,325 in the prior year periods. Interest expense in the three and six months ended June 30, 2008 and 2007 primarily included the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 represented a gain recognized in connection with the 2008 EBSCo Sale on February 8, 2008. See “— Introduction — Other Recent Transactions — Sale of EBSCo” with respect to this matter.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary reduction of the fair value of our ARS during the three months ended March 31, 2008. For additional information, see “— Other Significant Developments and Trends — Impairment of Auction Rate Securities” above.

Other (Expense) Income, Net.  For the three and six months ended June 30, 2008, other expense, net was $666 and $4,810 for the three and six months ended June 30, 2008, compared to other income, net of $1,396 and $4,278 in the prior year periods. Other (expense) income, net for the three and six months ended June 30, 2008 includes $765 and $5,024 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for WHC in 2008. See “— Introduction — Pending Corporate Transactions” for more information on the WHC Merger. Also included in other (expense) income, net was $389 and $761 for the three and six months ended June 30, 2008, compared to $471 and $791 in the prior year periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Transition services income of $51 and $101 for the three and six months ended June 30, 2008, compared to $1,468 and $3,924 in the prior year periods, represents amounts earned from the service fee charged to EBSCo and Sage Software, net of services EBSCo provides to us, for services rendered under each of their respective transition services agreements. The transition services agreement with Sage Software was terminated during the fourth quarter of 2007, therefore, net transition services fees are for services related to EBSCo for the three and six months ended June 30, 2008.

Income Tax Provision.  The income tax provision of $1,330 and $26,944 for the three and six months ended June 30, 2008, respectively, and $1,658 and $1,427 for the three and six months ended June 30, 2007, respectively, represents taxes related to federal, state and other jurisdictions. While the majority of the gain on the 2008 EBSCo Sale was offset by net operating loss carryforwards, certain AMT and other state taxes were not offset resulting in a provision of approximately $24,000 for the six months ended June 30, 2008. The income tax provision for the six months ended June 30, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Minority Interest in WHC Income (Loss).  Minority interest expense of $1,071 and income of $2,774 for the three and six months ended June 30, 2008, compared to expense of $843 and $958 in the prior year periods represents the minority stockholders’ proportionate share of net income or loss for WHC. The ownership interest of minority shareholders fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders percentage ownership changes as a result of the issuance of WHC Class A Common Stock for the exercise of stock options and the release of restricted awards.

Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations, net of tax, was $3,651 and $82 for the three and six months ended June 30, 2008, compared to $49,499 and $44,484 in the prior year periods. Income from discontinued operations includes the aggregate pre-tax operating results of our ViPS and Porex segments of $9,525 and $15,852 for the three and six months ended June 30, 2008, and $7,523 and $13,782 for the three and six months ended June 30, 2007. Also included in loss from discontinued operations are pre-tax charges of approximately $17,000 for the three and six months ended June 30, 2008 and $57,800 for the three and six months ended June 30, 2007 related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services, related to the WHC Merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale; and the impairment charge related to our ARS. Inter-segment revenue primarily represents certain services provided by our WebMD Segments to our Corporate segment.

Reclassification of Segment Information.  As a result of our intention to divest the ViPS and Porex segments and due to the December 31, 2007 sale of WHC’s ACS/ACP business, the financial information for these businesses has been reclassified to discontinued operations for the current and prior year periods. As a result of the discontinued operations presentation for ViPS and Porex, our only remaining operating segment is WebMD. We expanded our segment disclosure for WebMD to provide additional information related to the WebMD Online Services segment and the WebMD Publishing and Other Services segment. This additional information for WebMD has been provided for all periods presented.

Summarized financial information for our WebMD Segments and Corporate segment and a reconciliation to income from continuing operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$62,383	$52,436	$118,448	$99,857
Licensing	21,866	19,799	43,789	39,914
Content syndication and other	345	653	762	1,537

Total WebMD Online Services	84,594	72,888	162,999	141,308
WebMD Publishing and Other Services	4,582	4,382	7,859	7,906
Inter-segment eliminations	(40)	(73)	(40)	(136)

	$89,136	$77,197	$170,818	$149,078

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$18,800	$14,042	$35,331	$27,034
WebMD Publishing and Other Services	1,027	863	273	505
Corporate	(5,573)	(6,337)	(10,632)	(13,063)

	14,254	8,568	24,972	14,476
Interest, taxes, non-cash and other items
Interest income	8,062	10,100	19,998	19,774
Interest expense	(4,628)	(4,616)	(9,235)	(9,325)
Income tax provision	(1,330)	(1,658)	(26,944)	(1,427)
Depreciation and amortization	(7,315)	(7,239)	(14,203)	(13,564)
Non-cash stock-based compensation	(6,471)	(7,779)	(12,443)	(16,961)
Non-cash advertising	—	—	(1,558)	(2,320)
Minority interest in WHC	(1,071)	(843)	2,774	(958)
Equity in earnings of EBS Master LLC	—	7,575	4,007	14,674
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	(60,108)	—
Other (expense) income, net	(717)	(72)	(4,911)	354

Income from continuing operations	784	4,036	460,373	4,723
Loss from discontinued operations, net of tax	(3,651)	(49,499)	(82)	(44,484)

Net (loss) income	$(2,867)	$(45,463)	$460,291	$(39,761)

The following discussion is a comparison of the results of operations for our WebMD Segments and Corporate segment for the three and six months ended June 30, 2008 and 2007.

WebMD Online Services.  Revenue was $84,594 and $162,999 for the three and six months ended June 30, 2008, an increase of $11,706 or 16.1% and $21,691 or 15.4%, compared to the prior year periods. Advertising and sponsorship revenue increased $9,947 or 19.0% and $18,591 or 18.6% for the three and six months ended June 30, 2008, compared to the prior year periods. The increases in advertising and sponsorship revenue were attributable to an increase in the number of unique sponsored programs on WebMD’s sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 700 compared to approximately 500 last year. In general, pricing remained relatively stable for WebMD’s advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $2,067 or 10.4% and $3,875 or 9.7% for the three and six months ended June 30,

2008, compared to the prior year periods. These increases were due to an increase in the number of companies using WebMD’s private portal platform to 123 from 108 last year. In general, pricing remained relatively stable for WebMD’s private portal licenses and was not a significant source of the revenue increase. WebMD also had approximately 140 additional customers who purchase stand-alone decision-support services from them. Content syndication and other revenue decreased to $345 and $762 for the three and six months ended June 30, 2008 from $653 and $1,537 in the prior year periods, primarily as a result of the completion of certain contracts and WebMD’s decision not to seek new content syndication business.

WebMD Online Services earnings before interest, taxes, non-cash and other items was $18,800 and $35,331 for the three and six months ended June 30, 2008, compared to $14,042 and $27,034 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 22.2% and 21.7% for the three and six months ended June 30, 2008, compared to 19.3% and 19.1% in the prior year periods. These increases as a percentage of revenue were due to higher revenue from the increase in the number of brands and sponsored programs in WebMD’s public portals as well as the increase in companies using WebMD’s private online portal without incurring a proportionate increase in overall expenses.

WebMD Publishing and Other Services.  Revenue was $4,582 and $7,859 for the three and six months ended June 30, 2008, compared to $4,382 and $7,906 in the prior year periods. The increase for the three months ended June 30, 2008 was attributable to $436 of higher advertising revenue in WebMD the Magazine, offset by $236 of lower advertising in The Little Blue Book. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

WebMD Publishing and Other Services earnings before interest, taxes, non-cash and other items was $1,027 and $273 for the three and six months ended June 30, 2008, compared to $863 and $505 in the prior year periods. These changes were primarily attributable to a change in mix of revenues.

Corporate.  Corporate includes costs and expenses for functions not directly managed by one of our segments, including the Porex and ViPS businesses which are reflected within discontinued operations. Corporate expenses decreased to $5,573 or 6.3% of revenue and $10,632 or 6.2% of revenue for the three and six months ended June 30, 2008, compared to $6,337 or 8.2% of revenue and $13,063 or 8.8% of revenue in the prior year periods. The decreases in our Corporate segment, in whole dollars, are due to lower personnel and other costs and expenses associated with our overall management of HLTH and subsidiaries, including certain insurance, professional and information technology costs. These lower costs and expenses were attributable to the sales of EPS and EBS during the third and fourth quarters of 2006. Offsetting the reduction in expenses is a net reduction of transition service income of $1,417 and $3,800 when comparing the three and six months ended June 30, 2008 to the same periods in 2007. The transition services income is lower for the three and six months ended June 30, 2008, as compared to the prior years as a result of the termination of the transition services agreement with Sage Software during the fourth quarter of 2007 as well as fewer services are being performed under the EBSCo agreement in the current year periods as compared to the prior year periods.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents certain services provided by the WebMD Segments to our Corporate segment.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $1.1 billion in consolidated cash and cash equivalents, and we owned investments in ARS with a face value of $360,900 and a fair value of $297,970. While liquidity for our ARS investments is currently limited, HLTH and WHC recently entered into non-recourse credit facilities with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities” and “— Introduction — Other Recent Transactions — Credit Facilities” above. Our working capital, including discontinued operations, as of June 30, 2008 was approximately $1.5 billion.

Cash provided by operating activities from our continuing operations was $56,537 for the six months ended June 30, 2008, compared to $1,551 for the prior year period. The $54,986 increase in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to the timing of tax payments for the sale of our EBS segment in the latter part of 2006 that were paid during the six months ended June 30, 2007. In addition, the period-over-period increase in cash provided by operating activities from continuing operations is due to the continuing operating activities of our WebMD Segments in the amount of $17,914 and the receipt, in the current year period, of $14,625 of insurance settlements related to our Director & Officer insurance policies described above under “Introduction — Other Significant Developments and Trends — Directors & Officers Liability Insurance Coverage Litigation.”

Cash provided by investing activities from our continuing operations was $522,689 for the six months ended June 30, 2008, compared to cash used in investing activities from our continuing operations of $182,435 for the prior year period. Cash provided by investing activities from our continuing operations for the six months ended June 30, 2008 included $574,617 of proceeds received from the 2008 EBSCo Sale, as well as the $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the latter part of 2006. Also included in cash provided by investing activities from our continuing operations for the six months ended June 30, 2008 is net disbursements of $70,564 from purchases, net of maturities and sales, of available for sale securities, compared to net purchases of $194,846 in the prior year period.

Cash provided by financing activities from our continuing operations was $9,564 for the six months ended June 30, 2008, compared to $60,814 for the prior year period. Cash provided by financing activities for the six months ended June 30, 2008 and 2007 principally related to proceeds of $9,644 and $103,263, respectively, from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options, partially offset by the repurchases of HLTH Common Stock for $42,906 in the prior year period.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the ViPS and Porex segments and the ACS/ACP Business. Our cash flows provided by operating activities from discontinued operations for the six months ended June 30, 2008 included an aggregate of $13,907 related to our ViPS and Porex segments while cash flows provided by operating activities from discontinued operations for the six months ended June 30, 2007 primarily included an aggregate of $19,058 related to our ViPS segment, Porex segment and the ACS/ACP Business. Also included in cash flows from discontinued operations used in operating activities for the six months ended June 30, 2008 is $14,250 in payments made in connection with legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Our liquidity during 2008 is expected to be significantly impacted as a result of the planned WHC Merger, and also as a result of the divestiture of ViPS on July 22, 2008 for approximately $225,000 in cash and the planned divestiture of Porex, see “— Introduction — Pending Corporate Transactions — Merger with WHC” and “Introduction — Pending Corporate Transactions — Planned Divestiture of Porex” above. The planned merger with WHC will result in the payment of up to $6.89 in cash for each outstanding share of HLTH Common Stock as of the closing date of the WHC Merger. We expect the combined company to use available cash on hand, as well as cash proceeds to be received from the divestitures of Porex and ViPS to fund the cash portion of the Merger Consideration. Additionally, if Porex has not been sold at the time the WHC Merger is ready to be consummated, WHC could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the WHC Merger, or HLTH or WHC could drawdown proceeds from the respective non-recourse credit facilities they have entered into with Citigroup.

We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements, for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, WebMD’s existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and WebMD’s customers. We plan to continue to enhance WebMD’s online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

The timing of WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter

WebMD’s advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in WebMD’s control, and some of which may be difficult to forecast accurately. The majority of WebMD’s advertising and sponsorship programs are for terms of approximately four to twelve months. WebMD has relatively few longer term advertising and sponsorship programs. In addition, WebMD has noted a trend this year, among some of its advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past. We cannot assure you that WebMD’s current advertisers and sponsors will continue to use its services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

WebMD’s ability to provide comparative information on hospital cost and quality depends on its ability to obtain the required data on a timely basis and, if it is unable to do so, its private portal services would be less attractive to clients

WebMD provides, in connection with its private portal services, comparative information about hospital cost and quality. WebMD’s ability to provide this information depends on its ability to obtain comprehensive, reliable data. WebMD currently obtains this data from a number of public and private sources, including the Centers for Medicare and Medicaid Services (CMS), 24 individual states and the Leapfrog Group. We cannot provide assurance that WebMD would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, WebMD’s business could be negatively impacted if CMS or WebMD’s other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with WebMD’s planned usage. In addition, the quality of the comparative information services that WebMD provides depends on the reliability of the information that it is able to obtain. If the information WebMD uses to provide these services contains errors or is otherwise unreliable, WebMD could lose clients and its reputation could be damaged.

WebMD’s ability to renew existing licenses with employers and health plans will depend, in part, on WebMD’s ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through WebMD’s Health and Benefits Manager tools, including WebMD’s personal health record application, WebMD is well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of WebMD’s private portals during the next several years. However, WebMD’s growth strategy depends, in part, on increasing usage of WebMD’s private portal services by WebMD’s employer and health plan clients’ employees and members, respectively. Increasing usage of WebMD’s services requires WebMD to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, WebMD faces competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of WebMD’s competitors have greater financial, technical, product development, marketing and other resources than WebMD does, and may be better known than WebMD’s. We cannot provide assurance that WebMD will be able to meet its development and implementation goals, nor that WebMD will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for WebMD’s private portal services and possible non-renewals of WebMD’s license agreements.

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

In addition, Internet user privacy and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in December 2007, the Federal Trade Commission

(FTC) published for comment proposed principles to govern tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers. WebMD has privacy policies posted on its Web sites that it believes comply with applicable laws requiring notice to users about WebMD’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain. WebMD also notifies users about its information collection, use and disclosure practices relating to data it receives through offline means such as paper health risk assessments. We cannot assure you that the privacy policies and other statements WebMD provides to users of its products and services, or WebMD’s practices will be found sufficient to protect it from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of WebMD’s practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect WebMD’s business.

Failure to comply with regulations related to advertising and promotion may result in enforcement action and loss of sponsorship

The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food & Drug Administration (FDA) or the FTC finds that any information on The WebMD Health Network or in the WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against WebMD and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for WebMD to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs and medical devices to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws will be enacted that impose restrictions on such advertising and promotion. WebMD’s advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

Medscape’s continuing medical education (CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, WebMD has made certain adjustments to its corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” ACCME required accredited providers to implement changes relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008, and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that it and Medscape have made to their structure and operations satisfy the revised standards.

In June 2008, the ACCME announced a “call-for-comments” on several ACCME proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME has stated that it believes that due consideration should be given to the possibility of eliminating commercial support of CME. The ACCME has requested the medical profession, the public and CME providers to weigh in on the debate on this subject. To frame the debate, the ACCME has proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) if the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The ACCME is currently seeking comments on the above, with the comment period scheduled to end on September 12, 2008. We expect that comments submitted to the ACCME will indicate significant backing from the medical profession for commercially-supported CME and, accordingly, believe it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as result of comments it receives. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Risks Related to Providing Products and Services to the Healthcare Industry

Developments in the healthcare industry and its funding could adversely affect our businesses

Most of the revenue of WebMD is derived from healthcare industry participants and could be affected by changes affecting healthcare spending. In addition, a significant portion of Porex’s revenue comes from products used in healthcare or related applications. WebMD’s advertising and sponsorship revenue is particularly dependent on pharmaceutical, biotechnology and medical device companies. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the online services that WebMD provides. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks that we face from healthcare regulation are as follows:

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and divert management attention from our business operations

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to HLTH as of the date of this Quarterly Report on Form 10-Q, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and Medical Manager Health Systems, a former subsidiary of HLTH; however, we cannot be sure of the investigation’s exact scope or how long it may continue. In addition, HLTH understands that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or HLTH may discover, could have a negative impact on our company and on how it is perceived by investors and potential investors and customers and potential customers. In addition, the management effort and attention required to respond to the investigations and any such developments could have a negative impact on our business operations.

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

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of June 30, 2008, HLTH had a total of approximately $360.9 million (face value) of investments in certain auction rate securities (ARS) of which $167.5 million (face value) relate to WHC. Those ARS had a fair value of $298.0 million of which ($138.3 million relates to WHC). The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

Since February 2008, negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. In the event HLTH needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, HLTH would incur a loss on any such sales.

The WHC Merger will result in a substantial increase in the number of shares of WHC Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the WHC Merger

Upon completion of the WHC Merger, shares of HLTH Common Stock will be converted into the right to receive cash and shares of WHC Common Stock. Although the WHC Merger is expected to reduce the total number of outstanding shares of WHC Common Stock, the WHC Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WHC Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2008, approximately 9,259,000 shares of WHC Class A Common Stock (the class traded publicly) were outstanding. In the WHC Merger, the WHC Class B Common Stock will become treasury stock of WebMD and will cease to be outstanding, but more than 36,000,000 new shares of WHC Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

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

The WHC Merger is subject to closing conditions that, if not satisfied or waived, will result in the WHC Merger not being completed, which may cause the market price of HLTH Common Stock to decline

The WHC Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WHC and receipt of opinions of counsel relating to tax matters. In addition, the WHC Merger is subject to deal-specific closing conditions, including: (a) the combined company having a sufficient amount of available cash at closing to pay the cash portion of the merger consideration while leaving an agreed upon amount of cash in the combined company, calculated pursuant to a formula contained in the Merger Agreement; and (b) HLTH having (i) sold its holdings of auction rate securities (excluding any ARS investments held by WHC) prior to closing, (ii) borrowed 75% of the principal amount of its ARS investments pursuant to the HLTH Loan Agreement, dated as of May 6, 2008, between HLTH and Citigroup Global Markets Holdings Inc. or (iii) having satisfied all conditions precedent under the HLTH Loan Agreement to permit HLTH to borrow 75% of the principal amount of its ARS investments at the effective time of the WHC Merger. If any condition to the WHC Merger is not satisfied or, if permissible, waived, the WHC Merger will not be completed. Generally, waiver by WHC of a condition to closing will require approval of the Special Committee of the WHC Board that negotiated the transaction with HLTH. We cannot predict what the effect on the market price of HLTH Common Stock would be if the WHC Merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the WHC Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of HLTH Common Stock or an increase in the volatility of that market price.

Our decision to sell Porex may have a negative impact on that business

As a result of our announcement that we plan to divest Porex, the financial results and operations of that business may be adversely affected by the diversion of management resources to the sale process and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own Porex in the future could lead Porex to lose or fail to attract employees, customers or business partners. Although we have taken steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of Porex and, as a result, the sale price that we may receive for Porex.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of June 30, 2008, the fair market value of our auction rate securities was approximately $298 million. However, the fair values of our cash and money market investments, which approximated $1.1 billion at June 30, 2008 are not subject to changes in interest rates.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations as it relates to these Notes.

HLTH and WHC have each entered into a non-recourse credit facility (each a “Credit Facility”) with Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. No borrowings have been made under either Credit Facility to date.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, certain of our Porex subsidiaries (currently reflected as discontinued operations) are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation (losses) gains were ($0.1) million and $3.3 million for the three and six months ended June 30, 2008, respectively, and foreign currency translation gains were $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of June 30, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

4/01/08 - 4/30/08	1,448	$10.28	—	$41,553,120
5/01/08 - 5/31/08	549	$11.60	—	$41,553,120
6/01/08 - 6/30/08	3,120	$12.47	—	$41,553,120

Total	5,117	$11.76	—	$41,553,120

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.2		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WebMD Health Corp. on May 7, 2008)
2	.3*	Stock Purchase Agreement, dated as of June 3, 2008, between SNTC Holding, Inc. and General Dynamics Information Technology, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on June 10, 2008, to the Current Report on Form 8-K filed by the Registrant on June 4, 2008)
3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.1		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Holdings Inc. and HLTH Corporation
10.2		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of WebMD Health Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

E-1