Form 10-Q
period 2008-09-30
HLTH CORP
filed 2008-11-10
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Yes ☐     No ☑

As of November 5, 2008, there were 185,561,083 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2008

WebMD® , WebMD Health® , CME Circle® , eMedicine® , MedicineNet® , Medscape® , MEDPOR® , Medsite® , POREX® , RxList® , Subimo® , Summex® , theheart.org® and The Little Blue Booktm are among the trademarks of HLTH Corporation or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,380,179	$536,879
Short-term investments	284,789	290,858
Accounts receivable, net of allowance for doubtful accounts of $1,261 at September 30, 2008 and $1,165 at December 31, 2007	78,148	86,081
Due from EBS Master LLC	—	1,224
Prepaid expenses and other current assets	27,190	71,090
Assets of discontinued operations	119,891	262,964

Total current assets	1,890,197	1,249,096
Marketable equity securities	2,175	2,383
Property and equipment, net	51,766	49,554
Goodwill	211,414	217,323
Intangible assets, net	28,917	36,314
Investment in EBS Master LLC	—	25,261
Other assets	36,534	71,466

TOTAL ASSETS	$2,221,003	$1,651,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$44,305	$49,598
Deferred revenue	81,740	76,401
Liabilities of discontinued operations	100,464	123,131

Total current liabilities	226,509	249,130
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	21,184	21,137
Minority interest in WHC	139,250	131,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 457,943,786 shares issued at September 30, 2008; 457,803,361 shares issued at December 31, 2007	46	46
Additional paid-in capital	12,504,151	12,479,574
Treasury stock, at cost; 273,397,698 shares at September 30, 2008; 275,786,634 shares at December 31, 2007	(2,556,347)	(2,564,948)
Accumulated deficit	(8,764,576)	(9,320,748)
Accumulated other comprehensive income	786	5,853

Total stockholders’ equity	1,184,060	599,777

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,221,003	$1,651,397

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$100,367	$86,034	$271,185	$235,112
Costs and expenses:
Cost of operations	35,322	30,021	99,655	87,636
Sales and marketing	26,441	22,459	77,731	67,258
General and administrative	22,928	25,718	67,253	81,111
Depreciation and amortization	7,265	7,390	21,468	20,954
Interest income	9,386	10,864	29,384	30,638
Interest expense	4,636	4,660	13,871	13,985
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	60,108	—
Other (expense) income, net	(997)	989	(5,807)	5,267

Income from continuing operations before income
tax provision	12,164	7,639	492,700	73
Income tax provision	7,679	2,977	34,623	4,404
Minority interest in WHC income (loss)	1,845	1,800	(929)	2,758
Equity in earnings of EBS Master LLC	—	8,005	4,007	22,679

Income from continuing operations	2,640	10,867	463,013	15,590
Income (loss) from discontinued operations, net of tax	93,241	5,704	93,159	(38,780)

Net income (loss)	$95,881	$16,571	$556,172	$(23,190)

Basic income (loss) per common share:
Income from continuing operations	$0.01	$0.06	$2.53	$0.09
Income (loss) from discontinued operations	0.51	0.03	0.51	(0.22)

Net income (loss)	$0.52	$0.09	$3.04	$(0.13)

Diluted income (loss) per common share:
Income from continuing operations	$0.01	$0.06	$2.06	$0.08
Income (loss) from discontinued operations	0.50	0.03	0.41	(0.21)

Net income (loss)	$0.51	$0.09	$2.47	$(0.13)

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	183,716	179,811	182,838	178,681

Diluted	187,527	188,071	228,653	188,486

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$556,172	$(23,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(93,159)	38,780
Depreciation and amortization	21,468	20,954
Minority interest in WHC (loss) income	(929)	2,758
Equity in earnings of EBS Master LLC	(4,007)	(22,679)
Amortization of debt issuance costs	2,248	2,179
Non-cash advertising	1,736	2,489
Non-cash stock-based compensation	18,974	26,246
Deferred income taxes	11,934	3,710
Gain on sale of EBS Master LLC and 2006 EBS Sale	(538,024)	(399)
Impairment of auction rate securities	60,108	—
Changes in operating assets and liabilities:
Accounts receivable	7,933	14,835
Prepaid expenses and other, net	4,174	(198)
Accrued expenses and other long-term liabilities	(3,639)	(45,878)
Deferred revenue	5,339	3,253

Net cash provided by continuing operations	50,328	22,860
Net cash provided by discontinued operations	28,497	24,366

Net cash provided by operating activities	78,825	47,226
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	117,539	356,492
Purchases of available-for-sale securities	(177,150)	(694,522)
Purchases of property and equipment	(15,115)	(14,427)
Proceeds related to sales of ViPS, EBS, EPS and ACS/ACP, net of expenses	821,706	14,565
Decrease in net advances to EBS Master LLC	1,224	19,921
Other	148	—

Net cash provided by (used in) continuing operations	748,352	(317,971)
Net cash used in discontinued operations	(4,265)	(3,785)

Net cash provided by (used in) investing activities	744,087	(321,756)
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	20,725	114,077
Purchases of treasury stock under repurchase program	—	(47,120)
Other	343	4,300

Net cash provided by continuing operations	21,068	71,257
Net cash used in discontinued operations	(76)	(130)

Net cash provided by financing activities	20,992	71,127
Effect of exchange rates on cash	(604)	1,042

Net increase (decrease) in cash and cash equivalents	843,300	(202,361)
Cash and cash equivalents at beginning of period	536,879	614,691

Cash and cash equivalents at end of period	$1,380,179	$412,330

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

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of September 30, 2008, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.1% of the total outstanding Class A Common Stock (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of September 30, 2008, 96.2% of the combined voting power of WHC’s outstanding Common Stock.

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

On February 21, 2008, the Company announced its intention to sell its ViPS and Porex businesses. On July 22, 2008, the Company completed the sale of ViPS. Accordingly, the results of the Company’s ViPS and Porex segments are presented as discontinued operations in the accompanying consolidated financial statements. See Note 2 for further details.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, which are included in the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2008.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue within the WebMD Online Services segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Private portal licensing revenue within the WebMD Online Services segment is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of the revenue in this segment being recognized in the second and third quarter of each calendar year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Income from continuing operations	$2,640	$10,867	$463,013	$15,590
Convertible redeemable exchangeable preferred stock fee	—	—	—	174

Income from continuing operations — Basic	2,640	10,867	463,013	15,764
Interest expense on convertible notes, net of tax	—	—	8,324	—
Effect of WHC dilutive securities	(203)	(436)	(326)	(658)

Income from continuing operations — Diluted	$2,437	$10,431	$471,011	$15,106

Income (loss) from discontinued operations, net of tax — Basic and Diluted	$93,241	$5,704	$93,159	$(38,780)

Denominator:
Common stock	183,716	179,811	182,838	171,643
Convertible redeemable exchangeable preferred stock	—	—	—	7,038

Weighted-average shares — Basic	183,716	179,811	182,838	178,681
Employee stock options, restricted stock and warrants	3,811	8,260	3,800	9,805
Convertible notes	—	—	42,015	—

Adjusted weighted-average shares after assumed conversions — Diluted	187,527	188,071	228,653	188,486

Basic income (loss) per common share:
Income from continuing operations	$0.01	$0.06	$2.53	$0.09
Income (loss) from discontinued operations	0.51	0.03	0.51	(0.22)

Net income (loss)	$0.52	$0.09	$3.04	$(0.13)

Diluted income (loss) per common share:
Income from continuing operations	$0.01	$0.06	$2.06	$0.08
Income (loss) from discontinued operations	0.50	0.03	0.41	(0.21)

Net income (loss)	$0.51	$0.09	$2.47	$(0.13)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, restricted stock and stock options, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Options, restricted stock and warrants	28,806	21,054	32,879	20,175
Convertible notes	42,015	42,015	—	42,015

	70,821	63,069	32,879	62,190

Income Taxes

The income tax provision of $7,679 and $34,623 for the three and nine months ended September 30, 2008, respectively, and $2,977 and $4,404 for the three and nine months ended September 30, 2007, respectively, represents taxes for federal, state and other jurisdictions. The Company recorded an income tax provision related to discontinued operations of $8,813 and $8,143 for the three and nine months ended September 30, 2008, respectively, and an income tax provision of $823 and $1,461 for the three and nine months ended September 30, 2007, respectively, included in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations. While the majority of the gain on the 2008 EBSCo Sale (as defined in Note 3) was offset by net operating loss (“NOL”) carryforwards, certain alternative minimum tax and other state taxes were not offset resulting in a provision of approximately $24,000 for the nine months ended September 30, 2008. The income tax provision for the nine months ended September 30, 2008 excludes a benefit for the impairment of auction rate securities, as it is currently not deductible for tax purposes.

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

In November 2007, the Company announced its intention to explore potential sales transactions for its ViPS and Porex businesses and in February 2008, the Company announced its intention to divest these segments. As a result, the financial information has been reclassified to discontinued operations in the accompanying consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Porex

Summarized operating results for Porex for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Statement of Operations Data:
Revenue	$23,131	$21,867	$71,518	$69,579
Earnings before taxes	5,001	4,820	13,002	15,587

The major classes of assets and liabilities of Porex as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$12,955	$12,922
Inventory	12,121	11,772
Property and equipment, net	22,231	21,176
Goodwill	42,960	43,283
Intangible assets, net	24,750	24,872
Deferred tax asset	1,420	1,420
Other assets	3,454	3,554

Total Assets	$119,891	$118,999

Liabilities of discontinued operations:
Accounts payable	$1,983	$1,533
Accrued expenses	6,587	7,684
Deferred tax liability	24,583	24,375
Other long-term liabilities	—	101

Total Liabilities	$33,153	$33,693

ViPS

On July 22, 2008, the Company completed the sale of its ViPS segment (“ViPS Sale”) to an affiliate of General Dynamics Corporation (“General Dynamics”) for $224,842 in cash, which reflects the effect of a preliminary estimate of the amount of a customary working capital adjustment to the contractual purchase price of $225,000 in cash. The actual amount of the working capital adjustment has not yet been determined. The Company incurred approximately $1,337 of professional fees and other expenses associated with the ViPS Sale during the three months ended September 30, 2008. In connection with the sale, the Company recognized a pre-tax gain of $96,566, which is included in income from discontinued operations in the accompanying consolidated statements of operations during the three months ended September 30, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results for ViPS for the periods July 1, 2008 through July 22, 2008, January 1, 2008 through July 22, 2008 and the three and nine months ended September 30, 2007 are as follows:

	For the Period		For the Period
	July 1, 2008 to	Three Months Ended	January 1, 2008 to	Nine Months Ended
	July 22, 2008	September 30, 2007	July 22, 2008	September 30, 2007

Statement of Operations Data:
Revenue	$5,292	$24,307	$57,497	$76,851
Earnings before taxes	270	1,412	8,121	4,211

The major classes of assets and liabilities of ViPS as of December 31, 2007 are as follows:

Assets of discontinued operations:
Accounts receivable, net	$17,240
Property and equipment, net	4,020
Goodwill	71,253
Intangible assets, net	47,815
Deferred tax asset	804
Other assets	2,833

Total Assets	$143,965

Liabilities of discontinued operations:
Accounts payable	$1,599
Accrued expenses and other	4,370
Deferred revenue	10,982
Deferred tax liability	16,924

Total Liabilities	$33,875

ACS/ACP Business

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received during the quarter ended March 31, 2008 and the remaining $1,075 to be received during the quarter ending December 31, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,394 in the three months ended December 31, 2007. Summarized operating results for the discontinued operations of the ACS/ACP Business for the three and nine months ended September 30, 2007 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Statement of Operations Data:
Revenue	$1,100	$3,327
(Loss) earnings before taxes	(10)	210

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS

On September 14, 2006, the Company completed the sale (the “EPS Sale”) of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 12, “Commitments and Contingencies.” In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information it had recently received at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded a pre-tax charge of $57,774, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007 and again during the quarter ended June 30, 2008, the Company updated the estimated range of its indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $15,573 and $16,980, respectively, each of which reflected the increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $47,400 to $70,400, as of September 30, 2008 which includes costs that have been incurred prior to, but were not yet paid, as of September 30, 2008. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $47,399 and $55,563 as of September 30, 2008 and December 31, 2007, respectively, and is included within liabilities of discontinued operations in the accompanying consolidated balance sheets.

Also included within liabilities of discontinued operations related to this matter is $19,912 which represents reimbursements received from the Company’s insurance carriers between July 31, 2008 and September 30, 2008. The Company deferred recognizing these insurance reimbursements within the statement of operations given the pending Coverage Litigation. For more information regarding the Coverage Litigation, see Note 12.

3.	Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in its Emdeon Business Services segment (“2006 EBS Sale”) to an affiliate of General Atlantic LLC (“GA”). The 2006 EBS Sale was structured so that the Company and GA each own interests in a limited liability company, EBS Master LLC (“EBSCo”), which owns the entities comprising EBS through a wholly owned limited liability company, Emdeon Business Services LLC. During the three months ended June 30, 2007, the Company recognized a gain of $399 which related to the finalization of the working capital adjustment in connection with the 2006 EBS Sale.

Beginning on November 17, 2006, the Company’s remaining 48% ownership interest in EBSCo was reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method and the Company’s share of EBSCo’s net earnings was reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations through February 8, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2008, the Company entered into a Securities Purchase Agreement and simultaneously completed the sale of its 48% minority ownership interest in EBSCo (the “2008 EBSCo Sale”) for $575,000 in cash to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the 2008 EBSCo Sale, the Company recognized a pre-tax gain of $538,024. The Company expects to utilize a portion of its federal NOL carryforwards to offset a portion of the tax liability that would otherwise result from the 2008 EBSCo Sale.

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 and for the period January 1, 2008 through February 8, 2008, the closing date of the 2008 EBSCo Sale. The difference between the equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations and 48% of the net income of EBSCo is principally due to the amortization of the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo for the period January 1, 2008 through February 8, 2008 and for the three and nine months ended September 30, 2007:

	For the Period
	January 1, 2008 to	Three Months Ended	Nine Months Ended
	February 8, 2008	September 30, 2007	September 30, 2007

Statement of Operations Data:
Revenue	$94,481	$202,954	$602,589
Cost of operations	44,633	94,712	280,786
Net income	5,551	9,999	26,798

4.	Termination of Proposed Merger with WHC

On February 20, 2008, the Company and WHC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company would merge into WHC (the “WHC Merger”), with WHC continuing as the surviving corporation. The Merger Agreement was amended on May 6, 2008 and September 12, 2008. Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (the “Termination Agreement”), the Company and WHC mutually agreed, in light of recent turmoil in financial markets, to terminate the Merger Agreement. The termination was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WHC. The Termination Agreement maintains the Company’s obligation, under the terms of the Merger Agreement, to pay the expenses of WHC incurred in connection with the merger. Under the Termination Agreement, the Company and WHC also agreed to amend the Amended and Restated Tax Sharing Agreement, dated as of February 15, 2006, between them (the “Tax Sharing Agreement”) so that, for tax years beginning after December 31, 2007, the Company will no longer be required to reimburse WHC for use of NOL carryforwards attributable to WHC that may result from certain extraordinary transactions by the Company. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by the Company, required either the Company or WHC to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WHC’s or the Company’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. The Termination Agreement also provided for the Company to assign to WHC the Amended and Restated Data License Agreement, dated as of February 8, 2008, among the Company, EBSCo and certain affiliated companies.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	WebMD Health Corp.

Gain Upon Sale of WHC Class A Common Stock

The Company’s WHC subsidiary issues its Class A Common Stock in various transactions from time to time, which result in the dilution of the Company’s percentage ownership in WHC. The Company accounts for the issuance of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The issuances of WHC Class A Common Stock resulted in an aggregate gain to equity of $1,768 and $3,715 during the three and nine months ended September 30, 2008, respectively, related to the exercise of stock options and the release of restricted stock awards. As a result, the Company’s ownership in WHC decreased to 83.1% as of September 30, 2008, from 83.5% as of December 31, 2007 (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC).

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue represents certain services provided by the WebMD Online Services segment and WebMD Publishing and Other Services segment (which we refer to, together, as the “WebMD Segments” or, sometimes, as “WebMD”) to the Corporate segment. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services related to the terminated WHC Merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale; and the impairment charge related to the Company’s auction rate securities.

Reclassification of Segment Information.  As a result of the Company’s intention to divest the Porex segment and due to the ViPS Sale and the December 31, 2007 sale of WHC’s ACS/ACP business, the financial information for these businesses has been reclassified to discontinued operations for the current and prior year periods. As a result of the discontinued operations presentation for ViPS and Porex, the Company’s only remaining operating segment would have been WebMD. Accordingly, the Company expanded its segment disclosure for WebMD to provide additional information related to the WebMD Online Services segment and the WebMD Publishing and Other Services segment. This additional information for WebMD has been provided for all periods presented.

The WebMD Segments and Corporate segment are described as follows:

•	WebMD Online Services provides health information services to consumers, physicians, healthcare professionals, employees and health plans through its public and private online portals. The public portals for consumers enable them to obtain health and wellness information (including information on specific diseases and conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education credit and communicate with peers. The private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WebMD Online Services provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD Online Services also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services publishes The Little Blue Book, a physician directory, and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also published medical reference textbooks until it divested this business on December 31, 2007. See Note 2 for further details.

•	Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of the Company’s segments or by the Porex and ViPS businesses included in discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $838 and $2,572 for the three and nine months ended September 30, 2008, respectively, and $845 and $2,470 for the three and nine months ended September 30, 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the 2006 EBS Sale, EPS Sale and the ViPS Sale, the Company entered into transition services agreements whereby the Company provided ViPS, EBSCo, and Sage Software certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to ViPS, EBSCo, and Sage Software, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are solely for services related to EBSCo and ViPS for the three and nine months ended September 30, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the WebMD Segments and Corporate segment and a reconciliation to income from continuing operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$72,046	$59,087	$190,494	$158,944
Licensing	22,139	20,001	65,928	59,915
Content syndication and other	392	490	1,154	2,027

Total WebMD Online Services	94,577	79,578	257,576	220,886
WebMD Publishing and Other Services	5,810	6,520	13,669	14,426
Inter-segment eliminations	(20)	(64)	(60)	(200)

	$100,367	$86,034	$271,185	$235,112

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$25,956	$21,948	$61,287	$48,982
WebMD Publishing and Other Services	1,212	2,138	1,485	2,643
Corporate	(4,679)	(5,811)	(15,311)	(18,874)

	22,489	18,275	47,461	32,751
Interest, taxes, non-cash and other items
Interest income	9,386	10,864	29,384	30,638
Interest expense	(4,636)	(4,660)	(13,871)	(13,985)
Income tax provision	(7,679)	(2,977)	(34,623)	(4,404)
Depreciation and amortization	(7,265)	(7,390)	(21,468)	(20,954)
Non-cash stock-based compensation	(6,531)	(9,285)	(18,974)	(26,246)
Non-cash advertising	(178)	(169)	(1,736)	(2,489)
Minority interest in WHC income (loss)	(1,845)	(1,800)	929	(2,758)
Equity in earnings of EBS Master LLC	—	8,005	4,007	22,679
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	(60,108)	—
Other (expense) income, net	(1,101)	4	(6,012)	358

Income from continuing operations	2,640	10,867	463,013	15,590
Income (loss) from discontinued operations, net of tax	93,241	5,704	93,159	(38,780)

Net income (loss)	$95,881	$16,571	$556,172	$(23,190)

7.	Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, WHC has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintained an Employee Stock Purchase Plan through April 30, 2008, which provided

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees with the ability to buy shares of HLTH Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

The Company had an aggregate of 5,936,018 shares of HLTH Common Stock available for future grants under the Plans as of September 30, 2008. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At September 30, 2008, there were options to purchase 4,139,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	47,293,577	$14.35
Granted	120,000	13.40
Exercised	(2,339,811)	7.65
Cancelled	(1,405,760)	16.88

Outstanding at September 30, 2008	43,668,006	$14.63	3.0	$33,489

Vested and exercisable at the end of the period	39,218,041	$15.11	2.5	$27,417

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on September 30, 2008, which was $11.43, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on September 30, 2008.

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

	Nine Months Ended September 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.33	0.31
Risk-free interest rate	2.82%	4.67%
Expected term (years)	3.81	3.94
Weighted average fair value of options granted during the period	$3.92	$4.01

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	1,240,297	$10.74
Vested	(181,769)	9.53
Forfeited	(35,837)	11.26

Balance at September 30, 2008	1,022,691	$10.94

Proceeds received from the exercise of options to purchase HLTH Common Stock were $10,624 and $17,901 for the three and nine months ended September 30, 2008, respectively, and $8,821 and $107,635 for the three and nine months ended September 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $6,513 and $11,840 for the three and nine months ended September 30, 2008, respectively, and $4,703 and $55,635 for the three and nine months ended September 30, 2007, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (the “WHC Plan”). In connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,440,150 shares of Class A Common Stock available for future grants under the WebMD Plans at September 30, 2008.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	609,800	32.19
Exercised	(196,652)	17.56
Cancelled	(373,551)	31.42

Outstanding at September 30, 2008	5,060,148	$28.23	7.8	$32,163

Vested and exercisable at the end of the period	2,239,061	$22.22	7.2	$21,487

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on September 30, 2008, which was $29.74, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on September 30, 2008.

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

	Nine Months Ended
	September 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.44	0.45
Risk-free interest rate	2.46%	4.65%
Expected term (years)	3.25	3.34
Weighted average fair value of options granted during the period	$10.75	$18.16

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2008	307,722	$29.46
Granted	19,000	28.32
Vested	(90,687)	21.59
Forfeited	(12,500)	21.86

Balance at September 30, 2008	223,535	$32.98

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $1,061 and $3,453 for the three and nine months ended September 30, 2008, respectively, and $2,767 and $8,490 for the three and nine months ended September 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $3,299 and $5,769 for the three and nine months ended September 30, 2008, respectively, and $8,203 and $15,291 for the three and nine months ended September 30, 2007, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allowed eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. The ESPP provided for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 49,125 and 34,610 shares issued under the ESPP during the nine months ended September 30, 2008 and 2007, respectively. The ESPP was terminated after the purchase period that ended on April 30, 2008.

Other

At the time of the WHC initial public offering and each year on the anniversary of the initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded stock-based compensation expense of $85 during the three months ended September 30, 2008 and 2007 and $255 during the nine months ended September 30, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded stock-based compensation expense of $279 for the three months ended September 30, 2008 and 2007, and $837 and $815 for the nine months ended September 30, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

HLTH Plans:
Stock options	$2,127	$2,791	$5,743	$9,040
Restricted stock	1,525	1,633	4,253	4,759
WHC Plans:
Stock options	2,682	4,295	7,858	11,587
Restricted stock	456	820	1,260	2,429
Employee Stock Purchase Plan	—	42	51	127
Other	372	375	1,097	1,081

Total stock-based compensation expense	$7,162	$9,956	$20,262	$29,023

Included in:
Cost of operations	$1,005	$1,597	$2,950	$4,159
Sales and marketing	1,222	1,252	3,624	3,889
General and administrative	4,304	6,436	12,400	18,198
Equity in earnings of EBS Master LLC	—	240	—	1,039

Income from continuing operations	6,531	9,525	18,974	27,285
Income from discontinued operations	631	431	1,288	1,738

Total stock-based compensation expense	$7,162	$9,956	$20,262	$29,023

As of September 30, 2008, approximately $13,035 and $31,887 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.7 years and 1.5 years, related to the HLTH Plans and the WebMD Plans, respectively.

8.	Stockholders’ Equity

Pending Tender Offer

On October 27, 2008, the Company commenced a tender offer to purchase up to 80,000,000 shares of its Common Stock at a price of $8.80 per share (the “Pending Tender Offer”). The Pending Tender Offer is expected to be completed in November 2008, subject to a number of terms and conditions, including that a minimum of 40,000,000 shares be properly tendered and not withdrawn in the offer.

Stock Repurchase Program

In December 2006, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $100,000 to purchase shares of HLTH Common Stock from time to time beginning on December 19, 2006, subject to market conditions. As of September 30, 2008 and 2007, respectively, the Company had repurchased 4,280,931 and 4,268,895 shares at an aggregate cost of approximately $58,447 and $58,444 under the Program. No shares were repurchased during the nine months ended September 30, 2008. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value of Financial Instruments and Credit Facilities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 assets as of September 30, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured at fair value as of September 30, 2008:

	Level 1	Level 3	Total

Auction rate securities	$—	$284,408	$284,408
Equity securities	2,175	—	2,175

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets which consist of the Company’s ARS:

Balance as of January 1, 2008	$—
Transfers to Level 3	363,700
Redemptions	(7,900)
Impariment charge included in earnings	(60,108)
Interest accretion included in earnings	632
Unrealized loss included in other comprehensive income	(11,916)

Fair Value as of September 30, 2008	$284,408

The Company holds investments in action rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, the Company concluded the fair value of its ARS holdings was $302,842 (of which $141,044 relates to WHC), compared to a face value of $362,950 (of which $168,450 relates to WHC). The impairment in value, or $60,108 (of which $27,406 relates to WHC), was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extend to as many as 14 years and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the three and nine months ended September 30, 2008, the Company received $5,100 (of which $2,000 relates to WHC) and $7,900 (of which $3,700 relates to WHC), respectively, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of September 30, 2008, the total face value of the Company’s ARS holdings was $355,800, of which $165,500 relates to WHC. During the three months ended June 30, 2008 and September 30, 2008, the Company reduced the carrying value of its ARS holdings by $3,019 and $8,897, respectively. The Company assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded these declines as an unrealized loss in other comprehensive income in the accompanying consolidated balance sheet.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income (loss), such as changes in unrealized holding gains and losses on available-for-sale marketable securities and 48% of the comprehensive income (loss) of EBSCo. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Foreign currency translation (losses) gains	$(4,488)	$1,554	$(1,200)	$2,391
Unrealized holding (losses) gains on securities	(8,564)	(532)	(11,193)	2
EBSCo interest rate swap agreement	—	(5,918)	7,326	(2,429)

Other comprehensive loss	(13,052)	(4,896)	(5,067)	(36)
Net income (loss)	95,881	16,571	556,172	(23,190)

Comprehensive income (loss)	$82,829	$11,675	$551,105	$(23,226)

Included in comprehensive income (loss) for the three and nine months ended September 30, 2007 is the Company’s share of unrealized gains on the fair value of EBSCo’s interest rate swap agreements, and for the nine months ended September 30, 2008 is the reversal, in connection with the 2008 EBSCo Sale, of the net cumulative loss related to these agreements.

Deferred taxes are not included within accumulated other comprehensive income because a valuation allowance was maintained for substantially all net deferred tax assets.

Accumulated other comprehensive income includes:

	September 30, 2008	December 31, 2007

Unrealized holding (losses) gains on securities	$(10,283)	$910
Foreign currency translation gains	11,069	12,269
Comprehensive loss of EBSCo	—	(7,326)

Total accumulated other comprehensive income	$786	$5,853

11.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the nine months ended September 30, 2008 are as follows:

		WebMD
	WebMD	Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$212,439	$11,045	$223,484
Reversal of income tax valuation allowance	(2,793)	—	(2,793)
Adjustments to finalize purchase price allocations	(3,368)	—	(3,368)

Balance as of January 1, 2008	206,278	11,045	217,323
Reversal of income tax valuation allowance	(5,761)	—	(5,761)
Adjustments to finalize purchase price allocations	(148)	—	(148)

Balance as of September 30, 2008	$200,369	$11,045	$211,414

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	September 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life (a)	Amount	Amortization	Net	Useful Life (a)

Content	$15,954	$(14,051)	$1,903	1.7	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(12,798)	20,393	8.8	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(12,844)	2,123	0.9	14,967	(10,126)	4,841	1.5
Trade names	7,817	(3,319)	4,498	7.1	7,817	(2,725)	5,092	7.7

Total	$71,929	$(43,012)	$28,917	7.5	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $2,406 and $7,397 for the three and nine months ended September 30, 2008, respectively, and $3,320 and $9,853 for the three and nine months ended September 30, 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2008 (October 1st to December 31st)	$2,318
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

12.	Commitments and Contingencies

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

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above. The trial of the indicted former officers and directors of Medical Manager Health Systems has been scheduled for February 2, 2009. Mr. Robbins passed away on September 27, 2008 and on October 15, 2008 the court granted a motion to dismiss Mr. Robbins from the Second Superseding Indictment.

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now eight, former officers and directors of EPS. During the year ended December 31, 2007, the Company recorded a pre-tax charge of $73,347, related to its estimated liability with respect to these indemnity obligations. During the three months ended June 30, 2008, the Company recorded an additional pre-tax charge of $16,980 which reflects an increase to the Company’s estimated liability related to this matter. See Note 2 for a more detailed discussion regarding this charge.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 12. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the statement of operations during the three months ended December 31, 2007 and was included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”). As of September 30, 2008, $50,950 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $19,912 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). The Company has deferred recognizing this amount as income given the fact that the Coverage Litigation is ongoing and accordingly this amount has been deferred on the balance sheet as of September 30, 2008 within Liabilities of Discontinued Operations. As a result of these payments, the Company has exhausted its coverage under the EPS Policies and has remaining coverage under the Synetic Policies of approximately $60,000.

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. The Company filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted the Company’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order the issuers of the Synetic Policies have been reimbursing the Company for its costs. Unless the carriers ultimately prevail in the Coverage Litigation or obtain an interim ruling from the court to the contrary, the Company expects to collect from the remaining carriers under the Synetic Policies who are subject to the Court’s order the costs that it is obligated to pay subject to the limits of each carrier’s policy. The Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company, although the $14,625 that the Company has received in settlement from certain carriers is not subject to being repaid. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

On October 29, 2008 the Company filed a Motion for Leave to File a Second Amended Complaint with the Superior Court. The Second Amended Complaint would add four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to the Company’s indemnification obligations to the former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 12. Additionally, the Second Amended Complaint would add back as a defendant in the Coverage Action the issuer of one of the EPS Policies with whom the Company settled who is also the issuer of the eighth level of coverage under the Synetic Policies. At the time of that settlement the Company dismissed the eighth level carrier without prejudice with respect to that Synetic Policy and based upon the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current estimate of the anticipated costs of its indemnification obligations the Company has determined that it is necessary to add back the carrier with respect to the Synetic Policy. Although the Company believes that such eighth level carrier is situated similarly to the other Synetic Policies, the eighth level carrier indicated on September 9, 2008 its position that it was not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in the Company including the eighth level carrier in the Motion for Leave to File a Second Amended Complaint, described above.

Notwithstanding the fact that the Company has prevailed in the summary judgment motions described above, there can be no assurance that the Company will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2008 and in Note 12 to the Consolidated Financial Statements included in the Company’s Form 10-Q for the quarterly period ended June 30, 2008, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.	Other (Expense) Income, Net

Other (expense) income, net consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Transition service fees (a)	$104	$985	$205	$4,909
Reduction of tax contingencies (b)	437	377	1,311	1,123
Legal expense (c)	(403)	(373)	(1,164)	(1,164)
Gain on 2006 EBS Sale (d)	—	—	—	399
Advisory expense (e)	(1,135)	—	(6,159)	—

Other (expense) income, net	$(997)	$989	$(5,807)	$5,267

(a)	Represents the net fees received from ViPS, Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	Represents a gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale on November 16, 2006.

(e)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC.

14.	Pending Marketing Technology Solutions Inc. Acquisition

On September 15, 2008, WHC announced that it had entered into a definitive agreement to acquire QualityHealth.com and its owner, Marketing Technology Solutions Inc. (“MTS”). MTS provides on-line performance-based marketing and media programs directed at pharmaceutical and other healthcare related advertisers. The purchase price for MTS is $50 million in cash, payable at closing, and WHC has agreed to pay up to an additional $25 million in cash if certain performance thresholds are achieved relating to calendar year 2009.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a brief discussion of our operating segments, a description of the termination of our proposed merger with WHC, a description of pending transactions and other recent transactions, other significant developments and trends, and a discussion on how our business is impacted by seasonality.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to the Consolidated Financial Statements contained in our Current Report on Form 8-K filed with the SEC on June 27, 2008.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of September 30, 2008.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

As of September 30, 2008, we owned 83.1% of the aggregate amount of outstanding shares of WebMD Health Corp. (which we refer to as WHC) Class A Common Stock (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC) and Class B

Common Stock and, accordingly, our consolidated financial statements reflect the minority shareholders’ 16.9% share of equity and net income (loss) of WHC.

HLTH’s 48% ownership in EBS Master LLC (which we refer to as EBSCo) was accounted for under the equity method through February 8, 2008, the date of the sale of our investment in EBS Master LLC. See “— Other Recent Transactions — Sale of EBSCo” below.

Segments

As a result of our intentions to sell our Porex segment and due to the sale of our ViPS segment, see “— Pending Transactions” and “— Other Recent Transactions” below, our remaining operating segments are WebMD Online Services and WebMD Publishing and Other Services (which we refer to together, as our WebMD Segments or, sometimes, as WebMD). The following is a description of each of our operating segments and our corporate segment:

•	WebMD Online Services. This segment owns and operates both public and private online portals. The public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. The public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (which we refer to as CME) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Through our private portals for employers and health plans, we provide information and services that enable their employees and members, respectively, to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors, as well as through the fees charged for our coaching services. We also distribute online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services. This segment provides offline products and services, including: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication that WebMD distributes free of charge to physician office waiting rooms. We generate revenue from sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. Until December 31, 2007, we published ACP Medicine and ACS Surgery: Principles of Practice, its medical reference textbooks. We sold this business in 2007 and it has now been reflected as a discontinued operation in our financial statements. The WebMD Publishing and Other Services segment complements the WebMD Online Services segment and extends the reach of the WebMD brand and our influence among health-involved consumers and clinically-active physicians.

•	Corporate. Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of our segments, or by the ViPS and Porex businesses which are reflected within discontinued operations. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $838 and $2,572 for the three and nine months ended September 30, 2008, respectively, and $845 and $2,470 for the three and nine months ended September 30, 2007, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the sale of our Emdeon Business Services (which we refer to as EBS) and Emdeon Practice Services (which we refer to as EPS) segments during the second half of 2006 and the sale of our ViPS segment during the three months ended September 30, 2008, we entered into transition services agreements whereby we provided EBSCo, Sage Software, Inc. (which we refer to as Sage Software) and ViPS certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provides us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH are, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services are provided through the Corporate segment, and the related transition services fees we charge to EBSCo, Sage Software and ViPS, net of the fee we pay to EBSCo, are also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are for services related to EBSCo and ViPS for the three and nine months ended September 30, 2008.

Termination of Proposed Merger with WHC

On October 19, 2008, pursuant to the terms of a termination agreement (which we refer to as the Termination Agreement), HLTH and WHC mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH and WHC, as amended by Amendment No. 1, dated as of May 6, 2008, and Amendment No. 2, dated as of September 12, 2008 (which we refer to as the Merger Agreement). The Merger Agreement resulted from negotiations between HLTH and a Special Committee of the Board of Directors of WHC during late 2007 and early 2008. HLTH’s Board of Directors had initiated the process leading to the entry into the Merger Agreement with WHC because it believed that the primary reason of many of the holders of HLTH Common Stock for owning those shares was HLTH’s controlling interest in WHC and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH Common Stock. In connection with the entry by HLTH and WHC into the Merger Agreement, the HLTH Board made a determination to divest Porex and ViPS (which divestitures were not, however, dependent on the merger occurring). See “— Pending Transactions — Proposed Divestiture of Porex” and “— Other Recent Transactions — ViPS Sale” below. The decisions relating to the divestitures of ViPS, Porex and HLTH’s 48% interest in EBS (see “— Other Recent Transactions — Sale of EBSCo” below) were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

The termination of the Merger Agreement was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WHC. The Boards determined that both HLTH, as controlling stockholder of WHC, and the public stockholders of WHC would benefit from WHC continuing as a publicly-traded subsidiary with no long-term debt and approximately $340,000 in cash and investments. The Boards concluded that, by terminating the merger, HLTH and WHC would retain financial flexibility and be in a position to pursue potential acquisition opportunities expected to be available to companies with significant cash resources in a period of financial market uncertainty.

The Termination Agreement maintains HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WHC incurred in connection with the merger. Under the Termination Agreement, HLTH and WHC have also agreed to amend the Amended and Restated Tax Sharing Agreement, dated as of February 15, 2006, between them (which we refer to as the Tax Sharing Agreement) so that, for tax years beginning after December 31, 2007, HLTH will no longer be required to reimburse WHC for use of net operating loss (which we refer to as NOL) carryforwards attributable to WebMD that may result from certain extraordinary transactions by HLTH. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or WHC to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WHC’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. The Termination Agreement also provided for HLTH to assign to WHC the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBSCo and certain affiliated companies.

Pending Transactions

Pending Tender Offer.  On October 27, 2008, we commenced a tender offer to purchase up to 80,000,000 shares of our common stock at a price of $8.80 per share (which we refer to as the Pending Tender Offer). The Pending Tender Offer is expected to be completed in November 2008, subject to a number of terms and conditions. Under the Merger Agreement, holders of HLTH Common Stock would have received merger consideration consisting of 0.1979 shares of WHC Common Stock and approximately $6.63 in cash (subject to increase up to $6.89 per share in cash in certain circumstances). In deciding to make the Pending Tender Offer, our Board of Directors considered that, following the termination of the Merger Agreement, some holders of HLTH common stock might wish to have the opportunity to sell some or all of their holdings for cash. In addition, our Board of Directors believes that investing in our shares through the Pending Tender Offer is an attractive use of our cash and investments on hand and an efficient means to provide value to our stockholders. The Pending Tender Offer represents an opportunity for us to return capital to our stockholders who elect to tender their shares. Additionally, stockholders who do not participate in the Pending Tender Offer will automatically increase their relative percentage interest in us and our future operations at no additional cost to them. We anticipate that we will pay for the shares tendered in the Pending Tender Offer and all expenses applicable to the Pending Tender Offer from cash and investments on hand. The Pending Tender Offer is not conditioned upon the receipt of financing.

Proposed Divestiture of Porex.  On February 21, 2008, we announced our intention to divest our Porex segment. As a result of our intention to divest this segment and our expectation that the divestiture would be completed within one year, we reflected this segment as a discontinued operation within the consolidated financial statements contained elsewhere in this Quarterly Report.

Pending Acquisition of Marketing Technology Solutions Inc.  On September 15, 2008, WHC announced that it had entered into a definitive agreement to acquire QualityHealth.com and its owner, Marketing Technology Solutions Inc. (which we refer to as MTS). MTS provides on-line performance-based marketing and media programs directed at pharmaceutical and other healthcare related advertisers. The purchase price for MTS is $50,000 in cash, payable at closing, and WHC has agreed to pay up to an additional $25,000 in cash if certain performance thresholds are achieved relating to calendar year 2009.

Other Recent Transactions

ViPS Sale.  On February 21, 2008, we announced our intention to divest our ViPS segment. On June 3, 2008, we entered into a stock purchase agreement for the sale of our ViPS segment to an affiliate of General Dynamics Corporation. On July 22, 2008, we completed the sale of our ViPS business (which we refer to as the ViPS Sale). The purchase price was approximately $224,842 in cash, which reflects the effect of a preliminary estimate of the amount of a customary working capital adjustment to the contractual purchase price of $225,000 in cash. We have reflected ViPS as a discontinued operation within the consolidated financial statements contained elsewhere in this Quarterly Report.

Sale of EBSCo.  On February 8, 2008, we entered into a Securities Purchase Agreement and simultaneously completed the sale of our 48% minority ownership interest in EBSCo (which we refer to as the 2008 EBSCo Sale) for $575,000 in cash to an affiliate of General Atlantic LLC and affiliates of Hellman & Friedman, LLC.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, through our WebMD Publishing and Other Services segment, WHC entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (which we collectively refer to as the ACS/ACP Business). ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. WebMD received net cash proceeds of $2,809, consisting of $1,734 received during the three months ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending December 31, 2008. WebMD incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, WebMD recognized a gain of $3,394 as of December 31, 2007. The decision to divest ACS/ACP Business was made because management determined that it was not a good fit with WebMD’s core business.

Other Significant Developments and Trends

Auction Rate Securities; Non-Recourse Credit Facilities.  We hold investments in auction rate securities (which we refer to as ARS) backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS holdings was $302,842 (of which $141,044 related to WHC), compared to a face value of $362,950 (of which $168,450 related to WHC). The impairment in value, or $60,108 (of which $27,406 related to WHC), was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and nine months ended September 30, 2008, we received $5,100 (of which $2,000 relates to WHC) and $7,900 (of which $3,700 relates to WHC), respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. During the three months ended June 30, 2008 and September 30, 2008, we reduced the carrying value of our ARS holdings by $3,019 and $8,897, respectively. We assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded these declines as an unrealized loss in our stockholders’ equity. As a result of the above activity, as of September 30, 2008, the total face value of our ARS holdings was $355,800, of which $165,500 relates to WHC, compared to a fair value of $284,408, of which $132,848 relates to WHC.

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

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the

Investigation) described in Note 12, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. We subsequently settled with two of the insurance companies during January 2008, through which we received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the accompanying statement of operations during the three months ended December 31, 2007 and is included within prepaid expenses and other current assets in our consolidated balance sheet as of December 31, 2007.

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

The Policies at issue in the Coverage Litigation consist of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies). As of September 30, 2008, $50,950 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $19,912 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). We have deferred recognizing this amount as income given the fact that the Coverage Litigation is ongoing and accordingly this amount has been deferred on the balance sheet as of September 30, 2008 within liabilities of discontinued operations. As a result of these payments, we have exhausted our coverage under the EPS Policies and have remaining coverage under the Synetic Policies of approximately $60,000.

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to our company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by our company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. We filed our opposition to the motion together with our motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. On July 31, 2008 the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order the issuers of the Synetic Policies have been reimbursing us for our costs. Unless the carriers ultimately prevail in the Coverage Litigation or obtain an interim ruling from the court to the contrary, we expect to collect from the remaining carriers under the Synetic Policies who are subject to the Court’s order the costs that it is obligated to pay subject to the limits of each carrier’s policy. Our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by us, although the $14,625 that we have received in settlement from certain carriers is not subject to being repaid. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

On October 29, 2008, we filed a Motion for Leave to File a Second Amended Complaint with the Superior Court. The Second Amended Complaint would add four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as Emdeon

Policies) that provide coverage with respect to our indemnification obligations to the former officers and directors of our former EPS subsidiary who were indicted in connection with the Investigation described in Note 12, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. Additionally, the Second Amended Complaint would add back as a defendant in the Coverage Action the issuer of one of the EPS Policies with whom we settled who is also the issuer of the eighth level of coverage under the Synetic Policies. At the time of that settlement we dismissed the eighth level carrier without prejudice with respect to that Synetic Policy and based upon the current estimate of the anticipated costs of its indemnification obligations we have determined that it is necessary to add back the carrier with respect to the Synetic Policy. Although we believe that such eighth level carrier is situated similarly to the other Synetic Policies, the eighth level carrier indicated on September 9, 2008 its position that it was not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in us including the eighth level carrier in the Motion for Leave to File a Second Amended Complaint, described above.

Notwithstanding the fact that we have prevailed in the summary judgment motions described above, there can be no assurance that we will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. During the quarter ended June 30, 2007, based on information we had recently received at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and recorded a pre-tax charge of $57,774, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended December 31, 2007 and again during the quarter ended June 30, 2008, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $15,573 and $16,980, respectively, each of which reflected the increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $47,400 to $70,400, as of September 30, 2008, which includes costs that have been incurred prior to, but not yet paid, as of September 30, 2008. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods. The accrual related to this obligation was $47,399 and $55,563 as of September 30, 2008 and December 31, 2007, respectively, and is included within liabilities of discontinued operations in our consolidated financial statements.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors for our WebMD Online Services segment, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including the following:

•	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts. In addition, we have noted a trend this year, among some of its advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past.

•	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

Changes in Health Plan Design; Health Management Initiatives.  In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that, through the WebMD Health and Benefits Manager tools of the private portals of our WebMD Online Services segment, including the personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of these services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services industry), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services.

The healthcare industry in the United States and relationships among healthcare payers, providers and consumers are very complicated. In addition, the Internet and the market for online services are relatively new and still evolving. Accordingly, there can be no assurance that the trends identified above will continue or that the expected benefits to our WebMD Online Services segment from our responses to those trends will be achieved. In addition, the market for healthcare information services is highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Seasonality

The timing of our revenue is affected by seasonal factors. The advertising and sponsorship revenue within the WebMD Online Services segment is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Additionally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of the revenue in this segment being recognized in the second and third quarter of each calendar year. The timing of revenue in relation to the expenses of the WebMD Segments, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, contained elsewhere in this Quarterly Report, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments in auction rate securities, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software and Web site development costs, prepaid advertising services, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors, including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill noted as a result of our impairment testing in 2007.

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

We estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, we concluded the fair value of our ARS holdings was $302,842 (of which $141,044 related to WHC), compared to a face value of $362,950 (of which $168,450 related to WHC). The impairment in value, or $60,108 (of which $27,406 related to WHC), was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and nine months ended September 30, 2008, we received $5,100 (of which $2,000 relates to WHC) and $7,900 (of which $3,700 relates to WHC), respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. Also during the three months ended June 30, 2008 and September 30, 2008, we reduced the carrying value of our ARS holdings by $3,019 and $8,897. We assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded these declines as an unrealized loss in other comprehensive income within stockholders’ equity.

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

•	Sale of Subsidiary Stock — Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three and nine months ended September 30, 2008, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $1,768 and $3,715 during the three and nine months ended September 30, 2008, respectively, and our ownership in WHC decreased to 83.1% as of September 30, 2008 from 83.5% as of December 31, 2007 (after accounting for the impact of certain WHC shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC). We expect to continue to record gains in the future related to future issuances of WHC Class A Common Stock.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes Accounting Principles Board (which we refer to as APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of September 30, 2008, approximately $13,035 and $31,887 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.7 years and 1.5 years, related to the HLTH and WHC stock-based compensation plans, respectively. The total recognition period for the remaining unrecognized stock-based compensation expense for both the HLTH and WHC stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

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

•	Deferred Taxes — Our deferred tax assets are comprised primarily of NOL carryforwards. At December 31, 2007, we had NOL carryforwards of approximately $1.3 billion, which expire at varying dates from 2011 through 2028. These NOL carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Based on information available at the time of this filing, we currently estimate that the NOL carryforwards that were available as of December 31, 2007 will be reduced by an aggregate of approximately $550,000 as a result of offsetting our gains on the sale of ViPS on July 22, 2008 and the 2008 EBSCo Sale on February 8, 2008. Approximately $120,000 of this

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

Recent Accounting Pronouncements

On May 9, 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 would have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on the results of operations and earnings per share. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Revenue	$100,367	100.0	$86,034	100.0	$271,185	100.0	$235,112	100.0
Costs and expenses:
Cost of operations	35,322	35.2	30,021	34.9	99,655	36.7	87,636	37.3
Sales and marketing	26,441	26.4	22,459	26.1	77,731	28.7	67,258	28.6
General and administrative	22,928	22.9	25,718	29.8	67,253	24.8	81,111	34.5
Depreciation and amortization	7,265	7.2	7,390	8.6	21,468	7.9	20,954	8.9
Interest income	9,386	9.4	10,864	12.6	29,384	10.8	30,638	13.0
Interest expense	4,636	4.6	4,660	5.4	13,871	5.1	13,985	5.9
Gain on sale of EBS Master LLC	—	—	—	—	538,024	198.4	—	—
Impairment of auction rate securities	—	—	—	—	60,108	22.2	—	—
Other (expense) income, net	(997)	(1.0)	989	1.1	(5,807)	(2.1)	5,267	2.2

Income from continuing operations before income tax provision	12,164	12.1	7,639	8.9	492,700	181.7	73	0.0
Income tax provision	7,679	7.7	2,977	3.5	34,623	12.8	4,404	1.8
Minority interest in WHC income (loss)	1,845	1.8	1,800	2.1	(929)	(0.3)	2,758	1.2
Equity in earnings of EBS Master LLC	—	—	8,005	9.3	4,007	1.5	22,679	9.6

Income from continuing operations	2,640	2.6	10,867	12.6	463,013	170.7	15,590	6.6
Income (loss) from discontinued operations, net of tax	93,241	92.9	5,704	6.7	93,159	34.4	(38,780)	(16.5)

Net income (loss)	$95,881	95.5	$16,571	19.3	$556,172	205.1	$(23,190)	(9.9)

Revenue is derived from the WebMD Segments. The WebMD Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. The WebMD Publishing and Other Services segment derives revenue from sales of, and advertising in, its physician directories, and advertisements in WebMD the Magazine. Additionally, WebMD sold its ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for the three and nine months ended September 30, 2007.

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

Our discussions throughout this MD&A make references to certain non-cash expenses. We consider non-cash expenses to be those expenses that result from the issuance of our equity instruments. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when WebMD utilizes this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Advertising expense included in:
Sales and marketing	$178	$169	$1,736	$2,489

Stock-based compensation expense included in:
Cost of operations	$1,005	$1,597	$2,950	$4,159
Sales and marketing	1,222	1,252	3,624	3,889
General and administrative	4,304	6,436	12,400	18,198

Total	$6,531	$9,285	$18,974	$26,246

Three and Nine Months Ended September 30, 2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2008 and 2007.

Revenue

Our total revenue increased 16.7% and 15.3% to $100,367 and $271,185 for the three and nine months ended September 30, 2008 from $86,034 and $235,112 in the prior year periods. These increases were primarily due to higher advertising and sponsorship revenue from WebMD’s public portals. WebMD Online Services accounted for $14,999 and $36,690 of the revenue increases for the three and nine months ended September 30, 2008, partially offset by decreases of $710 and $757 for the three and nine months ended September 30, 2008 within the WebMD Publishing and Other Services. A more detailed discussion regarding changes in revenue is included below under ‘‘— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations was $35,322 and $99,655 for the three and nine months ended September 30, 2008, compared to $30,021 and $87,636 in the prior year periods. Our cost of operations represented 35.2% and 36.7% of revenue for the three and nine months ended September 30, 2008, compared to 34.9% and 37.3% of revenue in the prior year periods. Included in cost of operations are non-cash expenses related to stock-based compensation of $1,005 and $2,950 for the three and nine months ended September 30, 2008, compared to $1,597 and $4,159 in the prior year periods. These decreases in non-cash stock-based compensation expense for the three and nine months ended September 30, 2008, compared to the prior year periods were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $34,317 and $96,705, or 34.2% and 35.7% of revenue, for the three and nine months ended September 30, 2008, compared to $28,424 and $83,477, or 33.0% and 35.5% of revenue, in the prior year periods. These increases in absolute dollars, as well as the increases as a percentage of revenue, were primarily attributable to increases in compensation-related costs due to higher staffing levels relating to WebMD’s Web site operations and development.

Sales and Marketing.  Sales and marketing expense was $26,441 and $77,731 for the three and nine months ended September 30, 2008, compared to $22,459 and $67,258 in the prior year periods. Our sales and marketing expense represented 26.4% and 28.7% of revenue for the three and nine months ended September 30, 2008, compared to 26.1% and 28.6% of revenue in the prior year periods. Included in sales and marketing expense were non-cash expenses related to advertising of $178 and $1,736 for the three and nine months ended September 30, 2008, compared to $169 and $2,489 in the prior year periods. Non-cash advertising expense decreased during the nine months ended September 30, 2008, compared to the prior year period, due to lower utilization of WebMD’s prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,222 and $3,624 for the three and nine months ended September 30, 2008, compared to $1,252 and $3,889 in the prior year periods. The decreases in non-cash stock-based compensation expense were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $25,041 and $72,371, or 24.9% and 26.7% of revenue, for the three and nine months ended September 30, 2008, compared to $21,038 and $60,880, or 24.5% and 25.9% of revenue in the prior year periods. The increases in absolute dollars, as well the increases as a percentage of revenue, were primarily attributable to increases of approximately $2,800 and $8,200 for the three and nine months ended September 30, 2008 in compensation-related costs due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense was $22,928 and $67,253 for the three and nine months ended September 30, 2008, compared to $25,718 and $81,111 in the prior year periods. Our general and administrative expenses represented 22.9% and 24.8% of revenue for the three and nine months ended September 30, 2008, compared to 29.8% and 34.5% of revenue in the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $4,304 and $12,400 for the three and nine months ended September 30, 2008, compared to $6,436 and $18,198 in the prior year periods. Non-cash stock-based compensation expense was lower for the three and nine months ended September 30, 2008, when compared to the prior year periods, in our WebMD Segments by approximately $1,500 and $3,300, respectively, due to the graded vesting methodology used in determining stock-based compensation expense relating to WebMD’s stock options and restricted stock awards granted at the time of its initial public offering, as well as lower non-cash stock-based compensation expense of approximately $600 and $2,500, respectively, in our Corporate segment.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $18,624 and $54,853, or 18.6% and 20.2% of revenue for the three and nine months ended September 30, 2008, compared to $19,282 and $62,913, or 22.4% and 26.8% of revenue in the prior year periods. The decreases in absolute dollars were primarily attributable to lower costs in our Corporate segment as a result of the sales of EPS and EBS during the latter part of 2006, partially offset by a net reduction of $881 and $4,704 in transition services income during the three and nine months ended September 30, 2008 and by approximately $1,000 in higher compensation related costs due to increased staffing in our WebMD Segments for the three months ended September 30, 2008, as compared to the prior year periods. In the aggregate, expenses related to the Corporate segment, net of the transition services income, represented approximately $2,000 and $8,100 of the year-over-year decrease for the three and nine months ended September 30, 2008.

Depreciation and Amortization.  Depreciation and amortization expense was $7,265 and $21,468, or 7.2% and 7.9% of revenue for the three and nine months ended September 30, 2008, compared to $7,390 and $20,954, or 8.6% and 8.9% of revenue, in the prior year periods. The decrease for the three months ended September 30, 2008, as compared to the prior year period, was due to approximately $1,000 in lower amortization expense resulting from certain WHC intangible assets becoming fully amortized, partially offset by approximately $1,000 in depreciation expense resulting from WHC capital expenditures made in 2007 and 2008. The increase for the nine months ended September 30, 2008, as compared to the prior year period, was primarily due to approximately $3,500 in depreciation expense resulting from WHC’s capital expenditures in 2007 and 2008, which was partially offset by a decrease in amortization expense of approximately $2,400 resulting from certain WHC intangible assets becoming fully amortized, and lower depreciation expense of approximately $500 in our Corporate segment as a result of certain information technology systems being written off during 2007 as a result of the sales of EBS and EPS.

Interest Income.  Interest income was $9,386 and $29,384 for the three and nine months ended September 30, 2008, compared to $10,864 and $30,638 in the prior year periods. These decreases for the three and nine months ended September 30, 2008, primarily relate to a decrease in the average rates of return for the period, partially offset by higher average investment balances.

Interest Expense.  Interest expense of $4,636 and $13,871 for the three and nine months ended September 30, 2008 was consistent with interest expense of $4,660 and $13,985 in the prior year periods. Interest expense in the three and nine months ended September 30, 2008 and 2007 primarily included the interest expense and the amortization of debt issuance costs for our $350,000 of 1.75% Convertible Subordinated Notes due 2023 and our $300,000 of 3 1/8% Convertible Notes due 2025.

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 represented a pre-tax gain recognized in connection with the 2008 EBSCo Sale on February 8, 2008. See “— Introduction — Other Recent Transactions — Sale of EBSCo” with respect to this matter.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary reduction of the fair value of our ARS holdings during the three months ended March 31, 2008. For additional information, see “Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities; Non-Recourse Credit Facilities” above.

Other (Expense) Income, Net.  For the three and nine months ended September 30, 2008, other expense, net was $997 and $5,807 compared to other income, net of $989 and $5,267 in the prior year periods. Other (expense) income, net for the three and nine months ended September 30, 2008 includes $1,135 and $6,159 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to the terminated merger transaction with WHC . See “— Introduction — Termination of Proposed Merger with WHC” for more information. Also included in other (expense) income, net was $403 and $1,164 for the three and nine months ended September 30, 2008, compared to $373 and $1,164 in the prior year periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Transition services income of $104 and $205 for the three and eight months ended September 30, 2008, compared to $985 and $4,909 in the prior year periods, represents amounts earned from the service fee charged to EBSCo, Sage Software and ViPS, net of services EBSCo provides to us, for services rendered under each of their respective transition services agreements. The transition services agreement with Sage Software was terminated during the fourth quarter of 2007 and the transition services agreement for ViPS began during the third quarter of 2008. Therefore, net transition services fees for the three and nine months ended September 30, 2008 are for services related to EBSCo and ViPS, while transition services fees for the three and nine months ended September 30, 2007 are for services related to EBSCo and Sage Software.

Income Tax Provision.  The income tax provision of $7,679 and $34,623 for the three and nine months ended September 30, 2008, respectively, and $2,977 and $4,404 for the three and nine months ended September 30, 2007, respectively, represents taxes related to federal, state and other jurisdictions. While the majority of the gain on the 2008 EBSCo Sale was offset by NOL carryforwards, certain alternative minimum tax and other state taxes were not offset resulting in a provision of approximately $24,000 for the nine months ended September 30, 2008. The income tax provision for the nine months ended September 30, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Minority Interest in WHC Income (Loss).  Minority interest expense of $1,845 and income of $929 for the three and nine months ended September 30, 2008, compared to expense of $1,800 and $2,758 in the prior year periods represents the minority stockholders’ proportionate share of net income or loss for WHC. The ownership interest of minority shareholders fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders. The minority interest shareholders percentage ownership changes as a result of the issuance of WHC Class A Common Stock for the exercise of stock options and the release of restricted awards.

Income (Loss) from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax, was $93,241 and $93,159 for the three and nine months ended September 30, 2008, compared to income of $5,704 and a loss of $38,780 in the prior year periods. Included in income (loss) from discontinued operations, net of tax, is a pre-tax gain of $96,566 from the ViPS Sale. In addition, income from discontinued operations includes the aggregate pre-tax operating results of our ViPS and Porex segments of $5,271 and $21,123 for the three and nine months ended September 30, 2008, and $6,232 and $19,798 for the three and nine months ended September 30, 2007. Also included in loss from discontinued operations are pre-tax charges of approximately $16,980 for the nine months ended September 30, 2008 and $57,774 for the nine months ended September 30, 2007 related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now eight former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; professional fees in 2008, primarily consisting of legal, accounting and financial advisory services, related to the terminated WHC Merger; the gain on the 2008 EBSCo Sale; the gain recognized in connection with the working capital adjustment associated with the EBS sale during the second half of 2006; and the impairment charge related to our ARS. Inter-segment revenue primarily represents certain services provided by our WebMD Segments to our Corporate segment.

Reclassification of Segment Information.  As a result of our intention to divest the Porex segment and due to the ViPS Sale and the December 31, 2007 sale of WHC’s ACS/ACP business, the financial information for these businesses has been reclassified to discontinued operations for the current and prior year periods. As a result of the discontinued operations presentation for ViPS and Porex, our only remaining operating segment is WebMD. We expanded our segment disclosure for WebMD to provide additional information related to the WebMD Online Services segment and the WebMD Publishing and Other Services segment. This additional information for WebMD has been provided for all periods presented.

Summarized financial information for our WebMD Segments and Corporate segment and a reconciliation to income from continuing operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
WebMD Online Services:
Advertising and sponsorship	$72,046	$59,087	$190,494	$158,944
Licensing	22,139	20,001	65,928	59,915
Content syndication and other	392	490	1,154	2,027

Total WebMD Online Services	94,577	79,578	257,576	220,886
WebMD Publishing and Other Services	5,810	6,520	13,669	14,426
Inter-segment eliminations	(20)	(64)	(60)	(200)

	$100,367	$86,034	$271,185	$235,112

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$25,956	$21,948	$61,287	$48,982
WebMD Publishing and Other Services	1,212	2,138	1,485	2,643
Corporate	(4,679)	(5,811)	(15,311)	(18,874)

	22,489	18,275	47,461	32,751
Interest, taxes, non-cash and other items
Interest income	9,386	10,864	29,384	30,638
Interest expense	(4,636)	(4,660)	(13,871)	(13,985)
Income tax provision	(7,679)	(2,977)	(34,623)	(4,404)
Depreciation and amortization	(7,265)	(7,390)	(21,468)	(20,954)
Non-cash stock-based compensation	(6,531)	(9,285)	(18,974)	(26,246)
Non-cash advertising	(178)	(169)	(1,736)	(2,489)
Minority interest in WHC income (loss)	(1,845)	(1,800)	929	(2,758)
Equity in earnings of EBS Master LLC	—	8,005	4,007	22,679
Gain on sale of EBS Master LLC	—	—	538,024	—
Impairment of auction rate securities	—	—	(60,108)	—
Other (expense) income, net	(1,101)	4	(6,012)	358

Income from continuing operations	2,640	10,867	463,013	15,590
Income (loss) from discontinued operations, net of tax	93,241	5,704	93,159	(38,780)

Net income (loss)	$95,881	$16,571	$556,172	$(23,190)

The following discussion is a comparison of the results of operations for our WebMD Segments and Corporate segment for the three and nine months ended September 30, 2008 and 2007.

WebMD Online Services.  Revenue was $94,577 and $257,576 for the three and nine months ended September 30, 2008, an increase of $14,999 or 18.8% and $36,690 or 16.6%, compared to the prior year periods. Advertising and sponsorship revenue increased $12,959 or 21.9% and $31,550 or 19.8% for the three and nine months ended September 30, 2008, compared to the prior year periods. The increases in advertising and sponsorship revenue were attributable to an increase in the number of unique sponsored programs on WebMD’s sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 800 compared to approximately 500 last year. In general, pricing remained relatively stable for WebMD’s advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $2,138 or 10.7% and $6,013 or 10.0% for the three and nine months ended September 30, 2008, compared to the prior year periods. These increases were due to an increase in the number of companies using WebMD’s private portal platform to 129 from 112 last year. In general, pricing remained relatively stable for WebMD’s private portal licenses and was not a significant source of the revenue increase. WebMD also had approximately 140 additional customers who purchased stand-alone decision-support services from them. Content syndication and other revenue decreased to $392 and $1,154 for the three and nine months ended September 30, 2008 from $490 and $2,027 in the prior year periods, primarily as a result of the completion of certain contracts and WebMD’s decision not to seek new content syndication business.

WebMD Online Services earnings before interest, taxes, non-cash and other items was $25,956 and $61,287 for the three and nine months ended September 30, 2008, compared to $21,948 and $48,982 in the prior year periods. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 27.4% and 23.8% for the three and nine months ended September 30, 2008, compared to 27.6% and 22.2% in the prior year periods. The increase as a percentage of revenue for the nine months ended September 30, 2008 was due to higher revenue from the increase in the number of brands and sponsored programs in WebMD’s public portals as well as the increase in companies using WebMD’s private online portal without incurring a proportionate increase in overall expenses.

WebMD Publishing and Other Services.  Revenue was $5,810 and $13,669 for the three and nine months ended September 30, 2008, compared to $6,520 and $14,426 in the prior year periods. The decrease for the three months ended September 30, 2008 was attributable to $698 of lower advertising revenue in The Little Blue Book. The decrease for the nine months ended September 30, 2008 was attributable to $1,503 of lower advertising in The Little Blue Book, offset by $746 of higher advertising in WebMD the Magazine. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

WebMD Publishing and Other Services earnings before interest, taxes, non-cash and other items was $1,212 and $1,485 for the three and nine months ended September 30, 2008, compared to $2,138 and $2,643 in the prior year periods. These decreases were primarily attributable to lower advertising, as noted above.

Corporate.  Corporate includes costs and expenses for functions not directly managed by one of our segments, including the Porex and ViPS businesses which are reflected within discontinued operations. Corporate expenses decreased to $4,679 or 4.7% of revenue and $15,311 or 5.6% of revenue for the three and nine months ended September 30, 2008, compared to $5,811 or 6.8% of revenue and $18,874 or 8.0% of revenue in the prior year periods. These decreases in our Corporate segment were due to lower personnel and other costs and expenses associated with our overall management of HLTH and our subsidiaries, including certain insurance, professional and information technology costs. These lower costs and expenses were attributable to the sales of EPS and EBS during the third and fourth quarters of 2006. Offsetting the reduction in expenses is a net reduction of transition service income of $881 and $4,704 when comparing the three and nine months ended September 30, 2008 to the same periods in 2007. The transition services income is lower for the three and nine months ended September 30, 2008, as compared to the prior year periods, as a result of the termination of the transition services agreement with Sage Software during the fourth quarter of 2007 as well as fewer services are being performed under the EBSCo agreement in the current year periods as compared to the prior year periods.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents certain services provided by the WebMD Segments to our Corporate segment.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities from our continuing operations was $50,328 for the nine months ended September 30, 2008, compared to $22,860 for the prior year period. The $27,468 increase in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to the timing of tax payments for the sale of our EBS segment in the latter part of 2006 that were paid during the nine months ended September 30, 2007. In addition, the period-over-period increase in cash provided by operating activities from continuing operations is due to the continuing operating activities of our WebMD Segments in the amount of $7,943.

Cash provided by investing activities from our continuing operations was $748,352 for the nine months ended September 30, 2008, compared to cash used in investing activities from our continuing operations of $317,971 for the prior year period. Cash provided by investing activities from our continuing operations for the nine months ended September 30, 2008 included $574,617 of net proceeds received from the 2008 EBSCo Sale, $222,771 of net proceeds received from the ViPS Sale and $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the latter part of 2006. Also included in cash provided by investing activities from our continuing operations for the nine months ended September 30, 2008 are net purchases of $59,611, net of maturities and sales, of available for sale securities, compared to net purchases of $338,030, net of maturities and sales, in the prior year period.

Cash provided by financing activities from our continuing operations was $21,068 for the nine months ended September 30, 2008, compared to $71,257 for the prior year period. Cash provided by financing activities for the nine months ended September 30, 2008 and 2007 principally related to proceeds of $20,725 and $114,077, respectively, from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options, partially offset by the repurchases of HLTH Common Stock for $47,120 in the prior year period.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the ViPS and Porex segments and the ACS/ACP Business. Our cash flows provided by operating activities from discontinued operations for the nine months ended September 30, 2008 included an aggregate of $19,104 related to our ViPS and Porex segments while cash flows provided by operating activities from discontinued operations for the nine months ended September 30, 2007 primarily included an aggregate of $33,705 related to our ViPS segment, Porex segment and the ACS/ACP Business. Also included in cash flows from discontinued operations provided by operating activities for the nine months ended September 30, 2008 is the receipt of $34,537 of insurance settlements related to our Director & Officer insurance policies, offset by $25,144 and $9,339 in payments made during the nine months ended September 30, 2008, and 2007, respectively, in connection with legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Other Significant Developments and Trends — Directors & Officers Liability Insurance Coverage Litigation”.

Outlook on Future Liquidity

As of September 30, 2008, we had approximately $1.38 billion in consolidated cash and cash equivalents, and we owned investments in ARS with a face value of $355,800 and a fair value of $284,408. While liquidity for our ARS investments is currently limited, HLTH and WHC entered into non-recourse credit facilities with Citigroup that will allow each of us to borrow up to 75% of the face amount of our respective ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities and Related Credit Facilities” above. Our working capital, including discontinued operations, as of September 30, 2008 was approximately $1.66 billion.

Our liquidity is expected to be significantly impacted as a result of the Pending Tender Offer. The Pending Tender Offer could result in the purchase of 80,000,000 shares of our common stock at a price of $8.80 per share, which would result in the use of cash of approximately $704,000. In addition, WHC entered into a definitive agreement to acquire MTS. See “— Introduction — Pending Transactions — Pending Acquisition of Marketing Technology Solutions Inc.” above. The pending acquisition will result in $50,000 in cash, payable at closing, and payment of up to an additional $25,000 in cash if certain performance thresholds are achieved relating to calendar year 2009.

We believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of the Pending Tender Offer, the pending acquisition of MTS, our $350,000 of 1.75% Convertible Subordinated Notes due 2023, our $300,000 of 3 1/8% Convertible Notes

due 2025 and to fund our currently anticipated working capital and capital expenditure requirements, for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Lengthy sales and implementation cycles for WebMD’s private online portals make it difficult to forecast revenues from these applications and may have an adverse impact on that business

The period from WebMD’s initial contact with a potential client for a private online portal and the first purchase of its solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential sales may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond WebMD’s control, including the effect of general economic conditions on the willingness of potential clients to commit to licensing our private portals. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of WebMD’s control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict WebMD’s financial performance from quarter to quarter.

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

Failure to comply with regulations related to advertising and promotion may result in enforcement action and loss of sponsorship

The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the FTC finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against WebMD and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for WebMD to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs and medical devices to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws will be enacted that impose restrictions on such advertising and promotion. WebMD’s advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

Failure to maintain its CME accreditation could adversely affect WebMD’s ability to provide online CME offerings

Medscape’s continuing medical education (CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, WebMD has made certain adjustments to its corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” ACCME required accredited providers to implement changes relating to placing CME content on Web sites owned or controlled by “commercial interests” by January 1, 2008, and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that WebMD and Medscape have made to their structure and operations satisfy the revised standards.

In June 2008, the ACCME announced a “call-for-comments” on several ACCME proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME has stated that it believes that due consideration should be given to the possibility of eliminating commercial support of CME. The ACCME has requested the medical profession, the public and CME providers to weigh in on the debate on this subject. To frame the debate, the ACCME has proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The ACCME sought comments on the above, and the comment period ended to end on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through WebMD’s Web sites or require changes to how WebMD offers CME

CME activities may be subject to government regulation by Congress, the FDA, the Department of Health and Human Services, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape and/or the sponsors of the CME activities that Medscape accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

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

Risks Related to Porex

Porex’s success depends upon demand for its products, which in some cases ultimately depends upon end-user demand for the products of its customers

Demand for our Porex products may change materially as a result of economic or market conditions and other trends that affect the industries in which Porex participates. In addition, because a significant portion of our Porex products are components that are eventually integrated into or used with products manufactured by customers for resale to end-users, the demand for these product components is dependent on product development cycles and marketing efforts of these other manufacturers, as well as variations in their inventory levels, which are factors that we are unable to control. Accordingly, the amount of Porex’s sales to manufacturer customers can be difficult to predict and subject to wide quarter-to-quarter variances. Porex’s sales to manufacturer customers that sell products used by consumers have been adversely affected by economic conditions during recent months. We cannot predict how long that adverse effect will continue and it could, depending on future economic conditions, become worse in future periods.

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

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot provide assurance that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2007, we had net operating loss carryforwards of approximately $1.3 billion for federal income tax purposes and federal tax credits of approximately $35.7 million, which excludes the impact of any unrecognized tax benefits. Based on information available at the time of this filing, we currently estimate that the net operating loss carryforwards that were available as of December 31, 2007 will be reduced by an aggregate of approximately $550 million as a result of offsetting our gains on the sale of our ViPS business on July 22, 2008 and the February 8, 2008 sale of our 48% interest in Emdeon Business Services. These estimates are based on various assumptions and are subject to material change.

If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits. The tender offer being made by HLTH for its Common Stock that began on October 27, 2008 may result in a cumulative change of more than 50% of the ownership of our capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. However, we currently are unable to calculate the annual limitation that would be imposed on our ability to utilize our net operating loss carryforwards and federal tax credits if such ownership change were to occur, which would depend on various factors including the level of participation in the tender offer. Because substantially all of our net operating loss carryforwards are reserved for by a valuation allowance, we would not expect an annual limitation on the utilization of our net operating loss carryforwards to significantly reduce our net deferred tax assets, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our net operating loss carryforwards to future tax years.

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

We will incur significant additional non-cash interest expense upon the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

On May 9, 2008, the Financial Accounting Standard Board (or FASB) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will significantly impact the accounting for convertible debt when it is adopted during the first quarter of 2009. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be an adverse impact on our results of operations and earnings per share and that impact could be material.

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

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of September 30, 2008, HLTH had a total of approximately $355.8 million (face value) of investments in certain auction rate securities (ARS) of which $165.5 million (face value) relate to WebMD. Those ARS had a fair value of $284.4 million of which ($132.8 million relates to WebMD). The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of September 30, 2008, the fair market value of our auction rate securities was approximately $284 million. However, the fair values of our cash and money market investments, which approximated $1.4 billion at September 30, 2008 are not subject to changes in interest rates.

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

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, certain of our Porex subsidiaries (currently reflected as discontinued operations) are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation losses were $4.5 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and foreign currency translation gains were $1.6 million and $2.4 million for the three and nine months ended September 30, 2007, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of September 30, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

7/01/08 - 7/31/08	6,448	$11.41	—	$41,553,120
8/01/08 - 8/31/08	3,295	$11.88	—	$41,553,120
9/01/08 - 9/30/08	2,745	$12.35	—	$41,553,120

Total	12,488	$11.74	—	$41,553,120

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information and for information regarding the tender offer commenced by HLTH on October 27, 2008 (the “Pending Tender Offer”), see Note 8 to the Consolidated Financial Statements included in this Quarterly Report. The Pending Tender Offer is being conducted under a separate authorization and does not affect the amount available under this repurchase program.

ITEM 6.  Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of September 12, 2008, by and among WebMD Health Corp., Charlotte’s Corporation and Marketing Technology Solutions Inc. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the WebMD Health Corp. on November 10, 2008)
2	.2*	Agreement and Plan of Merger, dated as of February 20, 2008, between WebMD Health Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed by the Registrant on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.3		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between WebMD Health Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the WebMD Health Corp. on May 7, 2008)
2.4		Amendment No. 2, dated as of September 12, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between WebMD Health Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2008)
2.5		Termination Agreement, dated as of October 19, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

E-1