Form 10-K
period 2008-12-31
HLTH CORP
filed 2009-03-02
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,971,200,000 (based on the closing price of HLTH Common Stock of $11.32 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 20, 2009, there were 102,994,349 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2009 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health and Benefits Managersm, CME Circle®, eMedicine®, MedicineNet®, Medpulse®, Medscape®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, Summex®, theheart.org® The Little Blue Booktm are trademarks of HLTH Corporation or its subsidiaries.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of www.webmd.com and our other public portals;

•	failure to achieve sufficient levels of usage and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	general business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

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

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that WebMD has determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual computer that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by WebMD’s tracking technology. Accordingly, with respect to such calendar month, once an individual computer accesses that Web site in The WebMD Health Network, that computer will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, a computer accessing a specific Web site in The WebMD Health Network may only be counted once as a single unique user or visitor regardless of the number of times such computer accesses that Web site or the number of individuals who may use such computer. However, if that

ii

computer accesses more than one site within The WebMD Health Network during a calendar month, it will be counted once for each such site. A computer that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such computer has in the past accessed one or more of these Web sites. In addition, if a computer blocks WebMD’s tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits one of these Web sites.

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

Third-party services that measure usage of Internet sites may provide different usage statistics than those reported by WebMD’s internal tracking technology. These differences may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third-party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon tracking such usage.

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

As of the date of this Annual Report, HLTH owns approximately 83.5% of the outstanding Common Stock of WebMD Health Corp., a publicly traded subsidiary of HLTH; and the wholly owned subsidiaries that constitute HLTH’s Porex business.

•	WebMD Health Corp. In this Annual Report, we use the name WebMD to refer to the business conducted by our two operating segments, as described below, and the name WHC to refer to WebMD Health Corp., the public company that owns the WebMD business. WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. HLTH owns all 48,100,000 outstanding shares of WHC’s Class B Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by HLTH represents approximately 96.0% of the combined voting power of WHC’s outstanding Common Stock as of the date of this Annual Report. All shares of WHC Class B Common Stock outstanding on September 29, 2010 (the fifth anniversary of the closing date of WHC’s initial public offering) will automatically be converted on a share-for-share basis to shares of WHC Class A Common Stock. See Note 6 to the Consolidated Financial Statements included in this Annual Report for additional information regarding HLTH’s ownership interest in, and relationships with, WHC.

•	Porex. In February 2008, we announced our intention to divest Porex and, as a result, we have reflected our Porex segment as a discontinued operation in the Consolidated Financial Statements contained in this Annual Report. For additional information, see Note 3 to those Consolidated Financial Statements. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s customers include both end-users of its finished products, as well as manufacturers that include its components in their products. Porex is an international business with manufacturing operations in North America, Europe and Asia and customers in more than 75 countries.

Overview of Our Operating Segments

Through WebMD, we are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on a particular disease or condition, to locate physicians, to store individual healthcare information, to assess their personal health status, to receive periodic e-newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts;

•	enable physicians and healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit and to communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2008, The WebMD Health Network had an average of approximately 51 million unique users per month and generated approximately 4.7 billion aggregate page views and WebMD-owned sites accounted for approximately 96% of the unique users and approximately 98% of the page views.

WebMD Health and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. Our content offerings for consumers include access to health and wellness news articles and features, and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from WebMD and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, including daily medical news, commentary, conference coverage, expert columns and CME activities, are written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services that are described below. We do not charge user fees for access to our public portals. We develop sponsored programs that target specific groups of health-involved consumers, clinically-active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention.

Our private portal applications enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. These applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also provide personalized telephonic health coaching. We market our private portal products through both our direct sales force and through selected distributors. We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through our distributors. Our private portals do not display or generate revenue from advertising or sponsorship.

Our public portals and our private portals constitute our WebMD Online Services segment. In addition to our online presence, we have a WebMD Publishing and Other Services segment that provides complementary offline health publications. Our offline publications also increase awareness of our brand among consumers, physicians and other healthcare professionals. These publications include WebMD the Magazine, a consumer publication that we distribute free of charge to physician office waiting rooms and The WebMD Little Blue Book, a physician directory. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” in Item 7 below and Note 10 to the Consolidated Financial Statements included in this Annual Report.

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

WEBMD ONLINE SERVICES

Our Public Portals: The WebMD Health Network

Overview

Our content and services have made our public portals the leading online health information destinations for consumers, physicians and other healthcare professionals. In 2008, The WebMD Health Network had an average of approximately 51 million unique users per month and generated approximately 4.7 billion aggregate page views.

Owned Web Sites.  During 2008, WebMD-owned sites accounted for approximately 96% of The WebMD Health Network’s unique users and approximately 98% of its page views. The following provides a brief description of the WebMD-owned public portals in The WebMD Health Network:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 2,000 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.
www.medscape.com	Medscape from WebMD, our flagship Web site for physicians and other healthcare professionals.
www.medscapecme.com	The Web site through which Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals.
emedicine.medscape.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Other Sites.  The WebMD Health Network also includes certain third party Web sites that WebMD supports. Those third party sites accounted for approximately 2% of the total page views on The WebMD Health Network during 2008. WebMD sells the advertising and program content on the areas of the third party Web sites that WebMD supports.

Consumer Portals

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. The Internet is consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information that they obtained from the Internet had changed their overall approach to maintaining their health, and four in five of those surveyed said the information helped them better understand how to treat an illness or condition.

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As and encyclopedic references. Our approximately 90-person in-house staff, which includes professional writers, editors, designers and board-certified physicians, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic and clinical institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Web sites, including licensed content and reference-based content.

We regularly make changes to the design of WebMD Health and our other consumer portals in order to increase visitor engagement with our content and to make it easier for users to navigate within our sites and find information. We test potential changes in design before they are made in order to determine if such changes are likely to result in, among other things, increased numbers of page views, video streams, slide show views or searches in a visitor session and increased repeat visits by our users.

Key Features of WebMD Health.  WebMD Health includes the following key features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on our custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself and within the surrounding viewing area.

Feature	Description

WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. We also provide users an alphabetical listing of all Health Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
General Medical Information	Our medical library allows consumers to research current information, some of which we license from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics.

Decision-Support Services and Other Online Tools.  Our decision-support services and other online tools help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring, on an ongoing basis, of personal health goals, specific conditions and treatment regimens.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.

Feature	Description

Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of physicians trained in the development of clinical decision support applications.
Healthy Eating and Diet	An educational channel focusing on diet, food, and fitness, designed to help users attain their goals in personal health, fitness and weight management. The channel includes expert interviews, diet assessment, a personal planner, a food database for nutritional information, as well as calculators, portion help, and a member area for discussion boards, blogs and user support.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Tests & Tools	Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. We also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	A free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

Mobile Applications.  WebMD has launched iPhone mobile versions of WebMD’s Symptom Checker, Pill Identifier and First Aid applications. These WebMD applications are among the most downloaded health applications in the iTunes Store.

Membership; Online Communities.  We also provide interactive communication services to our registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. Our online communities allow our members to participate in real-time discussions in chat rooms or on message boards, where they can share experiences and exchange information with other members who share common health conditions or concerns.

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with similar health conditions or concerns. Community Centers may include blogs, moderated message boards and posted member columns.
e-Newsletters	Our selection of e-Newsletters allows consumers to choose to receive regular updates on topics targeted to their particular health concerns and on general health-related subjects based on their interests.
Expert Blogs	Expert healthcare professionals and non-healthcare professional members alike chronicle their experiences with one another in these online “journals.”
“Ask an Expert”	Health and wellness forums within which users can post their health questions and receive support and information from health experts, moderators and other members.

There are no membership fees and no general usage charges for our consumer portals. However, we offer one paid subscription service for consumers: The WebMD Weight Loss Clinic, which provides weight loss programs customized for individual users.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, MedscapeCME, theheart.org, and eMedicine, reach more physicians than any other network of Web sites for healthcare professionals. We believe that we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources. We expect that Medscape from WebMD, MedscapeCME and our other professional portals will continue to benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

There are no membership fees and no general usage charges for our professional portals. However, users must register to access the content and features of our professional portals. We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants.

Medscape from WebMD.  Medscape from WebMD (www.medscape.com) enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	full-text medical journal articles and drug and medical literature databases; and

•	video and written commentary from leading medical experts.

Medscape from WebMD’s original content includes daily medical news, commentary, conference coverage, and expert columns written by our in-house news team and authors from widely respected academic and clinical institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape from WebMD also provides access to wire service stories and other news-related content. Medscape from WebMD develops the majority of its content internally and supplements that with third party content in areas such as drug information and full-text journal articles.

Medscape from WebMD is organized by physician specialty and profession, and also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver targeted medical content based on such users’ registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interest. Medscape from WebMD offers more than 30 specialty areas for its members. Medscape from WebMD members receive MedPulse®, a weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information on the Medscape from WebMD site.

eMedicine Online Medical Reference. eMedicine (emedicine.medscape.com) publishes online medical reference information for physicians and other healthcare professionals. Thousands of attributed physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains peer-reviewed articles on over 6,500 diseases and disorders, many of which are illustrated with multimedia files. The evidence-based eMedicine content, updated regularly by the physician authors and editors, provides practice information covering most medical specialties.

theheart.org Cardiology Site. theheart.org (www.theheart.org) is one of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Continuing Medical Education (CME).  MedscapeCME (www.medscapecme.com) is the Web site through which our ACCME-accredited CME provider, Medscape, LLC, distributes online CME and CE to physicians and other healthcare professionals. The ACCME (the Accreditation Council for Continuing Medical Education) accredits and oversees providers of CME credit, as described under “Government Regulation, Industry Standards and Related Matters — Regulation and Accreditation of Continuing Medical Education” below. Medscape is also accredited as a provider of continuing nursing education by the American Nurses Credentialing Center’s Commission on Accreditation and as a provider of continuing pharmacy education by the Accreditation Council for Pharmacy Education.

MedscapeCME offers a wide selection of free, regularly updated online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that it develops as well as activities developed by accredited third parties. In 2008, over 5.2 million continuing education activities were completed by physicians and other healthcare professionals on MedscapeCME, an increase of approximately 68% over 2007. MedscapeCME educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the types of continuing education activities on MedscapeCME:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs that MedscapeCME distributes online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentations by experts on key topics and conditions. These live Webcasts also allow participants to interact with faculty.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of CME-certified content on the diagnosis and treatment of medical conditions.

Online Physician Community.  Physician Connect is our online community for physicians, which was launched in April 2008, building on our history of online physician interaction. The Physician Connect social networking platform allows physicians to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. By the end of 2008, Physician Connect had attracted more than 100,000 physician members.

e-Detailing.  Through WebMD Professional Services, we provide e-detailing services for pharmaceutical, medical device and healthcare companies, including activity development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. We provide our pharmaceutical and medical device customers with a set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. We believe that, in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 1,400 branded or sponsored programs for its customers during 2008, approximately 1,000 such programs during 2007, and approximately 800 such programs during 2006.

Our public portals provide advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. We work with our advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, our contracts often include guarantees with respect to the number of users that visit the client-sponsored area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites. To a much lesser extent, we also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “— Our Private Portals: WebMD Health Services” below.

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers, physicians and other healthcare professionals. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	our display of approximately 4.7 billion pages of healthcare information to users visiting our sites in 2008;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign; and

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area.

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on our public portals and in some of our publications. These individuals work closely with clients and potential clients to develop innovative ways to bring their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

We have sole discretion for determining the types of advertising that we accept on our Web sites. All advertisements, sponsorships and promotions that appear on our Web sites must comply with our advertising and promotions policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. Under our sponsorship policies, we take appropriate steps to identify content created by, provided by or influenced by a sponsor, so users of our sites can distinguish it from our editorial content and news reporting.

Our Private Portals: WebMD Health Services

Introduction

According to data made available by The Centers for Medicare & Medicaid Services (CMS) Office of the Actuary in January 2009, healthcare spending in the United States grew 6.1% in 2007, to $2.2 trillion (or an average of $7,421 per person), and continued to outpace overall economic growth, which grew by 4.8% in 2007. While the 2007 increase in healthcare spending was not as large as those in some recent years, healthcare spending as a percentage of gross domestic product continued to increase according to the CMS data, from 16.0% to 16.2%. CMS also indicated that private health insurance premiums grew 6.0% in 2007, the same rate as in 2006. In response to increasing healthcare costs, employers and health plans have been:

•	changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs;

•	enhancing health management and wellness programs and providing incentives for participation in those programs; and

•	taking other steps to motivate employees and plan members to use healthcare in a cost-effective manner.

In connection with the ongoing effort to shift greater responsibility for healthcare costs to consumers, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan members make informed decisions about treatment options, health risks and healthcare providers. The goal is to encourage employees and plan members to take a more active role in managing their healthcare by providing relevant information, including data related to healthcare costs and quality promoting transparency. Our WebMD Health and Benefits Managersm provides an integrated health and benefits management platform that helps employers and health plans present actionable information and applications through a convenient, custom private portal. Our online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts.

We generate revenue from our private portals primarily through the licensing of our technology and content to employers and health plans, either directly or through our distributors. Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; and we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

The WebMD Health and Benefits Manager

We provide our integrated health and benefits management solution suite, known as the Health and Benefits Manager, through private online portals that we host for our employer and health plan clients. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for registered members. We provide a personalized user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. The WebMD Insight Enginesm is the platform we use to integrate third party applications, to consolidate and analyze data from multiple sources, and to drive the delivery of personalized information for each user of the Health and Benefits Manager. The Insight Engine also powers reporting services that help employers and plans identify population health risks, track program utilization, document the impact of health promotion initiatives, and measure results of ongoing campaigns.

Membership for each of our private portals is limited to the employees and members (and their dependants) of the respective employer and health plan clients. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode is assigned. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The Health and Benefits Manager enables registered members to access and manage the individually tailored health and benefits information and decision-support technology in one location, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members access to personalized content and tools that empower them to evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates our WebMD HealthQuotientsm health risk assessment applications, which enable users to assess their overall health risks and to understand their unique risk factors with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s usage patterns, to give each user a personalized experience relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle improvement programs and condition centers, health management content, and targeted health messaging. We complement our Health Management Suite with personalized telephonic health coaching services. Health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by better managing existing health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the financial and health impact of lifestyle decisions.

•	The WebMD Benefits & Financial Suite helps employees and plan members to better understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Using WebMD Coverage Advisorsm, they can compare costs across available health plan options based on personalized information regarding coverage alternatives, along with cost-modeling and projection utilities. WebMD Health Expense Advisorsm helps individuals manage and track their healthcare expenses, create budgets and analyze the benefits available under their health plan. WebMD

HSA Advisorsm provides personalized resources to assist in determining appropriate amounts for individuals to contribute to medical savings accounts based on their profile. The Benefits & Financial Suite is integrated with WebMD Health Management Suite applications and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite gives employees and plan members access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. This suite leverages multiple data sources for cost and quality comparisons and provides a personalized, consistent user experience across a full set of integrated tools. The quality comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and average length of hospital stay. The WebMD Provider Selection Advisorsm included in this Suite allows users to search for healthcare providers (including physicians, hospitals, medical practices, dental providers and others) by name, specialty, location or healthcare need/situation and provides profiles and comparative information on these providers.

•	The WebMD Health Record Suite helps employees and plan members gather, store, manage and share their essential health data. The Health Record Suite provides a secure personal health record for self-reported and imported health information, and prompts employees and plan members with secure, personalized health alerts describing potential care or medication issues. This suite includes ID-enabled healthcare provider access that encourages communication with providers to reduce errors or duplications and to improve healthcare outcomes.

Whether used independently or as part of an integrated platform, these product suites help employees and health plan members become better-informed health consumers, make better healthcare choices, and feel more satisfied with their benefits choices. We also assist employers and plan members to motivate their employees and members to use the tools and information provided by the Health and Benefits Manager and to implement wellness incentive programs that encourage and reward specific health behaviors. For example, the Insight Engine enables targeted communications campaigns that inform and motivate employees and plan members to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific programs, motivate a lifestyle change, or increase utilization of health resources.

We believe that our private portals and related services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased employee participation in Flexible Spending Accounts (FSAs) and Health Savings Accounts (HSAs);

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs, including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols;

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their specific populations; and

•	reduction in overall health risks and increased employee productivity.

In addition, we believe that our private portals and related services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in FSAs and HSAs;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes, through more informed choices of providers and treatments; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Customers

Companies utilizing our private portal applications include employers, such as PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronic, Inc., EMC Corporation, Walmart Stores, Inc., and Hewlett-Packard Company, and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Pacific Source Health Plans, Cigna and Horizon Blue Cross and Blue Shield.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating our private portal platform, the number of our private portal tools and applications licensed, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license.

Relationship with Fidelity Human Resources Services Company LLC

In February 2004, we entered into a relationship with Fidelity Human Resources Services Company LLC, or FHRS, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FHRS serves as a distributor of our private portal services, and in connection therewith, FHRS integrates our products with FHRS’s products to offer employer customers of FHRS an integrated solution through FHRS’s NetBenefits® Web site. FHRS’s integrated solutions provide employees with employer-provided health plan information and our personal health management tools allow employees to access a personalized view of their healthcare options so that they can make more informed healthcare decisions. In May 2006, we expanded our agreement with FHRS to integrate our online health care cost planning tools with FHRS’s 401(k) savings, pension and retirement accounts.

Pursuant to the agreement, we have agreed to cooperate in marketing and selling to clients that are purchasing FHRS’s health and welfare benefits outsourcing services. For those clients, the NetBenefits site is marketed as the preferred delivery mechanism for the WebMD private portal applications. However, a client always retains the right to contract directly with us, and we are permitted to provide our services directly to a client if a client so requests. Under our agreement with FHRS, FHRS has retained the right to terminate the distribution of the WebMD private portal tools to an individual client at any time.

The May 2006 amendment also extended the initial term of the agreement to August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of shares representing approximately 5.2% of our Class A Common Stock at December 31, 2008, and approximately 9.9% of HLTH’s common stock at December 31, 2008.

Sales and Marketing

We market our private online portals and health coaching services to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FHRS. See “— Relationship with Fidelity Human Resources Services Company LLC” above for more information regarding our relationship with FHRS.

Technological Infrastructure

Our Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Web sites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

Continued development of our technological infrastructure is critical to our success. Our development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications for use across all of our portals. The goal of our current and planned investments is to further develop our content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for healthcare advertisers, employers, payers, and other sponsors.

User Privacy and Trust

General.  We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. In addition, we participate in the following external, independent verification programs:

•	URAC. We were awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of WebMD Personal Health Manager for compliance with its quality and ethics standards.

•	TRUSTe. We are a licensee of the TRUSTe Privacy Seal and the TRUSTe EU Safe Harbor programs. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. Each year since 2005, TRUSTe and the Ponemon Institute have sponsored an independently administered user-based ranking of the most trusted companies in America and WebMD has consistently ranked among the most trusted in each of those rankings.

•	Health on the Net Foundation. Our WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

Privacy Policies.  We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Web sites and inform users regarding the information we collect about them and about their use of our portals and our services. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

Content-Sharing and Marketing Relationships

FDA.  WebMD is working with the U.S. Food and Drug Administration (or FDA) to expand consumer access to the FDA’s timely and reliable important health information. The collaboration includes:

•	A new online consumer health information resource on WebMD.com (www.webmd.com/fda), through which consumers can access information on the safety of FDA-regulated products, including food, medicine and cosmetics, as well as learn how to report problems involving the safety of these products directly to the FDA. In addition, WebMD will provide FDA public health alerts to all WebMD registered users and site visitors that request them. The cross-linked joint resource also features the

FDA’s Consumer Updates — timely and easy-to-read articles that are also posted on the FDA’s main consumer Web page (www.fda.gov/consumer).

•	FDA Consumer Updates will also be featured at least three times a year in WebMD the Magazine.

GNC.  WebMD has entered into a marketing relationship with General Nutrition Corporation (GNC), a specialty retailer of nutritional products, to increase consumer awareness and understanding of the importance of vitamins and supplements to improve overall health and wellness. As part of the relationship, a new “Live Well” Topic Center is being hosted on GNC.com and on WebMD.com, giving users access to WebMD content on health and wellness. GNC is being featured in targeted areas on The WebMD Health Network where consumers go most often for information on personal health, diet and nutrition and an interactive, personal health assessment is available to help consumers establish their health goals and identify nutritional supplements that would be beneficial for them. In addition, consumer education and product information is being distributed across GNC’s U.S. retail locations.

Yahoo!  In November 2007, WebMD entered into a four year Service Agreement with a wholly owned subsidiary of Yahoo! Inc., a global Internet company, pursuant to which we have agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. WebMD has also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under this agreement, WebMD shares revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. At the same time, WebMD also entered into a four year Distribution Agreement with Yahoo! pursuant to which WebMD sells advertisements to third parties for display on Yahoo! owned and operated Web sites and certain third-party Web sites (which we refer to as the Yahoo! Properties). WebMD’s rights to sell such inventory are exclusive against certain other online health publishers. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, WebMD pays Yahoo! a specified percentage of advertising revenues for advertisements that we sell and display on the Yahoo! Properties. During the term of the Distribution Agreement, if WebMD does not achieve certain minimums, Yahoo! may elect to terminate the exclusivity provisions.

International Relationships.  We see a significant opportunity for international growth of our public portal services. Generally, we expect that we would accomplish this through alliances or joint ventures with other companies having expertise in the specific country or region. During the third quarter of 2007, we announced our first such relationship, an alliance with the leading provider of online pharmaceutical and medical information in Latin America, Spain and Portugal, pursuant to which we are delivering Medscape from WebMD’s clinical information to these markets. We continue to evaluate opportunities for further international growth.

Other Relationships.  WebMD has an editorial partnership with Hearst Communications, a leading publisher of consumer health, wellness and lifestyle magazines, who provides WebMD with branded content. In addition, WebMD provides its branded content to the CBS Evening News, CBS Early Show, and CBSNews.com.

WEBMD PUBLISHING AND OTHER SERVICES

WebMD the Magazine.  WebMD the Magazine, which WebMD launched in 2005, is a full size, consumer publication delivered free of charge to physicians’ offices in the United States. WebMD the Magazine reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. The editorial content in the magazine is medically reviewed and approved by WebMD staff physicians.

We market WebMD the Magazine through a team comprised of in-house sales persons and third party marketers.

The WebMD Little Blue Book.  The WebMD Little Blue Book is a physician directory published annually in over 140 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The WebMD Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. We also use the information used to produce The WebMD Little Blue Book to generate both online and offline directory and information products.

We market The WebMD Little Blue Book directly through an in-house sales team.

POREX

Introduction

Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex’s products also include porous structures using other materials, such as fiber and membranes. Porex’s customers include both end-users of its finished products as well as manufacturers that include our components in their products, which we refer to as original equipment manufacturers or OEMs.

Porex is an international business with manufacturing operations in North America, Europe and Asia. Porex’s global sales and customer service network markets its products to customers in more than 75 countries. In 2008, Porex derived approximately 46.3% of its revenues from the United States, approximately 39.3% from Europe, approximately 9.0% from Asia and approximately 5.4% from Canada and Latin America. In 2007, Porex derived approximately 50.4% of its revenues from the United States, approximately 31.9% from Europe, approximately 13.0% from Asia and approximately 4.8% from Canada and Latin America.

In February 2008, we announced our intention to divest Porex and, as a result, we have reflected our Porex segment as a discontinued operation in the Consolidated Financial Statements contained in this Annual Report. For additional information, see Note 3 to those Consolidated Financial Statements.

Porex Products

Porous Plastics.  Porous plastics are permeable plastic structures having omni-directional (porous in all directions) inter-connecting pores to permit the flow of fluids and gases. These pores, depending upon the number and size, control the flow of liquids and gases. Porex manufactures porous plastics with pore sizes between approximately 1 and 500 micrometers. One micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye. Our ability to control pore size provides the opportunity to serve numerous applications, including:

•	Filtering. In filtration applications, the pore structure acts as both a surface filter and a depth filter. The structure acts as a surface filter by trapping particles larger than its average pore size and as a depth filter by trapping much smaller particles deep in its complex channels. Examples of filtering applications for porous plastics include: filters for drinking water purification, air filters, fuel filters for power tools and appliances and other liquid filters for clarification of drugs, blood separation and chemicals.

•	Venting. In venting applications, the pore structure allows gases to easily escape while retaining fluids. Examples of these applications include: vents for medical devices, printers and automotive batteries; and caps and closures.

•	Wicking. When used as a wicking device, the pore structure creates capillary channels for liquid transfer allowing fluid to flow, or wick, from a reservoir. Examples of these applications include: nibs

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

Porex combines its expertise in materials science and product development with proprietary manufacturing capabilities, including in-house design and construction of manufacturing equipment. Porex produces porous plastic components and products in its own manufacturing facilities, which are equipped to manufacture products in sheets, tubes, rods and custom-molded shapes, depending on customer needs.

Markets for Porex Products.  Porex’s products are used in healthcare, consumer and industrial applications, including the following:

•	Healthcare Products. Porex manufactures a variety of porous plastic components for the healthcare industry that are incorporated into the products of other manufacturers. These components are used to vent or diffuse gases or fluids and are used as membrane supports, including catheter vents, self-sealing valves in surgical vacuum canisters, fluid filtration components and components for diagnostic devices. Porex also manufactures components for diagnostic devices sold over the counter for home use. Porex also makes porous plastic components that are used as barrier materials for several laboratory products, including pipette tip filters. Porex also manufactures blood serum filters as a finished medical device for use in laboratory applications.

•	Surgical Products. Porex also uses proprietary porous plastic technology to produce implantable products for use in reconstructive and aesthetic surgery of the head and face. These implants are designed to integrate with the patient’s underlying bone structure. Their porous structure allows in-growth of the patient’s tissue and capillary blood vessels. Porex’s implants are designed for use in areas throughout the skull and face, including cranial, ear, cheek, jaw, chin, nasal shape and ocular implants. Porex offers its implant products in standard shapes and sizes and also provides customized implants to fit individual patient specifications. Porex has also begun to manufacture and sell implants made from a combination of porous plastic and medical-grade titanium mesh. Porex also produces two product lines for the operating room supplies market: surgical markers and surgical drainage systems.

•	Consumer Products. Porex’s porous plastics are used in a variety of office and home products. These products include writing instrument tips, or nibs, which Porex supplies to manufacturers of highlighting pens and children’s coloring markers. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Porex’s porous plastic components are also found in products such as air fresheners, power tool dust canisters and computer printers. Porex also produces a variety of porous plastic water filters used to improve the taste and safety of drinking water.

•	Industrial Products. Porex manufactures a variety of custom porous plastic components for industrial applications, designed to customer specifications as to size, rigidity, porosity and other needs, including automobile battery vents and various types of filters and filtration components. Filtration applications include water and wastewater, paints, inks, polishing slurries, catalyst recovery and metal finishing. Advanced filtration solutions are becoming more important to numerous industries as they actively seek to lower costs and gain efficiencies by reducing waste and conserving resources.

The use of porous plastics can provide advantages over other available materials in specific applications because porous plastics:

•	are easily moldable in various shapes;

•	allow for precise control of pore size;

•	are sterilizable;

•	can be designed for chemical and corrosion resistance; and

•	can provide for easy cleaning and maintenance.

In addition, porous plastics are often stronger and more durable than other available alternatives. However, in some applications that Porex addresses for customers, fiber and other porous membranes are preferred over porous plastic materials. For example, Porex uses fiber technology for certain applications requiring high flow rates. Based on the same principles used in making Porex’s porous plastic products, fibers are thermally bonded into a matrix. This fiber material is well-suited for use in filtration and wicking applications, including Porex’s products for the consumer fragrance market. Porex also uses sub-micron porous polytetrafluoroethylene, or PTFE, membranes to serve product markets where other porous plastics do not have the physical properties to meet application demands. PTFE material is commonly known as Teflon®.

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

Marketing

Sales and marketing of Porex’s products are conducted by a sales and marketing team of professionals with in-depth knowledge of Porex’s technologies. Marketing activities include advertising in various trade publications and directories and participating in tradeshows. Sales to OEM customers in the United States of our porous plastic products are made directly by Porex’s sales and marketing team. Internationally, these products are sold by Porex’s sales and marketing team and through independent distributors and agents.

Porex sells its implant products directly to medical centers, trauma centers, hospitals and private practice surgeons using independent and direct sales representatives. Internationally, these products are sold in over 53 countries through local distributors. Porex provides training, materials and other support to the sales representatives and distributors. Market awareness is primarily achieved through exhibitions in conjunction with medical specialty meetings, presentations by surgeons at medical meetings, journal publication of clinical papers, group sponsored “visiting speaker” programs and direct mail programs. Journal advertising is placed on a selected basis and we maintain an active database of contacts for targeted direct mail programs.

COMPETITION

Introduction

The markets we participate in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. We also compete, in some cases, with joint ventures or other alliances formed by two or more of our competitors or by our competitors with other third parties.

WebMD

Public Portals

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

Our competitors also include search engines that offer specialized search within the area of health information, including google.com, yahoo.com and msn.com, as well as advertising networks that aggregate traffic from multiple Web sites, including ad.com, bluelithium.com and everydayhealth.com. Other competitors for advertising and sponsorship revenue include:

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

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., Healthways, Health Dialog, and Alere (a division of Inverness Medical Innovations);

•	suppliers of online and offline electronic personal health records and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, Google and a variety of other companies;

•	suppliers of other online and offline health management applications, including HealthMedia, Health A-Z, which is owned by United Healthcare, A.D.A.M. Inc., and Consumer Health Interactive;

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare; and

•	other providers of health and benefits decision-support tools.

Offline Publications

Our offline publications compete with numerous other online and offline sources of healthcare information, including the online ones described earlier in this section. In addition, WebMD the Magazine competes with other offline health-focused magazines for consumers and The WebMD Little Blue Book competes with other offline physician-office media.

Porex

Porex operates in highly competitive markets and its products are, in general, used in applications that are affected by technological change and product obsolescence. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex’s competitors include, among others, the Filtrona Fibertec division of Filtrona plc, Genpore (a division of General Polymeric Corporation), Micropore Plastics, Inc., Millipore Corporation, Pall Corporation, Porvair plc and Whatman plc. Porex also competes with in-house design and manufacturing capabilities of its OEM customers.

Porex’s implantable products compete for surgical use against autogenous and allograph materials and other alloplastic biomaterials. Porex’s surgical drains and markers compete against a variety of products from several manufacturers.

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

GOVERNMENT REGULATION, INDUSTRY STANDARDS AND RELATED MATTERS

Introduction

This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare and Internet industry standards that serve a self-regulatory function, and related matters. Existing and future laws, regulations and industry standards affecting the healthcare, information technology and Internet industries could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that we will be able to accurately anticipate the application of laws, regulations and industry standards to our operations.

Most of WebMD’s revenue and a significant portion of Porex’s revenue flows either directly from the healthcare industry or from other sources that could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, change reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their expenditures or postponing expenditure decisions, including expenditures for our products and services. We are unable to predict future proposals with any certainty or to predict the effect they could have on our businesses.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations to our businesses, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that affect some of WebMD’s businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

WebMD

Regulation of Drug and Medical Device Advertising and Promotion

The Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies, including direct-to-consumer (or DTC) prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information on our Web sites that promotes the use of pharmaceutical products or medical devices is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Web sites that could be the primary focus of regulators include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Our television broadcast advertisements may also be subject to FTC and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs (including biological products) be approved by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

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

Any increase in FDA regulation of the Internet or other media used for DTC advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point both to public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Congress and the FDA have shown interest in these issues as well and there is a possibility that Congress, the FDA or the FTC may alter present policies on DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America (PhRMA), have implemented voluntary guidelines for DTC advertising in response to public concerns. The PhRMA Guiding Principles for Direct to Consumer Advertisement of Prescription Medicines (referred to as the PhRMA Guidelines), which originally went into effect in January 2006, have recently been revised with an effective date of March 2, 2009. The PhRMA Guidelines address various aspects of DTC, including: balancing presentation of benefits and risks; timing of DTC campaigns, including allowing for a period for education of healthcare professionals prior to launching a branded DTC campaign; use of healthcare professionals and celebrities in DTC advertisements; and timing and placement of advertisements with adult-oriented content. PhRMA has also implemented a voluntary Code On Interactions With Health Care Professionals, adopted in 2009, with an effective date of January 1, 2009 (which we refer to as the PhRMA Code), that revised a predecessor Code from 2002. The new PhRMA Code, among other things: prohibits distribution of non-educational items (such as pens, mugs and other “reminder” objects typically adorned with a company or product logo) to healthcare providers and their staff; and prohibits company sales representatives from providing restaurant meals to healthcare professionals, but allows them to provide occasional meals in healthcare professionals’ offices in conjunction with informational presentations. The new PhRMA Code also reaffirms and strengthens statements in its predecessor that companies should not provide any entertainment or recreational benefits to healthcare professionals.

Regulation and Accreditation of Continuing Medical Education

Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities.

Medscape, LLC distributes online CME to physicians and other healthcare professionals and is accredited by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. MedscapeCME (www.medscapecme.com) is the Web site through which Medscape, LLC distributes online CME. If any CME activity that Medscape, LLC provides is considered promotional, Medscape, LLC may face regulatory action or the loss of accreditation by the ACCME. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape, LLC’s current ACCME accreditation expires at the end of July 2010. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), Medscape, LLC would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education related activities, which could have a material adverse effect on our business.

Medscape, LLC’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the ACCME and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

From time to time, the ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

In June 2008, the ACCME published for comment several proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME stated that due consideration should be given to eliminating commercial support of CME. To frame the debate, the ACCME proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as

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

The comment period for these proposals ended on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape LLC to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws, regulations or accreditation standards, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape LLC, or may require Medscape LLC to make further changes in the way it offers or provides educational activities.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). The Privacy Standards and Security Standards do not currently apply directly to our businesses. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”) enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are “business associates” of covered entities. Currently, we are bound by certain contracts and agreements with covered entities that require us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security rules will apply directly to us. In addition, ARRA imposes data breach notification requirements on vendors of Personal Health Records that will require us to notify affected individuals and the Federal Trade Commission in the event of a data breach involving the unsecured personal information of our users. These new Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by HHS and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Currently, only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards. However, depending on the facts and circumstances, we could be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate those Standards. As of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

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

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Web sites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In February 2009 the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is the possibility of proposed legislation, as well as of enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with the final principles, with proposed legislation and/or with future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax.  Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law. The JFPA codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient.

In 2006, the FCC issued its final rules under the JFPA, which became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC also recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,” which includes a voluntary two-way communication between a person and a business. The FCC rules specify that commercial faxes generally may be sent to those who have made an inquiry of or application to a sender within a prescribed period of time. The FCC rules do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted directly with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

We transmit commercial faxes to physician office practices in connection with our The WebMD Little Blue Book and physician appointment businesses, and we intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. We believe that we are in compliance with COPPA.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Web sites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare program’s anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Also, in 2002, the Office of the Inspector General (or OIG) of the United States Department of Health and Human Services (or HHS), the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The whistleblower (or “qui tam”) provisions of the False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the Federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. It is not clear whether there is a basis for the application of the False Claims Act to the types of services that WebMD provides.

We are aware that on February 10, 2009, the United States District Court for the District of Massachusetts unsealed portions of a qui tam complaint that names several companies as defendants including WebMD. United States ex rel. v. Amgen, et.al. Civil Action No. 06-10972WGY. The allegations in the complaint appear to relate principally to alleged off-label promotion of two prescription drugs by a pharmaceutical manufacturer. The action does not appear to focus on WebMD. WebMD has not been served with any legal process with respect to this action and has been informed that the Federal government has not yet determined whether it will intervene as to any of the claims in the complaint or against any defendant. WebMD believes that it complies with the rules and regulations applicable to the provision of its services.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Department of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that’s available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On

December 7, 2007, the Department of Labor, in coordination with the Department of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as “similar supplemental coverage.” FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions.

We provide certain services related to wellness programs as part of our private portals business. See “Our Online Services — Our Private Portals: WebMD Health Services” above. We believe that we are in compliance with the laws and regulations applicable to these services.

International Regulation

The WebMD Health Network is not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician portal marketplace in Latin America, Spain and Portugal in 2007.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, and increase our cost of doing business.

Porex

Regulation of Medical Devices

Overview.  Porex’s Surgical Products Group manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants used in craniofacial applications and post-surgical drains. In addition, Porex manufactures and markets blood serum filters as a medical device for use in laboratory applications. Porex’s customers include both end-users of its finished medical devices as well as manufacturers that include Porex components in their products. All of these products are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. If the FDA finds that Porex has failed to comply, the agency can institute a wide variety of enforcement actions, ranging from issuance of warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution.

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

•	510(k) Clearance Process. To obtain 510(k) clearance, Porex must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” — either a previously 510(k) cleared class I or class II device or a preamendment class III device for which the FDA has not called for PMA applications. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a PMA approval. The FDA requires that each manufacturer make this determination in the first instance, but the FDA can review any such decision. In some cases, Porex has made modifications to certain of its products that we believe do not require new 510(k) clearance. If the FDA disagrees with our decisions, it can retroactively require new 510(k) clearance or PMA approval. The FDA also can require Porex to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. To the extent that FDA disagrees with any regulatory determinations made by Porex’s customers, any such action by FDA against such customers could also impact Porex’s business.

•	PMA Approval Process. If a product is not eligible for 510(k) clearance, the product is placed in class III and must follow the PMA approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA approval application must generally provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA approval application review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The PMA approval pathway is costly, lengthy and uncertain. It generally takes from one to three years or longer. After approval of a PMA approval application, a new PMA approval or PMA supplement approval may be required in the event of a modification to the device, its labeling or its manufacturing process that affects the safety or effectiveness of the device.

•	Clinical Studies. A clinical study is generally required to support a PMA approval application and is sometimes required for a 510(k) premarket notification. For “significant risk” devices, such studies generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the study sites. For “nonsignificant risk” devices, one or more institutional review boards must review the study, but submission of an IDE application to the FDA for advance approval is not required. Both types of studies are subject to informed consent, record keeping, reporting and other IDE regulation requirements.

Post-market Regulation.  After the FDA clears a device to enter commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation (which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process), labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and the Medical Device Reporting regulation, which requires that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Manufacturers of finished medical devices also are subject to inspection and market surveillance by the FDA to determine compliance with all regulatory requirements. Compliance with these requirements can be costly and time-consuming. Furthermore, marketed products could be subject to voluntary recall if the manufacturer or the FDA determine, for any reason, that those products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that a device would cause serious adverse health consequences or death. Failure to comply could subject a manufacturer to FDA enforcement action and sanctions ranging from warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution. Some of Porex’s customers also are subject FDA’s post-market regulations. To the extent that FDA initiates an enforcement action against one of those customers, such action could adversely affect Porex’s business.

International.  Any medical device that is legally marketed in the U.S. may be exported anywhere in the world without prior FDA notification or approval. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Porex’s medical device products may be subject to premarket approval (or similar requirements) as well as other regulatory requirements in other countries in which they are sold. In most instances, Porex relies on its distributors to obtain such premarket approvals and to complete clinical trial and other requirements in those foreign countries that require them. Failure by Porex or its distributors to comply with applicable regulations in any jurisdiction in which Porex’s medical device products are sold could subject Porex to enforcement action and sanctions.

Advertising and Promotion of Medical Devices

For background information regarding the laws and regulations applicable to advertising and promotion of medical devices, see “— WebMD — Regulation of Drug and Medical Device Advertising and Promotion” above. Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the FTC and by state regulatory and enforcement authorities. Porex’s Surgical Products Group advertises and promotes its medical device products and is directly subject to regulation in this area. If the FDA determines that Porex’s promotional materials or training constitutes promotion of an unapproved use, it could request that it modify its training or promotional materials or subject it to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider Porex’s promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, Porex’s reputation could be damaged and adoption of its products could be impaired.

Recently, promotional activities for other companies’ medical devices have been the subject of enforcement action brought under the Federal False Claims Act and state consumer protection statutes. See “— WebMD — Federal False Claims Act” above for background information regarding the False Claims Act. In addition, under the federal Lanham Act and certain state laws, competitors and certain plaintiffs can initiate litigation relating to advertising claims.

Anti-Kickback Laws

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

These laws are applicable to manufacturers and distributors and, therefore, may restrict how Porex and some of its customers market products to healthcare providers. Porex review its practices with regulatory experts in an effort to comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Any determination by a state or federal regulatory agency that any of Porex’s practices violate any of these laws could subject it to civil or criminal penalties and require Porex to change or terminate some portions of its business. Even an unsuccessful challenge by regulatory authorities of their practices could cause Porex adverse publicity and be costly for them to respond to.

OTHER INFORMATION

Employees

As of December 31, 2008, we had approximately 1,900 employees, of which approximately 1,300 are WebMD employees and approximately 540 are Porex employees.

Intellectual Property

We use trademarks, trade names and service marks for our products and services, including those listed below the Table of Contents of this Annual Report. We also use other registered and unregistered trademarks and service marks for our products and services. In addition to our trademark registrations and applications, we have registered numerous domain names, including “webmd.com” and “medscape.com” and the other domain names listed in this Annual Report.

WebMD relies upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect intellectual property used in its businesses. WebMD also relies on a variety of intellectual property rights licensed from third parties, including Internet server software and healthcare content used on WebMD’s Web sites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to these licenses could harm our business. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if these third parties are subject to claims regarding the origin and ownership of that content.

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

Seasonality

For a discussion of seasonality affecting our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 below.

Other

To the extent required by Item 1 of Form 10-K, the information contained in Item 7 of this Annual Report is hereby incorporated by reference in this Item 1.

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

Risks Related to Our WebMD Operations and the Healthcare Content We Provide

If we are unable to provide content and services that attract and retain users to The WebMD Health Network on a consistent basis, our advertising and sponsorship revenue could be reduced

Users of The WebMD Health Network have numerous other online and offline sources of healthcare information services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to the public portals. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Developing and implementing new and updated applications, features and services for our public and private portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of our public portals and clients for our private portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our portals and related applications, features and services. Our development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other offline publications, some of which have better access to traditional distribution channels than we have, and also compete with online information sources.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that competitors will continue to enter these markets.

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brand, and do so in a cost-effective manner, our business could be adversely affected.

Our online businesses have a limited operating history

Our online businesses have a limited operating history and participate in relatively new markets. These markets, and our online businesses, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that our businesses will continue to be profitable.

Our failure to attract and retain qualified executives and employees may have a material adverse effect on our business

Our business depends largely on the skills, experience and performance of key members of our management team. We also depend, in part, on our ability to attract and retain qualified writers and editors, software developers and other technical personnel and sales and marketing personnel. Competition for qualified personnel in the healthcare information services and Internet industries is intense. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary and benefit costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

If we are unable to provide healthcare content for our offline publications that attracts and retains users, our revenue will be reduced

Interest in our offline publications, such as The WebMD Little Blue Book, is based upon our ability to make available up-to-date health content that meets the needs of our physician users. Although we have been able to continue to update and maintain the physician practice information that we publish in The WebMD Little Blue Book, if we are unable to continue to do so for any reason, the value of The WebMD Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the future.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter and is subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue, which accounted for approximately 75% of our total Online Services segment revenue for the year ended December 31, 2008, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and may have an adverse impact on our business

The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential sales may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond our control, including the effect of general economic conditions on the willingness of potential clients to commit to licensing our private portals. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if our private portal revenue is lower than expected, we may not be able to reduce related short-term spending in response. Any shortfall in such revenue would have a direct impact on our results of operations.

Our ability to provide comparative information on hospital cost and quality depends on our ability to obtain the required data on a timely basis and, if we are unable to do so, our private portal services would be less attractive to clients

We provide, in connection with our private portal services, comparative information about hospital cost and quality. Our ability to provide this information depends on our ability to obtain comprehensive, reliable data. We currently obtain this data from a number of public and private sources, including the Centers for Medicare and Medicaid Services (CMS), 24 individual states and the Leapfrog Group. We cannot provide assurance that we would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, our business could be negatively impacted if CMS or our other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with our planned usage. In addition, the quality of the comparative information services we provide depends on the reliability of the information that we are able to obtain. If the information we use to provide these services contains errors or is otherwise unreliable, we could lose clients and our reputation could be damaged.

Our ability to renew existing licenses with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals, nor that we will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for our private portal services and possible non-renewals of our license agreements.

We may be subject to claims brought against us as a result of content we provide

Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue us for various causes of action. Although our Web sites contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public or private portals are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. However, our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

•	difficulties in staffing and managing operations outside of the United States;

•	fluctuations in currency exchange rates;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions, including the extent of the impact of recent adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	costs of providing and marketing products and services in different markets;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

Risks Related to the Internet and Our Technological Infrastructure

Any service interruption or failure in the systems that we use to provide online services could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our online services. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. In addition, system failures may result in loss of data, including user registration data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation.

To operate without interruption or loss of data, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential service interruptions.

Any disruption in the network access or co-location services provided by third-party providers to us or any failure by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business and could expose us to liabilities to third parties. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

Implementation of additions to or changes in hardware and software platforms used to deliver our online services may result in performance problems and may not provide the additional functionality that was expected

From time to time, we implement additions to or changes in the hardware and software platforms we use for providing our online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

Our online services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our online services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. The Internet has also experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. Any resulting interruptions in our services or increases in response time could, if significant, result in a loss of potential or existing users of and advertisers and sponsors on our Web sites and, if sustained or repeated, could reduce the attractiveness of our services.

Customers who utilize our online services depend on Internet service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any such outages or other failures on their part could reduce traffic to our Web sites.

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

We could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems we use could cause serious problems for clients of our online portals. We may fail to meet contractual performance standards or client expectations. Clients of our online portals may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they will perform as planned.

We attempt to limit, by contract, our liability to our clients for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them would be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

We may not be successful in protecting our intellectual property and proprietary rights

Our intellectual property and proprietary rights are important to our businesses. The steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We cannot assure you that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, we cannot assure you that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from providing certain services, which may harm our business

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

Risks Related to the Healthcare Industry, Healthcare Regulation and Internet Regulation

Developments in the healthcare industry could adversely affect our business

Most of our revenue is derived from the healthcare industry and could be affected by changes affecting healthcare spending. We are particularly dependent on pharmaceutical, biotechnology and medical device companies for our advertising and sponsorship revenue. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	a decrease in the number of new drugs or medical devices coming to market; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’

anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet is still uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet and online services, including in areas such as: user privacy, confidentiality, consumer protection, pricing, content, copyrights and patents, and characteristics and quality of products and services. We cannot predict how these laws or regulations will affect our business.

Internet user privacy and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In addition, there is the possibility of proposed legislation and enforcement activities relating to behavioral advertising. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

We face potential liability related to the privacy and security of personal health information we collect from or on behalf of users of our services

Privacy and security of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Currently, only covered entities are directly subject to potential civil and criminal liability under these Standards. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”) amends the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security rules will apply directly to us. Currently, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010 we will be directly subject to HIPAA’s criminal and civil penalties. We cannot assure you that we will adequately address the risks created by these Standards.

We are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business. Any new legislation or regulation in the area of privacy of personal information, including personal health information, could affect the way we operate our business and could harm our business.

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

From time to time, ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

In June 2008, the ACCME published for comment several proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME stated that due consideration should be given to eliminating commercial support of CME. To frame the debate, the ACCME proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that: (a) accredipted providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The comment period for these proposals ended on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

Medscape, LLC’s current ACCME accreditation expires at the end of July 2010. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, the Department of Health and Human Services, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape, LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws, regulations or accreditation standards, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, LLC, or may require Medscape, LLC to make further changes in the way it offers or provides educational activities.

Risks Related to Porex

Porex’s success depends upon demand for its products, which in some cases ultimately depends upon end-user demand for the products of Porex’s customers

Demand for Porex’s products may change materially as a result of economic or market conditions and other trends that affect the industries in which Porex participates. In addition, because a significant portion of Porex’s products are components that are eventually integrated into or used with products manufactured by customers for resale to end-users, the demand for these product components is dependent on product development cycles and marketing efforts of these other manufacturers, as well as variations in their inventory levels, which are factors that we are unable to control. Accordingly, the amount of Porex’s sales to manufacturer customers can be difficult to predict and subject to wide quarter-to-quarter variances. Porex’s sales to manufacturer customers that sell products used by consumers have been adversely affected by economic conditions during recent months. We cannot predict how long that adverse effect will continue and it could, depending on future economic conditions, become worse in future periods.

Porex faces significant competition for its products

Porex operates in highly competitive markets. The competitors for Porex’s porous plastic products include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics that can be used for the same purposes as Porex’s products. For example, Porex’s porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex porous plastic products compete, depending on the application, with membrane material, porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices. Porex also competes with in-house design and manufacturing capabilities of its OEM customers. Some of Porex’s competitors may have greater financial, technical, product development, marketing and other resources than Porex does. We cannot provide assurance that Porex will be able to compete successfully against these companies or against particular products they provide or may provide in the future.

Porex’s product offerings must meet changing customer requirements

Porex’s products are, in general, used in applications that are affected by technological change. To satisfy its customers, Porex must develop and introduce, in a timely manner, products that meet changing customer requirements at competitive prices. To do this, Porex must:

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

Potential new or enhanced Porex products may not achieve sufficient sales to be profitable or justify the cost of their development

We cannot be certain, when we engage in Porex research and development activities, whether potential new products or product enhancements will be accepted by the customers for whom they are intended. Achieving market acceptance for new or enhanced products may require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. In addition, sales and marketing efforts with respect to these products may require the use of additional resources for training our existing Porex sales forces and for hiring and training additional salespersons. There can be no assurance that the revenue opportunities from new or enhanced products will justify amounts spent for their development and marketing. In addition, there can be no assurance that any pricing strategy that we implement for any new or enhanced Porex products will be economically viable or acceptable to the target markets.

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

In most instances, Porex has indemnity arrangements with its manufacturing customers. These indemnity arrangements generally provide that these customers would indemnify Porex from liabilities that may arise from the sale of their products that incorporate Porex components to, or the use of such products by, end-users. While Porex generally seeks contractual indemnification from its customers, any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If Porex does not have adequate contractual indemnification available, product liability claims, to the extent not covered by insurance, could have a material adverse effect on its business and its financial results.

Porex’s manufacturing and marketing of medical devices is subject to extensive regulation by the FDA and its failure to meet regulatory requirements could require it to pay fines, incur other costs or close facilities

Porex’s Surgical Products Group manufactures and markets medical devices, such as reconstructive and aesthetic surgical implants used in craniofacial applications and post-surgical drains. In addition, Porex manufactures and markets blood serum filters as a medical device for use in laboratory applications. These products are subject to extensive regulation by the FDA under the FDC Act. The FDA’s regulations govern, among other things, product development, testing, manufacturing, labeling, storage, premarket clearance (referred to as 510(k) clearance), premarket approval (referred to as PMA approval), advertising and promotion, and sales and distribution. In addition, the Porex facilities and manufacturing techniques used for manufacturing medical devices generally must conform to standards that are established by the FDA and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of such facilities or processes to monitor Porex’s compliance with applicable regulatory standards. If the FDA finds that Porex has failed to comply with applicable regulations, the agency can institute a wide variety of enforcement actions, including: warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution. Any adverse action by an applicable regulatory agency could impair Porex’s ability to produce its medical device products in a cost-effective and timely manner in order to meet customer demands. Porex may also be required to bear other costs or take other actions that may have a negative impact on its future sales of such products and its ability to generate profits.

Some of the companies to which Porex supplies its products are subject to extensive regulation by the FDA and their failure to meet regulatory requirements could adversely affect Porex’s business

Some of Porex’s customers are medical device manufacturers that use Porex products to make finished medical devices of their own. Those customers are subject to extensive regulation by the FDA and/or equivalent foreign regulatory authorities. Those regulatory agencies may conduct periodic audits or inspections of their facilities to monitor their compliance with applicable regulatory standards. If the FDA finds that a Porex customer’s facility has failed to comply with applicable regulations, the agency can institute, against such customer, any of the enforcement actions identified in the risk factor directly above regarding regulation of Porex. Any adverse action by an applicable regulatory agency could impair the customers’ ability to produce products and thus could decrease demand for Porex’s products or require Porex to bear additional costs.

In addition, modifications to Porex’s customers’ products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require them to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA may not approve or clear these product modifications for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse Porex’s customers’ requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure of such customers to receive clearance or approval for new or modified products could reduce or delay their purchases of Porex’s products.

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of December 31, 2008, HLTH had a total of approximately $355.0 million (face value) of investments in certain auction rate securities (ARS) of which approximately $164.8 million (face value) is attributable to WHC. Those ARS had a fair value of $286.6 million (of which $133.6 million is attributable to WHC). The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

Since February 2008, negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. In the event HLTH needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, HLTH would incur a loss on any such sales. In addition, the credit ratings on some of the ARS investments in our portfolio have been downgraded, and there may be additional such rating downgrades in the future. If uncertainties in the credit and capital markets continue, these markets deteriorate further or ARS investments in our portfolio experience additional credit rating downgrades, there could be further fair value adjustments or other-than-temporary impairments in the carrying value of our ARS investments.

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

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2008, we had net operating loss carryforwards of approximately $800 million for federal income tax purposes and federal tax credits of approximately $42 million, which excludes the impact of any unrecognized tax benefits. If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits. The tender offer made by HLTH for its common stock that began on October 27, 2008 resulted in a cumulative change of more than 50% of the ownership of our capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there will be an annual limitation imposed on our ability to utilize our net operating loss carryforwards and federal tax credits. Because substantially all of our net operating loss carryforwards are reserved for by a valuation allowance, we would not expect the annual limitation on the utilization of our net operating loss carryforwards to significantly reduce our net deferred tax assets, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our net operating loss carryforwards to future tax years.

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

Financing for these transactions may come from several sources, including:

•	cash and cash equivalents on hand and marketable securities;

•	proceeds from the incurrence of indebtedness by HLTH or its subsidiaries; and

•	proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities of HLTH or its subsidiaries.

Our issuance of additional securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;

•	cause substantial dilution of our earnings per share;

•	subject us to the risks associated with increased leverage, including a reduction in our ability to obtain financing or an increase in the cost of any financing we obtain;

•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and

•	adversely affect the prevailing market price for our outstanding securities.

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

We will incur significant additional non-cash interest expense upon the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

On May 9, 2008, the Financial Accounting Standard Board (or FASB) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will significantly impact the accounting for convertible debt when it is adopted during the first quarter of 2009. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective as of January 1, 2009, and will require retrospective application. We currently expect that the adoption of FSP APB 14-1 will result in the recognition of incremental non-cash interest expense of approximately $8 million and $7 million for the years ended December 31, 2008 and 2007, respectively.

We may not be able to raise additional funds when needed for our business or to exploit opportunities

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings, market developments, and repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. In addition, holders of the 1.75% Convertible Subordinated Notes due 2023 issued by HLTH may, at their option, require HLTH to repurchase their Notes on certain specified dates (the earliest of which is June 15, 2010) and holders of the 3 1/8% Convertible Notes due 2025 issued by HLTH may, at their option, require HLTH to repurchase their Notes on certain specified dates (the earliest of which is September 1, 2012), in each case at a price equal to 100% of the principal amount being repurchased. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

As widely reported, financial markets have been experiencing extreme disruption recently, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Until this disruption in the financial markets is resolved, financing will be even more difficult to get on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

Our decision to sell Porex may have a negative impact on that business

As a result of our plan to divest Porex, the financial results and operations of that business may be adversely affected by the diversion of management resources to the sale process and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own Porex in the future could lead Porex to lose or fail to attract employees, customers or business partners. Although we have taken steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of Porex and, as a result, the sale price that we may receive for Porex.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease our corporate headquarters offices in Elmwood Park, New Jersey, which consists of approximately 17,500 square feet of space, under a lease that expires in March 2011.

WebMD leases approximately 100,000 square feet of office space in New York, New York for its corporate headquarters and its editorial and marketing operations under a lease that expires in November 2015. WebMD also leases additional office space in New York City and leases office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Indianapolis, Indiana; Montreal, Canada; Campbell, California; Chicago, Illinois; Herndon, Virginia; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Porex uses approximately 460,000 square feet for its headquarters and for office and manufacturing operations related to its porous plastics, surgical and other porous media product lines, including: facilities that Porex owns in Fairburn, Georgia (which is Porex’s headquarters and largest facility), in College Park, Georgia, in Aachen, Germany and in Singweitz, Germany; a facility that HLTH owns in Newnan, Georgia and leases to Porex; and facilities that Porex leases in Selangor, Malaysia, in Alness, Scotland, in Munich, Germany and in Shanghai, China.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 14 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on December 10, 2008, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class I directors to serve three year terms ending in 2011

Neil F. Dimick	— votes FOR	73,475,897
	— votes withheld	4,646,101
Joseph E. Smith	— votes FOR	74,001,937
	— votes withheld	4,120,071

•	Proposal 2 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2008:

Votes FOR:	74,497,357
Votes AGAINST:	1,863,386
Abstentions:	1,761,250
Broker non-votes:	0

As a result, Messrs. Dimick and Smith were each elected to serve a three year term ending in 2011 and Proposal 2 was approved.

The votes reported above reflect a deduction of 83,699,922 shares from the number of shares that instructed the management proxies for the 2008 Annual Meeting to vote “FOR” each nominee in Proposal 1 and “FOR” Proposal 2. This deduction was made, based on advice of legal counsel to HLTH, because HLTH purchased 83,699,922 shares of HLTH Common Stock in a tender offer between the record date for the Annual Meeting and the meeting date. See “Introduction — Background Information on Certain Trends and Developments — 2008 Tender Offer” in Item 6 below. The 83,699,922 shares purchased in that tender offer were held in treasury at the time of the 2008 Annual Meeting and, therefore, were no longer entitled to vote, even though they were outstanding on the record date and received proxy materials seeking their proxies. Because it was impracticable to trace how each of the 83,699,922 shares purchased had instructed the proxies for the 2008 Annual Meeting to vote, all 83,699,922 shares purchased were assumed to have instructed the proxies to vote “FOR” the nominees and “FOR” Proposal 2 in order to avoid any potential for overstating support for the nominees and Proposal 2.

In addition to the directors elected at the Annual Meeting, our Board of Directors consists of: Paul Brooke, James V. Manning and Martin J. Wygod, whose terms expire in 2009; and Mark J. Adler, M.D., Kevin M. Cameron and Herman Sarkowsky, whose terms expire in 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock on February 10, 1999. Our Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2007
First quarter	$16.23	$12.28
Second quarter	16.56	13.72
Third quarter	15.25	12.56
Fourth quarter	16.39	12.93
2008
First quarter	$13.56	$9.52
Second quarter	12.62	9.52
Third quarter	12.70	10.73
Fourth quarter	11.36	6.80

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	announcements of new products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other Internet-related companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 20, 2009, there were approximately 3,150 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 30,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2008

The following table provides information about purchases by HLTH during the three months ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)(2)	Paid per Share	Programs(2)	Programs(2)(3)

10/01/08 - 10/31/08	24,881	$11.08	—	$745,553,120
11/01/08 - 11/30/08	46,376	$8.32	—	$778,112,434
12/01/08 - 12/31/08	83,699,922	$8.80	83,699,922	$41,553,120

Total	83,771,179	$8.80	83,699,922

(1)	Except for shares purchased pursuant to the tender offer described in footnote 2 to this table, the amounts in this column represent shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	HLTH purchased 83,699,922 shares of HLTH Common Stock at $8.80 per share pursuant to a tender offer announced in October 2008 and completed in December 2008. For additional information, see Note 17 to the Consolidated Financial Statements included in this Annual Report.

(3)	$41,553,120 relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 17 to the Consolidated Financial Statements included in this Annual Report. The remainder relates to authorization to purchase, at $8.80 per share, 80,000,000 shares of HLTH Common Stock at $8.80 per share pursuant to the tender offer referred to above in footnote 2 to this table, for a total purchase price of $704,000,000. That amount was later increased to 83,699,922 shares of HLTH Common Stock, for a total purchase price of $736,559,314.

Performance Graph

The following graph compares the cumulative total stockholder return on HLTH Common Stock with the comparable cumulative return of the NASDAQ Composite Index and the Research Data Group (RDG) Internet Composite Index over the period of time from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested in our Common Stock and each index on December 31, 2003. The stock price performance on the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HLTH Corporation, The NASDAQ Composite Index
And The RDG Internet Composite Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2008(1)(2)	2007	2006(3)(4)(5)	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$382,697	$331,693	$908,927	$852,010	$811,267
Costs and expenses:
Cost of operations	138,363	117,281	545,706	528,004	512,679
Sales and marketing	108,316	93,645	119,103	104,669	114,216
General and administrative	89,503	104,321	132,334	118,202	106,703
Depreciation and amortization	28,780	28,256	44,558	43,548	39,134
Interest income	35,300	42,035	32,339	21,527	18,708
Interest expense	18,513	18,593	18,794	16,321	19,249
Gain on sale of EBS Master LLC	538,024	—	—	—	—
Impairment of auction rate securities	60,108	—	—	—	—
Restructuring	7,416	—	—	—	—
Gain on 2006 EBS Sale	—	399	352,297	—	—
Other (expense) income, net	(5,949)	3,406	(4,252)	(27,965)	(13,308)

Income from continuing operations before income tax provision (benefit)	499,073	15,437	428,816	34,828	24,686
Income tax provision (benefit)	30,251	(8,741)	50,389	(2,170)	4,272
Minority interest in WHC income	1,032	10,667	405	775	—
Equity in earnings of EBS Master LLC	4,007	28,566	763	—	—

Income from continuing operations	471,797	42,077	378,785	36,223	20,414
Income (loss) from discontinued operations, net of tax	93,492	(22,198)	393,132	32,588	16,197

Net income	$565,289	$19,879	$771,917	$68,811	$36,611

Basic income (loss) per common share:
Income from continuing operations	$2.70	$0.24	$1.36	$0.11	$0.06
Income (loss) from discontinued operations	0.53	(0.13)	1.41	0.09	0.05

Net income	$3.23	$0.11	$2.77	$0.20	$0.11

Diluted income (loss) per common share:
Income from continuing operations	$2.19	$0.21	$1.20	$0.10	$0.06
Income (loss) from discontinued operations	0.43	(0.12)	1.18	0.10	0.05

Net income	$2.62	$0.09	$2.38	$0.20	$0.11

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	174,928	179,330	279,234	341,747	320,080

Diluted	220,127	188,763	331,642	352,852	333,343

	As of December 31,
	2008(2)	2007(1)	2006(3)(4)	2005	2004
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents, and investments	$918,268	$830,120	$651,464	$427,433	$617,493
Working capital (excluding assets and liabilities of discontinued operations)	629,973	860,133	618,126	398,751	44,607
Total assets	1,499,028	1,651,397	1,470,366	2,214,879	2,309,012
Convertible notes	650,000	650,000	650,000	650,000	649,999
Minority interest in WHC	134,223	131,353	101,860	43,096	—
Convertible redeemable exchangeable preferred stock	—	—	98,768	98,533	98,299
Stockholders’ equity	458,732	599,777	372,527	1,061,233	1,214,876

(1)	On July 22, 2008, we completed the sale of our ViPS segment. Accordingly, the selected consolidated financial data has been reclassified to reflect the historical results of this segment as discontinued operations for this and all prior periods presented.

(2)	On February 21, 2008, we announced our intention to divest our Porex segment. Accordingly, the selected consolidated financial data has been reclassified to reflect the historical results of this segment as discontinued operations for this and all prior periods presented.

(3)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services segment (which we refer to as EBS), as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS and includes an investment in EBS Master LLC accounted for under the equity method of accounting related to our 48% ownership, and the consolidated statement of operations for the year ended December 31, 2006 includes the operations of EBS for the period January 1, 2006 through November 16, 2006 and our 48% equity in earnings of EBS Master LLC from November 17, 2006 through December 31, 2006.

(4)	On September 14, 2006, we completed the sale of the Emdeon Practice Services segment. Accordingly, this selected consolidated financial data has been reclassified to reflect the historical results of the Emdeon Practice Services segment as a discontinued operation for this and all prior periods presented.

(5)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share Based Payment” that resulted in additional non-cash stock-based compensation expense beginning in 2006 and subsequent periods. See Results of Operations included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included elsewhere in this Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report and those included elsewhere in this Annual Report. In this MD&A, dollar amounts are stated in thousands, unless otherwise noted.

Overview

MD&A is provided as a supplement to the Consolidated Financial Statements and notes thereto included in this Annual Report beginning on page F-l, in order to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, background information on certain trends and developments affecting our company, a summary of our acquisition and disposition transactions during the period from 2006 through 2008 and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity as of December 31, 2008.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

As of December 31, 2008, we owned 83.6% of the outstanding shares of capital stock of WebMD Health Corp. (which we refer to as WHC) through our ownership of WHC’s Class B Common Stock. The remaining 16.4% of WHC’s outstanding common stock are shares of WHC’s Class A Common Stock, which trades on the Nasdaq Global Select Market under the symbol “WBMD.” Accordingly, as of December 31, 2008, our consolidated financial statements reflect the minority shareholders’ 16.4% share of equity and net income of WHC.

As more fully described under “— Acquisitions and Dispositions — Dispositions” below, during the period from 2006 through 2008, we sold the following:

•	Emdeon Practice Services. We completed the sale of our Emdeon Practice Services segment (which we refer to as EPS) to Sage Software, Inc. (which we refer to as Sage Software) on September 14, 2006. In this MD&A, we refer to this transaction as the EPS Sale. Through EPS, we provided practice management and electronic health records software solutions used by medical practices and related services. The historical results of EPS, including the gain related to the sale have been reclassified as discontinued operations in our financial statements and our discussions in this MD&A reflect EPS as discontinued operations. Discontinued operations for periods after the sale includes post-sale activities related to EPS, including litigation costs that were indemnified as part of the EPS Sale, as more fully described under “— Background Information on Certain Trends and Developments — Indemnification Obligations to Former Officers and Directors of EPS.”

•	52% Interest in Emdeon Business Services. On November 16, 2006, we completed the sale of a 52% interest in the business that constituted our Emdeon Business Services segment, excluding its ViPS business unit (which we refer to as EBS) to an affiliate of General Atlantic LLC (which we refer to as GA). In this MD&A, we refer to this transaction as the 2006 EBS Sale. From the closing of the 2006 EBS Sale to the closing of the 2008 EBSCo Sale (described below) on February 8, 2008, we owned 48% of EBS Master LLC (which we refer to as EBSCo), the entity that acquired EBS in the 2006 EBS Sale and we accounted for that 48% ownership interest as an equity investment in our consolidated financial statements. In this MD&A, we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the 2006 EBS Sale, to the reporting segment of our company. A description of EBS is included under “— Segments — Emdeon Business Services” below.

•	Remaining 48% Interest in EBS. On February 8, 2008, we completed the sale of our 48% minority ownership interest in EBSCo (which we refer to as the 2008 EBSCo Sale) to an affiliate of GA and affiliates of Hellman & Friedman, LLC.

•	ViPS. On February 21, 2008, we announced our intention to divest our ViPS segment. On July 22, 2008, we completed the sale of our ViPS segment to an affiliate of General Dynamics Corporation. In this MD&A, we refer to this transaction as the ViPS Sale. The historical results of ViPS, including the gain related to the sale, have been reclassified as discontinued operations in our financial statements and our discussions in this MD&A reflect ViPS as discontinued operations. Through ViPS, we provided healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers.

A portion of the proceeds of the sales transactions made in 2006 was used to conduct the 2006 Tender Offer described below under “— Background Information on Certain Trends and Developments — 2006 Tender Offer,” pursuant to which we repurchased 129,234,164 shares of our Common Stock at a price of $12.00 per share; and a portion of the proceeds of the sales made in 2008 was used to conduct the 2008 Tender Offer described below under “— Background Information on Certain Trends and Developments — 2008 Tender Offer,” pursuant to which we repurchased 83,699,922 shares of our Common Stock at a price of $8.80 per share. As a result of the 2006 Tender Offer, the 2008 Tender Offer and additional repurchases of our Common Stock under repurchase programs, the number of shares of our Common Stock outstanding declined from 278,327,825 on December 31, 2005 to 101,374,536 on December 31, 2008 (in each case, excluding unvested shares of restricted Common Stock granted under our equity plans).

On February 21, 2008, we announced our intention to divest our Porex segment. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex also provides porous plastic surgical implants used in reconstruction and cosmetic surgery of the head, face and neck. As a result of our intention to divest this segment we reflected this segment as a discontinued operation within the consolidated financial statements contained in this Annual Report.

Segments

As a result of the sales of EPS, EBS and ViPS and the planned sale of Porex, our only remaining operating segments are WebMD Online Services and WebMD Publishing and Other Services (which we refer to together as our WebMD Segments). The following is a description of the WebMD Segments, our corporate segment and the EBS segment (which ceased being a separate segment in connection with the 2006 EBS Sale):

•	WebMD Online Services. This segment owns and operates both public and private online portals. The public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. The public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (which we refer to as CME) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Through the private portals for employers and health plans, we provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors, as well as through the fees charged for our coaching services. We also distribute online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services. This segment provides offline products and services, including: WebMD the Magazine, a consumer-targeted publication that WebMD distributes free of charge to physician office waiting rooms; and The Little Blue Book, a physician directory. We generate revenue from sales of advertisements in WebMD the Magazine, sales of The Little Blue Book directories and advertisements in those directories. We also conducted in-person medical education from December 2005 until December 31, 2006, the date at which we no longer provided this service. The WebMD Publishing and Other Services segment complements the WebMD Online Services segment and extends the reach of the WebMD brand and its influence among health-involved consumers and clinically-active physicians.

•	Corporate. Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of our segments, or by the Porex business which is reflected within discontinued operations in our financial statements. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $3,410, $3,340 and $3,190 in 2008, 2007 and 2006, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the 2006 EBS Sale, the EPS Sale and the ViPS Sale, we entered into transition services agreements whereby we provided EBSCo, Sage Software and ViPS certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided us certain administrative services, including telecommunication infrastructure and management services, data center support and purchasing and procurement services. Some of the services provided by EBSCo to HLTH were, in turn, used to fulfill HLTH’s obligations to provide transition services to Sage Software. These services were provided through the Corporate segment, and the related transition services fees we charged to EBSCo, Sage Software and ViPS, net of the fee we paid to EBSCo, are also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are for services related to EBSCo and ViPS in 2008.

•	Emdeon Business Services. Through EBS, we provided solutions that automate key business and administrative functions for healthcare payers and providers, including electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, through EBS, we provided clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. From November 17, 2006, the date of the 2006 EBS Sale, to February 8, 2008, the date of the 2008 EBSCo Sale, the results of EBS were reflected as an equity investment in our operating results.

Background Information on Certain Trends and Developments

Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumer and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet is consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information changed their overall approach to maintaining their health. Four in five said the information helped them better understand how to treat an illness or condition.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including general economic conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services industry), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

The healthcare industry in the United States and relationships among healthcare payers, providers and consumers are very complicated. In addition, the Internet and the market for online services are relatively new and still evolving. Accordingly, there can be no assurance that the trends identified above will continue or that the expected benefits to our businesses from our responses to those trends will be achieved. In addition, the market for healthcare information services is highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Termination of Proposed Merger with WHC.  In February 2008, HLTH and WHC entered into an Agreement and Plan of Merger (which we refer to as the Merger Agreement), pursuant to which HLTH would merge into WHC (which we refer to as the WHC Merger), with WHC continuing as the surviving corporation. The Merger Agreement resulted from negotiations between HLTH and a Special Committee of the Board of Directors of WHC during late 2007 and early 2008. HLTH’s Board of Directors had initiated the process leading to the entry into the Merger Agreement with WHC because it believed that the primary reason of many of the holders of HLTH Common Stock for owning those shares was HLTH’s controlling interest in WHC and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH Common Stock. In connection with the entry by HLTH and WHC into the Merger Agreement, the HLTH Board made a determination to divest Porex and ViPS (which divestitures were not, however, dependent on the merger occurring). The decisions relating to the divestitures of ViPS, Porex and HLTH’s

48% interest in EBS were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (which we refer to as the Termination Agreement), HLTH and WHC mutually agreed, in light of the turmoil in financial markets, to terminate the Merger Agreement. The termination of the Merger Agreement was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WHC. The Boards determined that both HLTH, as controlling stockholder of WHC, and the public stockholders of WHC would benefit from WHC continuing as a publicly-traded subsidiary with no long-term debt and approximately $340,000 in cash and investments. The Boards concluded that, by terminating the merger, HLTH and WHC would retain financial flexibility and be in a position to pursue potential acquisition opportunities expected to be available to companies with significant cash resources in a period of financial market uncertainty. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WHC incurred in connection with the merger. In connection with the termination of the WHC Merger, HLTH and WHC amended the Tax Sharing Agreement between them and HLTH assigned to WHC the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBSCo and certain affiliated companies.

2008 Tender Offer.  Following the termination of the WHC Merger, our Board of Directors determined that repurchasing our Common Stock through a tender offer would be an efficient means to provide value to our stockholders. In deciding to make the offer, our Board of Directors considered that, following the termination of the WHC Merger, some holders of HLTH Common Stock might wish to have the opportunity to sell some or all of their holdings for cash. On October 27, 2008, we commenced a tender offer to purchase up to 80,000,000 shares of our common stock at a price of $8.80 per share. In this MD&A, we refer to this tender offer as the 2008 Tender Offer. The 2008 Tender Offer represented an opportunity for HLTH to return capital to stockholders who elected to tender their shares of HLTH Common Stock, while stockholders who chose not to participate in the 2008 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them. Prior to the closing of the 2008 Tender Offer, we exercised our right to purchase an additional 2% of our outstanding shares without extending the tender offer. On November 25, 2008, the 2008 Tender Offer was completed and, as a result, we repurchased 83,699,922 shares of our Common Stock at a price of $8.80 per share. The total cost of the 2008 Tender Offer was $737,324, which includes $765 of costs directly attributable to the purchase.

2006 Tender Offer.  Following the announcement of the definitive agreement for the 2006 EBS Sale, our Board determined that investing in repurchasing our Common Stock would be an attractive use of the proceeds of the 2006 EBS Sale and an efficient means to provide value to our stockholders. October 20, 2006, we commenced a tender offer to purchase shares of our Common Stock, which tender offer was completed on December 4, 2006. In this MD&A, we refer to this tender offer as the 2006 Tender Offer. The 2006 Tender Offer represented an opportunity for HLTH to return capital to our stockholders who elected to tender their shares of HLTH Common Stock, while stockholders who chose not to participate in the 2006 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them. In the 2006 Tender Offer, the Company repurchased 129,234,164 shares of its common stock at a price of $12.00 per share. The total cost of the 2006 Tender Offer was $1,552,120, which includes $1,309 of costs directly attributable to the purchase.

Impairment of Auction Rate Securities; Non-Recourse Credit Facilities.  We hold investments in auction rate securities (which we refer to as ARS) backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS holdings was $302,842, of which $141,044 related to WHC, compared to a face value of $362,950, of which $168,450 related to WHC. The impairment in value, or $60,108, of which $27,406 related to WHC, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within our operating results during the three months ended March 31, 2008. During 2008, we received $8,700, of which $4,400 relates to WHC, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of December 31, 2008, the total face value of our ARS holdings was $355,000, of which $164,800 related to WHC, compared to a fair value of $286,552, of which $133,563 related to WHC. Subsequent to March 31, 2008, through December 31, 2008, we further reduced the carrying value of our ARS holdings by $9,407, of which $4,277 relates to WHC. Since this reduction in value resulted from fluctuations in interest rate assumptions, we assessed this reduction to be temporary in nature, and accordingly, this amount has been recorded as a unrealized loss in our consolidated financial statements. We continue to monitor the market for ARS as well as the individual ARS holdings it owns. We may be required to record additional losses in future periods if the fair value of our ARS holdings deteriorates further.

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

The interest rate applicable to such borrowings is one-month LIBOR plus 250 basis points. Any borrowings outstanding under the respective Credit Facilities after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. No borrowings have been made under either of the Credit Facilities to date. HLTH and WHC can each make borrowings under their respective Credit Facilities until May 2009.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 14, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Annual Report. We subsequently have settled with two of the insurance companies during January 2008, through which we received an aggregate amount of $14,625.

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

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies). As of December 31, 2008, $61,351 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $30,312 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). As a result of these payments, we have exhausted our coverage under the EPS Policies and have remaining coverage under the Synetic Policies of approximately $50,000.

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

On November 17, 2008, we filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as Emdeon Policies) that provide coverage with respect to our indemnification obligations to the former officers and directors of our former EPS subsidiary who were indicted in connection with the Investigation described in Note 14, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements elsewhere in this Annual Report. Additionally, the Second Amended Complaint would add back as a defendant in the Coverage Action the issuer of one of the EPS Policies with whom we settled who is also the issuer of the eighth level of coverage under the Synetic Policies. At the time of that settlement we dismissed the eighth level carrier without prejudice with respect to that Synetic Policy and based upon the current estimate of the anticipated costs of its indemnification obligations we have determined that it is necessary to add back the carrier with respect to the Synetic Policy. Although we believe that such eighth level carrier and the ninth level carrier are situated similarly to the other Synetic Policies, the eighth and ninth level carriers indicated on September 9, 2008 and February 4, 2009, respectively, the position that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in us including the eighth and ninth level carriers in the Motion for Leave to File a Second Amended Complaint and making a motion to the Court to require such eighth and ninth level carriers to advance and reimburse defense costs, described above.

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

Indemnification Obligations to Former Officers and Directors of EPS.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, we agreed to indemnify Sage Software relating to these indemnity obligations. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We have reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended June 30, 2008 and again during the quarter ended December 31, 2008, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $16,980 and $12,098, respectively, each of which reflected the increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $47,500 to $67,500, as of December 31, 2008 which includes costs that have been incurred prior to, but were not yet paid, as of December 31, 2008. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods. The accrual related to this obligation was $47,550 and $55,563 as of December 31, 2008 and 2007, respectively.

Acquisitions and Dispositions

Investment.  On November 19, 2008, WHC acquired Series D preferred stock in a privately held company. The total investment was approximately $6,471, which includes approximately $470 of acquisition costs.

Acquisitions.  During 2006, WHC acquired four companies: eMedicine.com, Inc. (which we refer to as eMedicine), Summex Corporation (which we refer to as Summex), Medsite, Inc. (which we refer to as Medsite) and Subimo LLC (which we refer to as Subimo). These acquisitions, which we refer to collectively as the 2006 WHC Acquisitions, are described as follows:

•	On December 15, 2006, WHC acquired, a privately held provider of healthcare decision-support applications to large employers, health plans and financial institutions, from Subimo’s security holders (referred to below as the Subimo Sellers). The initial purchase consideration for Subimo was valued at approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WHC Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the purchase agreement for Subimo, as amended (referred to below as the Subimo Purchase Agreement), we deferred the issuance of 640,930 shares of WHC Class A Common Stock included in the purchase consideration (which we refer to as the Deferred Shares) to December 3, 2008. The Deferred Shares were repurchased from the Subimo Sellers immediately following their issuance at a purchase price of $20.00 per share, the closing market price of WHC Class A Common Stock on The Nasdaq Global Select Market on December 3, 2008. Since the Deferred Shares had a market value that was less than $24.34 per share when issued, WHC was required, under the Subimo Purchase Agreement, to pay additional cash consideration to the Subimo Sellers at the time of the issuance of the Deferred Shares in an amount equal to the aggregate shortfall, which was $2,782. The results of operations of Subimo have been included in our financial statements from December 15, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

•	On September 11, 2006, WHC acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

•	On June 13, 2006, WHC acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,043, comprised of $29,543 in cash, net of cash acquired, and $500 of acquisition costs. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

•	On January 17, 2006, WHC acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

In addition, on July 18, 2006, through our EBS segment, we acquired IPN, a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of acquisition costs. In addition, we agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones were achieved. The IPN business is part of the EBS businesses that we sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in our financial statements, specifically within our EBS segment, from July 18, 2006, the closing date of the acquisition, through November 16, 2006, the closing date of the 2006 EBS Sale. The obligation to pay up to $3,000 in earn out payments was transferred in connection with the 2006 EBS Sale and is no longer our obligation.

Dispositions.  During the years 2006 through 2008, we engaged in the following disposition transactions:

•	EPS Sale. On September 14, 2006, we completed the sale of EPS to Sage Software. We received cash proceeds of $556,324 (including amounts released from escrow in 2008 and 2007), net of professional fees and other expenses associated with the EPS Sale. In connection with the EPS Sale, we recognized a gain of $353,158, net of tax of $33,037, which is included in income from discontinued operations in our operating results during 2006. In connection with the EPS Sale, we entered into a transition services agreement with EPS whereby we provided EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as IT support. The transition services agreement terminated on December 31, 2007 and the fees charged to EPS during 2007 and the period from September 15, 2006 to December 31, 2006 was $3,894 and $2,099, respectively.

•	2006 EBS Sale. On November 16, 2006, we completed the sale of a 52% interest in EBS to an affiliate of GA. The 2006 EBS Sale was structured so that HLTH and GA each own interests in EBSCo, a limited liability company owning the entities comprising EBS. We received gross cash proceeds of approximately $1,209,000 at closing, and received $11,099 subsequent to December 31, 2006 in connection with a working capital adjustment. In connection with the 2006 EBS Sale, we recognized a gain of $352,297, which considers approximately $16,103 of professional fees and other expenses associated with the 2006 EBS Sale. During 2007, we recognized a gain of $399 which relates to the finalization of the working capital adjustment. In connection with the 2006 EBS Sale, we entered into a transition services agreement whereby we provided EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo provided certain administrative services to us, including telecommunication infrastructure and management services, data center support, purchasing and procurement and certain other services. Some of the services provided by EBSCo to HLTH were, in turn, used to fulfill HLTH’s obligation to provide transition services to

EPS. The fees charged to EBSCo were $162, $3,009 and $610 during 2008, 2007 and 2006 is net of the amount charged to our company of $109, $1,070 and $185, respectively.

•	Sale of ACP Medicine and ACS Surgery. As of December 31, 2007, through WHC, we entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of WebMD’s medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the ACS/ACP Business. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. We will receive net cash proceeds of $2,575, consisting of $1,925 received during 2008 and the remaining $650 to be received during 2009. We incurred approximately $750 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, we recognized a pre-tax loss of $234 and a pre-tax gain of $3,394 in 2008 and 2007. The decision to divest the ACS/ACP Business was made because management determined that it was not a good fit with WebMD’s core business.

•	2008 EBSCo Sale. On February 8, 2008, we entered into a Securities Purchase Agreement and simultaneously completed the sale of our 48% minority ownership interest in EBSCo for $574,617 in cash, net of professional fees and other expenses, to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the 2008 EBSCo Sale, we recognized a pre-tax gain of $538,024.

•	ViPS Sale. On July 22, 2008, we completed the sale of our ViPS segment to an affiliate of General Dynamics Corporation. We received cash proceeds of $223,175, net of the working capital adjustment, professional fees and other expenses associated with the ViPS Sale. During 2008, we incurred approximately $1,472 of professional and other expenses and recognized a pre-tax gain of $96,969. In connection with the ViPS Sale, we entered into a transition services agreement with ViPS whereby we will provide ViPS with certain administrative services. The fee charged to ViPS for the year ended December 31, 2008 was $282.

Seasonality

The timing of our revenue is affected by seasonal factors. The advertising and sponsorship revenue within the WebMD Online Services segment is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of the revenue in this segment being recognized in the second and third quarter of each calendar year. The timing of revenue in relation to the expenses of the WebMD Segments, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Estimates and Policies

Critical Accounting Estimates

Our discussion and analysis of HLTH’s financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires us to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our Consolidated Financial Statements.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue. Our revenue recognition policies are as follows:

WebMD Segments.  Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

Emdeon Business Services.  Through the date of the 2006 EBS Sale on November 16, 2006, healthcare payers and providers paid us fees for transaction services, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. Healthcare payers and providers also paid us fees for document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. Revenue for transaction services, patient statement services and paid-claims communication services was recognized as the services were provided. The implementation fees were deferred and amortized to revenue on a straight line basis over the contract period of the related transaction processing services, which generally varied from one to three years.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell.

There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2008.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity and accordingly, we recorded an other-than-temporary impairment as of March 31, 2008.

As of and subsequent to March 31, 2008, we estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 13 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments.

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

•	Sale of Subsidiary Stock. Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During 2008 and 2007, WHC issued Class A Common Stock for the following transactions, which resulted in our ownership in WHC decreased to 83.6% as of December 31, 2008 from 84.1% as of December 31, 2007:

—	Compensation Related. During 2008, 2007 and 2006, WHC stock options were exercised and restricted stock awards were released in accordance with WHC’s 2005 Long-Term Incentive Plan and WHC issued WHC Class A Common Stock to its Board of Directors as payment for their services. The issuance of these shares resulted in an aggregate gains of $4,057, $14,492 and $5,152 in 2008, 2007 and 2006.

—	Acquisition of Subimo. During 2006, we recorded a SAB 51 gain of $11,627, in connection with the committed future issuance of 394,422 shares of WHC Class A Common Stock in connection with the acquisition of Subimo. In December 2008, WHC issued an additional 246,508 shares of

WHC Class A Common Stock to the Subimo shareholders. We did not recognize a SAB 51 gain related to the issuance of these shares, as they were subsequently repurchased in a related transaction.

•	Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes Accounting Principles Board (which we refer to as APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2008, approximately $20,923 and $77,543 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.3 years and 3.5 years, related to the HLTH and WHC stock-based compensation plans, respectively.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for by a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%

Revenue	$382,697	100.0	$331,693	100.0	$908,927	100.0
Costs and expenses:
Cost of operations	138,363	36.2	117,281	35.3	545,706	60.0
Sales and marketing	108,316	28.3	93,645	28.2	119,103	13.1
General and administrative	89,503	23.4	104,321	31.5	132,334	14.6
Depreciation and amortization	28,780	7.5	28,256	8.5	44,558	4.9
Interest income	35,300	9.2	42,035	12.7	32,339	3.6
Interest expense	18,513	4.8	18,593	5.6	18,794	2.1
Gain on sale of EBS Master LLC	538,024	140.6	—	—	—	—
Impairment of auction rate securities	60,108	15.7	—	—	—	—
Restructuring	7,416	1.9	—	—	—	—
Gain on 2006 EBS Sale	—	—	399	0.1	352,297	38.8
Other (expense) income, net	(5,949)	(1.6)	3,406	1.0	(4,252)	(0.5)

Income from continuing operations before income tax provision (benefit)	499,073	130.4	15,437	4.7	428,816	47.2
Income tax provision (benefit)	30,251	7.8	(8,741)	(2.6)	50,389	5.6
Minority interest in WHC	1,032	0.3	10,667	3.2	405	0.0
Equity in earnings of EBS Master LLC	4,007	1.0	28,566	8.6	763	0.1

Income from continuing operations	471,797	123.3	42,077	12.7	378,785	41.7
Income (loss) from discontinued operations, net of tax	93,492	24.4	(22,198)	(6.7)	393,132	43.2

Net income	$565,289	147.7	$19,879	6.0	$771,917	84.9

Revenue is currently derived from the WebMD Segments and was derived from our EBS segment through the date of the 2006 EBS Sale on November 16, 2006. The WebMD Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. The WebMD Publishing and Other Services segment derives revenue from advertisements in WebMD the Magazine, and sales of, and advertising in, its physician directories. As a result of the acquisition of the assets of Conceptis, WebMD Publishing and Other Services also generated revenue from in-person CME programs from December 2005 through December 31, 2006. As of December 31, 2006, WebMD Publishing and Other Services no longer offer these services. Included in our WebMD Online Services’ revenue is revenue related to WHC agreement with AOL. WHC and AOL shared revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a cobranded service WHC created for AOL. Under the terms of the agreement which expired on May 1, 2007, WHC revenue share was subject to a minimum annual guarantee. Included in our results of operations, in 2007 and 2006 is revenue of $2,658 and $8,312, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through WHC sales team. Also included in revenue in 2007 and 2006 is $1,515 and $5,125, respectively, related to the guarantee discussed above. The WebMD Segments customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. The WebMD Segments customers also include physicians and other healthcare providers who buy our physician directories. EBS, which was a segment through November 16, 2006, the date of the 2006 EBS Sale, provided solutions that automate key business and administrative functions for healthcare payers and providers, including: electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. EBS also provided clinical communications services that enable physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. A significant portion of EBS revenue was generated from the country’s largest national and regional healthcare payers.

Cost of operations consists of costs related to services and products WebMD provides to customers and costs associated with the operation and maintenance of WebMD’s public and private portals. These costs relate to editorial and production operations, Web site operations, non-capitalized Web site development costs, costs associated with out lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of WebMD’s publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution. Prior to the 2006 EBS Sale on November 16, 2006, cost of operations also related to EBS’ products and services including the cost of postage related to EBS’ automated print-and-mail services and paid-claims communication services, as well as sales commissions paid to certain distributors of EBS’ products.

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, including grants of employee stock options. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2008	2007	2006

Advertising expense included in:
Sales and marketing	$5,097	$5,264	$7,414

Stock-based compensation expense included in:
Cost of operations	$3,843	$5,063	$11,541
Sales and marketing	3,631	5,056	7,461
General and administrative	17,316	22,533	23,143

Total	$24,790	$32,652	$42,145

Modification to the Classification of Results

The following discussion of our operating results, for all periods presented, reflect the reclassification of our Porex and ViPS segments as discontinued operations, as a result of our intention to sell our Porex segment and due to the ViPS Sale that was completed on July 22, 2008. In addition, our operating results reflect the reclassification of the ACS/ACP Business as a discontinued operation for 2007 and 2006, and our EPS operations as a discontinued operation for 2006, as a result of the sale of the ACS/ACP Business and EPS segment which were completed on December 31, 2007 and September 14, 2006, respectively.

In contrast to the discontinued operations presentation for EPS, the ACS/ACP Business, ViPS and Porex, the 2006 EBS Sale did not result in the accounting for EBS as a discontinued operation, because the 2006 EBS Sale was only a partial sale, through which we retained a 48% ownership interest in EBSCo following the transaction. Accordingly, the historical results of operations for EBS are included in our financial statements from January 1, 2006 through the date of the 2006 EBS Sale on November 16, 2006. Subsequent to the 2006 EBS Sale from November 17, 2006 through the date of the 2008 EBSCo Sale on February 8, 2008, our 48% portion of EBSCo’s income is reflected in the line item “Equity in earnings of EBS Master LLC.” Because of this treatment, our consolidated results of operations for 2006, including the EBS segment results, are presented on a basis that makes them not directly comparable to the results for the full year 2008 and 2007. In the discussion of those consolidated operating results, in addition to noting the effect of the 2006 EBS Sale (which is relatively large as compared to all other differences between the periods), we have provided comparative information on items that reflect trends in our operating results based on their materiality to our consolidated operating results. The results of the WebMD Segments were not affected by the 2006 EBS Sale and comparisons with prior periods are not subject to the considerations applicable to EBS and to our consolidated results.

2008 and 2007

The following discussion is a comparison of our results of operations for the year ended December 31, 2008, to the year ended December 31, 2007.

Revenue

Our total revenue increased 15.4% to $382,697 in 2008 from $331,693 in 2007. This increase was primarily due to higher advertising and sponsorship revenue from WebMD’s public portals. WebMD Online Services revenue increase of $53,168 in 2008, compared to 2007, was partially offset by a decrease of $2,345 within WebMD Publishing and Other Services. These fluctuations are more fully described below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations was $138,363 in 2008, compared to $117,281 in 2007. Our cost of operations represented 36.2% of revenue in 2008, compared to 35.3% of revenue in 2007. Included in cost of operations are non-cash expenses related to stock-based compensation of $3,843 in 2008, compared to $5,063 in 2007. The decrease in non-cash stock-based compensation expense for 2008, compared to 2007, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock awards granted to WebMD employees prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of its initial public offering.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $134,520 or 35.2% of revenue, in 2008, compared to $112,218, or 33.8% of revenue in 2007. The increase in absolute dollars in 2008 as compared to 2007 was primarily attributable to an increase of approximately $13,400 in compensation-related costs due to higher staffing levels relating to WebMD’s Web site operations and development, as well as higher staffing levels associated with WebMD’s personalized telephonic coaching services. Additionally, the increase is also related to $6,100 of higher costs associated with creating and licensing content for WebMD’s sponsorship arrangements and WebMD’s Web sites. The increase as a percentage of revenue was due to the higher staffing levels, as well as the impact of the lower publishing and other services revenue, specifically lower advertising in The Little Blue Book, which did not have a commensurate reduction in the cost to produce and distribute this publication.

Sales and Marketing.  Sales and marketing expense was $108,316 in 2008, compared to $93,645 in 2007. Our sales and marketing expense represented 28.3.% of revenue in 2008, compared to 28.2% in 2007. Included in sales and marketing expense were non-cash expenses related to advertising of $5,097 in 2008, compared to $5,264 in 2007. Also included in sales and marketing expense was non-cash expenses related to stock-based compensation of $3,631 in 2008, compared to $5,056 in 2007. The decrease in non-cash stock-based compensation expense for 2008, compared to 2007, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to stock options and restricted stock awards granted to WebMD employees prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of its initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $99,588 or 26.0% of revenue, in 2008, compared to $83,325, or 25.1% of revenue in 2007. The increase in absolute dollars, as well the increase as a percentage of revenue, in 2008 compared to 2007 were primarily attributable to an increase of approximately $13,100 in compensation and other personnel-related costs (including sales commissions related to higher revenue) due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense was $89,503 in 2008, compared to $104,321 in 2007. Our general and administrative expenses represented 23.4% in 2008, compared to 31.5% in 2007. Included in general and administrative expense was non-cash stock-based compensation expense of $17,316 in 2008, compared to $22,533 in 2007. Non-cash stock-based compensation expense was lower in 2008, when compared to 2007, in our WebMD Segments by approximately $3,300, resulting primarily from the graded vesting methodology used in determining stock-based compensation expense relating to stock options and restricted stock awards granted to WebMD employees prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of its initial public offering, as well as lower non-cash stock-based compensation expense of approximately $1,900 in our Corporate segment.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $72,187, or 18.9% of revenue in 2008, compared to $81,788, or 24.7% of revenue in 2007. Approximately $10,000 of the decrease in absolute dollars was attributable to lower corporate expenses in 2008, compared to 2007, such as compensation expense for internal personnel, professional fees and facilities related expenses. These lower corporate expenses were achievable due to the reduction in our corporate infrastructure following the sales of EPS and EBS during the latter part of 2006 and the related wind down of our remaining responsibilities under the transition services agreements with those entities. The decrease above was offset by approximately $400 in our WebMD Segments in 2008, as compared to 2007.

Depreciation and Amortization.  Depreciation and amortization expense was $28,780, or 7.5% of revenue in 2008, compared to $28,256, or 8.5% of revenue, in 2007. The increase in 2008, as compared to 2007, was primarily due to approximately $4,400 in depreciation expense resulting from WHC’s capital expenditures in 2008 and 2007, which was partially offset by a decrease in amortization expense of approximately $3,300 resulting from certain WHC intangible assets becoming fully amortized, and lower depreciation expense of approximately $500 in our Corporate segment.

Interest Income.  Interest income was $35,300 in 2008, compared to $42,035 in 2007. This decrease in 2008, primarily relate to a decrease in the average rates of return for the period, partially offset by higher average investment balances.

Interest Expense.  Interest expense of $18,513 in 2008 was consistent with interest expense of $18,593 in 2007. Interest expense in 2008 and 2007 primarily included the interest expense and the amortization of debt issuance costs for our 1.75% Convertible Subordinated Notes due 2023 (which we refer to as 1.75% Notes) and our 3 1/8% Convertible Notes due 2025 (which we refer to as 3 1/8% Notes).

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 represented a pre-tax gain recognized in connection with the 2008 EBSCo Sale on February 8, 2008. See “— Introduction — Acquisitions and Dispositions — Dispositions — 2008 EBSCo Sale” with respect to this matter.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary impairment of the fair value of our ARS investments in 2008. For additional information, see “Introduction — Background Information on Certain Trends and Developments — Impairment of Auction Rate Securities; Non-Recourse Credit Facilities” above.

Restructuring.  As a result of our completion of the integration of previously acquired businesses and efficiencies that we continue to realize from our infrastructure investments of the WebMD Segments combined with the continued reduction in shared services performed within our Corporate segment following the divestures of EPS, EBS and ViPS, we took this opportunity to best align the skill sets of our employees with the needs of our business. We recorded a restructuring charge during 2008 of $7,416. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when we owned the divested businesses, (ii) $3,391 for severance expenses related to the reduction of our work force and (iii) $450 of costs to consolidate facilities and other exit costs.

Other (Expense) Income, Net.  Other expense, net was $5,949 in 2008, compared to other income, net of $3,406 in 2007. Other (expense) income, net includes (i) $6,941 and $2,527 in 2008 and 2007 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to the terminated merger transaction with WHC, see ‘‘— Introduction — Background Information on Certain Trends and Developments — Termination of Proposed Merger with WHC” for more information, (ii) $1,092 and $1,397 in 2008 and 2007 of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, (iii) $1,749 and $1,497 in 2008 and 2007 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes and (iv) transition services income of $335 and $5,833 in 2008 and 2007 which represents amounts earned from the service fee charged to EBSCo, Sage Software and ViPS, net of services EBSCo provides to us, for services rendered under each of their respective transition services agreements. We provided a significantly higher level of transition services in 2007, compared to 2008, as reflected by the lower fees charged in 2008.

Income Tax Provision (Benefit).  The income tax provision of $30,251 in 2008 and benefit of $8,741 in 2007 includes expense related to federal, state and other jurisdictions. While the majority of the gain on the 2008 EBSCo Sale was offset by net operating loss carryforwards, certain alternative minimum taxes and other state taxes were not offset, resulting in a provision of approximately $20,500. The income tax provision in 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes. Additionally, the income tax benefit in 2007 includes a benefit of $16,327 related to the reversal of a portion of the valuation allowance we maintain on a significant portion of our deferred income taxes.

Minority Interest in WHC.  Minority interest of $1,032 in 2008, compared to $10,667 in 2007 represents the minority stockholders’ proportionate share of net income for WHC. Minority interest fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

Income (Loss) from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax, was $93,492 in 2008, compared to a loss of $22,198 in 2007. Included in income (loss) from discontinued operations, net of tax, is a pre-tax gain of $96,969 from the ViPS Sale. In addition, income from discontinued operations includes the aggregate pre-tax operating results of our ViPS and Porex segments of $27,415 in 2008 and the aggregate pre-tax operating results of our ViPS segment, Porex segment and ACS/ACP Business of $27,262 in 2007. Also included in loss from discontinued operations are pre-tax charges of approximately $29,078 in 2008 and $73,347 in 2007 related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now eight former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC, which was partially offset in 2007, by $14,625 related to a settlement with two of our insurance companies related to the reimbursement of these defense costs.

2007 and 2006

The following discussion is a comparison of our results of operations for the year ended December 31, 2007, to the year ended December 31, 2006.

Revenue

Our revenue decreased 63.5% to $331,693 in 2007 from $908,927 in 2006. Revenue attributable to EBS decreased by $661,090 as a result of the 2006 EBS Sale. Partially offsetting this decrease was higher revenue in our WebMD Segments. The WebMD Online Services segment accounted for $83,417 of the higher revenue, partially offset by lower revenue of $239 within the WebMD Publishing and Other Services segment. Excluding the impact of the acquisitions WebMD made in 2006, our total revenue attributable to WebMD increased by approximately $60,000 from 2006 to 2007. A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations was $117,281 in 2007, compared to $545,706 in 2006. Our cost of operations represented 35.3% of revenue in 2007, compared to 60.0% of revenue in 2006. Included in cost of operations are non-cash expenses related to stock-based compensation of $5,063 in 2007, compared to $11,541 in 2006. The decrease in non-cash stock-based compensation expense for 2007 was primarily due to the graded vesting schedule that was used for all stock options and restricted stock awards granted prior to the January 1, 2006 adoption date of SFAS 123R, including the WHC options and restricted stock granted at the time of the initial public offering, as well as approximately $2,600 of non-cash stock-based compensation expense related to EBS employees, which was included in the prior year period.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $112,218 or 33.8% of revenue in 2007, compared to $534,165 or 58.8% of revenue in 2006. The decrease in cost of operations excluding non-cash stock-based compensation expense, as a percentage of revenue and in dollars, was primarily due to the 2006 EBS Sale, which was the reason for approximately $441,200 of the decrease in cost of operations, as EBS services and products had lower gross margins than our WebMD Segments. Partially offsetting this impact of the 2006 EBS Sale was higher cost of operations of approximately $19,300 related to the WebMD Segments as a result of the growth within that business.

Sales and Marketing.  Sales and marketing expense was $93,645 in 2007, compared to $119,103 in 2006. Our sales and marketing expense represented 28.2% of revenue in 2007, compared to 13.1% of revenue in 2006. Non-cash expense related to advertising was $5,264 in 2007, compared to $7,414 in 2006. This decrease was due to lower utilization of WebMD’s prepaid advertising inventory. Non-cash stock-based compensation was $5,056 in 2007, compared to $7,461 in 2006. The decrease in non-cash stock-based compensation expense in 2007, when compared to 2006, is due to approximately $1,600 related to the 2006 EBS Sale, as well as approximately $800 in lower non-cash stock-based compensation expense for our WebMD Segments which primarily related to the graded vesting methodology used in determining stock-based compensation expense related to WebMD’s stock options and restricted stock awards granted at the time of the initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $83,325 or 25.1% of revenue in 2007, compared to $104,228 or 11.5% of revenue in 2006. The increase in sales and marketing expense, excluding the non-cash expenses discussed above, as a percentage of revenue, was primarily due to the 2006 EBS Sale, as EBS had lower sales and marketing expense as a percentage of revenue than our WebMD Segments. The 2006 EBS Sale was also the primary reason for the decrease in sales and marketing expense, in the amount of approximately $41,300. This decrease was partially offset by approximately $20,400 in higher expenses within our WebMD Segments related to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to WebMD’s acquisitions of Summex, Medsite and Subimo.

General and Administrative.  General and administrative expense was $104,321 in 2007, compared to $132,334 in 2006. Our general and administrative expense represented 31.5% of revenue in 2007, compared to 14.6% of revenue in 2006. Included in general and administrative expense were non-cash expenses related to stock-based compensation. Non-cash stock-based compensation was $22,533 in 2007, compared to $23,143 in 2006. Non-cash stock-based compensation expense was lower in 2007, when compared to 2006 in our WebMD Segments by approximately $2,600 as a result of the graded vesting methodology used in determining stock-based compensation expense related to WebMD’s stock options and restricted stock awards granted at the time of the initial public offering. Additionally, our non-cash stock compensation expense was lower in 2007, as compared to 2006 by approximately $1,700 as a result of the 2006 EBS Sale. These decreases were offset by approximately $3,700 in our Corporate segment primarily related to additional stock compensation expense related to new equity awards granted during the second half of 2006.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $81,788 or 24.7% of revenue in 2007, compared to $109,191 or 12.0% of revenue in 2006. The increase in general and administrative expense, excluding the non-cash stock-based compensation expense, as a percentage of revenue, was primarily due to the impact of the 2006 EBS Sale. The 2006 EBS Sale was also the primary reason for the decrease in general and administrative expense in dollars, in the amount of approximately $25,000. Also contributing to the decrease in general and administrative expense were approximately $13,900 of lower shared service costs and other corporate expenses primarily due to the 2006 EBS Sale and EPS Sale. This decrease was partially offset by higher expenses within our WebMD Segments of approximately $11,500 primarily related to an increase in compensation related costs and expenses due to increased staffing levels and outside personnel expenses and expenses related to WebMD’s acquisitions of Summex, Medsite and Subimo.

Depreciation and Amortization.  Depreciation and amortization expense was $28,256 or 8.5% of revenue in 2007, compared to $44,558 or 4.9% of revenue in 2006. Depreciation and amortization expense decreased by approximately $25,900 due to the 2006 EBS Sale. Partially offsetting this decrease was the impact of recent acquisitions and capital improvements within our WebMD Segments, which resulted in additional depreciation and amortization expense of approximately $9,600 when compared to 2006.

Interest Income.  Interest income increased to $42,035 in 2007, from $32,339 in 2006. The increase was due to higher average investment balances and higher rates of return in 2007, as compared to 2006.

Interest Expense.  Interest expense of $18,593 in 2007 was consistent with interest expense of $18,794 in 2006. Interest expense in both 2007 and 2006 primarily included the interest expense and the amortization of debt issuance costs for our 1.75% Notes and our 3 1/8% Notes.

Gain on 2006 EBS Sale.  The gain on the 2006 EBS Sale of $399 in 2007 represented a gain recognized in connection with the working capital adjustment associated with the 2006 EBS Sale, while the gain on sale of $352,297 in 2006 represents the gain recognized in connection with the 2006 EBS Sale as of the November 16, 2006 closing date.

Other (Expense) Income, Net.  Other income, net was $3,406 in 2007, compared to other expense, net of $4,252 in 2006. Other income (expense), net includes transition services income of $5,833 and $2,524 in 2007 and 2006 related to the services we provide to EBSCo and Sage Software, net of services EBSCo provides to us, related to each of their respective transition services agreements, and $1,497 in 2007 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes. Other expense of $2,527 and $4,198 in 2007 and 2006 represents advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to our exploration of strategic alternatives for WHC in 2007 and our former EBS segment in 2006. See “— Introduction — Background Information on Certain Trends and Developments” above for more information on the WHC Merger. Also included in other income (expense), net was $1,397 and $2,578 in 2007 and 2006 of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

Income Tax Provision (Benefit).  The income tax benefit of $8,741 in 2007 and provision of $50,389 in 2006 includes expense related to federal, state and other jurisdictions. The income tax provision in 2006 was considerably higher than in 2007 as a result of the gain we recorded in connection with the 2006 EBS Sale. Additionally, the income tax benefit in 2007 includes a benefit of $16,237 related to the reversal of a portion of the valuation allowance we maintain on a significant portion of our deferred income taxes.

Minority Interest in WHC.  Minority interest of $10,667 in 2007, compared to $405 in 2006, represents the minority stockholders’ proportionate share of income for WHC. Minority interest fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the minority interest shareholders.

Income (Loss) from Discontinued Operations, Net of Tax.  Loss from discontinued operations was $22,198 in 2007, which includes a pre-tax charge of $73,347 related to the estimate of our indemnity obligations to advance amounts for reasonable defense costs for initially ten and now nine former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina. Partially offsetting the pre-tax charge, is the reimbursement of $14,625 by two of the nine insurance companies we have been seeking to honor their obligations under certain directors and officers liability insurance policies. For a description of this matter, see “— Introduction — Background Information on Certain Trends and Developments —  Directors & Officers Liability Insurance Coverage Litigation” above. Income from discontinued operations in 2006 was $393,132, which included a gain of $353,158, net of tax, recognized in connection with the EPS Sale, as well as EPS’s net operating results of $17,902 during the period from January 1, 2006 through the date of sale on September 16, 2006. Also included in (loss) income from discontinued operations, net of tax, during 2007 and 2006 was the net operating results of ViPS, Porex and WebMD’s ACS/ACP Business, which, in the aggregate amounted to $32,119 in 2007 and $22,072 in 2006, including the gain on the sale of the ACS/ACP business on December 31, 2007 of $3,571.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; and professional fees, primarily consisting of legal, accounting and financial advisory services, related to the terminated WHC Merger, in 2008 and 2007, and the 2006 EBS Sale. Inter-segment revenue primarily represents printing services provided by EBS during 2006 and certain services provided by our WebMD Segments during 2008, 2007 and 2006.

Summarized financial information for each of our operating segments and our Corporate segment and a reconciliation to net income are presented below (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006(a)

Revenue
WebMD Online Services:
Advertising and sponsorship	$275,790	$229,333	$170,626
Licensing	89,126	81,471	55,621
Content syndication and other	1,434	2,378	3,518

Total WebMD Online Services	366,350	313,182	229,765
WebMD Publishing and Other Services	16,427	18,772	19,011
Emdeon Business Services	—	—	661,090
Inter-segment eliminations	(80)	(261)	(939)

	$382,697	$331,693	$908,927

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$95,435	$80,594	$52,324
WebMD Publishing and Other Services	1,147	4,103	362
Emdeon Business Services	—	—	152,911
Corporate	(19,845)	(24,502)	(41,730)

	76,737	60,195	163,867
Interest, taxes, non-cash and other items
Interest income	35,300	42,035	32,339
Interest expense	(18,513)	(18,593)	(18,794)
Income tax (provision) benefit	(30,251)	8,741	(50,389)
Depreciation and amortization	(28,780)	(28,256)	(44,558)
Non-cash stock-based compensation	(24,790)	(32,652)	(42,145)
Non-cash advertising	(5,097)	(5,264)	(7,414)
Minority interest in WHC	(1,032)	(10,667)	(405)
Equity in earnings of EBS Master LLC	4,007	28,566	763
Gain on sale of EBS Master LLC	538,024	—	—
Gain on 2006 EBS Sale	—	399	352,297
Impairment of auction rate securities	(60,108)	—	—
Restructuring	(7,416)	—	—
Other expense, net	(6,284)	(2,427)	(6,776)

Income from continuing operations	471,797	42,077	378,785
Income (loss) from discontinued operations, net of tax	93,492	(22,198)	393,132

Net income	$565,289	$19,879	$771,917

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

2008 and 2007

WebMD Online Services.  Revenue was $366,350, an increase of $53,168 or 17.0% from 2007. Advertising and sponsorship revenue increased $46,457 or 20.3% in 2008, compared to 2007. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of unique sponsored programs on WebMD’s sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 1,400 in 2008 compared to approximately 1,000 in 2007. In general, pricing remained relatively stable for WebMD’s advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $7,655 or 9.4% in 2008, compared to 2007. This increase was due to an increase in the number of companies using WebMD’s private portal platform to 134 from 117 in the prior year. In general, pricing remained relatively stable for WebMD’s private portal licenses and was not a significant source of the revenue increase. WebMD also had approximately

140 additional customers who purchased stand-alone decision-support services from them. Content syndication and other revenue decreased to $1,434 in 2008 from $2,378 in 2007, primarily as a result of the completion of certain contracts and WebMD’s decision not to seek new content syndication business.

WebMD Online Services earnings before interest, taxes, non-cash and other items was $95,435 in 2008, compared to $80,594 in 2007. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 26.1% in 2008, compared to 25.7% in 2007. This increase as a percentage of revenue was due to higher revenue from the increase in the number of brands and sponsored programs in WebMD’s public portals as well as the increase in companies using WebMD’s private online portal without incurring a proportionate increase in overall expenses.

WebMD Publishing and Other Services.  Revenue was $16,427 in 2008, a decrease of $2,345 from 2007. The decrease was attributable to $2,929 of lower advertising revenue in The Little Blue Book, offset by $584 of higher advertising in WebMD the Magazine. In general, pricing remained relatively stable for advertising in both WebMD the Magazine and The Little Blue Book and was not a significant source for changes in revenue.

WebMD Publishing and Other Services earnings before interest, taxes, non-cash and other items was $1,147 in 2008, compared to $4,103 in 2007. This decrease was primarily attributable to lower advertising, as noted above, which did not have a commensurate reduction in the cost to provide and distribute.

Corporate.  Corporate includes costs and expenses for functions not directly managed by one of our segments, including the Porex and ViPS businesses which are reflected within discontinued operations. Corporate expenses decreased to $19,845 or 5.2% of revenue in 2008, compared to $24,502 or 7.4% of revenue in 2007. The decrease in our Corporate segment was due to lower personnel and other costs and expenses associated with our overall management of HLTH and our subsidiaries, including certain insurance, professional and information technology costs. These lower costs and expenses were achievable due the reduction in our corporate infrastructure following the sales of EPS and EBS and the related wind down of our responsibilities under our transition services agreements with those entities. Offsetting the reduction in expenses is a net reduction of transition service income of $5,498 in 2008, as compared to 2007. The transition services income is lower in 2008, as compared to 2007, as a result of the completion of the transition services agreement with Sage Software during the fourth quarter of 2007 as well as fewer services performed under the EBSCo agreement in 2008 as compared to 2007.

2007 and 2006

The following discussion is a comparison of the results of operations for our WebMD Segments and our corporate segment for the year ended December 31, 2007, to the year ended December 31, 2006.

WebMD Online Services.  Revenue was $313,182 in 2007, an increase of $83,417 or 36.3% from 2006. Advertising and sponsorship revenue increased $58,707 or 34.4% in 2007, compared to 2006. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on WebMD’s Web sites as well as the acquisition of Medsite in September 2006. The acquisition of Medsite contributed $16,291 and $4,852 of advertising and sponsorship revenue in 2007 and 2006, respectively. Including the Medsite acquisition, the number of such programs grew to approximately 1,000 in 2007 compared to approximately 800 in 2006. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $25,850 or 46.5% in 2007 compared to 2006. This increase was due to an increase in the number of companies using WebMD’s private portal platform to 117 from 99 last year. WebMD also had approximately 150 additional customers who purchase stand alone decision support services as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed $19,526 and $4,398 in licensing revenue for the years ended December 31, 2007 and 2006, respectively. Content syndication and other revenue decreased $1,140 in 2007 from $3,518 in 2006, primarily as a result of the completion of certain contracts and our decision not to seek new content syndication business.

WebMD Online Services earnings before interest, taxes, non-cash and other items was $80,594 or 25.7% of revenue in 2007, compared to $52,324 or 22.8% of revenue in 2006. This increase as a percentage of revenue was primarily due to higher revenue from the increase in the number of brands and sponsored programs in WebMD’s public portals as well as the increase in companies using WebMD’s private online portal without incurring a proportionate increase in overall expenses, due to the benefits achieved from WebMD’s infrastructure investments as well as acquisition synergies.

WebMD Publishing and Other Services.  Revenue was $18,772 in 2007, a decrease of $239 or 1.3% from 2006. The decrease was primarily attributable to WebMD’s decision to discontinue offline CME products.

WebMD Publishing and Other Services earnings before interest, taxes, non-cash and other items was $4,103 or 21.9% of revenue in 2007, compared to $362 or 1.9% of revenue in 2006. The increase was primarily attributable to a change in mix of revenues to higher margin products compared to the same period last year.

Corporate.  Corporate includes costs and expenses for functions that are not directly managed by one of our segments, or by the Porex and ViPS businesses which are reflected within discontinued operations. Corporate expenses decreased to $24,502, or 7.4% of consolidated revenue in 2007, compared to $41,730, or 4.6% of consolidated revenue in 2006. The decrease in corporate expenses, in dollars, for 2007 was the result of the 2006 EBS Sale and the EPS Sale which occurred in the second half of 2006 and resulted in a significant reduction in a portion of the shared services performed at corporate, which previously supported those operations. The most significant reductions in expenses were related to certain outside services including legal and accounting services, as well as personnel expenses. Additionally, included in corporate is transition service income, net of expenses, of $5,833 and $2,524 in 2007 and 2006, related to the services provided to EBSCo and Sage Software, which were only partially included in the prior year period. These amounts were reflected within our Corporate segment, partially offsetting the cost of providing these services. The increase in corporate expenses as a percentage of revenue was due to the impact of lower revenue as a result of the 2006 EBS Sale, combined with the effect of certain corporate expenses that are fixed in nature, and accordingly, did not decrease in proportion to the reduction in revenue.

Inter-Segment Eliminations.  Inter-segment eliminations primarily represents printing services provided by the EBS segment in 2006 and certain services provided by the WebMD Segments.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities from our continuing operations was $65,963 in 2008, compared to $47,896 in 2007. The $18,067 increase in cash provided by operating activities from our continuing operations when compared to a year ago primarily relates to the period-over-period increase of the continuing operating activities of our WebMD Segments in the amount of $15,012. In addition, the increase in cash provided by operating activities from our continuing operations when compared to a year ago relates to the timing of tax payments for the sale of our EBS segment in the latter part of 2006 that were paid during 2007.

Cash provided by investing activities from our continuing operations was $718,264 in 2008, compared to cash used in investing activities from our continuing operations of $242,408 in 2007. Cash provided by investing activities from our continuing operations in 2008 included $574,617 of net proceeds received from the 2008 EBSCo Sale, $223,175 of net proceeds received from the ViPS Sale and $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the latter part of 2006. Cash provided by investing activities from our continuing operations in 2007 included the receipt of $18,792 in repayment of advances to EBSCo and the receipt of 11,667, which was released from escrow, related to the EPS Sale. Also included in cash provided by investing activities from our continuing operations included net disbursements of $58,811 in 2008 from net purchases of available for sale securities, compared to disbursements $256,712 from net purchases of available for sale securities in 2007.

Cash used in financing activities from our continuing operations was $715,593 in 2008, compared to cash provided by financing activities from our continuing operations of $92,512 in 2007. Cash used in financing activities in 2008 principally related to the repurchases of a total of 83.7 million shares of HLTH Common Stock for $737,324, offset by the proceeds from the issuance of HLTH Common Stock and WHC Class A Common Stock (primarily resulting from exercises of employee stock options) of $21,683. Cash provided by financing activities for 2007 principally related to proceeds of $133,054 from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options, as well as a tax benefit of $6,601 from the exercise of employee stock options, partially offset by the repurchases of 3.4 million shares of HLTH Common Stock for $47,123.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the ViPS and Porex segments and the ACS/ACP Business. Our cash flows provided by operating activities from discontinued operations in 2008 included an aggregate of $23,305 related to our ViPS and Porex segments while cash flows provided by operating activities from discontinued operations in 2007 primarily included an aggregate of $45,281 related to our ViPS segment, Porex segment and the ACS/ACP Business. Also included in cash flows from discontinued operations provided by operating activities in 2008 and 2007 is the receipt of $44,937 during 2008 of reimbursements from our Director & Officer insurance carriers, offset by $37,091 and $17,784 in payments made in 2008 and 2007, respectively, in connection with the defense costs of the initially ten and now eight former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Trends and Developments — Directors & Officers Liability Insurance Coverage Litigation.”

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2008 for future specified contractual obligations, including those of our discontinued operations, that are not reflected in our consolidated balance sheets, as well as the estimated timing of the cash payments associated with these obligations. This table also provides the timing of cash payments related to our long-term debt and other obligations included in our consolidated balance sheets. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(a)	$696,688	$15,500	$371,813	$309,375	$—
Operating leases(b)	47,086	9,030	16,329	10,287	11,440
Purchase obligations(c)	2,927	2,927	—	—	—
Other obligation	100	100	—	—	—

Total	$746,801	$27,557	$388,142	$319,662	$11,440

(a)	Long-term debt includes our 3 1/8% Notes, and our 1.75% Notes, which are first puttable at the option of the holders in 2012 and 2010, respectively. Amounts include our contractual interest payments through the earliest date at which these notes are puttable by the holder.

(b)	The lease amounts are net of sublease income.

(c)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

The above table excludes $11,478 of uncertain tax positions, including interest and penalties, under FIN 48, as we are unable to reasonably estimate the timing of the settlement of these items. These uncertain tax positions include those of our discontinued operations. See Note 18, “Income Taxes” located in the Notes to Consolidated Financial Statements included in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2008, we had approximately $629,848 in consolidated cash and cash equivalents, and we owned investments in ARS with a face value of $355,000 and a fair value of $286,552. Our working capital, including discontinued operations, as of December 31, 2008 was $650,536. The ARS investments are discussed in more detail earlier in this MD&A under “Introduction — Background Information on Certain Trends and Developments — Impairment of Auction Rates Securities; Non-Recourse Credit Facility.” Based on our plans and expectations as of the date of this Annual Report and taking into consideration issues relating to the liquidity of our ARS investments, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our 1.75% Notes, our 3 1/8% Notes and to fund our currently anticipated working capital and capital expenditure requirements, for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (which we refer to as FASB) issued FASB Staff Position (which we refer to as FSP) Accounting Principles Board (which we refer to as APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on our past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application. We currently expect that the adoption of FSP APB 14-1 will result in the recognition of incremental non-cash interest expense of approximately $8,000 and $7,000 for the years ended December 31, 2008 and 2007.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (which we refer to as SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives we assign to intangible assets that are acquired through future business combinations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (which we refer to as SFAS 160). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS 160 will have an impact on the presentation and classification of our noncontrolling interest in our financial statements included in future filings, as well as the accounting for certain transactions of our consolidated subsidiary that occur subsequent to December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of December 31, 2008, the fair market value of our auction rate securities was $286.6 million. However, the fair values of our cash and money market investments, which approximate $629.8 million at December 31, 2008, are not subject to changes in interest rates.

HLTH, and its majority owned subsidiary WHC have each entered into a non-recourse credit facility (which we refer to as the Credit Facilities) with Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The interest rate applicable to such borrowings is one-month LIBOR plus 250 basis points. No borrowings have been made under either of the Credit Facilities to date.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex, which is included in discontinued operations, is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation (losses) gains relating to our Porex operations were ($4.2) million, $3.3 million and $3.6 million in 2008, 2007 and 2006, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-60 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided. As required by Rule 3-09 of Regulation S-X, the financial statements for the year ended December 31, 2007 and period from November 16, 2006 to December 31, 2006 of EBS Master LLC, our formerly owned 48% equity investment, are incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of December 31, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in HLTH’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009

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

Signature	Capacity	Date

/s/ Martin J. Wygod Martin J. Wygod	Director; Acting Chief Executive Officer (principal executive officer)	February 27, 2009

/s/ Mark D. Funston Mark D. Funston	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	February 27, 2009

/s/ Paul A. Brooke Paul A. Brooke	Director	February 27, 2009

/s/ Kevin M. Cameron Kevin M. Cameron	Director	February 27, 2009

/s/ Neil F. Dimick Neil F. Dimick	Director	February 27, 2009

Signature	Capacity	Date

/s/ James V. Manning James V. Manning	Director	February 27, 2009

/s/ Herman Sarkowsky Herman Sarkowsky	Director	February 27, 2009

/s/ Joseph E. Smith Joseph E. Smith	Director	February 27, 2009

HLTH Corporation
Index to Consolidated Financial Statements and Supplemental Data

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets at December 31, 2008 and 2007	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-8
Notes to Consolidated Financial Statements	F-10
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

HLTH management assessed the effectiveness of HLTH’s internal control over financial reporting as of December 31, 2008. In making this assessment, HLTH management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, HLTH management concluded that HLTH maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears on page F-3.

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HLTH Corporation.

We have audited HLTH Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HLTH Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HLTH Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HLTH Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of HLTH Corporation and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HLTH Corporation

We have audited the accompanying consolidated balance sheets of HLTH Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HLTH Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HLTH Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 26, 2009

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$629,848	$536,879
Short-term investments	371	290,858
Accounts receivable, net of allowance for doubtful accounts of $1,301 at December 31, 2008 and $1,165 at December 31, 2007	94,140	86,081
Due from EBS Master LLC	—	1,224
Prepaid expenses and other current assets	40,811	71,090
Assets of discontinued operations	118,775	262,964

Total current assets	883,945	1,249,096
Investments	288,049	2,383
Property and equipment, net	56,731	49,554
Goodwill	213,148	217,323
Intangible assets, net	32,690	36,314
Investment in EBS Master LLC	—	25,261
Other assets	24,465	71,466

TOTAL ASSETS	$1,499,028	$1,651,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$54,708	$49,598
Deferred revenue	80,489	76,401
Liabilities of discontinued operations	98,212	123,131

Total current liabilities	233,409	249,130
1.75% convertible subordinated notes due 2023	350,000	350,000
3 1/8% convertible notes due 2025	300,000	300,000
Other long-term liabilities	22,664	21,137
Minority interest in WHC	134,223	131,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 458,284,729 shares issued at December 31, 2008; 457,803,361 shares issued at December 31, 2007	46	46
Additional paid-in capital	12,507,729	12,479,574
Treasury stock, at cost; 356,910,193 shares at December 31, 2008; 275,786,634 shares at December 31, 2007	(3,292,997)	(2,564,948)
Accumulated deficit	(8,755,459)	(9,320,748)
Accumulated other comprehensive (loss) income	(587)	5,853

Total stockholders’ equity	458,732	599,777

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,499,028	$1,651,397

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue	$382,697	$331,693	$908,927
Costs and expenses:
Cost of operations	138,363	117,281	545,706
Sales and marketing	108,316	93,645	119,103
General and administrative	89,503	104,321	132,334
Depreciation and amortization	28,780	28,256	44,558
Interest income	35,300	42,035	32,339
Interest expense	18,513	18,593	18,794
Gain on sale of EBS Master LLC	538,024	—	—
Impairment of auction rate securities	60,108	—	—
Restructuring	7,416	—	—
Gain on 2006 EBS Sale	—	399	352,297
Other (expense) income, net	(5,949)	3,406	(4,252)

Income from continuing operations before income tax provision (benefit)	499,073	15,437	428,816
Income tax provision (benefit)	30,251	(8,741)	50,389
Minority interest in WHC	1,032	10,667	405
Equity in earnings of EBS Master LLC	4,007	28,566	763

Income from continuing operations	471,797	42,077	378,785
Income (loss) from discontinued operations, (net of tax of $2,370, $(5,206) and $36,531 in 2008, 2007 and 2006)	93,492	(22,198)	393,132

Net income	$565,289	$19,879	$771,917

Basic income (loss) per common share:
Income from continuing operations	$2.70	$0.24	$1.36
Income (loss) from discontinued operations	0.53	(0.13)	1.41

Net income	$3.23	$0.11	$2.77

Diluted income (loss) per common share:
Income from continuing operations	$2.19	$0.21	$1.20
Income (loss) from discontinued operations	0.43	(0.12)	1.18

Net income	$2.62	$0.09	$2.38

Weighted-average shares outstanding used in computing income (loss) per common share:
Basic	174,928	179,330	279,234

Diluted	220,127	188,763	331,642

See accompanying notes.

HLTH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
								Accumulated
			Additional	Deferred				Other	Total
	Common Stock		Paid-in	Stock	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss) Income	Equity

Balances at January 1, 2006	428,624,239	$43	$12,121,431	$(3,699)	150,296,414	$(950,482)	$(10,113,667)	$7,607	$1,061,233
Net income	—	—	—	—	—	—	771,917	—	771,917
Net change in unrealized (losses) on securities	—	—	—	—	—	—	—	(1,108)	(1,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,611	3,611

Comprehensive income	—	—	—	—	—	—	—	—	774,420
Issuance of common stock for option exercises, ESPP and other issuances	20,976,508	2	151,237	—	—	—	—	—	151,239
Accretion of convertible redeemable exchangeable preferred stock	—	—	—	—	—	—	(235)	—	(235)
Reversal of deferred stock compensation — adoption of SFAS 123R	—	—	(3,699)	3,699	—	—	—	—	—
Stock-based compensation expense	—	—	26,720	—	—	—	—	—	26,720
Purchase of treasury stock under repurchase program	—	—	—	—	8,240,245	(83,167)	—	—	(83,167)
Purchase of treasury stock in tender offer	—	—	—	—	129,234,164	(1,552,120)	—	—	(1,552,120)
Gain on issuance of WHC Class A Common Stock	—	—	16,779	—	—	—	—	—	16,779
Minority interest impact of cash transferred to WHC	—	—	(22,342)	—	—	—	—	—	(22,342)

Balances at December 31, 2006	449,600,747	45	12,290,126	—	287,770,823	(2,585,769)	(9,341,985)	10,110	372,527
Net income	—	—	—	—	—	—	19,879	—	19,879
Net change in unrealized (losses) on securities	—	—	—	—	—	—	—	(249)	(249)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,318	3,318
HLTH’s share of EBSCo’s comprehensive loss	—	——	—	—	—	—	—	(7,326)	(7,326)

Comprehensive income	—	—	—	—	—	—	—	—	15,622
Cumulative effect to prior year related to the adoption of FIN 48	—	—	—	—.	—	—	1,475	—	1,475
Issuance of stock for option exercises, ESPP and other issuances	8,202,614	1	96,893	—	(4,715,883)	22,840	—	—	119,734
Tax benefit realized from issuances of common stock and valuation reversal	—	—	7,171	—	—		—	—	7,171
Gain on issuance of WHC Class A Common Stock	—	—	14,492	—	—	—	—	—	14,492
Conversion and accretion of convertible redeemable exchangeable preferred stock	—	—	53,781	—	(10,638,297)	45,104	(117)	—	98,768
Stock-based compensation expense	—	—	18,699	—	—	—	—	—	18,699
Purchase of treasury stock under repurchase program	—	—	—	—	3,369,991	(47,123)	—	—	(47,123)
Minority interest impact of cash transferred to WHC	—	—	(1,588)	—	—	—	—	—	(1,588)

Balances at December 31, 2007	457,803,361	46	12,479,574	—	275,786,634	(2,564,948)	(9,320,748)	5,853	599,777
Net income	—	—	—	—	—	—	565,289	—	565,289
Net change in unrealized (losses) on securities	—	—	—	—	—	—	—	(9,588)	(9,588)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,178)	(4,178)
HLTH’s share of EBSCo’s comprehensive loss	—	—	—	—	—	—	—	7,326	7,326

Comprehensive income	—	—	—	—	—	—	—	—	558,849
Issuance of stock for option exercises, ESPP and other issuances	481,368	—	9,285	—	(2,576,363)	9,275	—	—	18,560
Tax benefit realized from issuances of common stock and valuation reversal	—	—	1,863	—	—	—	—	—	1,863
Gain on issuance of WHC Class A Common Stock	—	—	4,057	—	—	—	—	—	4,057
Purchase of warrant	—	—	(700)	—	—	—	—	—	(700)
Stock-based compensation expense	—	—	13,650	—	—	—	—	—	13,650
Purchase of treasury stock in tender offer	—	—	—	—	83,699,922	(737,324)	—	—	(737,324)

Balances at December 31, 2008	458,284,729	$46	$12,507,729	$—	356,910,193	$(3,292,997)	$(8,755,459)	$(587)	$458,732

See accompanying notes.

HLTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$565,289	$19,879	$771,917
Adjustments to reconcile net income to net cash provided by
operating activities:
(Income) loss from discontinued operations, net of tax	(93,492)	22,198	(393,132)
Depreciation and amortization	28,780	28,256	44,558
Minority interest in WHC	1,032	10,667	405
Equity in earnings of EBS Master LLC	(4,007)	(28,566)	(763)
Non-cash interest expense, net	1,944	2,916	2,906
Non-cash advertising	5,097	5,264	7,414
Non-cash stock-based compensation	24,790	32,652	42,145
Deferred income taxes	10,617	(10,136)	26,841
Gain on sale of EBS Master LLC	(538,024)	—	—
Gain on 2006 EBS Sale	—	(399)	(352,297)
Impairment of auction rate securities	60,108	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,059)	3,840	(41,727)
Prepaid expenses and other, net	1,892	5,329	(12,092)
Accrued expenses and other long-term liabilities	5,908	(44,318)	21,005
Deferred revenue	4,088	314	17,516

Net cash provided by continuing operations	65,963	47,896	134,696
Net cash provided by discontinued operations	31,151	27,497	64,324

Net cash provided by operating activities	97,114	75,393	199,020
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	118,339	670,326	928,284
Purchases of available-for-sale securities	(177,150)	(927,038)	(686,815)
Purchases of property and equipment	(24,335)	(19,053)	(49,420)
Purchase of investment in preferred stock	(6,471)	—	—
Cash paid in business combinations, net of cash acquired	(2,633)	—	(152,672)
Purchase of minority interest in subsidiary	(12,818)	—	—
Proceeds related to the sale of EBS Master LLC	574,617	—	—
Proceeds from the sale of discontinued operations	247,491	11,667	522,604
Proceeds from the 2006 EBS Sale, net	—	2,898	1,199,872
Proceeds (disbursements) from advances to EBS Master LLC	1,224	18,792	(20,016)

Net cash provided by (used in) continuing operations	718,264	(242,408)	1,741,837
Net cash used in discontinued operations	(4,782)	(4,741)	(3,296)

Net cash provided by (used in) investing activities	713,482	(247,149)	1,738,541

See accompanying notes.

	Years Ended December 31,
	2008	2007	2006

Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	21,683	133,054	156,078
Tax benefit on stock-based awards	748	6,601	—
Purchases of treasury stock under repurchase program	—	(47,123)	(83,167)
Purchases of treasury stock in tender offer	(737,324)	—	(1,552,120)
Other	(700)	(20)	(337)

Net cash (used in) provided by continuing operations	(715,593)	92,512	(1,479,546)
Net cash used in discontinued operations	(76)	(175)	(100)

Net cash (used in) provided by financing activities	(715,669)	92,337	(1,479,646)
Effect of exchange rates on cash	(1,958)	1,607	1,135

Net increase (decrease) in cash and cash equivalents	92,969	(77,812)	459,050
Changes in cash of discontinued operations	—	—	25
Cash and cash equivalents at beginning of period	536,879	614,691	155,616

Cash and cash equivalents at end of period	$629,848	$536,879	$614,691

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

WHC’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of December 31, 2008 and 2007, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.6% and 84.1%, respectively, of the total outstanding Class A Common Stock and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of December 31, 2008 and 2007, 96.0% and 96.2%, respectively, of the combined voting power of WHC’s outstanding Common Stock. All shares of WHC Class B Common Stock outstanding on September 29, 2010 (the fifth anniversary of the closing date of WHC’s initial public offering) will automatically be converted on a share-for-share basis for shares of WHC Class A Common Stock. See Note 6 below for additional information regarding HLTH’s ownership interest in, and relationship with, WHC.

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

In addition, the accompanying consolidated financial statements, reflect the reclassification of the Company’s Porex and ViPS segments as discontinued operations, as a result of the Company’s intention to sell its Porex segment and due to the sale of its ViPS segment that was completed on July 22, 2008 (the “ViPS Sale”). In addition, the consolidated financial statements reflect the reclassification of WHC’s reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (the “ACS/ACP Business”) and Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) as a discontinued operations, as a result of the sale of the ACS/ACP Business that was completed on December 31, 2007 and the sale of EPS that was completed on September 14, 2006 (the “EPS Sale”). See Note 3 for further details.

Business

The Company, through WHC, provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health focused publications. The Company refers to these segments as WebMD Online Services and WebMD Publishing and Other Services (collectively, the “WebMD Segments”). Additionally, until the sale of the 52%

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in the Company’s Emdeon Business Services segment (the “2006 EBS Sale”) on November 16, 2006, EBS also represented an operating segment. These segments and the Company’s Corporate segment are described as follows:

•	WebMD Online Services provides both public and private online portals. The public portals for consumers enable them to obtain health and wellness information (including information on specific diseases and conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. WebMD Online Services provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD Online Services also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	WebMD Publishing and Other Services publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms, and The Little Blue Book, a physician directory. WebMD Publishing and Other Services conducted in-person CME through December 31, 2006 as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. WebMD Publishing and Other Services also published medical reference textbooks until it divested this business on December 31, 2007. See Note 3 for further details.

•	Corporate includes personnel costs and other expenses related to functions that are not directly managed by one of the Company’s segments or by the Porex business included in discontinued operations in the Company’s financial statements. The personnel costs include executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions. Other corporate costs and expenses include professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $3,410, $3,340 and $3,190 in 2008, 2007 and 2006, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the 2006 EBS Sale, EPS Sale and the ViPS Sale, the Company entered into transition services agreements whereby the Company provided ViPS, EBSCo (as defined in Note 4) , and Sage Software certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to ViPS, EBSCo and Sage Software, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which were intended to approximate the cost of providing these services. The transition services agreement with Sage Software was terminated on December 31, 2007 and, therefore, net transition services fees are solely for services related to EBSCo and ViPS in 2008.

•	Emdeon Business Services provides solutions that automate key business and administrative functions for healthcare payers and providers, including electronic patient eligibility and benefit verification; electronic and paper claims processing; electronic and paper paid-claims communication services; and patient billing, payment and communications services. In addition, EBS provides clinical communications services that improve the delivery of healthcare by enabling physicians to manage laboratory orders and results, hospital reports and electronic prescriptions. As a result of the 2006 EBS

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale, beginning November 17, 2006, the results of EBS were no longer included in the segment results. See Note 4.

2.	Summary of Significant Accounting Policies

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue within the WebMD Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Private portal licensing revenue within the WebMD Online Services segment is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the WebMD Publishing and Other Services segment results in a significant portion of the revenue in this segment being recognized in the second and third quarter of each calendar year.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of equity and net income of WHC, including the non-cash stock-based compensation expense related to stock options and other stock awards based on WHC Class A Common Stock that have been expensed since the adoption of Statement of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” on January 1, 2006, and to a much lesser extent, the expense associated with these awards that were expensed in connection with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) prior to January 1, 2006.

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

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. See Note 19 for further information.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investment in EBS Master LLC

From November 17, 2006 through February 8, 2008, the Company accounted for its investment in EBS Master LLC in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), which stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee,” but does not exercise control. APB 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee.

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

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 to 5 years
Building and improvements	Up to 40 years
Web site development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major betterments are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Goodwill and other intangible assets with indefinite lives are not amortized and are subjected to impairment review by applying a fair value based test. Intangible assets with definite lives are amortized on a straight-line basis over the individually estimated useful lives of the related assets as follows:

Content	2 to 5 years
Customer relationships	5 to 12 years
Acquired technology and patents	3 years
Trade names	7 to 10 years

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company measures goodwill impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS 142, which defines a reporting unit as an operating segment or one level below an operating segment.

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

Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets in connection with the annual impairment tests that were performed during the years ended December 31, 2008, 2007 and 2006.

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $2,797 and $5,423 during the years ended December 31, 2008 and 2007, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $3,699, $3,492 and $7,307 for the years ended December 31, 2008, 2007 and 2006, respectively.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of WebMD’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $6,289 and $7,980 during the years ended December 31, 2008 and 2007, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $6,644, $4,501 and $446 during the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2008 and 2007, the total restricted cash was $3,665 and $9,574, respectively, and is included in other assets in the accompanying consolidated balance sheets.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $10,674 of issuance costs in connection with the issuance of the $300,000 3 1/8% Convertible Notes due 2025 and $10,411 of issuance costs in connection with the issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying statements of operations, was $3,011, $2,916 and $2,906 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the total unamortized issuance costs for all outstanding convertible notes were $8,181 and $11,192, respectively.

Leases

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

Revenue Recognition

Revenue is derived from the Company’s WebMD Segments and was derived from the Company’s EBS segment until the date of the 2006 EBS Sale on November 16, 2006.

•	WebMD Online Services. WebMD Online Services generates revenue from its public portals through the sale of advertising and sponsorship products. WebMD Online Services generates revenue from private portals through the licensing of its content and technology to employers, payers and others. WebMD Online Services also distributes its online content and services to other entities and generates revenue from these arrangements from the sale of advertising and sponsorship products and from content syndication fees.

•	WebMD Publishing and Other Services. WebMD Publishing and Other Services generates revenue from sales of advertisement in WebMD the Magazine, and sales of The Little Blue Book physician directory and advertisements in those directories. As a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005, WebMD Publishing and Other Services also generated revenue from in-person CME programs through December 31, 2006. The Company, through WHC, sold its medical reference publications business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for 2007 and 2006.

Through the WebMD Segments, the Company generates revenue from advertising which is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

Through the date of the 2006 EBS Sale on November 16, 2006, the Company generated revenue by selling transaction services to healthcare payers and providers, generally on either a per transaction basis or, in the case of some providers, on a monthly fixed fee basis. The Company also generated revenue through EBS by selling its document conversion, patient statement and paid-claims communication services, typically on a per document, per statement or per communication basis. Revenue for transaction services, patient statement and paid-claims communication services was recognized as the services were provided. EBS generally charged a one-time implementation fee to healthcare payers and providers at the inception of a contract, in connection with their related setup to submit and receive medical claims and other related transactions through EBS’s clearinghouse network. The implementation fees were deferred and amortized to revenue on a straight-line basis over the contract period of the related transaction processing services, which generally vary from one to three years.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue is reversed at the time revenue is recognized.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $10,852, $9,779 and $14,905 in 2008, 2007 and 2006, respectively. Included in advertising expense were non-cash advertising costs of $5,097, $5,264 and $7,414 in 2008, 2007 and 2006, respectively. These non-cash advertising costs resulted from the issuance of the Company’s equity securities in connection with past advertising agreements with certain service providers. See Note 7 for additional information. The values of the equity securities issued were capitalized and are being amortized as the advertisements are broadcast or over the term of the underlying agreement. As of December 31, 2008 and 2007, the current portion of unamortized prepaid advertising costs was $1,753 and $2,329, respectively, and is included in prepaid expenses and other current assets. As of December 31, 2007, the long-term portion of unamortized prepaid advertising costs was $4,521, respectively, and is included in other assets.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are generally maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are included in net income and were not material in any of the periods presented. The Company’s foreign operations, which are part of the Company’s Porex segment, are included in discontinued operations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2008, 2007 or 2006 or more than 10% of the Company’s accounts receivable as of December 31, 2008, 2007 or 2006.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. Due to the acquisition of Conceptis Technologies, Inc., the Company recorded revenue from foreign customers of $3,417, $3,660 and $3,475 during the years ended December 31, 2008, 2007 and 2006, respectively. Excluded from the Company’s results of operations is revenue from foreign customers of the Company’s Porex segment, which represents approximately 54% of Porex’s revenue and is included in discontinued operations in the accompany statements of operations.

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

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Consistent with its historical financial reporting, the Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations. Upon adoption, the Company reduced its existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit in the accompanying consolidated balance sheet. In addition, the Company reduced $5,213 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation cost with respect to stock options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, the recognition of stock-based compensation expense was generally limited to the expense related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Additionally, all restricted stock awards and stock options granted prior to January 1, 2006 had graded vesting, and the Company valued these awards and recognized actual and pro-forma expense, with respect to restricted stock awards and stock options, as if each vesting portion of the award was a separate award. This resulted in an accelerated attribution of compensation expense over the vesting period. As permitted under SFAS 123R, the Company began using a straight-line attribution method beginning January 1, 2006 for all stock options and restricted stock awards granted on or after January 1, 2006, but continued to apply the accelerated attribution method for the remaining unvested portion of any awards granted prior to January 1, 2006.

Income Per Common Share

Basic income (loss) per common share and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock during the periods it was outstanding. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive. Additionally, for purposes of calculating diluted income (loss) per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income otherwise retained by the Company. The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Income from continuing operations	$471,797	$42,077	$378,785
Convertible redeemable exchangeable preferred stock fee	—	174	350

Income from continuing operations — Basic	471,797	42,251	379,135
Interest expense on convertible notes, net of tax	11,107	—	18,406
Effect of WHC dilutive securities	(615)	(2,053)	(189)

Income from continuing operations — Diluted	$482,289	$40,198	$397,352

Income (loss) from discontinued operations, net of tax — Basic	$93,492	$(22,198)	$393,132
Effect of WHC dilutive securities	1	(108)	4

Income (loss) from discontinued operations, net of tax — Diluted	$93,493	$(22,306)	$393,136

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006

Denominator:
Common stock	174,928	174,052	268,596
Convertible redeemable exchangeable preferred stock	—	5,278	10,638

Weighted-average shares — Basic	174,928	179,330	279,234
Employee stock options, restricted stock and warrants	3,183	9,433	10,392
Convertible notes	42,016	—	42,016

Adjusted weighted-average shares after assumed conversions — Diluted	220,127	188,763	331,642

Basic income (loss) per common share:
Income from continuing operations	$2.70	$0.24	$1.36
Income (loss) from discontinued operations	0.53	(0.13)	1.41

Net income	$3.23	$0.11	$2.77

Diluted income (loss) per common share:
Income from continuing operations	$2.19	$0.21	$1.20
Income (loss) from discontinued operations	0.43	(0.12)	1.18

Net income	$2.62	$0.09	$2.38

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2008	2007	2006

Options, restricted stock and warrants	32,653	19,762	50,505
Convertible notes	—	42,016	—

	32,653	61,778	50,505

Discontinued Operations

The Company accounts for discontinued operations in accordance with SFAS 144. Under SFAS 144, the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold or will be sold within a year, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

Recent Accounting Pronouncements

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP will require cash settled

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on the Company’s past or future cash flows, it will require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if the convertible debt is redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. FSP APB 14-1 will become effective January 1, 2009, and will require retrospective application. The Company currently expects that the adoption of FSP APB 14-1 will result in the recognition of incremental non-cash interest expense of approximately $8,000 and $7,000 for the years ended December 31, 2008 and 2007.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives the Company assigns to intangible assets that are acquired through future business combinations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS 160 will have an impact on the presentation and classification of the Company’s noncontrolling interest in its financial statements included in future filings, as well as the accounting for certain transactions of its consolidated subsidiary that occur subsequent to December 31, 2008.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.	Discontinued Operations

ViPS and Porex

In November 2007, the Company announced its intention to explore potential sales transactions for its ViPS and Porex businesses and in February 2008, the Company announced its intention to divest these segments. On July 22, 2008 the ViPS business was sold and the divestiture process for Porex remains ongoing. Accordingly, the financial information for ViPS and Porex has been reflected as discontinued operations in the accompanying consolidated financial statements.

Porex

Summarized operating results for the discontinued operations of Porex are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue	$94,407	$92,581	$85,702
Earnings before taxes	19,294	20,790	16,862

The major classes of assets and liabilities of Porex are as follows:

	December 31,
	2008	2007

Assets of discontinued operations:
Accounts receivable, net	$13,866	$12,922
Inventory	11,978	11,772
Property and equipment, net	21,487	21,176
Goodwill	42,297	43,283
Intangible assets, net	24,724	24,872
Deferred tax asset	1,420	1,420
Other assets	3,003	3,554

Total assets	$118,775	$118,999

Liabilities of discontinued operations:
Accounts payable	$1,601	$1,533
Accrued expenses	6,654	7,684

Deferred tax liability	12,095	24,375
Other long-term liabilities	—	101

Total liabilities	$20,350	$33,693

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ViPS

On July 22, 2008, the Company completed the sale of its ViPS segment (“ViPS Sale”) to an affiliate of General Dynamics Corporation (“General Dynamics”). The Company received cash proceeds of $223,175, net of a working capital adjustment, professional fees and other expenses associated with the ViPS Sale. The Company incurred approximately $1,472 of professional fees and other expenses during the year ended December 31, 2008. In connection with the ViPS Sale, the Company entered into a transition services agreement with ViPS whereby the Company will provide ViPS with certain administrative services. The fee charged to ViPS for the year ended December 31, 2008 was $282, which is included in the Company’s Corporate segment and within other (expense), net in the accompanying consolidated statements of operations during the year ended December 31, 2008. Summarized operating results for the discontinued operations of ViPS and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue	$57,497	$103,083	$98,874
Earnings before taxes	8,121	6,601	6,752
Gain on disposal before taxes	96,969	—	—

The major classes of assets and liabilities of ViPS are as follows:

December 31, 2007

Assets of discontinued operations:
Accounts receivable, net	$17,240
Property and equipment, net	4,020
Goodwill	71,253
Intangible assets, net	47,815
Deferred tax asset	804
Other assets	2,833

Total assets	$143,965

Liabilities of discontinued operations:
Accounts payable	$1,599
Accrued expenses and other	4,370
Deferred revenue	10,982
Deferred tax liability	16,924

Total liabilities	$33,875

ACS/ACP Business

As of December 31, 2007, the Company, through WHC, entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company will receive net cash proceeds of $2,575, consisting of $1,925 received during 2008 and the remaining $650 to be received during 2009. The Company incurred approximately $750 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognized a pre-tax loss of $234 and pre-tax gain of $3,394 for the years ended December 31, 2008 and 2007, respectively. Summarized operating results for the discontinued operations of the ACS/ACP Business and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue	$—	$4,219	$5,105
(Loss) earnings before taxes	—	(129)	385
(Loss) gain on disposal before taxes	(234)	3,394	—

EPS

On September 14, 2006, the Company completed the EPS Sale to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. The Company and Sage Software made an IRC Section 338(h)(10) election and treated the EPS Sale as a sale of assets for tax purposes. The Company received cash proceeds of $556,324, net of professional fees and other expenses associated with the EPS Sale. These cash proceeds include the receipts of $23,333 and $11,667 that were released from escrow in March 2008 and September 2007, respectively. In connection with the EPS Sale, the Company recognized a gain of $353,158, net of tax of $33,037, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations during the year ended December 31, 2006.

In connection with the EPS Sale, the Company entered into a transition services agreement with EPS whereby it provided EPS with certain administrative services, including payroll, accounting, purchasing and procurement, tax and human resource services, as well as IT support. The transition services agreement terminated on December 31, 2007 and the fees charged to EPS for the year ended December 31, 2007 and the period from September 15, 2006 to December 31, 2006 were $3,894 and $2,099, respectively. These fees are included in the Company’s Corporate segment, and within other (expense) income, net in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006.

In connection with the EPS Sale, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products, including the electronic medical record, of EPS to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 14 “Commitments and Contingencies.” In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the quarter ended June 30, 2008 and again during the quarter ended December 31, 2008, the Company updated the estimated range of its indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $16,980 and $12,098, respectively, each of which reflected the increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $47,500 to $67,500 as of December 31, 2008 which includes costs that have been incurred

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to, but were not yet paid, as of December 31, 2008. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $47,550 and $55,563 as of December 31, 2008 and 2007, respectively, and is included within liabilities of discontinued operations in the accompanying consolidated balance sheets.

Also included within liabilities of discontinued operations related to this matter is $30,312 which represents reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2008. The Company deferred recognizing these insurance reimbursements within the statement of operations given the pending Coverage Litigation. The Company also received reimbursement of expense costs related to defense costs from two insurance carriers in the amount of $14,625 during January 2008 (see Note 14 for additional information). This amount was received through a settlement with these carriers, and accordingly, is not subject to the pending Coverage Litigation. Accordingly, this amount was recognized within income (loss) from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2007 and is included within prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2007. For more information regarding the Coverage Litigation, see Note 14.

Also included in income (loss) from discontinued operations for the year ended December 31, 2007 is stock-based compensation expense from the Company’s equity held by EPS employees, offset by a reduction of certain sales and use tax contingencies for the years ended December 31, 2008 and 2007, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes.

Summarized operating results for the discontinued operations of EPS through September 14, 2006, stock-based compensation expense for EPS employees, the indemnification obligations and the gain recorded on disposal were as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue	$—	$—	$212,329
(Loss) earnings before taxes	(29,078)	(58,722)	19,469
Gain on disposal before taxes	790	662	386,195

4.	Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in EBS to an affiliate of General Atlantic LLC (“GA”). The 2006 EBS Sale was structured so that the sale the Company and GA each owned interests in EBS Master LLC (“EBSCo”), a limited liability company owning the entities comprising EBS. The Company received gross cash proceeds of approximately $1,209,000 at closing, and received $11,099 subsequent to December 31, 2006 in connection with the working capital adjustment. Additionally, the Company advanced cash of $10,000 to EBSCo at closing, to support general working capital needs, and paid $10,016 of expenses on EBSCo’s behalf through December 31, 2006. These amounts were repaid in full subsequent to December 31, 2006. In connection with the 2006 EBS Sale, the Company recognized a gain of $352,297, which considered approximately $16,103 of professional fees and other expenses associated with the 2006 EBS Sale. During 2007, the Company recognized an additional gain of $399 which related to the finalization of the working capital adjustment.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the 2006 EBS Sale, the Company entered into a transition services agreement whereby it provided EBSCo with certain administrative services, including payroll, accounting, tax, treasury, contract and litigation support, real estate vendor management and human resource services, as well as IT support. Additionally, EBSCo provided certain administrative services to the Company, including telecommunication infrastructure and management services, data center support, purchasing and procurement and certain other services. Some of the services provided by EBSCo to HLTH were, in turn, used to fulfill HLTH’s obligation to provide transition services to EPS. The fees charged to EBSCo of $162, $3,009 and $610 for the years ended December 31, 2008, 2007 and 2006 is net of the amount charged to the Company of $109, $1,070 and $185, respectively, and is included in the Company’s Corporate segment, and within other (expense) income, net in the accompanying statements of operations for the years ended December 31, 2008, 2007 and 2006.

In connection with the 2006 EBS Sale, EBSCo agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBSCo agreed to license certain de-identified data to HLTH and its subsidiaries.

Beginning on November 17, 2006, the Company’s remaining 48% ownership interest in EBSCo was reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method and the Company’s share of EBSCo’s net earnings was reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations through February 8, 2008.

On February 8, 2008, the Company entered into a Securities Purchase Agreement and simultaneously completed the sale of its 48% minority ownership interest in EBSCo (the “2008 EBSCo Sale”) for $574,617 in cash, net of professional fees and other expenses, to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the 2008 EBSCo Sale, the Company recognized a pre-tax gain of $538,024.

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations. The Carrying value of the Company’s investment in EBSCo of $25,261 as of December 31, 2007, differed from 48% of the net equity of EBSCo as of December 31, 2007. The difference is principally due to the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo during the period from the 2006 EBS Sale on November 16, 2006 through the date of the 2008 EBSCo Sale on February 8, 2008:

	For the Period		For the Period
	January 1, 2008		November 17, 2006
	Through	Year Ended	Through
	February 8, 2008	December 31, 2007	December 31, 2006

Revenue	$94,481	$808,537	$87,903
Cost of operations	44,633	517,884	56,775
Net income (loss)	5,551	34,493	(1,198)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007

Current assets	$168,108
Noncurrent assets	1,179,116

Total assets	$1,347,224

Current liabilities	$104,404
Noncurrent liabilities	940,220
Members’ equity	302,600

Total liabilities and member’s equity	$1,347,224

5.	Investment and Business Combinations

2008 Investment

On November 19, 2008, HLTH acquired, through WHC, Series D preferred stock in a privately held company. The total investment was approximately $6,471, which includes approximately $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and is included within other assets in the accompanying balance sheet as of December 31, 2008.

2006 Acquisitions

On December 15, 2006 (the “Subimo Closing Date”), the Company, through WHC, acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”) from Subimo’s security holders (the “Subimo Sellers”), a privately held provider of healthcare decision-support applications to large employers, health plans and financial institutions. The initial purchase consideration for Subimo was valued at approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WHC Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the Subimo Purchase Agreement, the Company deferred the issuance of the $26,000 of equity equal to 640,930 shares of WHC Class A Common Stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $47,776 and intangible assets subject to amortization of $12,300 were recorded. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The goodwill and intangible assets recorded will be deductible for tax purposes. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

Pursuant to the terms of the Subimo Purchase Agreement, the Company deferred the issuance of the 640,930 shares of WHC Class A Common Stock included in the purchase consideration (the “Deferred Shares”) to December 3, 2008. The Deferred Shares were repurchased from the Subimo Sellers immediately following their issuance at a purchase price of $20.00 per share, the closing market price of WHC Class A Common Stock on The Nasdaq Global Select Market on December 3, 2008. The repurchase of these shares was considered a purchase of minority interest of WHC and was accounted for using the purchase method of accounting. Accordingly, the Company recorded a partial step-up to the fair value of WHC’s assets and liabilities to the extent of the percentage of WHC that was repurchased. This step-up resulted in recording $4,464 of indefinite lived intangible assets and $1,627 of intangible assets with a useful life of ten years. Since the Deferred Shares had a market value that was less than $24.34 per share when issued, the Company

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was required, under the Subimo Purchase Agreement, to pay additional cash consideration to the Subimo Sellers at the time of the issuance of the shares in an amount equal to the aggregate shortfall, which was $2,782. This payment was reflected as a reduction to minority interest liability in the accompanying consolidated balance sheets.

On September 11, 2006, the Company acquired, through WHC, the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31,934 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

On July 18, 2006, the Company acquired, through EBS, Interactive Payer Network, Inc. (“IPN”), a privately held provider of healthcare electronic data interchange services. The total purchase consideration for IPN was approximately $3,907, comprised of $3,799 in cash, net of cash acquired, and $108 of acquisition costs. In addition, the Company agreed to pay up to an additional $3,000 in cash over a two-year period beginning in August 2007 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $3,692 was recorded. The goodwill recorded will be deductible for tax purposes. The IPN business is part of the EBS businesses that were sold on November 16, 2006. Accordingly, the results of operations of IPN have been included in the financial statements of the Company, specifically within the Emdeon Business Services segment, from July 18, 2006 (the closing date of the acquisition) through November 16, 2006 (the closing date of the 2006 EBS Sale). The obligation to pay up to $3,000 in earn out payments was also transferred in connection with the 2006 EBS Sale and is no longer an obligation of the Company.

On June 13, 2006, the Company acquired, through WHC, Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,043, comprised of $29,543 in cash, net of the cash acquired, and $500 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $18,852 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 17, 2006, the Company acquired, through WHC, eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and an intangible asset subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the WebMD Online Services segment

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

			Other			Total
	Accounts	Deferred	Tangible Assets	Intangible		Purchase
	Receivable	Revenue	(Liabilities), net	Assets	Goodwill	Price
2006
Subimo	$1,725	$(6,900)	$4,419	$12,300	$47,776	$59,320
Medsite	2,469	(13,124)	(812)	11,000	31,934	31,467
IPN	358	—	(143)	—	3,692	3,907
Summex	1,064	(1,173)	—	11,300	18,852	30,043
eMedicine	1,717	(2,612)	(1,004)	6,390	20,704	25,195

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

Year Ended
December 31, 2006

Revenue	$933,788
Income from continuing operations	370,837
Net income	763,969
Basic income per common share:
Income from continuing operations	$1.33

Net income	$2.74

Diluted income per common share:
Income from continuing operations	$1.17

Net income	$2.36

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	WebMD Health Corp.

Minority Interest

The Company owned, on December 31, 2008 and 2007, 48,100,000 shares of WHC Class B Common Stock, representing ownership of 83.6% and 84.1%, respectively, of the outstanding WHC Common Stock. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of December 31, 2008 and 2007, 96.0% and 96.2%, respectively, of the combined voting power of WHC’s outstanding Common Stock. Each share of WHC Class B Common Stock is convertible at the Company’s option into one share of WHC Class A Common Stock. In addition, shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock on a transfer to any person other than a majority-owned subsidiary of the Company or a successor of the Company. On September 29, 2010, the fifth anniversary of the closing date of the initial public offering, all then outstanding shares of WHC Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of WHC Class A Common Stock.

Relationships between the Company and WHC

The Company entered into a number of agreements with WHC governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to providing WHC with administrative services, such as payroll, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company receives an amount that reasonably approximates its cost of providing services to WHC. The Company agreed to make the services available to WHC for up to five years from the date of WHC’s initial public offering on September 29, 2005; however, WHC is not required, under the Services Agreement, to continue to obtain services from the Company and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. On January 31, 2006, the Company entered into additional agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees, as defined in the agreements. These agreements were amended, in connection with the EPS Sale and 2006 EBS Sale, to separate the provisions applicable to each of HLTH, EPS and EBS and to make certain modifications in the relationships between WebMD and each of those parties. In amended agreements with WebMD, EPS agreed to continue its strategic relationship with WebMD and to integrate WebMD’s personal health record with the clinical products of EPS, including the electronic medical record, to allow import of data from one to the other, subject to applicable law and privacy and security requirements. In amended agreements with WebMD, EBS agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health offerings. In addition, pursuant to a data license agreement, EBS agreed to license certain de-identified data to HLTH and its subsidiaries for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications. As noted below under “Termination of Proposed Merger with WHC,” HLTH has assigned the data license agreement to WHC.

Termination of Proposed Merger with WHC

In February 2008, HLTH and WHC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HLTH would merge into WHC (the “WHC Merger”), with WHC continuing as the surviving corporation. The Merger Agreement resulted from negotiations between HLTH and a Special

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of the Board of Directors of WHC during late 2007 and early 2008. Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (the “Termination Agreement”), HLTH and WHC mutually agreed, in light of the turmoil in financial markets, to terminate the Merger Agreement. The Boards of Directors of HLTH and WHC determined that both HLTH, as controlling stockholder of WHC, and the public stockholders of WHC would benefit from WHC continuing as a publicly-traded subsidiary with no long-term debt and with approximately $340,000 in cash and investments. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WHC incurred in connection with the merger. In connection with the termination of the WHC Merger, HLTH and WHC amended the Tax Sharing Agreement between them and HLTH assigned to WHC the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBSCo and certain affiliated companies.

Gain Upon Sale of WHC Class A Common Stock

During the years ended December 31, 2008, 2007 and 2006, the issuance of WHC Class A Common Stock resulted in an aggregate SAB 51 gain to equity of $4,057, $14,492 and $5,152, respectively, in connection with stock option exercises, restricted stock releases and annual board retainers discussed in Note 15.

Also during 2006, the Company recorded a SAB 51 gain of $11,627, in connection with the committed future issuance of 394,422 shares of WHC Class A Common Stock in connection with the acquisition of Subimo. In December 2008, WHC issued an additional 246,508 shares of WHC Class A Common Stock to the Subimo shareholders. The Company did not recognize a SAB 51 gain related to the issuance of these shares, as they were subsequently repurchased in a related transaction.

WHC Stock Repurchase Program

On December 4, 2008, WHC announced the authorization of a stock repurchase program, at which time WHC was authorized to use up to $30,000 to purchase shares of WHC Class A Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During 2008, no shares were repurchased under this program.

7.	Significant Transactions

America Online, Inc.

In May 2001, the Company entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007 when the agreement ended for its share of advertising revenue. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2007 and 2006 is revenue of $2,658 and $8,312, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through WebMD’s sales organization. Also included in revenue during the years ended December 31, 2007 and 2006 is revenue of $1,515 and $5,125, respectively, related to the guarantee discussed above.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

News Corporation

In connection with a strategic relationship with News Corporation that the Company entered into in 2000 and amended in 2001, the Company received rights to an aggregate of $205,000 in advertising services from News Corporation to be used over nine years expiring in 2009 in exchange for equity securities issued by the Company. In September 2005, the rights to these advertising services were contributed to WHC in connection with the its initial public offering. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid expenses and other current assets, in the accompanying consolidated balance sheets.

8.	Convertible Redeemable Exchangeable Preferred Stock

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

The Preferred Stock had a liquidation preference of $100,000 in the aggregate and was convertible into 10,638,297 shares of HLTH’s Common Stock in the aggregate, representing a conversion price of $9.40 per share of common stock. So long as the Preferred Stock remained outstanding, the Company was required to pay to CalPERS/PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock. Holders of the Preferred Stock had the right to vote, together with the holders of HLTH’s Common Stock on an as converted to common stock basis, on matters that were put to a vote of the common stock holders. The Certificate of Designations for the Preferred Stock also provided that the Company would not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.

On June 26, 2007, the Company notified the Holder that it had elected to redeem all outstanding shares of its Preferred Stock. On June 29, 2007, prior to the date set for the redemption, the Holder converted all of the then outstanding Preferred Stock to Common Stock. In aggregate, 10,000 shares of Preferred Stock were converted to 10,638,297 shares of HLTH Common Stock during 2007.

The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which were recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs were being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method over the period from issuance through March 19, 2012. In 2007 and 2006, $117 and $235, respectively, were recorded to accretion of convertible redeemable exchangeable preferred stock, included within stockholders’ equity. In connection with the conversion of the Preferred Stock to Common Stock, the unamortized portion of the deferred issuance costs related to the Preferred Stock of $1,115 was reflected as a reduction to stockholders’ equity during the year ended December 31, 2007.

9.	Convertible Notes

3 1/8% Convertible Notes due 2025

On August 24, 2005, the Company issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1, commencing March 1, 2006. The Company

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will also pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equals 120% or more of the principal amount of the 3 1/8% Notes.

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

10.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. Inter-segment revenue primarily represents printing services provided by EBS during 2006 and certain services provided by the WebMD Segments during 2008, 2007 and 2006. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; and

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professional fees, primarily consisting of legal, accounting and financial advisory services related to the terminated WHC Merger, in 2008 and 2007, and the 2006 EBS Sale.

Summarized financial information for each of the Company’s operating segments and Corporate segment and the reconciliation to net income are presented below:

	Years Ended December 31,
	2008	2007	2006(a)

Revenue
WebMD Online Services:
Advertising and sponsorship	$275,790	$229,333	$170,626
Licensing	89,126	81,471	55,621
Content syndication and other	1,434	2,378	3,518

Total WebMD Online Services	366,350	313,182	229,765
WebMD Publishing and Other Services	16,427	18,772	19,011
Emdeon Business Services	—	—	661,090
Inter-segment eliminations	(80)	(261)	(939)

	$382,697	$331,693	$908,927

Earnings before interest, taxes, non-cash and other items
WebMD Online Services	$95,435	$80,594	$52,324
WebMD Publishing and Other Services	1,147	4,103	362
Emdeon Business Services	—	—	152,911
Corporate	(19,845)	(24,502)	(41,730)

	76,737	60,195	163,867
Interest, taxes, non-cash and other items
Interest income	35,300	42,035	32,339
Interest expense	(18,513)	(18,593)	(18,794)
Income tax (provision) benefit	(30,251)	8,741	(50,389)
Depreciation and amortization	(28,780)	(28,256)	(44,558)
Non-cash stock-based compensation	(24,790)	(32,652)	(42,145)
Non-cash advertising	(5,097)	(5,264)	(7,414)
Minority interest in WHC	(1,032)	(10,667)	(405)
Equity in earnings of EBS Master LLC	4,007	28,566	763
Gain on sale of EBS Master LLC	538,024	—	—
Gain on 2006 EBS Sale	—	399	352,297
Impairment of auction rate securities	(60,108)	—	—
Restructuring	(7,416)	—	—
Other expense, net	(6,284)	(2,427)	(6,776)

Income from continuing operations	471,797	42,077	378,785
Income (loss) from discontinued operations, net of tax	93,492	(22,198)	393,132

Net income	$565,289	$19,879	$771,917

(a)	The EBS segment was sold on November 16, 2006 and, therefore, the operations of the EBS segment are included only for the period January 1, 2006 through November 16, 2006.

The following table represents supplemental financial data for the Company’s segments:

	Emdeon
	Business	WebMD	Corporate
	Services	Segments	and Other(a)	Total(b)
2008
Capital expenditures	$—	$24,250	$85	$24,335
Total assets	—	754,322	625,931	1,380,253
2007
Capital expenditures	—	18,058	995	19,053
Total assets	—	713,605	674,828	1,388,433
2006
Capital expenditures	20,835	28,452	133	49,420

(a)	Includes the Company’s investment in EBS Master LLC for 2007.

(b)	Excludes information related to the Company’s discontinued operations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007

Software	$24,628	$17,100
Computer equipment	26,283	18,114
Web site development costs	26,210	21,389
Leasehold improvements	19,501	16,799
Office equipment, furniture and fixtures	7,112	6,440
Land and buildings	3,288	314

	107,022	80,156
Less: accumulated depreciation	(50,291)	(30,602)

Property and equipment, net	$56,731	$49,554

Depreciation expense was $19,065, $15,202 and $22,253 in 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 were as follows:

		WebMD
	WebMD	Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$212,439	$11,045	$223,484
Reversal of income tax valuation allowance	(2,793)	—	(2,793)
Purchase price allocations and other adjustments	(3,368)	—	(3,368)

Balance as of January 1, 2008	206,278	11,045	217,323
Reversal of income tax valuation allowance and other	(4,027)	—	(4,027)
Purchase price allocations	(148)	—	(148)

Balance as of December 31, 2008	$202,103	$11,045	$213,148

	December 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(14,541)	$1,413	1.7	$15,954	$(12,581)	$3,373	2.1
Customer relationships	34,818	(13,633)	21,185	8.8	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(13,637)	1,330	0.8	14,967	(10,126)	4,841	1.5
Trade names-definite lived	7,817	(3,519)	4,298	6.9	7,817	(2,725)	5,092	7.7
Trade names-indefinite lived	4,464	—	4,464	n/a	—	—	—	n/a

Total	$78,020	$(45,330)	$32,690		$71,929	$(35,615)	$36,314

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $9,715, $13,054 and $22,305 in 2008, 2007 and 2006, respectively. Future amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2009	$6,564
2010	3,500
2011	2,627
2012	2,627
2013	2,627
Thereafter	10,281

12.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from its infrastructure investments of the WebMD Segments combined with the continued reduction in shared services performed within the Company’s Corporate segment following the divestures of EPS, EBS and ViPS, the Company recorded a restructuring charge during 2008 of $7,416, of which $2,910 relates to the Company’s WebMD Segments. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when the Company owned the divested businesses, (ii) $3,391 related to severance and (iii) $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge is $7,071 and is reflected in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008.

13.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued compensation	$23,334	$20,146
Accrued outside services	4,714	8,525
Accrued restructuring	7,071	—
Accrued income, sales and other taxes	3,235	5,781
Other accrued liabilities	16,354	15,146

	$54,708	$49,598

14.	Commitments and Contingencies

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sole authority to direct the Company’s response to the allegations that have been raised. As previously disclosed, the Company understands that the SEC is also conducting a formal investigation into this matter. In connection with the EPS Sale, the Company agreed to indemnify Sage Software with respect to this matter.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above. The trial of the indicted former officers and directors of Medical Manager Health Systems has been scheduled for May 4, 2009. Mr. Robbins passed away on September 27, 2008 and on October 15, 2008 the court granted a motion to dismiss Mr. Robbins from the Second Superseding Indictment.

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now eight, former officers and directors of EPS. During the years ended December 31, 2008 and 2007, the Company recorded a pre-tax charge of $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. See Note 3 for a more detailed discussion regarding this charge.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 14. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the statement of operations during the three months ended December 31, 2007 and was included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

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

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”). As of December 31, 2008, $61,351 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $30,312 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). The Company has deferred recognizing this amount as income given the fact that the Coverage Litigation is ongoing and accordingly this amount has been deferred on the balance sheet as of December 31, 2008 within Liabilities of Discontinued Operations. As a result of these payments, the Company has exhausted its coverage under the EPS Policies and has remaining coverage under the Synetic Policies of approximately $50,000.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 17, 2008 the Company filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to the Company’s indemnification obligations to the former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 14. Additionally, the Second Amended Complaint adds back as a defendant in the Coverage Action the issuer of one of the EPS Policies with whom the Company settled who is also the issuer of the eighth level of coverage under the Synetic Policies. At the time of that settlement the Company dismissed the eighth level carrier without prejudice with respect to that Synetic Policy, and based upon the current estimate of the anticipated costs of its indemnification obligations the Company has determined that it is necessary to add back the carrier with respect to the Synetic Policy. Although the Company believes that such eighth level carrier and the ninth level carrier are situated similarly to the other Synetic Policies, the eighth and ninth level carriers indicated on September 9, 2008 and February 4, 2008, respectively, the position that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in the Company including such eighth and ninth level carriers in the Second Amended Complaint and in the Company making a motion to the Court to require such eighth and ninth level carriers to advance and reimburse defense costs.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary, Porex Corporation, filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Superior Court granted a

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. On June 25, 2007, the Georgia Supreme Court denied the defendants’ petition for certiorari. On or about July 31, 2007, the Georgia Court of Appeals formally returned the case to the Superior Court for further proceedings, and the parties thereafter proceeded with discovery. Discovery was suspended while the parties engaged in settlement discussions. The parties did not settle the matter and are in the process of preparing a joint scheduling proposal for the resumption of discovery. Porex plans to vigorously seek to enforce its rights in this litigation.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $7,132, $9,015 and $12,266 in 2008, 2007 and 2006, respectively. Included in other long-term liabilities as of December 31, 2008 and 2007 were $8,402 and $9,278, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2008 were as follows:

Years Ending December 31,
2009	$8,000
2010	7,728
2011	6,751
2012	4,923
2013	4,543
Thereafter	11,440

Total minimum lease payments	$43,385

Excluded from the table above is the aggregate amount of $3,701 in future lease commitments of the Company’s Porex segment, which is included in discontinued operations in the Company’s accompanying consolidated financial statements.

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

HLTH Plans

The Company had an aggregate of 2,843,675 shares of HLTH Common Stock available for future grants under the Plans as of December 31, 2008. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At December 31, 2008, there were options to purchase 4,104,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Beginning in April 2007, shares are issued from treasury stock when options are exercised or restricted stock is granted. Prior to this time, new shares were issued in connection with these transactions.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	88,183,095	$12.96
Granted	9,845,500	10.10
Exercised	(20,277,247)	7.40
Cancelled	(14,151,477)	14.08

Outstanding at December 31, 2006	63,599,871	14.04
Granted	170,000	12.86
Exercised	(12,081,643)	10.08
Cancelled	(4,394,651)	22.82

Outstanding at December 31, 2007	47,293,577	14.35
Granted	2,776,800	9.46
Exercised	(2,527,238)	7.61
Cancelled	(3,061,515)	14.68

Outstanding at December 31, 2008	44,481,624	$14.41	3.2	$25,437

Vested and exercisable at the end of the period	38,941,519	$15.06	2.5	$19,650

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on December 31, 2008, which was $10.46, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on December 31, 2008.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2008:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise Price	Contractual Life		Price Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$3.43-$8.59	6,791,893	$7.57	5.2	5,908,139	$7.52
$8.60-$9.46	4,561,975	9.24	8.0	1,470,025	9.04
$9.47-$10.57	477,422	10.02	5.2	407,223	10.01
$10.60-$11.55	4,921,609	11.53	1.6	4,886,109	11.53
$11.60-$12.50	5,077,450	11.99	5.6	3,753,748	12.04
$12.54-$13.38	4,477,458	12.80	1.7	4,477,458	12.80
$13.40-$15.50	3,673,875	13.82	1.9	3,538,875	13.83
$16.06	4,900,000	16.06	1.5	4,900,000	16.06
$16.13-$20.00	4,641,805	18.00	1.4	4,641,805	18.00
$20.50-$94.69	4,958,137	31.18	1.1	4,958,137	31.18

	44,481,624	$14.41	3.2	38,941,519	$15.06

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0.0%	0%	0%
Expected volatility	0.37	0.31	0.37
Risk-free interest rate	1.42%	4.67%	4.54%
Expected term (years)	3.7	3.9	4.5
Weighted average fair value of options granted during the year	$2.81	$4.01	$3.79

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

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods three to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock:

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	1,240,297	$10.74	2,300,846	$10.44	1,042,557	$8.24
Granted	609,000	9.08	—	—	2,298,010	10.66
Vested	(593,969)	10.64	(967,881)	10.14	(562,575)	8.39
Forfeited	(42,704)	11.23	(92,668)	9.50	(477,146)	9.13

Balance at the end of the year	1,212,624	$9.94	1,240,297	$10.74	2,300,846	$10.44

Proceeds received from the exercise of options to purchase HLTH Common Stock were $19,244, $121,725 and $150,065 for the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $15,768, $67,393 and $92,574 for the years ended December 31, 2008, 2007 and 2006, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (as amended, the “WHC Plan”). Additionally, in connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of December 31, 2008, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,049,732 shares of Class A Common Stock available for future grants under the WebMD Plans at December 31, 2008. Shares of WHC Class A Common Stock are issued from WHC’s treasury stock when options are exercised or restricted stock is granted to the extent shares are available in WHC’s treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Cancelled	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	23.59
Granted	998,850	47.49
Exercised	(684,909)	20.96
Cancelled	(695,173)	31.80

Outstanding at December 31, 2007	5,020,551	27.56
Granted	6,148,925	24.37
Exercised	(216,311)	17.55
Cancelled	(668,929)	33.77

Outstanding at December 31, 2008	10,284,236	$25.46	8.8	$15,716

Vested and exercisable at the end of the period	2,379,425	$23.36	7.0	$10,458

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on December 31, 2008, which was $23.59, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on December 31, 2008.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2008:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
		Exercise Price	Contractual Life		Price Per
Exercise Prices	Shares	Per Share	(In Years)	Shares	Share

$17.50	2,486,530	$17.50	6.8	1,717,267	$17.50
$18.37-$19.95	114,400	19.27	9.9	—	—
$20.52-$23.61	5,377,825	23.60	9.9	—	—
$23.74-$49.54	2,074,931	37.19	8.3	601,823	37.16
$49.82-$61.35	230,550	52.44	8.5	60,335	52.42

	10,284,236	$25.46	8.8	2,379,425	$23.36

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected volatility	0.57	0.44	0.60
Risk-free interest rate	1.23%	4.25%	4.69%
Expected term (years)	3.3	3.4	3.2
Weighted average fair value of options granted during the year	$9.88	$17.26	$17.33

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

Restricted Stock Awards

WHC Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock:

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	307,722	$29.46	441,683	$25.49	376,621	$17.55
Granted	555,400	23.74	71,700	47.02	184,710	39.50
Vested	(100,562)	23.78	(104,809)	21.92	(94,418)	17.61
Forfeited	(56,551)	36.28	(100,852)	32.42	(25,230)	39.00

Balance at the end of the year	706,009	$25.22	307,722	$29.46	441,683	$25.49

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $3,797, $14,355 and $5,257 for the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested was $6,100, $24,821 and $9,115 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allowed eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. The ESPP provided for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. There were 49,125, 69,800 and 274,378 shares issued under the ESPP during the years ended December 31, 2008, 2007 and 2006, respectively. The ESPP was terminated effective April 30, 2008.

Other

At the time of the WHC initial public offering and each year on the anniversary of the initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded stock-based compensation expense of $340 in each of the years ended December 31, 2008, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded stock-based compensation expense of $1,070, $1,094 and $69 during 2008, 2007 and 2006, respectively, in connection with a stock transferability right for shares that were issued in connection with the acquisition of Subimo, LLC by WHC.

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2008	2007	2006

HLTH Plans:
Stock options	$7,740	$11,310	$20,685
Restricted stock	5,828	7,231	5,635
WHC Plans:
Stock options	9,838	14,006	17,810
Restricted stock	1,356	2,768	3,736
ESPP	51	162	406
Other	1,419	1,455	409

Total stock-based compensation expense	$26,232	$36,932	$48,681

Included in:
Cost of operations	$3,843	$5,063	$11,541
Sales and marketing	3,631	5,056	7,461
General and administrative	17,316	22,533	23,143
Gain on 2006 EBS Sale	—	—	30
Equity in earnings of EBS Master LLC	—	2,107	310

Income from continuing operations	24,790	34,759	42,485
Income (loss) from discontinued operations	1,442	2,173	6,196

Total stock-based compensation expense	$26,232	$36,932	$48,681

Tax benefits attributable to stock-based compensation expense were only realized in certain states in which the Company does not have net operating loss carryforwards and for alternative minimum tax which limits the utilization of net operating loss carryforwards. As of December 31, 2008, approximately $20,923 and $77,543 of unrecognized stock-based compensation expense related to unvested awards (net of estimated

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures) is expected to be recognized over a weighted-average period of approximately 2.3 years and 3.5 years, related to the HLTH Plans and the WebMD Plans, respectively.

16.	Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for matching and discretionary contributions. The Company has recorded expenses related to these plans of $1,340, $1,116 and $1,746 for 2008, 2007 and 2006, respectively.

17.	Stockholders’ Equity

Common Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Tender Offers

On October 27, 2008, the Company commenced a tender offer (the “2008 Tender Offer”) to purchase up to 80,000,000 shares of its common stock at a price of $8.80 per share. Prior to closing the 2008 Tender Offer, the Company exercised its right to purchase an additional 2% of its outstanding shares without extending the tender offer. On November 25, 2008, the 2008 Tender Offer was completed and, as a result, the Company repurchased 83,699,922 shares of its common stock at a price of $8.80 per share. The total cost of the 2008 Tender Offer was $737,324, which includes $765 of costs directly attributable to the purchase.

On October 20, 2006, the Company commenced a tender offer to purchase shares of its common stock (the “2006 Tender Offer”). On December 4, 2006, the 2006 Tender Offer was completed and, as a result, the Company repurchased 129,234,164 shares of its common stock at a price of $12.00 per share. The total cost of the 2006 Tender Offer was $1,552,120, which includes $1,309 of costs directly attributable to the purchase.

Stock Repurchase Programs

On January 23, 2006, the Company announced the authorization of a stock repurchase program (the “2006 Repurchase Program”), at which time the Company was authorized to use up to $48,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. On February 8, 2006, the maximum aggregate amount authorized for purchases under the 2006 Repurchase Program was increased to $68,000 and was then further increased on March 28, 2006 to $83,000. During 2006, 7,329,305 shares were repurchased under the 2006 Repurchase Program at a cost of approximately $71,843. In December 2006, the Company terminated the 2006 Repurchase Program and announced a new stock repurchase program (“New Repurchase Program”). Under the New Repurchase Program, the Company is authorized to use up to $100,000 to purchase shares of its common stock from time to time beginning on December 19, 2006, subject to market conditions. During the years ended December 31, 2007 and 2006, respectively, the Company repurchased 3,369,991 and 910,940 shares at a cost of approximately $47,123 and $11,324 under the New Repurchase Program. As of December 31, 2008, $41,553 remains available for repurchase under the New Repurchase Program. No shares were repurchased through the New Repurchase Program during the year ended December 31, 2008.

Warrants

At December 31, 2008, the Company had warrants outstanding to purchase 22,466 shares of its common stock at an exercise price of $30.00 per share. These warrants are all vested and exercisable. Warrants to purchase 14,772 shares will expire in January 2009 and the remaining warrants to purchase 7,694 shares will expire in January 2010.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company repurchased a warrant for $700, which was exercisable into 2,408,908 shares of its common stock at an exercise price of $9.25 per share. During 2007, warrants to purchase a total of 4,971 shares, of the Company’s Common Stock at a weighted average exercise price of $6.43 per share were exercised. There were no exercises of warrants during 2008 and 2006. Also during 2008, 2007 and 2006, warrants to purchase a total of 9,464 shares, 3,014,229 shares and 100,000 shares, of the Company’s Common Stock at a weighted average price of $30.00 per share, $15.03 per share and $38.13 per share, respectively, expired.

18. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2008	2007

Deferred tax assets:
Federal net operating loss carryforwards	$230,001	$427,007
State net operating loss carryforwards	55,633	59,024
Federal tax credits	36,678	28,809
Other accrued expenses	50,386	40,142
Stock-based compensation	22,762	18,610
Investment in EBS Master LLC	—	19,950
Intangible assets	11,821	12,313
Auction rate securities	26,695	—
Other	3,799	10,118

Total deferred tax assets	437,775	615,973
Valuation allowance	(334,617)	(503,900)

Net deferred tax assets	103,158	112,073

Deferred tax liabilities:
Convertible notes	(69,130)	(52,206)
Goodwill and indefinite-lived intangible assets	(13,990)	(8,855)
Other	(284)	(356)

Total deferred tax liabilities	(83,404)	(61,417)

Net deferred tax assets	$19,754	$50,656

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$94,458	$58,396
Valuation allowance	(71,933)	(47,770)

Current deferred tax assets, net	22,525	10,626

Non-current deferred tax (liabilities) assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	259,913	496,160
Valuation allowance	(262,684)	(456,130)

Non-current deferred tax (liabilities) assets, net	(2,771)	40,030

Net deferred tax assets	$19,754	$50,656

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$6,601	$(366)	$7,494
State	12,436	(2,197)	15,884
Foreign	590	(2)	170

Current income tax provision (benefit)	19,627	(2,565)	23,548
Deferred:
Federal	5,598	(13,012)	(3,526)
State	878	308	(403)

Deferred income tax provision (benefit)	6,476	(12,704)	(3,929)
Reversal of valuation allowance applied to goodwill	2,707	2,610	30,770
Reversal of valuation allowance applied to additional paid-in capital	1,441	3,918	—

Total income tax provision (benefit)	$30,251	$(8,741)	$50,389

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.8	20.8	1.2
Gain on 2006 EBS Sale	—	(17.3)	14.1
Minority interest	0.1	11.2	0.0
Valuation allowance	(38.1)	(124.9)	(84.5)
Non-deductible officer compensation	0.1	6.3	1.0
Reversal of valuation allowance applied to goodwill	0.0	7.8	7.2
Reversal of valuation allowance applied to additional paid-in capital	—	11.8	—
Losses benefited to discontinued operations	6.5	20.1	40.0
Other	0.6	3.0	(2.3)

Effective income tax rate	6.0%	(26.2)%	11.7%

Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all domestic net deferred tax assets, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of net operating losses. During the quarter ended December 31, 2007, after consideration of the relevant positive and negative evidence, the Company reversed $24,652 of its valuation allowance, of which $16,327 reversed through the tax provision and the remainder primarily reversed through discontinued operations. During the year ended December 31, 2008, the Company reversed approximately $224,682 of its valuation allowance as a result of the gains the Company recorded in connection with the 2008 EBSCo Sale and the ViPS Sale, of which $186,196 reversed through the tax provision and the remainder primarily reversed through discontinued operations. The valuation allowance for deferred tax assets decreased by $169,283 and $50,304 in 2008 and 2007, respectively.

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $800 million, which expire in 2010 through 2027, and federal tax credits of approximately $41,870, which excludes the impact of any unrecognized tax benefits, which expire in 2011 through 2027. Approximately $440,459 and $23,263 of these net operating loss carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively. However, upon adoption of SFAS 141R on January 1, 2009, the reversal of a valuation allowance related to acquired deferred tax assets will no longer be recognized in goodwill and instead will be recognized as a component of the income tax provision.

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

The Company has excess tax benefits related to stock option exercises subsequent to the adoption of SFAS 123(R) of $152,545 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilized. The benefit of these deductions is recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The 2008 Tender Offer completed by the Company for its common stock that began on October 27, 2008 resulted in a cumulative change of more than 50% of the ownership of the Company’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there will be an annual limitation imposed on the Company’s net operating loss carryforwards and federal tax credits.

The income taxes for 2008, 2007 and 2006 include a provision for federal taxes of $2,695, $2,565 and $28,783, respectively, that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations.

For the years ended December 31, 2008, 2007 and 2006, the Company had profitable operations in certain states in which the Company did not have net operating losses to offset that income, or utilized net operating losses established through additional paid-in capital. Accordingly, the Company provided for taxes of $14,478, $2,860 and $19,330 related to state and other jurisdictions during 2008, 2007 and 2006, respectively. In addition, the income tax expense in 2008, 2007 and 2006 includes a provision for state taxes of $12, $45 and $1,987, respectively, that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. The state tax provision in 2008, 2007 and 2006 also reflects approximately $601, $1,139 and $3,446, respectively, of a reduction in tax expense related to discrete items associated with the reversal of contingencies for various statute expirations.

As of December 31, 2008 and 2007, the Company had unrecognized income tax benefits, including those of its discontinued operations, of $11,478 and $11,888, respectively, which if recognized, would result in $5,926 and $6,315, respectively, being reflected as a component of the income tax provision. Included in the unrecognized income tax benefits as of December 31, 2008 and 2007 are accrued interest and penalties of $902 and $978, respectively. If recognized, these benefits would be reflected as a component of the income tax provision (benefit). The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007

Balance at the beginning of the year	$10,910	$11,268
Increases related to prior year tax positions	—	140
Increases related to current year tax positions	734	1,364
Settlements with tax authorities	—	(769)
Expiration of the statute of limitations for the assessment of taxes	(1,068)	(1,093)

Balance at the end of the year	$10,576	$10,910

Although the Company files U.S. federal, and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that a reduction in the unrecognized income tax benefits, prior to any annual increase, may occur from $200 to $250 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2005 and for state and local income tax examinations for years before 2003.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Value Disclosures and Credit Facilities

Effective January 1, 2008, the Company adopted SFAS No. 157, for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 assets as of December 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008			December 31,
	Fair Value Estimates Using			2007
	Level 1	Level 3	Total	Fair Value

Financial assets carried at fair value
Auction rate securities	$—	$286,552	$286,552	$269,500
Equity securities	1,497	—	1,497	2,383

Total financial assets carried at fair value	$1,497	$286,552	$288,049	$271,883

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets which consist of the Company’s ARS:

Balance as of January 1, 2008	$—
Transfers to Level 3	363,700
Redemptions	(8,700)
Impairment charge included in earnings	(60,108)
Interest income accretion included in earnings	1,067
Unrealized loss included in other comprehensive (loss) income	(9,407)

Fair value December 31, 2008	$286,552

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, the Company concluded the fair value of its ARS holdings was $302,842, of which $141,044 relates to WHC, compared to a face value of $362,950, of which $168,450 relates to WHC. The impairment in value, or $60,108, of which $27,406 relates to WHC, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extended to as many as 14 years as of March 31, 2008 and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the year ended December 31, 2008, the Company received $8,700, of which $4,400 relates to WHC, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of December 31, 2008, the total face value of the Company’s ARS holdings was $355,000, of which $164,800 related to WHC, compared to a fair value of $286,552, of which $133,563 related to WHC. Subsequent to March 31, 2008, through December 31, 2008, the Company further reduced the carrying value of its ARS holdings by $9,407, of which $4,277 relates to WHC. Since this reduction in value resulted from fluctuations in interest rate assumptions, the Company assessed this reduction to be temporary in nature, and accordingly, this amount has been recorded as an unrealized loss in other comprehensive (loss) income in the accompanying balance sheets. During 2007 and 2006, the Company did not recognize any realized or unrealized gains or losses from ARS holdings. The Company continues to monitor the market for ARS as well as the individual ARS holdings it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are carried at historical cost:

	December 31, 2008		December 31, 2007
	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial Assets:
1.75% Notes(a)	$350,000	$305,200	$350,000	$350,438
3 1/8% Notes(a)	300,000	243,750	300,000	303,645

(a)	Fair value estimate incorporates bid price quotes.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

On May 6, 2008, the Company and WHC each entered into a non-recourse credit facility (each a “Credit Facilities”) with Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow the Company and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The Credit Facilities are each governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under either of the Credit Facilities to date. The Company and WHC can each make borrowings under the respective Credit Facilities until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

20. Other (Expense) Income, Net

Other (expense), income net consists of the following items:

	Years Ended December 31,
	2008	2007	2006

Transition service fees(a)	$335	$5,833	$2,524
Reduction of tax contingencies(b)	1,749	1,497	—
Legal expense(c)	(1,092)	(1,397)	(2,578)
Advisory expense(d)	(6,941)	(2,527)	(4,198)

Other (expense) income, net	$(5,949)	$3,406	$(4,252)

(a)	Represents the net fees received from ViPS, Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	In 2008 and 2007, represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC. In 2006, represents similar professional fees related to the 2006 EBS Sale through September 26, 2006, the date the Company entered into a definitive agreement with General Atlantic regarding the 2006 EBS Sale.

21.	Related Party Transactions

In 2004, the Company’s WebMD Segments entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $9,399, $10,362, and $7,802 in 2008, 2007 and 2006, respectively, and $2,070 and $2,069 are included in accounts receivable as of December 31, 2008 and 2007, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of shares that represent approximately 9.9% of HLTH’s Common Stock and approximately 5.2% of WHC Class A Common Stock as of December 31, 2008. Affiliates of FMR Corp. provide services to the Company in connection with certain of the Company’s 401(k) plans.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized holding losses on available-for-sale marketable securities. The following table presents the components of other comprehensive (loss) income:

	Years Ended December 31,
	2008	2007	2006

Foreign currency translation (losses) gains	$(4,178)	$3,318	$3,611
Comprehensive loss of EBSCo.	7,326	(7,326)	—
Unrealized holding losses on auction rate securities	(9,407)	—	—
Unrealized holding losses on marketable securities	(883)	(249)	(1,108)

Other comprehensive (loss) income before minority interest	(7,142)	(4,257)	2,503
Less: minority interest in other comprehensive (loss) income	702	—	—

Other comprehensive (loss) income	(6,440)	(4,257)	2,503
Net income	565,289	19,879	771,917

Comprehensive income	$558,849	$15,622	$774,420

Included in comprehensive loss of EBSCo, for the year ended December 31, 2007, is the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements. This amount was revised when EBSCo was sold on February 8, 2008. See Note 4 for additional information.

Deferred taxes are not included within accumulated other comprehensive (loss) income because a valuation allowance was maintained for substantially all net deferred tax assets.

Accumulated other comprehensive (loss) income:

	Years Ended December 31,
	2008	2007	2006

Foreign currency translation gains	$8,091	$12,269	$8,951
Unrealized holding losses on auction rate securities, net of minority interest	(8,705)	—	—
Unrealized holding gains on marketable securities	27	910	1,159
Comprehensive loss of EBSCo.	—	(7,326)	—

Total accumulated other comprehensive (loss) income	$(587)	$5,853	$10,110

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2008	2007	2006

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,502	$15,764	$15,821

Taxes paid, net of refunds(a)	$26,714	$27,375	$23,210

Supplemental Schedule of Non-Cash Investing and Financing activities:
Conversion of convertible redeemable exchangeable preferred stock to HLTH Common Stock	$—	$100,000	$—

Accretion of convertible redeemable exchangeable preferred stock	$—	$117	$235

SAB 51 gain	$4,057	$14,492	$16,779

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2008 and 2007. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$81,682	$89,136	$100,367	$111,512
Cost of operations	31,570	32,763	35,322	38,708
Sales and marketing	25,830	25,460	26,441	30,585
General and administrative	21,144	23,181	22,928	22,250
Depreciation and amortization	6,888	7,315	7,265	7,312
Gain on sale of EBS Master LLC	538,024	—	—	—
Impairment of auction rate securities	60,108	—	—	—
Restructuring	—	—	—	7,416
Interest income, net	7,329	3,434	4,750	1,274
Other (expense), net	(4,144)	(666)	(997)	(142)

Income from continuing operations before income tax provision	477,351	3,185	12,164	6,373
Income tax provision (benefit)	25,614	1,330	7,679	(4,372)
Minority interest in WHC (loss) income	(3,845)	1,071	1,845	1,961
Equity in earnings of EBS Master LLC	4,007	—	—	—

Income from continuing operations	459,589	784	2,640	8,784
Income (loss) from discontinued operations, net of tax	3,569	(3,651)	93,241	333

Net income (loss)	$463,158	$(2,867)	$95,881	$9,117

Basic income (loss) per common share:
Income from continuing operations	$2.52	$0.00	$0.01	$0.06
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.51	0.00

Net income (loss)	$2.54	$(0.02)	$0.52	$0.06

Diluted income (loss) per common share:
Income from continuing operations	$2.03	$0.00	$0.01	$0.06
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.50	0.00

Net income (loss)	$2.04	$(0.02)	$0.51	$0.06

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$71,881	$77,197	$86,034	$96,581
Cost of operations	28,618	28,997	30,021	29,645
Sales and marketing	22,870	21,929	22,459	26,387
General and administrative	28,443	26,950	25,718	23,210
Depreciation and amortization	6,325	7,239	7,390	7,302
Interest income, net	4,965	5,484	6,204	6,789
Other income (expense), net	2,882	1,396	989	(1,462)

(Loss) income from continuing operations before income tax (benefit) provision	(6,528)	(1,038)	7,639	15,364
Income tax (benefit) provision	(231)	1,658	2,977	(13,145)
Minority interest in WHC	115	843	1,800	7,909
Equity in earnings of EBS Master LLC	7,099	7,575	8,005	5,887

Income from continuing operations	687	4,036	10,867	26,487
Income (loss) from discontinued operations, net of tax	5,015	(49,499)	5,704	16,582

Net income (loss)	$5,702	$(45,463)	$16,571	$43,069

Basic income (loss) per common share:
Income from continuing operations	$0.00	$0.02	$0.06	$0.15
Income (loss) from discontinued operations, net of tax	0.03	(0.27)	0.03	0.09

Net income (loss)	$0.03	$(0.25)	$0.09	$0.24

Diluted income (loss) per common share:
Income from continuing operations	$0.00	$0.02	$0.06	$0.13
Income (loss) from discontinued operations, net of tax	0.03	(0.26)	0.03	0.07

Net income (loss)	$0.03	$(0.24)	$0.09	$0.20

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2008, 2007 and 2006
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(In thousands)

December 31, 2008
Allowance for Doubtful Accounts	$1,165	$668	$—	$(532)	$—		$1,301
Valuation Allowance for Deferred Tax Assets	503,900	(194,378)	24,775	—	320		334,617
December 31, 2007
Allowance for Doubtful Accounts	956	1,074	—	(865)	—		1,165
Valuation Allowance for Deferred Tax Assets	554,204	(42,953)	1,449	—	(8,800	)(a)	503,900
December 31, 2006
Allowance for Doubtful Accounts	6,245	1,852	229	(3,731)	(3,639	)(b)	956
Valuation Allowance for Deferred Tax Assets	924,155	(370,313)	362	—	—		554,204

(a)	Represents the valuation allowance released as a result of (i) the adoption of FIN 48, and (ii) stock option and warrant exercises, partially offset by the valuation allowance established relating to the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements.

(b)	Represents the sale of the Emdeon Business Services segment on November 16, 2006.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among the Registrant, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Agreement and Plan of Merger, dated as of February 20, 2008, between the Registrant and WebMD Health Corp. (“WHC”) (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2	.5*	Agreement and Plan of Merger, dated as of January 17, 2006, among the WHC, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the WHC’s Current Report on Form 8-K filed on January 20, 2006)
2	.6*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the WHC, and FFGM, Inc. (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on April 19, 2006)
2	.7*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on July 25, 2006)
2	.8*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WHC, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WHC on November 8, 2006) (the “Subimo Purchase Agreement”)
2.9		Termination Agreement, dated as of October 19, 2008, between the Registrant and WHC. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
2.10		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to WHC’S Annual Report on Form 10-K for the year ended December 2008 (the “WHC 2008 Form 10-K”)
2	.11*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the WHC 2008 Form 10-K)
3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.		Description

4.2		Indenture, dated as of June 25, 2003, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3		Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4		Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5		Indenture, dated as of August 30, 2005, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.6		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)
4.7		Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
10.1		Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.2**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.4**	Employment Agreement, dated as of November 9, 2006, between the Registrant and Mark Funston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2006)
10	.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10	.6**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.7**	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10	.8**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10	.9**	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.10**	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.		Description

10	.12**	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10	.13**	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006)
10	.14**	2001 Employee Non-Qualified Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.15**	2002 Restricted Stock Plan of the Registrant and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.16**	Amended and Restated 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.17**	Amended and Restated 1998 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.18**	Amended and Restated 2000 Long-Term Incentive Plan of the Registrant (incorporated by reference to Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.19**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-90795) filed November 12, 1999)
10	.20**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.21**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.22**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.23**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.24**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.25**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.26**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.27**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.28**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.29**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)

Exhibit No.		Description

10	.30**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.31**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.32**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.33**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.34**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10	.35**	Amendment to Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.36**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.37**	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10.38		Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2006)
10.39		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the WHC Registration Statement)
10	.40**	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10	.41**	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10	.44**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Annex A to WHC’s Proxy Statement for its 2008 Annual Meeting filed on November 5, 2008)
10	.45**	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.		Description

10.48		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Holdings Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.49		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WHC (incorporated by reference to Exhibit 10.1 to the WHC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10	.50**	Amendment No. 2, dated as of December 1, 2008, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2008)
10.51		Seconded Amended and Restated Tax Sharing Agreement between the Registrant and WHC (incorporated by reference to Exhibit 10.51 to the WHC 2008 Form 10-K)
10	.52**	Letter Agreement, dated December 29, 2008, between the Registrant and Martin J. Wygod
10	.53**	Amendment to Employment Agreement, dated as of December 16, 2008, between the Registrant and Kevin M. Cameron
10	.54**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Mark D. Funston
10	.55**	Letter Amendment, dated as of December 10, 2008, between the WHC and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the WHC 2008 Form 10-K)
10	.56**	Amendment, dated as of December 16, 2008, to Amended and Restated Employment Agreement between the Registrant and Charles A. Mele
10	.57**	Letter Agreement, dated as of February 19, 2009, between the Registrant and Charles A. Mele
10	.58**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to WHC’s Annual Report on Form 10-K for the year ended December 31, 2007)
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Auditors for Exhibit 99.14
24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.2		Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3		Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4		Governance & Compliance Committee Charter (incorporated by reference to Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.5		Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.6		Amended and Restated Bylaws of WHC (incorporated by reference to the Current Report on Form 8-K filed by WHC on December 17, 2007)

Exhibit No.	Description

99.7	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to WHC’s Registration Statement on Form S-1 (No. 333-124832) (referred to in this Exhibit Index as the “WHC Registration Statement”))
99.8	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.9	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.10	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.11	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.12	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.13	Letter, dated February 2, 2007, executed by WHC and the Registrant (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on February 2, 2007)
99.14	Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.8 and Exhibit 2.11, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.