Form 10-K/A
period 2008-12-31
HLTH CORP
filed 2009-04-30
CIK 1009575

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,971,181,000 (based on the closing price of $11.32 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 20, 2009, there were 102,994,349 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Summary Compensation Table
Grants of Plan-Based Awards in 2008
Outstanding Equity Awards at End of 2008
Option Exercises and Stock Vested in 2008
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
EX-10.60
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-14.1
EX-31.1
EX-31.2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	52	Director; Chairman of the Compensation Committee
Paul A. Brooke(1)(2)(5)(6)	63	Director
Kevin M. Cameron	42	Director
Neil F. Dimick(4)(5)	59	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
James V. Manning(1)(2)(4)	62	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)(5)(6)	83	Director
Joseph E. Smith(1)(2)(3)(6)	70	Director
Martin J. Wygod(1)	69	Chairman of the Board; Acting Chief Executive Officer

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of WebMD Health Corp., our publicly traded subsidiary, which we sometimes refer to in this Annual Report as WHC. As of April 15, 2009, HLTH, through its ownership of WHC Class B Common Stock owned approximately 83.4% of the total outstanding common stock of WHC and approximately 95.9% of the combined voting power of WHC’s outstanding common stock.

Executive Officers

Name	Age	Positions

Martin J. Wygod	69	Chairman of the Board and Acting Chief Executive Officer
Mark D. Funston	49	Executive Vice President and Chief Financial Officer
Wayne T. Gattinella	57	CEO and President of WebMD
Charles A. Mele	52	Executive Vice President, General Counsel and Secretary
William G. Midgette	53	CEO and President of Porex

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

Kevin M. Cameron has served as a director of our company since October 2004. He also served as Chief Executive Officer of our company from October 2004 until February 2008, when he went on medical leave. From November 2005 until November 2006, Mr. Cameron also served as Acting CEO of Emdeon Business Services, which was then one of our segments. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman of our company. From September 2000 to January 2002, he served as Executive Vice President, Business Development of our company and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with our company in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to HLTH. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney.

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

Mark D. Funston has served as Executive Vice President and Chief Financial Officer of our company since November 2006 and of our WebMD Health Corp. subsidiary since August 2007. Prior to joining HLTH, Mr. Funston was Interim Chief Financial Officer of Digital Harbor, Inc., a privately held software company, from November 2005. Prior to that, Mr. Funston served as Chief Financial Officer of Group 1 Software, Inc., a publicly traded software company, from 1996 until its acquisition by Pitney Bowes in 2004. From 1989 to 1996, Mr. Funston was Chief Financial Officer of COMSAT RSI, Inc. (formerly Radiation Systems, Inc.), a publicly traded telecommunications manufacturing company acquired by COMSAT Corporation in 1994.

Wayne T. Gattinella has served, since 2005, as Chief Executive Officer and President of our WebMD Health Corp. subsidiary and as a member of its Board of Directors. Prior to that, he served as President of our WebMD segment from the time he joined HLTH in 2001. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco Health Solutions) and MCI Telecommunications. Mr. Gattinella currently serves on Drexel University’s LeBow College of Business Advisory Board.

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

William G. Midgette has been Chief Executive Officer and President of Porex since August 2002. For more than five years prior to that, Mr. Midgette served in senior management positions at C. R. Bard, Inc., a healthcare products company, the last of which was President, Bard International.

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

Corporate Governance

Board of Directors.  Our Board of Directors has eight members. Two of the members are also employees of HLTH: Mr. Cameron, who served as our Chief Executive Officer and is currently on medical leave; and Mr. Wygod, Chairman of the Board and Acting Chief Executive Officer. Six of the members are non-employee directors: Dr. Adler and Messrs. Brooke, Dimick, Manning, Sarkowsky and Smith. The Governance & Compliance Committee of our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other HLTH employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and HLTH stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Brooke, Manning and Wygod will expire at our Annual Meeting in 2009; the terms of Dr. Adler and Messrs. Sarkowsky and Cameron will expire at our Annual Meeting of Stockholders in 2010; and the terms of Messrs. Dimick and Smith will expire at our Annual Meeting in 2011.

Our Board of Directors met 14 times during 2008. During 2008, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. HLTH’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. Three of our directors attended our 2008 Annual Meeting. All but two of our directors attended our 2007 Annual Meeting.

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

Committees of the Board of Directors.  This section describes the roles of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and Nasdaq listing standards. These Committees work with their counterparts at WHC where their responsibilities overlap or where they otherwise believe it is appropriate to do so. To assist in that coordination of responsibilities, the Chairpersons of our Audit Committee, Compensation Committee, Governance & Compliance Committee and Nominating Committee are the same persons who hold those positions on those committees of the WHC Board.

Executive Committee.  The Executive Committee, which met once during 2008, is currently comprised of Messrs. Brooke, Manning, Smith and Wygod. Mr. Cameron was also a member of the Executive Committee until February 2008. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met 10 times during 2008, is currently comprised of Messrs. Brooke, Manning and Smith; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Board of Directors of HLTH has determined that Mr. Manning qualifies as an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002, based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex A to the Proxy Statement for our 2007 Annual Meeting.

Compensation Committee.  The Compensation Committee, which met seven times during 2008, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex B to the Proxy Statement for our 2007 Annual Meeting. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2008, is currently comprised of Messrs. Brooke, Dimick and Sarkowsky; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex C to the Proxy Statement for our 2007 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the HLTH Board. Instead, the Nominating Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Governance & Compliance Committee.  The Governance & Compliance Committee is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The Governance & Compliance Committee met three times in 2008. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

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

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of that Charter, as amended through July 26, 2007, was included as Annex D to the Proxy Statement for our 2007 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  The Related Parties Committee is currently comprised of Messrs. Brooke, Sarkowsky and Smith. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of WHC. The Related Parties Committee met once during 2008. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between HLTH and WHC; and

•	oversight of other matters in which the interests of HLTH and WHC conflict or may potentially conflict.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•	Special Committee. Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler are members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 14 to the Consolidated Financial Statements included in this Annual Report; and

•	Stock Repurchase Committee. Messrs. Wygod, Manning and Smith are members of a committee of the Board authorized to make determinations relating to repurchases of HLTH Common Stock.

Code of Conduct

A copy of the joint HLTH and WHC Code of Business Conduct, as amended, is filed as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of HLTH and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of HLTH requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.hlth.com in the “Investor Relations” section, or in a Current Report on Form 8-K.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by HLTH during 2008 to the members of our Board of Directors who are not also HLTH or WHC employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the HLTH Board is authorized to determine the compensation of the Non-Employee Directors. As described below, only two types of compensation were paid by HLTH to Non-Employee Directors in 2008 for their Board and Board Committee service: (1) cash and (2) grants of non-qualified options to purchase HLTH Common Stock. None of the Non-Employee Directors received any other compensation from HLTH during 2008 and none of them provided any services to HLTH during 2008, except their service as a director. HLTH does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2008 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2008, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Cash Compensation” and “— Option Grants” below.

	(b)	(c)
	Fees Earned or	Option	(d)
(a)	Paid in Cash	Awards	Total
Name	($)	($)(1)(2)	($)

Mark J. Adler, M.D.(3)	62,500	61,686	124,186
Paul A. Brooke	75,000	61,686	136,686
Neil F. Dimick(3)	57,500	61,686	119,186
James V. Manning(3)	80,000	61,686	141,686
Herman Sarkowsky	65,000	61,686	126,686
Joseph E. Smith	75,000	61,686	136,686

(1)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by HLTH in 2008 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 15 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from options to purchase HLTH Common Stock will depend on the price of HLTH Common Stock at the time they exercise vested stock options.

(2)	Under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the 2000 Plan), each Non-Employee Director of HLTH automatically receives a non-qualified option to purchase 20,000 shares of HLTH Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year and a vesting schedule as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). In addition, each Non-Employee Director of HLTH received, pursuant to a discretionary grant made on December 10, 2008, a non-qualified option to purchase 20,000 shares of HLTH Common Stock and with the same vesting schedule as the automatic grant. The grants made on January 1, 2008 each had an exercise price of $13.40 per share and a total grant date fair value equal to $78,398 and the grants made on December 10, 2008 each had an exercise price of $9.46 per share and a total grant date fair value equal to $56,872 (the fair value, in each case, being based on the methodology and assumptions referred to in Footnote 1 above). The following lists the total number of shares of HLTH Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2008 and the weighted average exercise price of those options:

	Number of
	Shares Subject to	Weighted Average
Name	Outstanding Options	Exercise Price

Mark J. Adler, M.D.	276,000	$10.35
Paul A. Brooke	250,000	$8.57
Neil F. Dimick	97,916	$10.48
James V. Manning	288,000	$9.24
Herman Sarkowsky	425,000	$11.04
Joseph E. Smith	206,000	$11.57

See “— Option Grants” below for additional information.

(3)	These three Non-Employee Directors of HLTH are also non-employee directors of WHC, for which they received compensation from WHC. For information regarding the compensation they received from WHC, see below under “Compensation for Service on WHC Board.”

Cash Compensation

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (b) of the 2008 Director Compensation Table represents the sum of the following amounts, each of which is described below:

•	an annual retainer for service on the Board;

•	annual fees for service on standing Committees of the Board;

•	annual fees, if any, for serving as Chairperson of standing Committees of the Board; and

•	fees, if any, for service on other Committees of the Board.

Non-Employee Directors do not receive per meeting fees but are reimbursed for out-of-pocket expenses they incur in connection with attending Board and Board Committee meetings and our Annual Meeting of Stockholders.

Board Service.  Each Non-Employee Director receives an annual retainer of $30,000 for service on the HLTH Board.

Service on Standing Committees.  We pay annual fees for service by Non-Employee Directors on the standing committees of our Board, other than the Executive Committee (for which no fees are paid). We also pay annual fees to the Chairperson, if any, of those Committees The amounts of such annual fees are as follows:

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

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees are generally paid on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler were each paid $15,000 for their service in 2008 as members of a special committee of the Board to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 14 to the Consolidated Financial Statements included in this Annual Report. Members of this special committee will continue to receive compensation for their service on the committee. The current quarterly payment is $3,750 per member.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 20,000 shares of HLTH Common Stock pursuant to automatic annual grants of stock options under our 2000 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and HLTH’s equity award grant practices, the fair market value is equal to the closing price of a share of HLTH Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 20,000 shares of HLTH Common Stock on January 1, 2009 (with an exercise price of $10.46 per share) and January 1, 2008 (with an exercise price of $13.40 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally, three years from the date such service ends).

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

Discretionary Grants.  Our Non-Employee Directors may receive grants of stock options under the 2000 Plan at the discretion of the Compensation Committee of the HLTH Board. On December 10, 2008, each Non-Employee Director received a non-qualified option to purchase 20,000 shares of HLTH Common Stock. The grants had an exercise price of $9.46 per share and the same vesting schedule and other terms as described above with respect to the annual grants to Non-Employee Directors. The most recent prior such discretionary grants were made in 2002 and also consisted of grants of non-qualified options to purchase 20,000 shares of HLTH Common Stock.

Compensation for Service on WHC Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of WHC and receive compensation from WHC for their service. The Compensation Committee of the WHC Board is authorized to determine the compensation of WHC’s non-employee directors. The HLTH directors serving on the WHC Board received three types of compensation in 2008 from WHC for their Board and Board Committee service: (1) annual fees paid in the form of shares of WHC Class A Common Stock; (2) grants of non-qualified options to purchase WHC Class A Common Stock and (3) cash fees for service on the Strategic Planning Committee of the WHC Board. None of these non-employee directors received any other compensation from WHC during 2008 and none of them provided any services to WHC during 2008, except their service as a director. WHC does not offer any deferred compensation plans or retirement plans to its non-employee directors.

The following table provides information regarding the value of the compensation from WHC to the individuals listed for 2008, as calculated in accordance with applicable SEC regulations:

			(d)
	(b)	(c)	Cash Fees for
	Stock	Option	Strategic Planning	(e)
(a)	Awards	Awards	Committee Service	Total
Name	($)(1)	($)(2)(3)	($)	($)

Mark J. Adler, M.D.	57,089	168,184	3,750	229,023
Neil F. Dimick	82,089	168,184	3,750	254,023
James V. Manning	74,589	168,184	3,750	246,523

(1)	Shares of WHC Class A Common Stock were issued by WHC on September 28, 2008 (the anniversary of WHC’s initial public offering) in payment for annual fees for service on the WHC Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. The amounts (expressed in dollars) of the fees are the same as those applicable to the HLTH Board and its standing Committees, as described above. For each individual listed in Column (a) of this table, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees by $32.75 (the closing price of WHC Class A Common Stock on the Nasdaq Global Select Market on September 26, 2008, the last trading day prior to the anniversary of WHC’s 2005 initial public offering on September 28, 2008, which fell on a Sunday), with cash paid in lieu of issuing fractional shares. Dr. Adler received 1,450 shares of WHC Class A Common Stock; Mr. Dimick received 2,213 shares; and Mr. Manning received 1,984 shares. In addition, this column includes $9,589 for each individual, which reflects the aggregate dollar amounts recognized by WHC in 2008, for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WHC Restricted Stock made to these directors at the time of WHC’s initial public offering. That amount reflects WHC’s accounting expense for these WHC Restricted Stock awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WHC Restricted Stock will depend on the price of WHC Class A Common Stock at the time the WHC Restricted Stock vests.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WHC in 2008 for stock option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See “WHC Plans” in Note 15 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect WHC’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from WHC equity compensation will depend on the price of WHC Class A Common Stock at the time they exercise vested stock options or at the time of vesting of WHC Restricted Stock.

(3)	Under WHC’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the WHC 2005 Plan), each Non-Employee Director of WHC automatically receives a non-qualified option to purchase 13,200 shares of WHC Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. In addition, each Non-Employee Director of WHC received, pursuant to a discretionary grant made on December 10, 2008, a non-qualified option to purchase 13,200 shares of WHC Class A Common Stock. The grants made on January 1, 2008 each had an exercise price of $41.07 per share and a total grant date fair value equal to $183,939 and the grants made on December 10, 2008 each had an exercise price of $23.61 and a total grant date fair value equal to $133,440 (the fair value, in each case, being based on the methodology and assumptions referred to in Footnote 2 above). The vesting schedule for all such grants is 25% of the original amount granted on each of the first, second, third and fourth anniversaries of the date of grant. The following lists the total number of shares of WHC Class A Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2008 and the weighted average exercise price of those options:

	Number of
	Shares Subject to
	Outstanding	Weighted Average
Name	WHC Options	Exercise Price

Mark J. Adler, M.D.	66,000	$30.25
Neil F. Dimick	66,000	$30.25
James V. Manning	66,000	$30.25

In addition, as of December 31, 2008, each of the listed individuals held 1,100 shares of unvested WHC Restricted Stock that were granted at the time of WHC’s initial public offering.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of the two individuals who served as Chief Executive Officer during 2008, our Chief Financial Officer during that year and the four other executive officers of HLTH who received the most compensation for 2008 (including one such individual who is no longer an executive officer of HLTH). This section is organized as follows:

•	2008 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2008 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that HLTH specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2008 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could or have become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between HLTH (or our subsidiaries) and our Named Executive Officers. We refer to these summaries in various other places in this Executive Compensation section.

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

2008 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of HLTH’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and HLTH’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of HLTH’s executive compensation programs and policies and their application by the Compensation Committee for 2008 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
Herman Sarkowsky
Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2008. No current member of the Compensation Committee is a current or former executive officer or employee of HLTH or had any relationships in 2008 requiring disclosure by HLTH or WHC under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of HLTH’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the HLTH Board or the Compensation Committee of the WHC Board during the fiscal year ended December 31, 2008.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2008 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by HLTH.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2008, by the Compensation Committee in its discretion;

•	special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•	grants of non-qualified options to purchase shares of HLTH Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date (and, in the case of certain Named Executive Officers, options to purchase shares of WHC Class A Common Stock, with an exercise price that is equal to the fair market value of WHC Class A Common Stock on the grant date); and

•	grants of shares of restricted HLTH Common Stock (which we refer to as HLTH Restricted Stock), subject to vesting based on continued employment and, in the case of Messrs. Gattinella and Wygod only, shares of restricted WHC Class A Common Stock (which we refer to as WHC Restricted Stock), subject to vesting based on continued employment.

A discussion of the above types of compensation, to the extent used in 2008, follows under the heading “— Use of Specific Types of Compensation in 2008.” The compensation of our other executives generally consists of the same types (other than WHC equity compensation), with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

In determining the forms of compensation to be used by HLTH, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than 401(k) plans generally available to our employees. Subject to the terms of the HLTH 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the HLTH 401(k) Plan), HLTH matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by HLTH is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). Messrs. Cameron, Funston and Gattinella are the Named Executive Officers who chose to participate in the HLTH 401(k) Plan in 2008. WHC employees are eligible to participate in the HLTH 401(k) Plan. Our Porex subsidiary also sponsors a 401(k) plan for its employees and Mr. Midgette, who is CEO of Porex and an executive officer of HLTH, is a participant in that 401(k) plan. The Porex 401(k) Plan matches 100% of the first 3% of eligible pay contributed to the Plan and 50% of the next 2% of eligible pay. Such matching contributions are fully vested. Arthur Lehrer, who was an executive officer of HLTH in 2008 until completion of the ViPS Sale, participated in a 401(k) plan sponsored by ViPS.

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

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with HLTH for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at HLTH. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for HLTH compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to HLTH of specific individuals. With respect to 2008 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and Acting Chief Executive Officer of HLTH with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and Acting Chief Executive Officer the types and amounts he believed would be appropriate to pay to him in light of the amounts being recommended for, and paid to, the other HLTH executive officers.

HLTH’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

The Compensation Committees of the HLTH and WHC Boards coordinate their decision-making to the extent they believe appropriate, including by having Mark J. Adler, M.D. serve as Chairman of both Compensation Committees and by having many of the meetings of the Compensation Committees be joint meetings that include discussion of compensation at both HLTH and WHC. That coordination began when WHC first became a public company in 2005, at a time when the compensation of its executive officers had, historically, been determined by, or under the oversight of, the HLTH Compensation Committee and one goal of that coordination was to facilitate continuity in decision-making. The reason for continued coordination of the decision-making of the two Compensation Committees has been to have the executive compensation philosophies and practices at HLTH and at WHC (companies that share some of their executive officers) be generally consistent with each other, except to the extent the Compensation Committees choose to maintain or implement specific differences that they believe to be appropriate. Notwithstanding these efforts to coordinate the work of the two Compensation Committees, the HLTH Compensation Committee is responsible for making specific determinations regarding executive compensation paid by HLTH and the WHC Compensation Committee is responsible for making specific determinations regarding executive compensation paid by WHC.

Key Corporate Transactions Affecting Compensation Decisions for 2008.  The following key corporate transactions were relevant to compensation decisions for 2008:

•	2008 EBSCo Sale. On November 16, 2006, we sold a 52% interest in the business that constituted our Emdeon Business Services segment, excluding its ViPS business unit (which we refer to as EBS) to an affiliate of General Atlantic LLC (which we refer to as GA). In this Annual Report, we refer to this transaction as the 2006 EBS Sale. We received cash proceeds of approximately $1.2 billion from the 2006 EBS Sale. From the closing of the 2006 EBS Sale to the closing of the 2008 EBSCo Sale (described below), we owned 48% of EBS Master LLC (which we refer to as EBSCo), the entity that acquired EBS in the 2006 EBS Sale. In this Annual Report, we use the names Emdeon Business Services and EBS to refer to the business owned by EBSCo and, with respect to periods prior to the consummation of the 2006 EBS Sale, to the reporting segment of our company. In February 2008, we completed the sale of our 48% minority ownership interest in EBSCo (which we refer to as the 2008 EBSCo Sale) to an affiliate of GA and affiliates of Hellman & Friedman, LLC. We received cash proceeds of approximately $575 million from the 2008 EBSCo Sale.

•	ViPS Sale. In February 2008, we announced our intention to divest our ViPS segment. On July 22, 2008, we completed the sale of our ViPS segment to an affiliate of General Dynamics Corporation. In this Annual Report, we refer to this transaction as the ViPS Sale. Through ViPS, we had provided healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. In the ViPS Sale, we received cash proceeds of approximately $223 million, net of a working capital adjustment, professional fees and other expenses.

•	Terminated WHC Merger. In February 2008, HLTH and WHC entered into an Agreement and Plan of Merger (which we refer to as the Merger Agreement), pursuant to which HLTH would merge into WHC (which we refer to as the WHC Merger), with WHC continuing as the surviving corporation. The Merger Agreement resulted from negotiations between HLTH and a Special Committee of the Board of Directors of WHC during late 2007 and early 2008. HLTH’s Board of Directors had initiated the process leading to the entry into the Merger Agreement with WHC because it believed that the primary reason of many of the holders of HLTH Common Stock for owning those shares was HLTH’s controlling interest in WHC and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH Common Stock. In connection with the entry by HLTH and WHC into the Merger Agreement, the HLTH Board made a determination to divest Porex and ViPS (which divestitures were not, however, dependent on the merger occurring). Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (which we refer to as the Termination Agreement), HLTH and WHC mutually agreed, in light of the turmoil in financial markets, to terminate the Merger Agreement. The termination of the Merger Agreement was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by the Special Committee of independent directors of WHC. The Boards determined that both HLTH, as controlling stockholder of WHC, and the public stockholders of WHC would benefit from WHC continuing as a publicly-traded subsidiary with no long-term debt and approximately $340 million in cash and investments. The Boards concluded that, by terminating the merger, HLTH and WHC would retain financial flexibility and be in a position to pursue potential acquisition opportunities expected to be available to companies with significant cash resources in a period of financial market uncertainty.

•	2008 Tender Offer. Following the termination of the WHC Merger, our Board of Directors determined that repurchasing our Common Stock through a tender offer would be an efficient means to provide value to our stockholders. In deciding to make the offer, our Board of Directors considered that, following the termination of the WHC Merger, some holders of HLTH Common Stock might wish to have the opportunity to sell some or all of their holdings for cash. On October 27, 2008, we commenced a tender offer to purchase up to 80,000,000 shares of our common stock at a price of $8.80 per share. In this Annual Report, we refer to this tender offer as the 2008 Tender Offer. The 2008 Tender Offer represented an opportunity for HLTH to return capital to stockholders who elected to tender their shares of HLTH Common Stock, while stockholders who chose not to participate in the 2008 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them. Prior to the closing of the 2008 Tender Offer, we exercised our right to purchase an additional 2% of our outstanding shares without extending the tender offer. On November 25, 2008, the 2008 Tender Offer was completed and, as a result, we repurchased 83,699,922 shares of our Common Stock at a price of $8.80 per share. The shares purchased in the 2008 Tender Offer represented approximately 45% of the outstanding shares of our Common Stock immediately prior to the tender offer. As a result of the 2008 Tender Offer, a prior tender offer in 2006 and additional repurchases of our Common Stock under repurchase programs, the number of shares of our Common Stock outstanding declined from 278,327,825 on December 31, 2005 to 101,374,536 on December 31, 2008 (in each case, excluding unvested shares of restricted Common Stock granted under our equity plans).

•	Planned Porex Sale. In February 2008, we announced our intention to divest our Porex segment. The divestiture process for Porex remains ongoing. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex also provides porous plastic surgical implants used in reconstruction and cosmetic surgery of the head, face and neck.

For additional information regarding these transactions, see Notes 3, 4, 6 and 17 to the Consolidated Financial Statements included in this Annual Report and see “Transactions with WHC — Termination Agreement” in Item 13 below. The efforts of management with respect to these transactions was taken into consideration in compensation decisions with respect to 2008, both by the Compensation Committee in its decisions relating to executive officer compensation and by the Chief Executive Officer and other members of senior management in their decisions relating to other executives.

Use of Specific Types of Compensation in 2008.

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but has made few changes in those salaries in recent years except upon a change in position. In 2008, no changes were made to the salaries of any of our Named Executive Officers, other than Mr. Midgette, whose salary was increased from $280,000 to $300,000 near the end of the year, which was the only increase in his salary since he joined Porex in 2002. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. HLTH’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Bonuses.  HLTH’s Named Executive Officers have the opportunity to earn annual cash bonuses. However, HLTH’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2008. After the end of 2008, the Compensation Committee determined such amounts based on its subjective assessment of (a) the performance of HLTH’s businesses in 2008, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2008 were achieved; and (b) the efforts of the individual Named Executive Officers in connection with the transactions described above under “— Key Corporate Transactions Affecting Compensation Decisions for 2008.” The Compensation Committee believes that, for HLTH at this time, a flexible annual bonus process is a more appropriate one for motivating HLTH’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	the effects of acquisitions and dispositions of businesses made during the year; and

•	the effects of unexpected events and changes in HLTH’s businesses during the year.

The Compensation Committee may, at some point in the future, determine that it will use quantitative targets set in advance in determining executive officer bonuses. In addition, in some years, bonus awards for some of our executive officers (particularly newly-hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to our Named Executive Officers for 2008.

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for each Named Executive Officer. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target bonus opportunities for the Named Executive Officers who served for all of 2008 (which does not include Messrs. Cameron and Lehrer, whose bonuses are discussed below under

“— Application of Compensation Policies to Individual Named Executive Officers”) are set forth in the following table:

				Target Annual
			Target Annual	Bonus Amount
Named		Annual	Bonus	as a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Martin J. Wygod	Chairman of the Board and Acting CEO	$975,000	$975,000	100%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$375,000	$187,000	50%
Wayne T. Gattinella	CEO of WebMD	$560,000	$560,000	100%
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$450,000	$225,000	50%
William Midgette	CEO of Porex	$280,000	$140,000	50%

However, the Compensation Committee (or, in the case of Mr. Gattinella, the WHC Compensation Committee) retained discretion in 2008 regarding the actual annual bonus amounts to be paid, which could be less than, equal to or more than the target bonus opportunity. The following table lists the amount of the annual cash bonuses paid to these Named Executive Officers with respect to 2008 and 2007 and the percentage this represented of the target bonus opportunity:

Named		2008 Annual Bonus			2007 Annual Bonus
Executive Officer	Title	Amount		% of Target	Amount		% of Target

Martin J. Wygod	Chairman of the Board and Acting CEO	$1,500,000		154%	$520,000		53%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$130,000		70%	$100,000		53%
Wayne T. Gattinella	CEO of WebMD	$270,000	(1)	48%	$270,000	(1)	48%
Charles A. Mele	Executive Vice President, General Counsel & Secretary	$350,000		156%	$233,000		104%
William Midgette	CEO of Porex	$91,000		65%	$108,500		78%

(1)	Includes $135,000 contributed to the Supplemental Bonus Trust described under “— Supplemental Bonus Plan (SBP)” below.

In determining 2008 annual bonuses for HLTH’s executive officers, the HLTH Compensation Committee did not attempt to tie the amounts of the bonuses to any specific financial or operational measures and, instead, based its bonus determinations on its subjective view of our company’s financial and operational results and of management’s performance in connection with key strategic transactions during 2008. In particular, the Compensation Committee believed it was appropriate to reward the Named Executive Officers for their efforts, on an individualized basis, in connection with the transactions described above under “— Key Corporate Transactions Affecting Compensation Decisions for 2008.” Differences in the amounts of 2008 bonuses among the Named Executive Officers resulted from differences in the general level of responsibility within the company of the individual Named Executive Officers and differences in their level of involvement in those transactions. Messrs. Wygod and Mele were the Named Executive Officers with the most significant involvement in all of the transactions, including in analysis of alternatives, structuring, negotiations, interfacing with outside advisors, supervision of internal staff, and the making of recommendations to the HLTH Board. With respect to Mr. Midgette, his bonus took into consideration not only Porex’s results (which did not meet expectations), but also his efforts in connection with the sales process relating to Porex. Finally, in the case of Mr. Wygod, the amount of his bonus also reflected recognition of the additional responsibilities he assumed, without any change in salary, as Acting CEO beginning in February 2008 when Mr. Cameron went on medical leave.

For 2008, there were two separate bonus amounts for Mr. Gattinella: a cash bonus of $135,000 paid in March 2009; and an award of $135,000 under the Supplemental Bonus Program described under “— Supplemental Bonus Plan (SBP)” below. The two amounts were the same for Mr. Gattinella in 2008 as they had been in 2007. As discussed above, the WHC Compensation Committee did not attempt to tie the amounts of the 2008 annual bonus for Mr. Gattinella to any specific measures. The WHC Compensation Committee determined these amounts based on its subjective view of WHC’s financial and operational performance and Mr. Gattinella’s individual performance. Because WHC’s financial performance in 2008 did not fully achieve expectations, including publicly disclosed guidance issued by management, but did reflect significant year-over-year growth in a difficult economic environment, the Compensation Committee set bonus amounts near 50% of target for Mr. Gattinella, with his bonus being equal to the amount for the prior year.

Supplemental Bonus Plan (SBP).  The WHC Compensation Committee approved the contribution, in March 2008, to a trust (which we refer to Supplemental Bonus Trust) of Supplemental Bonus Plan (SBP) Awards for certain WHC officers and employees, including a $135,000 contribution for Mr. Gattinella. In March 2009, the Supplemental Bonus Trust distributed the March 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time, Mr. Gattinella received $136,869. In order to receive the applicable payment from the Supplemental Bonus Trust, each SBP participant was required to be employed by WHC on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). In February 2009, the Compensation Committee of the WHC Board approved the contribution, in March 2009, to the Supplemental Bonus Trust of SBP Awards, including a $135,000 contribution for Mr. Gattinella. The Supplemental Bonus Trust will distribute the March 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2010 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the SBP participant must continue to be employed by WHC on March 1, 2010 (subject to the limited exceptions described above). Any contributions to the Supplemental Bonus Trust that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants, except that SBP participants who are executive officers of WHC are not eligible to receive any portion of such forfeitures. Except for Mr. Gattinella, no Named Executive Officer of HLTH has been an SBP participant.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the price of HLTH Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of HLTH. The amount that employees receive from equity awards increases when the price of HLTH Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations apply to grants made to other officers and employees. The WHC Compensation Committee takes a similar approach with respect to equity grants to WHC’s executive officers and a similar approach is taken with respect to grants made to other WHC officers and employees.

In December 2008, the HLTH Compensation Committee approved the making of a broad-based equity grant to HLTH Corporate employees (and to certain members of Porex’s management, including Mr. Midgette). Similarly, in December 2008, the WHC Compensation Committee approved the making of a broad-based equity grant to most of WHC’s employees, following an increase in the number of shares available for grant under the WHC 2005 Plan approved at the WHC 2008 Annual Meeting of Stockholders. The respective Compensation Committees also specifically determined the size and terms of the grants to be made to executive officers. The specific grants for our Named Executive Officers are listed in “— Executive Compensation Tables — Grants of Plan-Based Awards in 2008” below. HLTH had not made any grants to the Named Executive Officers since the fourth quarter of 2006 (with no grant being made to Mr. Gattinella at that time) and WHC had not made any grants to any of HLTH’s Named Executive Officers since the grants made at the time of WHC’s initial public offering in September 2005. In making grants of WHC equity in December 2008, the WHC Compensation Committee took into consideration that those September 2005 grants will be fully vested in September 2009. The vesting schedule for the December 2008 WHC equity grants is 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting scheduled used by WHC (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with WHC’s initial public offering. In making grants of HLTH equity in December 2008, the HLTH Compensation Committee took into consideration the fact that the option grants made in 2006 were out-of-the-money in December 2008, with an exercise price of $11.86 (or, in the case of Mr. Funston, of $11.60). The grants made in December 2008 had an exercise price of $9.46 (the closing price on December 10, 2008, the date of grant), other than the grant to Mr. Wygod, which had an exercise price of $8.49 (the closing price on December 1, 2008, the date of grant).

Application of Compensation Policies to Individual Named Executive Officers.  Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The primary factors that may create differences in compensation are disparities in: (a) the level of responsibility of the individual Named Executive Officers, including for those also compensated by WHC, their responsibilities at WHC, (b) individual performance of the Named Executive Officers, and (c) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. Similar considerations apply with respect to compensation from WHC.

In 2008, no changes were made to the salaries of our Named Executive Officers, other than a $20,000 increase for Mr. Midgette. Accordingly, the application of compensation policies to individual Named Executive Officers in 2008 related primarily to: (a) their bonuses (see “— Bonuses” above for discussion of the determinations of the specific bonus amounts for the Named Executive Officers who served for all of 2008 and see the next two paragraphs in this section for discussions regarding bonus amounts for Messrs. Cameron and Lehrer, the two who served only for part of 2008); and (b) grants of equity made to them. With respect to the December 2008 equity grants, differences in the size of the grants related primarily to the nature and scope of the individual Named Executive Officer’s level of responsibility within our company and, with respect to Messrs. Wygod and Funston, their level of responsibility within WHC. In the case of Mr. Wygod, the grant to him of HLTH Restricted Stock and options to purchase HLTH Common Stock was made in connection with an amendment to his employment agreement that, among other things, extended its term to the end of 2012. See “— Employment Agreements with Named Executive Officers — Martin J. Wygod” below for a description of the other changes made by the December 2008 amendment to Mr. Wygod’s employment agreement. Messrs. Wygod and Funston each received equity grants from both HLTH and WHC in December 2008 because of their responsibilities and positions at both companies, with Mr. Wygod serving as Chairman of the Board of WHC and Mr. Funston as WHC’s Chief Financial Officer. For Mr. Funston, this was his first grant of options to purchase WHC Class A Common Stock. Mr. Gattinella received grants only from WHC. The WHC equity grants were determined by the WHC Compensation Committee, with such approval occurring in a joint meeting with the HLTH Compensation Committee and each Compensation Committee took into consideration, in approving the December 2008 grants, the grants being approved by the other Compensation Committee.

For Mr. Cameron, who served as Chief Executive Officer of HLTH at the beginning of 2008, until beginning medical leave in February 2008, his bonus was based on his performance prior to the medical leave, including his role in leading HLTH management’s efforts in connection with the 2008 EBSCo Sale and the successful completion of that sale. Mr. Cameron has continued to serve as a member of the HLTH Board while on medical leave, and the December 2008 grant of options to purchase 40,000 shares of HLTH Common

Stock to him was intended to provide similar equity compensation as received by HLTH’s Non-Employee Directors, who each received two grants of options to purchase 20,000 shares of HLTH Common Stock (a discretionary grant in December 2008 and an automatic annual grant on January 1, 2009). See “Non-Employee Director Compensation — Option Grants” in Item 10 above.

The Compensation Committee, in its compensation decisions in 2008 regarding Mr. Lehrer, the CEO of ViPS, focused on providing incentives to him relating to the sales process for ViPS, including with respect to cash bonuses. Because those decisions related to compensation received by Mr. Lehrer after he left HLTH in connection with the closing of the VIPS Sale, they are described under “— Compensation Following Termination of Employment or a Change in Control — Application in 2008 — Mr. Lehrer” below.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in HLTH’s benefit plans on the same basis as our other employees (including matching contributions to a 401(k) Plan and company-paid group term life insurance). HLTH, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2008 are described in the footnotes to the Summary Compensation Table and consisted primarily of car allowances. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

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

In determining whether to approve executive officer employment agreements (or amendments or extensions to those agreements), the Compensation Committee considers HLTH’s need for the services of the specific individual and the alternatives available to HLTH, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change in control, the Compensation Committee considers both the costs that could potentially be incurred by HLTH, as well as the potential benefits to HLTH, including benefits to HLTH from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change in control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to HLTH during the period an acquisition is pending.

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

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to each of our Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2008. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits solely upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below, the Compensation Committee has approved the following exceptions:

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of HLTH, all of his outstanding options and other equity compensation (including WHC equity) would become immediately vested and, if his employment terminates for any reason other than cause, the options would remain exercisable for the remainder of the originally scheduled term. The employment agreement also contains provisions providing that he may resign and receive severance payments, but it requires Mr. Wygod to provide certain consulting services during any period in which he is receiving severance (but at no more than 20% of the level of services that he devoted during the three years prior to the date of termination).

•	With respect to Messrs. Cameron and Mele, their employment agreements include terms providing that:

•	they would be able to resign following a change in control, after the completion of a transition period with the successor, and receive the same benefits that they would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the descriptions of their respective employment agreements that follow); and

•	they would receive accelerated vesting of the options to purchase shares of WHC Class A Common Stock granted to them on September 28, 2005 in the event of a change in control of WHC or if WHC is no longer an affiliate of HLTH since, as a result of such a transaction, they would no longer have a direct involvement with WHC’s business.

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for one year following a change in control of WHC, his options to purchase WHC Class A Common Stock granted on December 10, 2008 would continue to vest until the second anniversary of the change in control, even if he resigns from the employ of WHC prior to such vesting date. In addition, that portion of the restricted stock grant made on December 10, 2008 that would have vested through the second anniversary of the change in control will accelerate to the date of his resignation.

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

Application in 2008.  During 2008, all employment agreements with the Named Executive Officers were amended in a manner intended to bring such agreements into compliance with Section 409A of the Internal Revenue Code (which we refer to below as Section 409A). In addition:

•	Mr. Wygod. The amendment to Mr. Wygod’s employment agreement in December 2008 included certain changes to HLTH’s obligations in the event of certain terminations of employment, including: (i) setting the severance period at three years (the prior agreement provided for a severance period equal to the remainder of the term, or if longer, two years); and (ii) including bonus as a component of the 3 year severance payment calculation (based on the average of the bonuses received over the prior three years) in recognition of the fact that bonuses have been a significant portion of the compensation paid to Mr. Wygod. See “— Employment Agreements with Named Executive Officers — Martin J. Wygod” below for additional description of the December 2008 amendment. The remaining provisions related to post-termination compensation (including the Section 280G gross-up provision described above) in that employment agreement were carried forward from the existing employment agreement with Mr. Wygod. The Compensation Committee believed that it was appropriate to maintain those provisions in the employment agreement in connection with extending the term of the agreement and that the rights provided to Mr. Wygod under those provisions, taken together with the changes made to the employment agreement, were reasonable in order to retain the services of Mr. Wygod and in light of the other provisions of the employment agreement.

•	Mr. Midgette. Mr. Midgette’s employment agreement was amended in March 2008, in connection with the Porex divestiture process, to provide enhanced severance benefits and acceleration of equity upon a change in control of Porex. His employment agreement, as amended, provides that if, within 15 months following a change in control of Porex, he is terminated without cause or required to take a salary reduction or to relocate beyond a specified distance, he would be entitled to continuation of his base salary, as severance, for a period of two years (rather than the one year of severance payable if the termination did not follow a change in control of Porex) and payment of his COBRA premiums for up to 18 months. With respect to the options to purchase HLTH Common Stock and HLTH Restricted Stock granted to him on December 10, 2008, if there is a change in control of Porex prior to the first vesting date (December 10, 2009), he would receive the first vesting of such grants, accelerated to the closing date of the change in control transaction. The Compensation Committee also approved an aggregate of $100,000 in potential retention bonuses, which would generally be payable to Mr. Midgette if he remains employed for 60 days following a sale of Porex and/or Porex Surgical (or if he is terminated without cause or resigns for good reason on or after the closing date but before such 60th day). The Compensation Committee believed that the terms and conditions described above are appropriate incentives for Mr. Midgette to remain with Porex during the divestiture process and to assist HLTH in that process. For additional information, see “Employment Agreements with Named Executive Officers — William Midgette” below.

•	Mr. Lehrer. Mr. Lehrer’s employment agreement was amended in March 2008, in connection with the ViPS divestiture process, to provide enhanced severance benefits and acceleration of equity upon a change in control of ViPS. Mr. Lehrer left HLTH in July 2008 in connection with the consummation of the ViPS Sale. As contemplated by the March 2008 amendment, Mr. Lehrer’s post-termination compensation included: (a) a retention bonus of $100,000 payable 60 days after closing of the ViPS Sale; (b) a success bonus of $150,000, the amount of which was determined by the Compensation Committee, in its discretion, following the completion of the ViPS Sale, based on its evaluation that Mr. Lehrer made significant efforts in connection with the divestiture process and the successful completion of that process; (c) accelerated vesting, on the closing date of the ViPS Sale, of 13,334 shares of HLTH Restricted Stock that were scheduled to vest between the closing date and June 6, 2009 (with an aggregate value of $152,140 on the closing date); and (d) accelerated vesting, on the closing date of the ViPS Sale, of options to purchase 78,750 shares of HLTH Common Stock that were scheduled to vest between the closing date and June 6, 2009 (with an aggregated realized value on the date of exercise of $156,250). The Compensation Committee believed that the terms and conditions described above were appropriate incentives for Mr. Lehrer to remain with ViPS during the divestiture process and to assist HLTH in that process.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, HLTH’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by HLTH. However, cash bonuses for HLTH’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of HLTH’s executive officers for 2008 was appropriate under the circumstances and in the best interests of HLTH and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to HLTH to offset income for Federal income tax purposes. See Note 18 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2008; Outstanding Equity Awards at End of 2008; and Option Exercises and Stock Vested in 2008.

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

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during the years covered, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers by HLTH and its subsidiaries (including WHC and its subsidiaries). Amounts reflecting equity grants by HLTH are noted with an “H” and amounts reflecting equity grants by WHC are noted with a “W.”

							(e)		(f)		(g)
(a)			(c)		(d)		Stock		Option		All Other		(h)
Name and	(b)		Salary		Bonus		Awards		Awards		Compensation		Total
Principal Position	Year		($)		($)(1)		($)(2)		($)(2)		($)		($)

Kevin M. Cameron Chief Executive Officer (on medical leave)(3)(4)	2008		101,538		250,000		1,354,078H		1,834,261	H	235,888	(5)	3,848,974
									73,209	W

									1,907,470

	2007		660,000		520,000		1,478,740	H	2,227,811	H	17,627	(5)	5,038,119
									133,941	W

									2,361,752

	2006		660,000		3,530,000		714,830	H	1,682,494	H	17,552	(5)	6,843,998
									239,122	W

									1,921,616
Martin J. Wygod Chairman of the Board and Acting Chief Executive Officer(3)	2008		975,000		1,500,000		1,669,304	H	1,843,880	H	10,847	(6)	6,464,420
							138,791	W	326,598	W

							1,808,095		2,170,478

	2007		975,000		520,000		1,623,018	H	1,813,757	H	10,847	(6)	5,710,783
							229,931	W	538,230	W

							1,852,949		2,351,987

	2006		975,000		3,530,000		629,691	H	709,598	H	10,847	(6)	7,255,798
							439,809	W	960,853	W

							1,069,500		1,670,451
Mark D. Funston Executive VP and Chief Financial Officer	2008		375,000		130,000		176,625	H	190,360	H	7,930	(7)	888,018
									8,103	W

									198,463

	2007		375,000		100,000		173,881	H	182,503	H	169,948	(7)	1,001,332

	2006	(8)	46,875		35,000		22,867	H	24,000	H	526	(7)	129,268
Wayne T. Gattinella Chief Executive Officer and President of WebMD	2008		560,000		135,000	(9)	138,791	W	326,598	W	9,758	(10)	1,170,147

	2007		560,000		135,000	(9)	7,457	H	84,850	H	9,214	(10)	1,564,682
							229,931	W	538,230	W

							237,388		623,080

	2006		560,000		340,000		46,977	H	229,800	H	8,313	(10)	2,585,752
							439,809	W	960,853	W

							486,786		1,190,653
Arthur Lehrer Formerly CEO of ViPS	2008		173,077	(11)	250,000	(11)	200,115	H	287,862	H	7,587	(12)	918,641

				(e)		(f)		(g)
(a)		(c)	(d)	Stock		Option		All Other		(h)
Name and	(b)	Salary	Bonus	Awards		Awards		Compensation		Total
Principal Position	Year	($)	($)(1)	($)(2)		($)(2)		($)		($)

Charles A. Mele Executive VP, General Counsel and Secretary	2008	450,000	350,000	401,951	H	452,183	H	16,663	(13)	1,729,365
						58,568	W

						510,751

	2007	450,000	233,000	402,430	H	523,569	H	16,663	(13)	1,732,815
						107,153	W

						630,722

	2006	450,000	1,350,000	121,643	H	312,736	H	16,663	(13)	2,442,339
						191,297	W

						504,033
William Midgette CEO of Porex	2008	280,000	91,000	1,814	H	4,087	H	25,333	(14)	402,234

(1)	The amounts reported in Column (d) above for Messrs. Cameron, Mele and Wygod in 2006 reflect both regular annual bonuses for that year, as well as special bonuses that were made in recognition of the contributions of those Named Executive Officers to the completion of the EPS Sale and the 2006 EBS Sale and the related repositioning of our company. The amounts of the special bonuses, which were determined by the Compensation Committee of the HLTH Board in its discretion, were as follows: Mr. Cameron — $2,750,000; Mr. Mele — $1,000,000; and Mr. Wygod — $2,750,000.

(2)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by HLTH for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 15 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock and stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Common Stock (or the price of WHC Class A Common Stock in the case of WHC equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of HLTH Restricted Stock and WHC Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(3)	In February 2008, Mr. Cameron went on medical leave and Mr. Wygod began serving as HLTH’s Acting Chief Executive Officer, while also continuing as Chairman of the Board.

(4)	Mr. Cameron’s salary and bonus for 2008 reflect compensation for service prior to the medical leave that began in February 2008. Mr. Cameron has continued to serve as a member of the Board of Directors of HLTH and, in his capacity as a director, received a grant of options to purchase HLTH Common Stock in December 2008. See “— Grant of Plan Based Awards — Table” below for additional information, including the grant date fair value of these option awards under SFAS 123R.

(5)	For 2008, consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) $285 for company-paid supplemental disability insurance; (c) $360 for company-paid group term life insurance; (d) an automobile allowance of $8,308; (e) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (f) $223,385 paid to him under HLTH’s short-term disability plan. For 2007, consists of: (a) $3,375 in company matching contributions under the HLTH 401(k) Plan; (b) $1,712 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; and (d) an automobile allowance of $12,000. For 2006 consists of: (a) $3,300 in company matching contributions under the HLTH 401(k) Plan; (b) $1,712 for company-paid supplemental disability insurance; (c) $540 for company-paid group term life insurance; and (d) an automobile allowance of $12,000.

(6)	For each of 2008, 2007 and 2006, consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(7)	For 2008, consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (d) $810 for company-paid group term life insurance. For 2007, consists of: (a) $3,338 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) $810 for company-paid group term life insurance; and (d) $88,545 for reimbursement of relocation costs plus $73,685 for reimbursement of amounts required to pay income taxes resulting from the payment for such relocation costs. For 2006, consists of: (a) $433 in company matching contributions under the HLTH 401(k) Plan; and (b) $93 for company-paid group term life insurance.

(8)	The information for 2006 reflects compensation beginning in mid-November 2006, when Mr. Funston joined our company.

(9)	See “— Background Information Regarding the Summary Compensation Table — WHC Supplemental Bonus Plan (SBP)” below for a description of contributions made to a Supplemental Bonus Trust on behalf of Mr. Gattinella for each of 2007 and 2008, but not reflected in this table since such contributions are subject to forfeiture during the periods covered by this table.

(10)	For 2008, consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2007, consists of: (a) $2,906 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2006, consists of: (a) $3,085 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(11)	Mr. Lehrer left HLTH in July 2008 in connection with the consummation of the ViPS Sale. Mr. Lehrer’s salary and bonus for 2008 reflect compensation for service prior to his leaving our company. The amount reported for bonus in Column (d) consisted of (a) a retention bonus of $100,000, approved by the Compensation Committee near the beginning of the sale process relating to ViPS and payable 60 days after closing of a sale transaction; and (b) a success bonus of $150,000, determined at the discretion of the Compensation Committee following the completion of the ViPS Sale. For additional information, see “Employment Agreements with Named Executive Officers — Arthur Lehrer” below.

(12)	Consists of: (a) $5,227 in company matching contributions under the ViPS 401(k) Plan; (b) $972 for company-paid supplemental disability insurance; (c) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (d) $1,288 for company-paid group term life insurance.

(13)	For each of 2008, 2007 and 2006, consists of: (a) $3,421 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(14)	Consists of: (a) $5,161 in company matching contributions under the Porex 401(k) Plan; (b) $2,536 for company-paid group term life insurance; (c) an automobile allowance of $14,400; and (d) $3,236 for country club dues.

Background Information Regarding the Summary Compensation Table

General.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers and provides a dollar amount for total compensation for each year covered. All amounts reported in the Summary Compensation Table for Mr. Gattinella reflect compensation from WHC, except for amounts reflecting grants of HLTH Restricted Stock and options to purchase HLTH Common Stock which he received prior to WHC’s initial public offering and which continue to vest in accordance with their terms. The amounts reported in the Summary Compensation Table for our other Named Executive Officer reflect compensation from HLTH, except for amounts reflecting grants of WHC Restricted Stock and options to purchase WHC Class A Common Stock.

Employment Agreements.  Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to HLTH entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2008 and the decisions made by the Compensation Committee relating to 2008 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers received the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

WHC Supplemental Bonus Plan (SBP).  As more fully described in “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Supplemental Bonus Program (SBP)” above, the WHC Compensation Committee approved the contribution, in March 2008, to the Supplemental Bonus Trust of SBP Awards for certain WHC officers and employees, including a $135,000 contribution for Mr. Gattinella. In March 2009, the Supplemental Bonus Trust distributed the March 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time, Mr. Gattinella received $136,869. In order to receive the applicable payment from the Supplemental Bonus Trust, the SBP participant was required to be employed by WHC on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). Accordingly, the amount received from the Supplemental Bonus Trust by Mr. Gattinella in March 2009 is not reflected in the 2008 Summary Compensation Table, but would be reflected in next year’s Summary Compensation Table if he is a Named Executive Officer for 2009. In February 2009, the WHC Compensation Committee approved the contribution, in March 2009, to the Supplemental Bonus Trust of SBP Awards, including a $135,000 contribution for Mr. Gattinella. The Supplemental Bonus Trust will distribute the March 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2010 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, each SBP participant must continue to be employed by WHC on March 1, 2010 (subject to the limited exceptions described above). Except for Mr. Gattinella, no Named Executive Officer of HLTH has been an SBP participant.

Grants of Plan-Based Awards in 2008

Table.  The following table presents information regarding the equity incentive awards granted by HLTH and by WHC to our Named Executive Officers during 2008. Awards of HLTH equity are indicated with “(H)” in columns (d) and (e) and awards of WHC equity are indicated with “(W)” in those columns. The material terms of each grant are described under “— Additional Information Regarding HLTH Awards” and “— Additional Information Regarding WHC Awards” below.

			(d)				(f)
			All Stock		(e)		Exercise or
			Awards:		All Option Awards:		Base Price of	(g)
		(c)	Number of		Number of Securities		Option	Grant Date Fair Value of
(a)	(b)	Grant	Shares of Stock		Underlying Options		Awards	Stock and Option Awards
Name	Approval Date	Date	(#)		(#)		($/Sh)	($)

Kevin M. Cameron	12/10/08	12/10/08	—		40,000	(H)	9.46	113,744
Martin J. Wygod	12/01/08	12/01/08	240,000	(H)	480,000	(H)	8.49	3,262,560
	12/10/08	12/10/08	60,000	(W)	240,000	(W)	23.61	3,842,784
Mark D. Funston	12/10/08	12/10/08	12,500	(H)	180,000	(H)	9.46	630,098
	12/10/08	12/10/08	—		60,000	(W)	23.61	606,546
Wayne T. Gattinella	12/10/08	12/10/08	60,000	(W)	240,000	(W)	23.61	3,842,784
Arthur Lehrer	—	—	—		—		—	—
Charles A. Mele	12/10/08	12/10/08	32,500	(H)	300,000	(H)	9.46	1,160,530
William Midgette	12/10/08	12/10/08	10,000	(H)	100,000	(H)	9.46	378,960

Additional Information Regarding HLTH Awards.  Each option to purchase HLTH Common Stock granted to our Named Executive Officers during 2008 was granted pursuant to the 2000 Plan. All such grants were made with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and HLTH’s option grant practices, the fair market value is equal to the closing price of a share of Common Stock of HLTH on the Nasdaq Global Select Market on the grant date. Each such stock option granted to our Named Executive Officers in 2008 is subject to a four (4) year vesting schedule (with 25% vesting on each of the first four anniversaries of the grant date), other than the grant made on December 10, 2008 to Mr. Cameron, which has the same vesting schedule that applied to the grants made on that date to HLTH’s outside directors: 25% of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option granted to our Named Executive Officers in 2008 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of HLTH or WHC, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each award of HLTH Restricted Stock to our Named Executive Officers in 2008 represents an award of HLTH Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the 2000 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of HLTH Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares. All the grants of HLTH Restricted Stock made in 2008 to the Named Executive Officers are subject to a 3 year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant, other than the grant made to Mr. Wygod on December 1, 2008, which is subject to a 4 year vesting schedule, with one-quarter vesting on each of the first four anniversaries of the date of grant. For information regarding the effect on vesting of HLTH Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of HLTH Restricted Stock are forfeited.

The 2000 Plan is administered by the Compensation Committee of the HLTH Board. The HLTH Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 2000 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2000 Plan are generally transferable only to a beneficiary of a Plan participant upon his or her death or to certain family members or family trusts. However, the Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

For information regarding shares available for grant under HLTH’s equity compensation plans, as of the end of 2008, see “Equity Compensation Plan Information” in Item 12 below.

Additional Information Regarding WHC Awards.  Each option to purchase WHC Class A Common Stock granted to our Named Executive Officers was granted pursuant to the WHC 2005 Plan and was part of a broad-based grant to most of WHC’s employees made on December 10, 2008, following an increase in the number of shares available for grant under the WHC 2005 Plan approved at the WHC 2008 Annual Meeting of Stockholders. All such grants were made with a per-share exercise price equal to the fair market value of a share of WHC Class A Common Stock on the grant date. For these purposes, and in accordance with the terms of the WHC 2005 Plan and WHC’s option grant practices, the fair market value is equal to the closing price of a share of WHC Class A Common Stock on the Nasdaq Global Select Market on the grant date. The vesting schedule for each of the stock options in the December 2008 grant to employees is as follows: 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting scheduled used by WHC (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with WHC’s initial public offering. Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change in control of WHC or HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each award of WHC Restricted Stock to our Named Executive Officers in 2008 represents an award of WHC Class A Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the WHC 2005 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of WHC Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares. The vesting schedule for these grants of WHC Restricted Stock is 25% on March 31 of each of 2010 through 2013, the same as for the options granted by WHC on the date (the reason for which is discussed above). For information regarding the effect on vesting of WHC Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of WHC or HLTH, see “Potential Payments and Other Benefits Upon Termination of

Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of WHC Restricted Stock are forfeited.

The WHC 2005 Plan is administered by the Compensation Committee of the WHC Board. The WHC Compensation Committee has authority to interpret the plan provisions and make all required determinations under the WHC 2005 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the WHC 2005 Plan are generally transferable only to a beneficiary of a Plan participant upon his or her death or to certain family members or family trusts. However, the WHC Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

Outstanding Equity Awards at End of 2008

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of HLTH equity are indicated with “(H)” at the beginning of column (b) in the table and awards of WHC equity are indicated with “(W)” at the beginning of that column.

(a)	(b)			(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)							Stock Awards(2)

				Number of								Market
				Securities					Number of			Value of
	Number of Securities			Underlying					Shares of			Shares of
	Underlying Unexercised			Unexercised		Option			Stock That		Stock	Stock That
	Options			Options		Exercise	Option	Option	Have Not		Award	Have Not
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Kevin M. Cameron	(H	)	—	40,000	(8)	9.46	12/10/08	12/10/18	—		—	—
	(H	)	540,000	360,000	(4)	11.86	10/23/06	10/23/16	120,000	(4)	10/23/06	1,255,200
	(W	)	6,750	13,750	(6)	17.50	9/28/05	9/28/15	—		—	—
	(H	)	1,155,000	345,000	(5)	6.99	10/01/04	10/01/14	63,250	(5)	10/01/04	661,595
	(H	)	200,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	87,168	—		3.43	9/20/01	9/20/11	—		—	—
	(H	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	125,000	—		11.55	6/05/00	6/05/10	—		—	—
	(H	)	325,000	—		17.55	4/04/00	4/04/10	—		—	—
	(H	)	625,000	—		12.21	4/04/00	4/04/10	—		—	—
Martin J. Wygod	(W	)	—	240,000	(9)	23.61	12/10/08	12/10/18	60,000	(9)	12/10/08	1,415,400
	(H	)	—	480,000	(6)	8.49	12/01/08	12/01/18	240,000	(6)	12/01/08	2,510,400
	(H	)	540,000	360,000	(4)	11.86	10/23/06	10/23/16	120,000	(4)	10/23/06	1,255,200
	(H	)	175,000	300,000	(6)	8.77	1/27/06	1/27/16	50,000	(7)	1/27/06	523,000
	(W	)	165,000	55,000	(6)	17.50	9/28/05	9/28/15	13,750	(6)	9/28/05	324,363
	(H	)	3,000,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	585,000	—		13.85	6/15/99	6/15/09	—		—	—
	(H	)	25,000	—		22.90	7/01/98	7/01/13	—		—	—
	(H	)	25,000	—		15.50	7/01/97	7/01/12	—		—	—
	(H	)	25,000	—		14.80	7/01/96	7/01/11	—		—	—
	(H	)	25,000	—		10.00	7/03/95	7/03/10	—		—	—
Mark D. Funston	(H	)	—	180,000	(6)	9.46	12/10/08	12/10/18	12,500	(7)	12/10/08	130,750
	(W	)	—	60,000	(9)	23.61	12/10/08	12/10/18	—		—	—
	(H	)	90,000	90,000	(6)	11.60	11/13/06	11/13/16	30,000	(6)	11/13/06	313,800
Wayne T. Gattinella	(W	)	—	240,000	(9)	23.61	12/10/08	12/10/18	60,000	(9)	12/10/08	1,415,400
	(W	)	165,000	55,000	(6)	17.50	9/28/05	9/28/15	13,750	(6)	9/28/05	324,363
	(H	)	250,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	204,881	—		4.81	8/20/01	8/20/11	—		—	—
Arthur Lehrer			—	—		—	—	—	—		—	—

(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)
	Option Awards(1)						Stock Awards(2)

				Number of						Market
				Securities				Number of		Value of
	Number of Securities			Underlying				Shares of		Shares of
	Underlying Unexercised			Unexercised	Option			Stock That	Stock	Stock That
	Options			Options	Exercise	Option	Option	Have Not	Award	Have Not
	(#)			(#)	Price	Grant	Expiration	Vested	Grant	Vested
Name	Exercisable			Unexercisable	($)	Date	Date	(#)	Date	($)(3)

Charles A. Mele	(H	)	—	300,000 (6)	9.46	12/10/08	12/10/18	32,500 (7)	12/10/08	339,950
	(H	)	180,000	120,000 (4)	11.86	10/23/06	10/23/16	40,000 (4)	10/23/06	418,400
	(W	)	33,000	11,000 (6)	17.50	9/28/05	9/28/15	—	—	—
	(H	)	250,000	—	8.59	3/17/04	3/17/14	—	—	—
	(H	)	110,000	—	3.43	9/20/01	9/20/11	—	—	—
	(H	)	200,000	—	12.75	8/21/00	8/21/10	—	—	—
	(H	)	625,000	—	11.55	6/05/00	6/05/10	—	—	—
	(H	)	97,500	—	34.23	10/04/99	10/04/09	—	—	—
	(H	)	187,500	—	18.20	10/04/99	10/04/09	—	—	—
	(H	)	208,000	—	13.85	6/15/99	6/15/09	—	—	—
William Midgette	(H	)	—	100,000 (6)	9.46	12/10/08	12/10/18	10,000 (7)	12/10/08	104,600
	(H	)	250,000	—	8.59	3/17/04	3/17/14	—	—	—
	(H	)	60,000	—	5.92	8/19/02	8/19/12	—	—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan, our 1996 Stock Plan, WHC’s 2005 Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated by HLTH for cause, options (including the vested portion) are generally forfeited. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. The stock awards held by some of our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of HLTH or WHC, as the case may be, and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by (A) $10.46, the closing market price of HLTH Common Stock on December 31, 2008 (the last trading day of 2008), for HLTH Restricted Stock, or (B) $23.59, the closing market price of WHC Class A Common Stock on that date, for WHC Restricted Stock.

(4)	Vesting schedule is: 27% of the original amount granted on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(5)	Vesting schedule is: 17% of the original amount granted on first anniversary of the date of the grant, 18.5% on second anniversary, 20% on third anniversary; 21.5% on fourth anniversary; and 23% on fifth anniversary.

(6)	Vesting schedule is: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(7)	Vesting schedule is: 1/3 of the original amount granted on each of the first, second and third anniversaries of the date of grant.

(8)	Vesting schedule is: 1/4 of the original amount granted on first anniversary of the grant and 1/48 of the original amount granted on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant).

(9)	Vesting schedule is: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2008

The following table presents information regarding the exercise of options to purchase HLTH Common Stock and options to purchase WHC Class A Common Stock by our Named Executive Officers during 2008, and regarding the vesting during 2008 of HLTH Restricted Stock and WHC Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to HLTH equity are noted with an “H” and amounts with respect to WHC equity are noted with a “W.”

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired on		Value Realized
	on Exercise	on Exercise	Vesting		on Vesting
Name	(#)	($)(1)	(#)		($)(2)
(a)	(b)	(c)	(d)		(e)

Kevin M. Cameron	34,500W	419,676W	158,125	H	1,477,369	H
Martin J. Wygod	—	—	149,000	H	1,379,760	H
			13,750	W	450,313	W

					1,830,073
Mark D. Funston	—	—	15,000	H	127,950	H
Wayne T. Gattinella	35,000H	125,526H	13,750	W	450,313	W
Arthur Lehrer	212,500H	625,006H	26,667	H	316,404	H
Charles A. Mele	—	—	33,000	H	271,920	H
William Midgette	—	—	—		—

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of HLTH Common Stock or WHC Class A Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of HLTH Common Stock or WHC Class A Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of HLTH Common Stock or WHC Class A Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide tables containing estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. No table is provided for Mr. Lehrer, who is no longer an executive officer of HLTH. Instead, we have included a description of the compensation that he actually received after he left HLTH in connection with the ViPS Sale. For a general discussion of matters relating to compensation that may become payable by HLTH after termination of employment or a change in control, see “Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2008, that the price per share of HLTH Common Stock is $10.46 (the closing price per share on December 31, 2008, the last trading day in 2008); and that the price per share of WHC Class A Common Stock is $23.59 (the closing price per share on December 31, 2008). We have also treated the right to continue to vest in options as being accelerated to December 31, 2008 for purposes of this disclosure only.

If the benefits payable to Mr. Cameron, Mr. Mele, or Mr. Wygod in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), HLTH has agreed to make an additional payment to the executive so that the net amount of such payment (after taxes) that such individual receives is sufficient to pay the excise tax due. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2008: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. We have also assumed that they have no accrued and unused vacation at December 31, 2008.

Mr. Lehrer left HLTH in July 2008 in connection with the consummation of the ViPS Sale. Mr. Lehrer’s employment agreement with ViPS had been amended in March 2008, in connection with the ViPS divestiture process, to provide enhanced severance benefits and acceleration of equity upon a change in control of ViPS. As contemplated by the March 2008 amendment, Mr. Lehrer received the following in connection with his departure from HLTH: (i) a retention bonus of $100,000, payable 60 days after the closing of the ViPS Sale; (ii) a success bonus of $150,000 (the amount of which was determined by the HLTH Compensation Committee, in its discretion, following the closing of the ViPS Sale); (iii) accelerated vesting, on the closing date of the ViPS Sale, of 13,334 shares of HLTH Restricted Stock that were scheduled to vest between the closing date and June 6, 2009 (with an aggregate value of $152,140 on the closing date); and (d) accelerated vesting, on the closing date of the ViPS Sale, of options to purchase 78,750 shares of HLTH Common Stock that were scheduled to vest between the closing date and June 6, 2009 (with an aggregated realized value on the date of exercise of $156,250). For additional information, see “— Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control — Application in 2008 — Mr. Lehrer” above.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer, other than Mr. Lehrer (who left HLTH in July 2008 in connection with the ViPS Sale), upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each such Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that HLTH’s and WHC’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Cameron, Mele and Wygod are eligible to continue to participate in certain of our health and welfare plans (or comparable plans) for a specified period and Messrs. Funston, Gattinella and Midgette are eligible to receive payment for their COBRA premiums for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to HLTH of these benefits per employee and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Kevin M. Cameron, Chief Executive Officer

												Termination of
												Employment
			Voluntary									without
			Termination in									“Cause” or for
			Connection							Involuntary		“Good Reason”
	Voluntary		with a		Other		Permanent		Involuntary	Termination		Following a
	Termination for		“Change in		Voluntary		Disability		Termination	without		“Change in
Executive Benefits and Payments	“Good Reason”		Control”(1)		Termination		or Death		for “Cause”	“Cause”		Control”

Cash Severance	2,500,000	(2)	4,060,000		520,000	(3)	2,500,000	(2)	-0-	2,500,000	(2)	4,060,000
Stock Options	1,281,000		1,321,000	(4)	-0-		1,321,000		-0-	1,281,000		1,321,000	(4)
Restricted Stock	1,917,000		1,917,000		-0-		1,917,000		-0-	1,917,000		1,917,000
Health and Welfare Benefits Continuation	38,000		38,000		-0-		38,000		-0-	38,000		38,000
280G Tax Gross-Up(5)	-0-		-0-		-0-		-0-		-0-	-0-		-0-
Other	-0-		-0-		-0-		-0-		-0-	-0-		-0-
TOTAL	5,736,000		7,336,000		520,000		5,776,000		-0-	5,736,000		7,336,000

(1)	Mr. Cameron may resign from his employment upon 30 days notice after 11 months following a Change in Control of HLTH and receive the benefits as if he was terminated without Cause or for Good Reason following a Change in Control (3 years of salary and bonus, plus the bonus for the year of termination). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2008 and assume that the requirement for the transition period has been met.

(2)	Represents 3 years of salary and an annual bonus for 2008. We have assumed, solely for purposes of preparing this table, that the amount of such annual bonus is $520,000 (based on what was actually paid for 2007, the year prior to the year of the assumed termination). Mr. Cameron’s actual bonus for 2008 was $250,000. See Note 4 to the Summary Compensation Table, above.

(3)	Mr. Cameron is entitled to receive his annual bonus (if any) so long as he remains employed through December 31 of the applicable year. Solely for purposes of preparing this table, we have assumed that the amount of such bonus is $520,000, the actual amount of the annual bonus paid to him for 2007 (the year prior to the year of the assumed termination).

(4)	The option to purchase HLTH Common Stock granted to Mr. Cameron on December 10, 2008 is governed by the same terms as the grants made to HLTH’s Non-Employee Directors. Accordingly, the vesting of this grant will automatically accelerate upon a Change in Control.

(5)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2008 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2008 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Martin J. Wygod, Chairman of the Board and Acting Chief Executive Officer

							Termination of
							Employment
		Voluntary					without
		Termination in					“Cause” or for
	Voluntary	Connection				Involuntary	“Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
	for “Good	“Change in	Voluntary	Disability or	Termination	without	“Change in
Executive Benefits and Payments(1)	Reason”	Control”	Termination	Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	5,258,000	5,258,000	-0-	5,258,000	-0-	5,258,000	5,258,000
Stock Options	1,788,000	1,788,000	-0-	1,788,000	-0-	1,788,000	1,788,000
Restricted Stock	6,028,000	6,028,000	-0-	6,028,000	-0-	6,028,000	6,028,000
Health and Welfare Benefits Continuation	38,000	38,000	-0-	38,000	-0-	38,000	38,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	13,112,000	13,112,000	-0-	13,112,000	-0-	13,112,000	13,112,000

(1)	If there is a Change in Control of WHC only (and not HLTH) or if Mr. Wygod resigns as a result of a material reduction in his title or responsibilities by WHC, WHC’s only obligation relates to vesting and exercisability of the WHC equity grants made to him. If either of such events occurred on December 31, 2008, he would have received an aggregate value of $1,740,000 representing WHC accelerated restricted stock and $335,000 representing WHC accelerated options.

(2)	Represents salary and bonus for three years as well as a bonus for the year of termination (the bonus is determined by averaging bonus amounts for the prior three years). Mr. Wygod is required to provide certain consulting services during the period he is receiving severance payments, but at no more than 20% of the level he provided in the three year period prior to the date of termination.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance and the bonus for the year of termination are the only portion of the benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod, the restrictive covenants to which the executive is bound following the termination of employment and the services rendered for 2008. Accordingly, we have not treated the salary continuation portion and such bonus as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Mark D. Funston, Executive VP and Chief Financial Officer

							Termination of
		Voluntary					Employment
		Termination in					without
	Voluntary	Connection				Involuntary	“Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability or	Termination	without	“Change in
Payments	Reason”	Control”	Termination	Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	-0-	-0-	-0-	750,000	-0-	750,000	750,000
Stock Options	-0-	-0-	-0-	180,000	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	445,000	-0-	314,000	314,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	21,000	-0-	21,000	21,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	-0-	-0-	-0-	1,396,000	-0-	1,085,000	1,085,000

(1)	$750,000 represents two years of salary.

Wayne T. Gattinella, Chief Executive Officer and President of WebMD

								Termination of
								Employment
								without
		Voluntary						“Cause” or
		Termination in						for “Good
		Connection					Involuntary	Reason”
	Voluntary	with a	Other	Permanent		Involuntary	Termination	Following a
	Termination for	“Change in	Voluntary	Disability		Termination	without	“Change in
Executive Benefits and Payments	“Good Reason”	Control”(1)	Termination	or Death		for “Cause”	“Cause”	Control”

Cash Severance(2)	830,000	-0-	-0-	135,000	(3)	-0-	830,000	830,000
Stock Options	335,000	335,000	-0-	335,000		-0-	335,000	335,000
Restricted Stock	-0-	708,000	-0-	1,740,000		-0-	-0-	708,000
Health and Welfare Benefits Continuation	18,000	-0-	-0-	-0-		-0-	18,000	18,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-		-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-		-0-	-0-	-0-
TOTAL	1,183,000	1,043,000	-0-	2,210,000		-0-	1,183,000	1,891,000

(1)	In the event of a Change in Control of WHC, the unvested portion of the options granted to Mr. Gattinella at the time of WHC’s initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. In addition, in the event of a Change in Control of either WHC or HLTH, the December 2008 option and restricted stock awards will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2008 and assume that the requirement for the applicable transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2008. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $270,000, the amount of Mr. Gattinella’s actual cash bonus for 2007 (the year prior to the year of the assumed termination) together with the amount contributed on his behalf to the WHC Supplemental Bonus Trust (for additional information, see “— Summary Compensation Table — WHC Supplemental Bonus Plan (SBP)” above).

(3)	Represents the amount contributed on Mr. Gattinella’s behalf to the WHC Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment as a result of disability.

Charles A. Mele, Executive VP, General Counsel and Secretary

											Termination of
											Employment
											without
			Voluntary								“Cause” or
			Termination								for “Good
	Voluntary		in Connection						Involuntary		Reason”
	Termination		with a		Other	Permanent		Involuntary	Termination		Following a
	for “Good		“Change in		Voluntary	Disability		Termination	without		“Change in
Executive Benefits and Payments	Reason”		Control”(1)		Termination	or Death		for “Cause”	“Cause”		Control”

Cash Severance	2,491,000	(2)	2,491,000	(2)	-0-	2,491,000	(2)	-0-	2,491,000	(2)	2,491,000
Stock Options	142,000		367,000		-0-	367,000		-0-	142,000		367,000
Restricted Stock	418,000		758,000		-0-	758,000		-0-	418,000		758,000
Health and Welfare Benefits Continuation	72,000		72,000		-0-	72,000		-0-	72,000		72,000
280G Tax Gross-Up(3)	-0-		-0-		-0-	-0-		-0-	-0-		-0-
Other	-0-		-0-		-0-	-0-		-0-	-0-		-0-
TOTAL	3,123,000		3,688,000		-0-	3,688,000		-0-	3,123,000		3,688,000

(1)	Mr. Mele may resign from his employment after 6 months following a Change in Control of HLTH and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control (salary and bonus for three years and full vesting of then outstanding equity grants, including grants from WHC). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2008 and assume that the 6 month transition period requirement has been met.

(2)	Represents 3 years of salary and 3 years of annual bonuses, plus an annual bonus for 2008. We have assumed, solely for purposes of preparing this table, that the amount of such annual bonus is $233,000 (based on what was actually paid for 2007, the year prior to the year of the assumed termination).

(3)	We have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance (for up to 2 years) constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. In addition, the portion of the cash severance attributable to his bonus for 2008 is excluded from the calculation as “reasonable compensation” for services rendered during such year. Accordingly, we have not treated that portion of the salary continuation or the 2008 bonus amount as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

William Midgette, CEO of Porex

							Termination of
		Voluntary					Employment
		Termination					without
	Voluntary	in Connection				Involuntary	“Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Executive Benefits and Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”(1)

Cash Severance	300,000	-0-	-0-	-0-	-0-	300,000	700,000	(2)
Stock Options	-0-	-0-	-0-	100,000	-0-	-0-	25,000	(3)
Restricted Stock	-0-	-0-	-0-	105,000	-0-	-0-	35,000	(3)
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	-0-	20,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	300,000	-0-	-0-	205,000	-0-	300,000	780,000

(1)	As discussed in Note 3 to the Consolidated Financial Statements included in this Annual Report, HLTH is involved in a divestiture process relating to Porex. Mr. Midgette’s employment agreement contains certain provisions in contemplation of that divestiture. Accordingly, for purposes of this column, “Change in Control” is treated as being a change in control at the Porex level, rather than of HLTH. Mr. Midgette is not entitled to any additional payments or benefits in connection with a change in control of HLTH.

(2)	Represents two years of base salary plus retention bonuses of $100,000, to the extent not previously paid.

(3)	Represents the first vesting of the HLTH equity grant to Mr. Midgette on December 10, 2008.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to HLTH entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee (or, in the case of Mr. Gattinella, by the WHC Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2008, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Kevin M. Cameron

We are party to an employment agreement with Kevin M. Cameron entered into in September 2004, at the time he was elected by the Board to be our Chief Executive Officer, and amended on each of February 1, 2006 and December 16, 2008. The following is a description of Mr. Cameron’s employment agreement, as amended:

•	The agreement provides for an employment period through September 23, 2009, provided that a notice of non-renewal by HLTH will be treated as a termination without cause and have the consequences described below.

•	The agreement provides for an annual base salary of $660,000 and an annual bonus of up to 100% of base salary. For the portion of 2008 prior to Mr. Cameron’s medical leave (which began in mid-February), Mr. Cameron received a bonus of $250,000, an amount that was determined by the Compensation Committee in its discretion. Mr. Cameron is eligible for a bonus so long as he is employed on December 31 of the applicable year. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Application of Compensation Policies to Individual Named Executive Officers” above. For information regarding Mr. Cameron’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Cameron’s employment by us without “Cause” or by Mr. Cameron for “Good Reason,” prior to a “Change in Control” (as those terms are described below), he would be entitled to:

–	continue to receive his base salary at the rate in effect at the time of termination for a period of three years; and

–	continue to participate in our benefit plans (or comparable plans) during the severance period (or if earlier, until he is eligible for comparable benefits).

In addition: (i) all options to purchase HLTH Common Stock and all HLTH Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 would remain outstanding and continue to vest, and would otherwise be treated as if Mr. Cameron remained employed by HLTH through the three year period that his salary is continued; and (ii) the portion of the options to purchase WHC Class A Common Stock granted to Mr. Cameron by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus an additional period of 2 1/2 months or, if longer, through the remainder of the calendar year during which the termination occurred, but not beyond the expiration of the original 10 year term (we refer to this period of extension as the “Permitted 409A Extension Period”). In addition, pursuant to the applicable award agreement, the option to purchase HLTH Common Stock granted to Mr. Cameron on October 23, 2006 would remain outstanding and continue to vest until the next vesting date, and the next vesting of the HLTH Restricted Stock grant made on the same date would accelerate to the date of termination.

•	For purposes of the employment agreement: (a) “Cause” includes (i) any willful misconduct relating, directly or indirectly, to HLTH or any of its affiliates, that remains uncured, if susceptible to cure, after 30 days following written notice from HLTH detailing such misconduct; (ii) any breach of any material provision contained in the employment agreement or any material policy, which breach remains uncured, if susceptible to cure, after 30 days following written notice from HLTH detailing such breach, or (iii) conviction of a felony or crime involving moral turpitude; and (b) “Good Reason” includes any of the following which remains uncured 30 days after written notice is provided to HLTH: (i) HLTH’s material breach of the employment agreement, (ii) a material demotion of his position, and (iii) required relocation from his present residence or a requirement that he commute, on a regular basis, to HLTH’s headquarters and such headquarters is outside of the New York City metropolitan area.

•	For purposes of the employment agreement:

–	a “Change in Control” of HLTH includes (i) a change in the majority of the Board of Directors of HLTH without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of HLTH and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which HLTH’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power, and (iv) consummation of a sale of all or substantially all of HLTH’s assets; and

–	a “Change in Control” of WHC includes (i) a change in the majority of the Board of Directors of WHC without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WHC, (iii) consummation of a reorganization, merger or similar transaction as a result of which WHC’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power, (iv) consummation of a sale of all or substantially all of WHC’s assets, and (v) adoption of a plan of liquidation by WHC;

provided that no public offering nor any split-off, spin-off, or other divestiture of WHC distributed to stockholders of either HLTH or WHC or any merger or similar combination only between HLTH and WHC will constitute a Change in Control of WHC or HLTH.

•	Mr. Cameron may terminate his employment upon 30 days’ notice after 11 months following a Change in Control of HLTH and, if this occurs he would be entitled to the same benefits as if terminated without Cause, but with the following additional payments:

–	Mr. Cameron would be entitled to annual bonus payments for the three year period of salary continuance, each in an amount equal to the amount of his bonus for the year prior to the termination or, if higher, the bonus paid for the year immediately prior to the Change in Control;

–	all options to purchase HLTH Common Stock and HLTH Restricted Stock granted to Mr. Cameron at or prior to October 1, 2004 that have not vested prior to the date of termination would be vested as of the date of termination and all such options would remain exercisable as if he remained in our employ through the expiration date specified in the respective stock option plans and agreements;

–	any remaining unvested portion of the option to purchase WHC Class A Common Stock would be vested as of the date of termination and all such options would remain exercisable through the 90 day post-termination exercise period plus the Section 409A Extension Period;

–	pursuant to the applicable award agreement, Mr. Cameron would vest in the remaining unvested portion of the grants to him made on October 23, 2006; and

–	the option granted on December 10, 2008 will automatically accelerate upon the Change in Control as it was treated in the same manner as the grants made to our Non-Employee Directors given his medical leave.

In addition, Mr. Cameron would be entitled to these benefits if his employment is terminated without Cause following a Change in Control.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of HLTH, the options granted to Mr. Cameron by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Cameron’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to his stock options following the date of termination.

•	In the event of the termination of Mr. Cameron’s employment as a result of his death or permanent disability, he (or his estate) would be entitled to three years of salary continuation, three years of benefits continuation and three years of vesting of the equity granted on or prior to October 1, 2004 and three years of continued exercisability of such options to purchase HLTH Common Stock. For grants made after October 1, 2004, the 2000 Plan provided for full acceleration of vesting upon a termination of employment as a result of death or permanent disability. In accordance with the WHC 2005 Plan, the options to purchase WHC Class A Common Stock would vest on the date of termination as a result of death or disability and remain outstanding for one year.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date of cessation of Mr. Cameron’s employment. The severance payments and other post-employment benefits due to Mr. Cameron under the employment agreement are subject to Mr. Cameron’s continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Cameron incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Cameron will not be deductible by HLTH for federal income tax purposes.

•	The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments.

•	The employment agreement is governed by the laws of New Jersey.

Martin J. Wygod

On August 3, 2005, we amended and restated our original employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006 and December 1, 2008 (we refer to the latter as the 2008 Amendment). Under the amended agreement, Mr. Wygod serves as our Chairman of the Board, and also serves as the Chairman of the Board of WHC. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. He is also currently serving as Acting Chief Executive Officer of HLTH. The purposes of the 2008 Amendment included: (i) bringing the terms of the employment agreement into compliance with Section 409A by, among other things, clarifying the timing of certain payments, (ii) setting the severance period at three years (it had previously been the remainder of the five year term or, if longer, two years); and (iii) including bonus compensation (but excluding special or supplemental bonuses) as a component of the severance payment calculation, in recognition of the fact that bonuses have been a significant portion of the compensation paid to Mr. Wygod.

The following is a description of Mr. Wygod’s amended employment agreement. In this description, the term “Change in Control” has the same meanings, as applied to HLTH and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012, provided that a non-renewal by HLTH will be treated as a termination without “Cause” (as that term is described below) and have the consequences described below.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million until the completion of WHC’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2008, Mr. Wygod received an annual bonus of $1,500,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” above. For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Wygod’s employment by us without “Cause” or by Mr. Wygod for “Good Reason” (as those terms are described below), Mr. Wygod would become a consultant for us and would be entitled to receive: (i) continuation of his salary, at the rate then in effect, and continuation of benefits until the third anniversary of the date of such termination; and (ii) for the year of such termination (and, if termination is after the end of a fiscal year for which bonuses have not yet been paid, for such fiscal year) and for each of the two years following such termination, an amount equal to the average of the annual bonuses received by Mr. Wygod for the three years prior to such termination (with any special or supplemental bonuses excluded for the purposes of such calculation). Mr. Wygod would not be required, during such three year period, to perform services at a level that is more than 20% of the level of services that he performed for us during the three year period preceding such termination of employment. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WHC) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a Change in Control of HLTH or of WHC, would continue to be exercisable for such three year period. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event there is a Change in Control of HLTH, all outstanding options and other forms of equity compensation (including equity compensation granted by WHC) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until expiration of its original term. A Change in Control of HLTH is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WHC, any portion of Mr. Wygod’s equity that relates to WHC will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WHC is terminated for any reason other than Cause, such equity will remain outstanding until the expiration of its original term. In addition, in the event of a Change of Control of HLTH, amounts payable under the employment agreement would be required to be placed in a rabbi trust for the benefit of Mr. Wygod.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on our Board or Executive Committee of our Board, or (iv) the occurrence of a Change in Control of HLTH.

•	In the event Mr. Wygod terminates his engagement with WHC for “Good Reason” (as described in the following sentence), any portion of equity that relates to WHC will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the three year severance and consulting period. For the purposes of a termination of Mr. Wygod’s engagement with WHC by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WHC.

•	In addition, in the event of a transaction between HLTH and WHC that does not constitute a Change in Control but in which the two entities combine, Mr. Wygod will continue as a non-employee Chairman with no salary and (i) he will receive the cash severance benefits provided in the employment agreement and (ii) provisions contained in the employment agreement applicable to equity awards will remain in effect and will apply in the event that Mr. Wygod were to cease serving as Chairman of the Board.

•	In the event that Mr. Wygod’s employment with HLTH is terminated for any reason, but he remains Chairman of the Board of WHC, WHC will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased. The post-employment payments and benefits due to Mr. Wygod under the employment agreement are subject to his continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible by HLTH for federal income tax purposes.

Mark D. Funston

We are party to an employment agreement with Mark Funston entered into in November 2006, at the time he was initially hired to be our Chief Financial Officer, and amended in December 2008. Since August 2007, Mr. Funston has also been serving as WHC’s Chief Financial Officer. The following is a description of Mr. Funston’s employment agreement:

•	The agreement provides for an employment period for five years from November 13, 2006.

•	Under the agreement, Mr. Funston’s annual base salary is $375,000 and Mr. Funston is eligible to receive an annual bonus of up to 50% of his annual base salary. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2008, Mr. Funston received a bonus of $130,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” above. For information regarding Mr. Funston’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Funston’s employment by us without “cause” (as described below), he would be entitled to: (i) continuation of his base salary, as severance, for one year for each year of completed service with a minimum of one year and a maximum of three years (provided that if the termination occurs following a Change in Control (as defined in the 2000 Plan), the minimum severance pay period will be two years); (ii) payment of COBRA premiums as if he were an active employee with similar coverage for 18 months (or if earlier, until he is eligible for comparable coverage); (iii) the restricted stock granted in November 2006, at the inception of his employment, will vest and the restrictions thereon will lapse on the date of termination for that portion of the award that would have vested on the next two vesting dates (to the extent not previously vested); and (iv) the option granted in November 2006, at the inception of his employment, will continue to vest and remain outstanding through the next two vesting dates (to the extent not previously vested). If his employment is terminated as a result of his becoming disabled or his death, he (or his estate) will be entitled to the payments and benefits as if his employment had been terminated by HLTH without cause. The purposes of the December 2008 amendment were to (i) bring the terms of the employment agreement into compliance with Section 409A by, among other things, clarifying the timing of certain payments and (ii) clarify that if Mr. Funston is solely serving as the Chief Financial Officer of WHC and not of HLTH, the severance obligations will not be triggered. If, however, a transaction occurs that would result in the forfeiture of the HLTH equity granted to Mr. Funston in November 2006, the vesting of such equity will be treated, under the employment agreement, as if his employment was terminated without cause.

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

Wayne T. Gattinella

A subsidiary of WHC is party to an employment agreement, dated as of April 28, 2005 and amended on December 10, 2008, with Wayne Gattinella, who serves as CEO and President of our WebMD segment and of WHC. The following is a description of Mr. Gattinella’s employment agreement, as amended:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary, the actual amount to be determined by the WHC Compensation Committee in its discretion. For 2008, Mr. Gattinella received an annual bonus of $135,000, determined by WHC’s Compensation Committee in its discretion (and ratified by HLTH’s Compensation Committee). In addition, WHC’s Compensation Committee approved an SBP Award of $135,000 with respect to Mr. Gattinella. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” and “— Supplemental Bonus Program (SBP)” above. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WHC without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until one year following his termination (or if earlier, until he is eligible for comparable coverage). Amounts with respect to Mr. Gattinella’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, in the event that a termination of Mr. Gattinella’s employment by WHC without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WHC Class A Common Stock made in connection with WHC’s initial public offering, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	The December 2008 amendment described the material terms of the December 2008 equity awards to Mr. Gattinella. Specifically, Mr. Gattinella may resign one year after the occurrence of a Change in Control of WHC (as defined in the WHC 2005 Plan) or of HLTH (as defined in the 2000 Plan) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will accelerate to the date of resignation. The grant made at the time of WHC’s initial public offering had a similar provision (with a 6 month transition requirement), but given that the last vesting of such grant is September 28, 2009, such provision has no further effect.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WHC, (iii) a breach of a material WHC policy or a material breach of the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” means Mr. Gattinella’s resignation within one year of any of the following conditions or events remaining in effect after applicable notice periods: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WHC.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

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

Charles A. Mele

We are party to an employment agreement with Charles A. Mele, our Executive Vice President, General Counsel and Secretary, which was amended and restated as of February 1, 2006. The employment agreement was further amended as of December 16, 2008 and February 19, 2009. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments. The February 2009 Amendment made certain modifications to the December 10, 2008 equity awards made to Mr. Mele relating to the impact of certain terminations of employment (as described below). The following is a description of Mr. Mele’s employment agreement, as amended. In this description, the term “Change in Control” has the same meanings, as applied to HLTH and WHC, as in the description of Mr. Cameron’s employment agreement, above.

•	The agreement provides for an employment period through February 1, 2011, provided that a non-renewal by HLTH will be treated as a termination without “Cause” (as that term is described below) and have the consequences described below.

•	Mr. Mele receives an annual base salary of $450,000. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2008, Mr. Mele received an annual bonus of $350,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” above. For information regarding Mr. Mele’s equity compensation, see the “Executive Compensation Tables” above.

•	If Mr. Mele’s employment is terminated due to his death or disability, by us without “Cause” or by Mr. Mele for “Good Reason” (as those terms are described below), he would be entitled to: (a) continuation of his base salary, at the rate then in effect, for three years; (b) an amount for each of the three years equal to the greater of the average annual bonus he received in the three years prior to termination or the amount of the bonus he received in the last of those years; and (c) continued participation in our benefit plans (or comparable plans) for three years (or if earlier, until he is eligible for comparable benefits); provided that, pursuant to the December 2008 amendment, he will no longer be entitled to participate in our disability plans and will instead be entitled to a payment equal to the greater of $10,000 and 200% of HLTH’s cost of his coverage for up to three years. If such termination occurs after the end of a fiscal year but before payment of the bonus for that year, he would also be entitled to receive the bonus, if any, earned for that fiscal year. In addition:

–	all options to purchase HLTH Common Stock and HLTH Restricted Stock granted to Mr. Mele by HLTH prior to February 1, 2006 that have not vested prior to the date of termination would be vested as of the date of termination and the options would remain exercisable as if he remained in our employ through the expiration date specified in each applicable stock option agreement, except that the options granted to Mr. Mele on March 17, 2004 would remain exercisable only for 90 days plus the Permitted 409A Extension Period;

–	the portion of the options to purchase WHC Class A Common Stock granted to Mr. Mele by WHC on September 28, 2005 that would have vested on the next vesting date following the date of termination will vest on the date of termination and the vested portion of those options will remain exercisable for 90 days plus the Permitted 409A Extension Period; provided, however, that, if termination is for Good Reason or without Cause following a Change in Control of HLTH, all of the options that have not vested prior to the date of termination would be vested as of the date of termination; and

–	pursuant to the applicable award agreement, the option to purchase HLTH Common Stock granted to Mr. Mele on October 23, 2006 would remain outstanding and continue to vest until the next vesting date and the next vesting of the HLTH Restricted Stock grant made on the same date would accelerate to the date of termination (provided, however, that if his employment is terminated without Cause or for Good Reason following a Change in Control, then such awards are deemed fully vested on the date of termination). Pursuant to the February 2009 amendment, (i) the option to purchase HLTH Common Stock granted to Mr. Mele on December 10, 2008 will be treated in the same manner as the option granted on October 23, 2006 except that, in the case where there is a Change in Control of HLTH, the option will continue to vest (rather than accelerate) and remain exercisable for the remainder of its term as if Mr. Mele remained in our employ through the expiration date and (ii) in the case of a termination without Cause or for Good Reason following a Change in Control, the HLTH Restricted Stock granted to Mr. Mele on December 10, 2008 will be deemed fully vested on the date of termination.

•	In the event of a Change in Control of WHC or if WHC is no longer an affiliate of HLTH, the options granted to Mr. Mele by WHC on September 28, 2005 that have not vested prior to such event would be vested as of the date of such event and would remain exercisable for 90 days plus the Permitted 409A Extension Period.

•	If Mr. Mele’s employment is terminated by us for Cause or by him without Good Reason, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options or restricted stock following the date of termination.

•	For purposes of Mr. Mele’s employment agreement: (a) “Cause” includes (i) a material breach of the employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in title or responsibilities, (ii) a requirement that Mr. Mele report to anyone other than the Chief Executive Officer of HLTH, (iii) a reduction in base salary or material fringe benefits, (iv) a material breach of the employment agreement, (v) a requirement that Mr. Mele relocate to a location that is more than 25 miles from his current residence, or (vi) a Change in Control of HLTH occurs and he remains in the employ of HLTH for six months after the Change in Control.

•	Mr. Mele is subject to confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that survive for two years or, if applicable, for the three year period in which severance is payable under the agreement. The severance payments and other post-employment benefits due to Mr. Mele under the employment agreement are subject to Mr. Mele’s continued compliance with these covenants.

•	There is a tax gross-up provision relating to any excise tax that Mr. Mele incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Mele will not be deductible by HLTH for federal income tax purposes.

William Midgette

Porex is party to an employment agreement with William Midgette entered into in July 2002 at the time he was hired as the President and CEO of Porex, which was amended on each of March 15, 2008 and December 18, 2008. The following is a description of Mr. Midgette’s employment agreement, as amended:

•	The initial term of the agreement was 5 years, which expired on September 1, 2007; however, the agreement automatically renews on a monthly basis, unless notice of termination is given prior to the end of any renewal period.

•	Under the agreement, Mr. Midgette’s annual base salary is $300,000 and he is eligible for an annual bonus of up to 50% of his base salary. The amount of any bonus is in the discretion of the Compensation Committee. For 2008, Mr. Midgette received a bonus of $91,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses” above. For information regarding Mr. Midgette’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Midgette’s employment by Porex without “Cause” or by Mr. Midgette for “Good Reason” (as those terms are described below) absent a Change in Control of Porex (as described below), he would be entitled to continuation of his base salary, as severance, for a period of one year.

•	In the event of a Change in Control of Porex:

–	If Mr. Midgette’s employment is terminated by Porex without “Cause” or by him for “Change of Control Good Reason” (as such terms are described below) within 15 months following a Change in Control of Porex, Mr. Midgette would be entitled to continuation of his base salary, as severance, for a period of two years and payment of COBRA premiums for 18 months (or if earlier, until he is eligible for comparable coverage);

–	If there is a Change in Control of Porex on or before June 30, 2009 (or such later date to which Porex’s change of control retention plan may be extended), Mr. Midgette would be entitled to a retention bonus of $66,667 (or a greater amount as may be determined by the Board of Directors of HLTH). Mr. Midgette would be entitled to an additional retention bonus of $33,333 if there is a

Change in Control of Porex and a Sale of Porex Surgical (as defined below) on or before June 30, 2009 (or such later date, if extended) and Mr. Midgette remains employed with Porex or its successor for the later of (i) 60 days following the Change in Control of Porex or (ii) the Sale of Porex Surgical. If Mr. Midgette’s employment is terminated by Porex or its successor without Cause or by Mr. Midgette for Change of Control Good Reason following a Change in Control of Porex, but before the 60 day retention date, he is still entitled to receive the applicable retention bonuses. If there is only a Sale of Porex Surgical, Mr. Midgette is not entitled to either piece of the retention bonus.

–	The first vesting date of the stock option and restricted stock grants made to him on December 10, 2008 will be accelerated to the closing date of the Change in Control of Porex.

•	If Mr. Midgette’s employment is terminated by us for “Cause”, he (i) would not be entitled to any further compensation or benefits and (ii) would not be entitled to any additional rights or vesting with respect to the restricted stock or the stock options following the date of termination.

•	For purposes of Mr. Midgette’s employment agreement:

–	“Cause” includes (i) continued failure to satisfactorily perform his duties in any material respect following written notice and a reasonable period of time (but not in excess of 30 days) to correct such failure, (ii) misconduct, negligence, act of dishonesty, violence or threat of violence that is demonstrably injurious to Porex, (iii) a material breach of Porex’s policies or the employment agreement, that remains unremedied after notice and a reasonable period of time to correct (but not in excess of 30 days), (iv) failure to adhere to the lawful instructions of the Chairman of the HLTH Board of Directors, or (v) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude involving Porex, or which could otherwise reflect negatively on Porex or otherwise impair or impede its operations.

–	“Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, (ii) a material breach of the employment agreement by Porex, or (iii) the relocation of his place of work more than 50 miles from his work location, so long as his place of relocation is also a further distance from his residence.

–	“Change of Control Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, or (ii) the relocation of his place of work more than 50 miles from his work location, so long as his place of relocation is also a further distance from his residence.

–	A “Change in Control of Porex” includes (i) HLTH ceasing to own 50% or more of the voting power of Porex or (ii) the sale of all or substantially all of the assets of Porex, provided that a Change in Control in Porex does not occur if the successor is HLTH or an affiliate of HLTH.

–	A “Porex Surgical Sale” includes (i) HLTH ceasing to own 50% or more of the voting power of Porex Surgical, Inc. or (ii) the sale of all or substantially all of the assets of Porex Surgical, Inc., provided that a Porex Surgical Sale does not occur if the successor is HLTH or an affiliate of HLTH.

•	Mr. Midgette is subject to certain restrictive covenants contained in his employment agreement and a restrictive covenant agreement. The restrictive covenants in those agreements include: (i) trade secret obligations that survive in perpetuity, so long as they remain trade secrets, (ii) confidentiality obligations that survive for 5 years after the termination of his employment; (iii) non-solicitation provisions that prohibit Mr. Midgette from soliciting employees of Porex or from soliciting any of Porex’s clients or customers with whom he had material contact during the 12 month period prior to the termination of his employment, and (iv) non-competition provisions that prohibit Mr. Midgette from being involved in a business that competes with Porex’s business. The non-solicitation and non-competition obligations end on the second anniversary of the date his employment has ceased. The severance payments and other post-employment benefits due to Mr. Midgette under the employment agreement are subject to Mr. Midgette’s continued compliance with his restrictive covenant obligations.

•	The employment agreement is governed by the laws of the state of Georgia.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of HLTH who serve on our Board of Directors do not receive additional compensation for Board service; provided, however, that Mr. Cameron, while on medical leave and continuing to serve on our Board of Directors, received a December 2008 grant of options to purchase HLTH Common Stock in his capacity as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 15, 2009 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Common Stock, by each of our directors, by each of our Named Executive Officers, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o HLTH Corporation, 669 River Drive, Center 2, Elmwood Park, New Jersey 07407-1361.

	Common			Total	Percent of
Name and Address of Beneficial Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR LLC(3)	11,212,021		—	11,212,021	10.9%
82 Devonshire Street Boston, MA 02109
CalPERS/PCG Corporate Partners, LLC(4)	10,638,297		—	10,638,297	10.3%
1200 Prospect Street, Suite 200 La Jolla, CA 92037
Samana Capital, L.P., Morton Holdings, Inc. and Philip B. Korsant(5)	8,147,807		—	8,147,807	7.9%
283 Greenwich Avenue Greenwich, CT 06830
Morgan Stanley(6)	6,824,858		—	6,824,858	6.6%
1585 Broadway New York, NY 10036
Mark J. Adler, M.D.	600	(7)	232,249	232,849	*
Paul A. Brooke	271,667	(8)	206,249	477,916	*
Kevin M. Cameron	501,184	(9)	3,257,168	3,758,352	3.5%
Neil F. Dimick	—		54,165	54,165	*
Mark Funston	72,500	(10)	90,000	162,500	*
Wayne T. Gattinella	8,630		454,881	463,511	*
James V. Manning	507,572	(11)	244,249	751,821	*
Charles A. Mele	129,404	(12)	1,858,000	1,987,404	1.9%
William Midgette	10,011	(13)	310,000	320,011	*
Herman Sarkowsky	291,970		381,249	673,219	*
Joseph E. Smith	29,250		162,249	191,499	*
Martin J. Wygod	6,988,271	(14)	4,550,000	11,538,271	10.7%
All executive officers and directors as a group (12 persons)	8,807,888		11,800,459	20,608,347	17.9%

*	Less than 1%.

(1)	The amounts set forth in this column include 156, 1,855 and 236 shares of HLTH Common Stock held in the respective accounts of each of Messrs. Cameron, Mele and Wygod in the HLTH 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 2,247 401(k) Plan Shares, all of which are vested in accordance with the terms of the HLTH 401(k) Plan.

Messrs. Cameron, Funston, Mele, Midgette and Wygod are beneficial owners of shares of HLTH Restricted Stock in the respective amounts stated in the footnotes below. Holders of HLTH Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of HLTH Restricted Stock. For information regarding the vesting schedules of the HLTH Restricted Stock, see “Executive Compensation — Executive Compensation Tables — Outstanding Equity Awards at End of 2008” in Item 11 above.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of HLTH Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2009. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 15, 2009 (which was 103,267,837, including all outstanding unvested shares of HLTH Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	The information shown is as of March 9, 2009 and is based upon information disclosed by FMR LLC, Fidelity Management & Research Company and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of March 9, 2009, sole power to dispose of or to direct the disposition of 11,212,021 shares of HLTH Common Stock and sole power to vote or to direct the vote of 1,016 shares of HLTH Common Stock. Sole power to vote the other shares of HLTH Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares.

(4)	The information shown is as of December 3, 2008 and is based upon information disclosed by CalPERS/PCG Corporate Partners, LLC in a Form 3 filed with the SEC.

(5)	The information shown is as of December 31, 2008 and is based upon information disclosed by Samana Capital, L.P., Morton Holdings, Inc. and Philip B. Korsant in a Schedule 13G filed with the SEC. Such persons reported that Morton Holdings, Inc. and Philip B. Korsant had, as of December 31, 2008, shared power to dispose of or to direct the disposition of 8,147,807 shares of HLTH Common Stock and shared power to vote or to direct the voting of those shares of HLTH Common Stock, with Samana Capital, L.P. also having shared voting power and shared dispositive power with respect to 6,820,839 of those shares.

(6)	The information shown is as of December 3, 2008 and is based upon information disclosed by Morgan Stanley and Morgan Stanley Capital Services Inc. in a Schedule 13G filed with the SEC. Such persons reported that Morgan Stanley had, as of December 3, 2008, sole power to vote or direct the voting of 6,800,988 shares of HLTH Common Stock and shared power to vote or direct the voting of 23,870 shares of HLTH Common Stock, and sole power to dispose of or to direct the disposition of all such shares, with Morgan Stanley Capital Services Inc. having sole voting power and sole dispositive power with respect to. 6,366,077 of those shares.

(7)	Represents 600 shares held by Dr. Adler’s son.

(8)	Represents 70,000 shares held by Mr. Brooke and 201,667 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(9)	Represents 317,778 shares held by Mr. Cameron, 156 401(k) Plan Shares and 183,250 unvested shares of HLTH Restricted Stock.

(10)	Represents 30,000 shares held by Mr. Funston and 42,500 unvested shares of HLTH Restricted Stock.

(11)	Represents 503,018 shares held by Mr. Manning (including 12,500 through an IRA), 3,000 shares held by Mr. Manning’s wife through an IRA, and 1,554 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(12)	Represents 53,432 shares held by Mr. Mele, 1,855 401(k) Plan Shares, 72,500 unvested shares of HLTH Restricted Stock and 1,617 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Mele and Wygod are trustees and share voting and dispositive power.

(13)	Represents 11 shares held by Mr. Midgette and 10,000 unvested shares of HLTH Restricted Stock.

(14)	Represents 6,458,532 shares held by Mr. Wygod, 236 401(k) Plan Shares, 360,000 shares of unvested HLTH Restricted Stock, 5,000 shares held by Mr. Wygod’s spouse through an IRA, 161,332 shares held by SYNC, Inc., which is controlled by Mr. Wygod, 1,554 shares held by the WebMD Health Foundation, Inc., a charitable foundation of which Messrs. Wygod and Manning are trustees and share voting and dispositive power, and 1,617 shares held by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2008, about our equity compensation plans.

			(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category(1)	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	23,109,043	$12.40	2,562,834
Equity compensation plans not approved by security holders(2)	1,377,085	$8.47	280,841	(3)

Total	24,486,128	$12.18	2,843,675	(3)

(1)	This table does not include outstanding options to acquire 20,017,962 shares of HLTH Common Stock at a weighted-average exercise price of $17.15 per share that were assumed by HLTH in mergers or acquisitions. We cannot grant additional awards under these assumed plans. For additional information regarding the assumed options, see Note 15 to the Consolidated Financial Statements in this Annual Report. In addition, this table does not include equity plans of WHC providing for options to purchase shares of WHC Class A Common Stock and shares of WHC Restricted Stock. For information regarding those equity compensation plans, see Note 15 to the Consolidated Financial Statements in this Annual Report.

(2)	The plans included in this category did not require approval of our stockholders under applicable law and Nasdaq rules at the time such plans were adopted. See “Description of Plans Not Approved by Stockholders” below for descriptions of the equity compensation plans in this category. In accordance with the rules and regulations of the SEC, “equity compensation plans” also includes, for purposes of this table, warrants issued to third parties. Accordingly, this category includes warrants to acquire 22,466 shares of HLTH Common Stock at a weighted-average exercise price of $30.00 per share that were outstanding on December 31, 2008. None of these warrants are held by HLTH employees. We cannot grant additional awards under the relevant agreements pursuant to which those warrants were issued. For additional information regarding these warrants, see Note 17 to the Consolidated Financial Statements in this Annual Report.

(3)	Includes 262,508 shares of HLTH Common Stock available, as of December 31, 2008, for grant of restricted stock awards under our 2002 Restricted Stock Plan.

Description of Plans Not Approved by Stockholders

2001 Stock Plan.  The 2001 Employee Non-Qualified Stock Option Plan authorizes the granting of awards of non-qualified stock options to purchase shares of our Common Stock to our employees who are not subject to Section 16(a) of the Securities Exchange Act of 1934. As of December 31, 2008, options to purchase 18,333 shares of our Common Stock were available for grant under the 2001 Stock Plan. The maximum number of shares of our Common Stock with respect to one or more options that may be granted during any one calendar year under the 2001 Stock Plan to any one person is 200,000. Generally, options become exercisable ratably over a three to five year period based on their individual grant dates and expire on the tenth anniversary of the date of grant. Options are granted with exercise prices not less than fair market value on the date of grant. The exercise price may be paid in cash or shares of HLTH Common Stock (which may be withheld from the shares acquired upon the exercise) or through a cashless exercise arrangement, as determined by the Compensation Committee. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The 2001 Stock Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of HLTH. The Compensation Committee has the authority to designate participants, determine the number, terms and conditions of options, establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2001 Stock Plan and make all other decisions and determinations that may be required under the 2001 Stock Plan. The Compensation Committee has delegated to the Chief Executive Officer of HLTH the authority to grant options (up to certain per employee limits) and to determine the terms and conditions of such grants in accordance with the terms of the Plan.

2002 Restricted Stock Plan.  The 2002 Restricted Stock Plan authorizes the granting of awards of shares of HLTH Common Stock that are subject to restrictions on transfer until such time as they are vested. As of December 31, 2008, 262,508 shares of restricted Common Stock were available for grant under the 2002 Restricted Stock Plan. All of our employees, other than those officers who are subject to Section 16(a) of the Securities Exchange Act, are eligible for grants under this Plan. The vesting schedule applicable to a restricted stock grant is generally 25% per year subject to the holder’s continued employment on the applicable dates. Unvested restricted stock is subject to forfeiture upon termination of employment. The 2002 Restricted Stock Plan is administered by the Compensation Committee of our Board of Directors, with responsibilities and authority similar to those described above for the 2001 Stock Plan. The authority to grant restricted stock and determine the terms and conditions thereof in accordance with the terms of this Plan (up to certain per employee limits) has been delegated to the Chief Executive Officer of HLTH.

Envoy Stock Plan.  In January 2000, our Board of Directors adopted the Envoy Stock Plan in connection with the acquisition of Envoy Corporation. The Envoy Stock Plan authorized the granting of awards of non-qualified stock options to purchase shares of our Common Stock and grants of shares of Common Stock. As a result of the sale of EBS in September 2006, no further grants will be made under this Plan. The other terms of the Envoy Stock Plan and its administration are substantially similar to those described above for the 2001 Stock Plan.

Option Agreement with Wayne Gattinella.  The option agreement, entered into on August 20, 2001, provided for a nonqualified stock option to purchase 600,000 shares of Common Stock, at an exercise price of $4.81 per share. The exercise price is equal to the closing price of HLTH Common Stock on the date of grant. No further shares of our Common Stock are available for grant under this option agreement. The option, which has vested with respect to all 600,000 shares and has been exercised with respect to 395,119 shares, expires on August 20, 2011. For additional information, see “Executive Compensation — Employment Agreements with Named Executive Officers — Wayne T. Gattinella” above.

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

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered that (1) he had previously served as an executive officer of a predecessor of HLTH, more than ten years ago and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Sarkowsky qualified as “independent,” the Governance & Compliance Committee considered the fact that he and Mr. Wygod have jointly owned race horses and been involved in related transactions. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with WHC

This section describes the material provisions of agreements between WHC (or one of its subsidiaries) and HLTH (or one of its subsidiaries other than WHC and its subsidiaries). The Consolidated Financial Statements of HLTH include the accounts of HLTH and all of its majority owned subsidiaries. Accordingly, transactions between HLTH and WHC are eliminated in consolidation. For additional information regarding certain of these agreements and charges from WHC to HLTH and from HLTH to WHC under certain of these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with HLTH” in Item 7 of WHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the WHC Annual Report) and Note 5 to the Consolidated Financial Statements included in the WHC Annual Report.

Termination Agreement

On October 19, 2008, pursuant to the terms of a termination agreement (the “Termination Agreement”), HLTH and WHC mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH and WHC, as amended by Amendment No. 1, dated as of May 6, 2008, and Amendment No. 2, dated as of September 12, 2008 (the “Merger Agreement”). The termination was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WHC. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WHC incurred in connection with the merger. In connection with the termination of the Merger Agreement, HLTH and WHC amended the Tax Sharing Agreement between them (see “— Tax Sharing Agreement” below) and HLTH assigned to WHC a data license agreement with EBS (see “— Other Arrangements with WHC” below).

Services Agreement

HLTH has entered into a Services Agreement with WHC pursuant to which HLTH charges WHC for specified services provided by HLTH. Under the Services Agreement, HLTH receives an amount that reasonably approximates its cost of providing services to WHC. The services that HLTH provides to WHC include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, WHC reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to WHC for a term of up to 5 years following WHC’s initial public offering. However, WHC is not required, under the Services Agreement, to continue to obtain services from HLTH. In the event WHC wishes to receive those services from a third party or provide them internally, WHC has the option to terminate services, in whole or in part, at any time it chooses to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of HLTH relating to the termination. HLTH has the option to terminate the services that it provides to WHC, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to WHC. WHC paid HLTH approximately $3,410,000 for services in 2008 under the Services Agreement and approximately $3,340,000 for such services in 2007.

Registration Rights Agreement

HLTH has entered into a Registration Rights Agreement with WHC, which requires WHC to use its reasonable best efforts, upon HLTH’s request, to register under the applicable federal and state securities laws any of the shares of WHC’s equity securities owned by HLTH for sale in accordance with our intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. HLTH has the right to include the shares of WHC’s equity securities it beneficially owns in other registrations of these equity securities WHC initiates. WHC is required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by HLTH and its assignees. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

HLTH is a party to a Tax Sharing Agreement with WHC that governs the respective rights, responsibilities, and obligations of HLTH and WHC with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require HLTH or WHC to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of WHC’s or HLTH’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, HLTH was required to compensate WHC for any use of WHC’s net operating loss (NOL) carryforwards that resulted from certain extraordinary transactions that occurred prior to January 1, 2008. Specifically, the Tax Sharing Agreement provides that, with respect such extraordinary transactions, if HLTH or any corporation that is controlled, directly or indirectly, by HLTH, other than WHC or its subsidiaries (the “WHC Subgroup”), had income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”) that occurred prior to January 1, 2008, HLTH was required to make a payment to WHC equal to 35% of the amount of the WHC Subgroup’s NOL carryforwards that were absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. Under the Tax Sharing Agreement, HLTH reimbursed WHC approximately $150 million with respect to the EPS Sale and the 2006 EBS Sale.

WHC has agreed in the Tax Sharing Agreement that it will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a split-off or spin-off on a tax-free basis. WHC has also agreed that, in the event that HLTH decides to undertake a split-off or spin-off of WHC’s capital stock to HLTH’s stockholders, WHC will enter into a new Tax Sharing Agreement with HLTH that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.

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

Indemnity Agreement

WHC and HLTH have entered into an Indemnity Agreement, under which WHC and HLTH have agreed to indemnify each other with respect to some matters. WHC has agreed to indemnify HLTH against liabilities arising from or based on:

•	the operations of WHC’s business;

•	any material untrue statements or omissions in the prospectus included in the registration statement for WHC’s initial public offering (the “WHC IPO Prospectus”), other than material untrue statements or omissions contained in or pertaining to information relating solely to HLTH; and

•	guarantees or undertakings made by HLTH to third parties in respect of WHC’s liabilities or obligations or those of WHC’s subsidiaries.

HLTH has agreed to indemnify WHC against liabilities arising from or based on:

•	the operations of HLTH’s business;

•	any material untrue statements or omissions in the WHC IPO Prospectus, other than material untrue statements or omissions contained in or pertaining to information relating solely to WHC; and

•	certain pre-existing legal proceedings.

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

Private Portals License

HLTH licenses WHC’s private portal health and benefits management services for use by employees of HLTH. The fees payable by HLTH to WHC for this license were approximately $80,000 for 2008 and $250,000 for 2007.

Other Arrangements with WHC

On January 31, 2006, HLTH entered into agreements with WHC in which both parties agreed to support each other’s product development and marketing efforts regarding specified product lines. These agreements were amended, in connection with the EPS Sale and the 2006 EBS Sale, to separate the provisions applicable to each of HLTH, EPS and EBS and to make certain modifications in the relationships between WHC and each of those parties. In addition, in connection with the VIPS Sale, the remaining provisions applicable to HLTH and ViPS were terminated. For information regarding the EPS Sale, the 2006 EBS Sale and the ViPS Sale, see Notes 3 and 4 to the Consolidated Financial Statements included in this Annual Report. In an amended agreement with WHC, EPS agreed to continue its strategic relationship with WHC following the EPS Sale and agreed to integrate WHC’s personal health record with the clinical products of EPS, including the electronic medical record, to allow import of data from one to the other, subject to applicable law and privacy and security requirements. In an amended agreement with WHC, EBS agreed to continue its strategic relationship with WHC and to market WHC’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health offerings. In addition, pursuant to a data license agreement, EBS agreed to license certain de-identified data to HLTH and its subsidiaries for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications. As noted above under “— Termination Agreement,” HLTH assigned the data license agreement to WHC in connection with the termination of the merger agreement with WHC.

HLTH has in the past entered into, and may from time to time in the future enter into, ordinary course business arrangements with WHC or its subsidiaries that are not material to either company and may not be the subject of any ongoing contract. For example, from time to time, subsidiaries of HLTH have advertised some of their products and services on WHC’s physician portals.

Other Related Party Transactions

HLTH was reimbursed approximately $297,000 and $278,000 for 2008 and 2007, respectively, by Martin J. Wygod (our Chairman of the Board and Acting Chief Executive Officer) and a corporation that he controls, for personal use of certain of HLTH staff and office facilities and for the personal portion of certain travel expenses.

FMR Corp. reported beneficial ownership, as of December 31, 2008, of shares that represented approximately 9.9% of HLTH’s outstanding Common Stock and approximately 5.2% of the outstanding WHC Class A Common Stock. Affiliates of FMR Corp. provide services to HLTH in connection with the HLTH 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. The aggregate amount charged to HLTH for these services was approximately $74,000 for 2008 and approximately $37,000 for 2007. In 2004, our WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. HLTH recorded revenue of $9,399,000 in 2008 and $10,362,000 in 2007 related to the FHRS agreement, and $2,070,000 and $2,069,000, respectively, were included in accounts receivable, related to the FHRS agreement, as of December 31, 2008 and December 31, 2007. For additional information, see “Online Services — Our Private Portals: WebMD Health Services — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 21 to the Consolidated Financial Statements included in this Annual Report.

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

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2008 and 2007 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to HLTH (including services to WHC) were:

Type of Fees	2008	2007

Audit Fees	$1,507,981	$1,903,198
Audit-Related Fees	1,217,026	162,775
Tax Fees	298,600	353,561
All Other Fees	1,500	1,500

Total Fees	$3,025,107	$2,421,034

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees for professional services (i) for the audit of consolidated financial statements of HLTH and WHC for that fiscal year, (ii) for review of the consolidated financial statements included in HLTH’s and WHC’s Quarterly Reports on Form 10-Q filed during that fiscal year, and (iii) for the audits of internal control over financial reporting for that fiscal year with respect to HLTH and WHC; and (b) fees for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for that year;

•	“audit-related fees” are fees in the year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and consisted of fees related to audits of our employee benefit plans and fees for services related to the terminated WHC Merger, the ViPS Sale, the 2008 EBSCo Sale and the proposed Porex Sale;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis, a portion of which related to the terminated WHC Merger; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to HLTH in 2008 is compatible with Ernst & Young maintaining their independence.

The Audit Committee considers whether to pre-approve audit and permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2009.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between the Registrant and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)
2.3*	Securities Purchase Agreement, dated as of February 8, 2008, among the Registrant, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)
2.4*	Agreement and Plan of Merger, dated as of February 20, 2008, between the Registrant and WebMD Health Corp. (“WHC”) (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.5*	Agreement and Plan of Merger, dated as of January 17, 2006, among the WHC, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the WHC’s Current Report on Form 8-K filed on January 20, 2006)
2.6*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, WHC, and FFGM, Inc. (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on April 19, 2006)
2.7*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on July 25, 2006)
2.8*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WHC, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by WHC on November 8, 2006) (the “Subimo Purchase Agreement”)
2.9	Termination Agreement, dated as of October 19, 2008, between the Registrant and WHC. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
2.10	Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to WHC’S Annual Report on Form 10-K for the year ended December 2008 (the “WHC 2008 Form 10-K”)
2.11*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the WHC 2008 Form 10-K)
3.1	Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2	Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.	Description

4.2	Indenture, dated as of June 25, 2003, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3	Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4	Registration Rights Agreement dated as of June 25, 2003 between WebMD Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.5	Indenture, dated as of August 30, 2005, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
4.6	Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)
4.7	Registration Rights Agreement dated as of August 30, 2005 between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the Amendment, filed November 9, 2005, to the Registrant’s Current Report on Form 8-K filed on August 30, 2005)
10.1	Form of Indemnification Agreement to be entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3	Healtheon/WebMD Media Services Agreement dated January 26, 2000 among the Registrant, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.4**	Employment Agreement, dated as of November 9, 2006, between the Registrant and Mark Funston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2006)
10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005)
10.6**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.7**	Employment Agreement, dated September 23, 2004, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2004)
10.8**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2006)
10.9**	Amended and Restated Stock Option Agreement dated August 21, 2000 between the Registrant (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10.10**	Letter Agreement, dated as of April 27, 2005, between the Registrant. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)
10.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.	Description

10.12**	Employment Agreement dated as of February 1, 2006, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2006)
10.13**	Form of Amendment to the Registrant’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006)
10.14**	2001 Employee Non-Qualified Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10.15**	2002 Restricted Stock Plan of the Registrant and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.16**	Amended and Restated 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.17**	Amended and Restated 1998 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 99.27 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.18**	Amended and Restated 2000 Long-Term Incentive Plan of the Registrant (incorporated by reference to Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10.19**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-90795) filed November 12, 1999)
10.20**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10.21**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.22**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.23**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.24**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.25**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.26**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.27**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.28**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.29**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)

Exhibit No.	Description

10.30**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10.31**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10.32**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.33**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.34**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in the Registrant’s Registration Statement on Form S-4 (No. 333-39592)
10.35**	Amendment to Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to the Registrant’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.36**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37**	Stock Option Agreement between the Registrant and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10.38	Amended and Restated Tax Sharing Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2006)
10.39	Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between WHC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (No. 333-124832) of WHC (the “WHC Registration Statement”))
10.40**	Form of Restricted Stock Agreement between WHC and Employees (incorporated by reference to Exhibit 10.48 to the WHC Registration Statement)
10.41**	Form of Restricted Stock Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the WHC Registration Statement)
10.42**	Form of Non-Qualified Stock Option Agreement between WHC and Employees (incorporated by reference to Exhibit 10.50 to the WHC Registration Statement)
10.43**	Form of Non-Qualified Stock Option Agreement between WHC and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the WHC Registration Statement)
10.44**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Annex A to WHC’s Proxy Statement for its 2008 Annual Meeting filed on November 5, 2008)
10.45**	Form of Restricted Stock Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.46**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.47**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees for Grants Under the Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.	Description

10.48	Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Holdings Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.49	Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WHC (incorporated by reference to Exhibit 10.1 to the WHC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.50**	Amendment No. 2, dated as of December 1, 2008, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2008)
10.51	Seconded Amended and Restated Tax Sharing Agreement between the Registrant and WHC (incorporated by reference to Exhibit 10.51 to the WHC 2008 Form 10-K)
10.52**	Letter Agreement, dated December 29, 2008, between the Registrant and Martin J. Wygod***
10.53**	Amendment to Employment Agreement, dated as of December 16, 2008, between the Registrant and Kevin M. Cameron***
10.54**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Mark D. Funston***
10.55**	Letter Amendment, dated as of December 10, 2008, between the WHC and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the WHC 2008 Form 10-K)
10.56**	Amendment, dated as of December 16, 2008, to Amended and Restated Employment Agreement between the Registrant and Charles A. Mele***
10.57**	Letter Agreement, dated as of February 19, 2009, between the Registrant and Charles A. Mele***
10.58**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to WHC’s Annual Report on Form 10-K for the year ended December 31, 2007)
10.59**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 29, 2009, to the WHC 2008 Form 10-K)
10.60**	Employment Agreement, dated as of July 19, 2002, between Porex Holdings, Inc. and William A. Midgette****
10.61**	Letter Amendment, dated as of March 15, 2008, between Porex Corporation and William A. Midgette****
10.62**	Amendment No. 2, dated as of December 18, 2008 to Employment Agreement between Porex Corporation and William A. Midgette****
10.63**	Employment Agreement, dated as of July 9, 2005, between VIPS, Inc. and Arthur Lehrer****
10.64**	Letter Amendment, dated as of March 15, 2008, between VIPS, Inc. and Arthur Lehrer****
12.1	Computation of Ratio of Earnings to Fixed Charges***
14.1	Code of Business Conduct****
21	Subsidiaries of the Registrant***
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***
23.2	Consent of Ernst & Young LLP, Independent Auditors for Exhibit 99.14***
24.1	Power of Attorney (see previously filed signature page of this Annual Report on Form 10-K)***
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant*****
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant*****
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant***
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant***
99.1	Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

Exhibit No.	Description

99.2	Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4	Governance & Compliance Committee Charter (incorporated by reference to Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.5	Restated Certificate of Incorporation of WHC (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by WHC on September 29, 2005 (referred to in this Exhibit Index as the “WHC Form 8-A”)
99.6	Amended and Restated Bylaws of WHC (incorporated by reference to the Current Report on Form 8-K filed by WHC on December 17, 2007)
99.7	Form of Services Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.2 to the WHC Registration Statement)
99.8	Form of Indemnity Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.3 to the WHC Registration Statement)
99.9	Form of Intellectual Property License Agreement between WHC and the Registrant (incorporated by reference to Exhibit 10.4 to the WHC Registration Statement)
99.10	Form of Private Portal Services Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the WHC Registration Statement)
99.11	Form of Content License Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the WHC Registration Statement)
99.12	Form of Database Agreement between the Registrant and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the WHC Registration Statement)
99.13	Letter, dated February 2, 2007, executed by WHC and the Registrant (incorporated by reference to Exhibit 10.1 to WHC’s Current Report on Form 8-K filed on February 2, 2007)
99.14	Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.8 and Exhibit 2.11, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Previously filed with this Annual Report on Form 10-K (as originally filed on March 2, 2009).

****	Filed with this Amendment No. 1.

*****	Filed with this Amendment No. 1 and the required copy was also previously filed with this Annual Report on Form 10-K (as originally filed on March 2, 2009)