Form 10-Q
period 2009-03-31
HLTH CORP
filed 2009-05-11
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes ☐     No ☑

As of May 4, 2009, there were 103,591,004 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2009

WebMD®, WebMD Health and Benefits Managersm, CME Circle®, eMedicine®, MedicineNet®, Medpulse®, Medscape®, Medsite®, POREX®, Publishers’ Circle®, RxList®, Select Quality Care®, Summex®, theheart.org® and The Little Blue Booktm are trademarks of HLTH Corporation or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$552,483	$629,848
Accounts receivable, net of allowance for doubtful accounts of $1,694 at March 31, 2009 and $1,301 at December 31, 2008	90,835	93,082
Prepaid expenses and other current assets	44,551	44,740
Assets of discontinued operations	129,253	131,350

Total current assets	817,122	899,020
Investments	275,885	288,049
Property and equipment, net	56,492	56,633
Goodwill	202,104	202,104
Intangible assets, net	30,570	32,328
Other assets	21,918	23,600

TOTAL ASSETS	$1,404,091	$1,501,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$33,849	$54,595
Deferred revenue	84,574	79,613
Due to broker for repurchases of convertible notes	8,484	—
Liabilities of discontinued operations	98,506	100,771

Total current liabilities	225,413	234,979
1.75% convertible subordinated notes due 2023	273,483	350,000
3 1/8% convertible notes due 2025, net of discount of $31,799 at March 31, 2009 and $35,982 at December 31, 2008	250,201	264,018
Other long-term liabilities	19,899	21,816
Commitments and contingencies
Stockholders’ equity:
HLTH stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 458,376,157 shares issued at March 31, 2009; 458,284,729 shares issued at December 31, 2008	46	46
Additional paid-in capital	12,572,745	12,566,854
Treasury stock, at cost; 356,271,161 shares at March 31, 2009; 356,910,193 shares at December 31, 2008	(3,290,696)	(3,292,997)
Accumulated deficit	(8,776,203)	(8,776,618)
Accumulated other comprehensive loss	(11,888)	(587)

Total HLTH stockholders’ equity	494,004	496,698
Noncontrolling interest in WHC	141,091	134,223

Total stockholders’ equity	635,095	630,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,404,091	$1,501,734

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$90,264	$80,650
Costs and expenses:
Cost of operations	36,565	30,927
Sales and marketing	27,561	25,149
General and administrative	21,848	20,849
Depreciation and amortization	7,103	6,775
Interest income	2,262	11,936
Interest expense	6,536	6,525
Gain on repurchases of convertible notes	6,647	—
Gain on sale of EBS Master LLC	—	538,024
Impairment of auction rate securities	—	60,108
Other expense, net	269	4,144

(Loss) income from continuing operations before income tax (benefit) provision	(709)	476,133
Income tax (benefit) provision	(1,217)	25,602
Equity in earnings of EBS Master LLC	—	4,007

Consolidated income from continuing operations	508	454,538
Consolidated income from discontinued operations (net of tax of $1,277 in 2009 and $2,722 in 2008)	517	3,057

Consolidated net income before noncontrolling interest	1,025	457,595
(Income) loss attributable to noncontrolling interest	(610)	3,845

Net income attributable to HLTH stockholders	$415	$461,440

Amounts attributable to HLTH stockholders:
(Loss) income from continuing operations	$(194)	$458,322
Income from discontinued operations	609	3,118

Net income attributable to HLTH stockholders	$415	$461,440

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.00)	$2.52
Income from discontinued operations	0.00	0.01

Net income attributable to HLTH stockholders	$0.00	$2.53

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.00)	$2.03
Income from discontinued operations	0.00	0.01

Net income attributable to HLTH stockholders	$0.00	$2.04

Weighted-average shares outstanding used in computing (loss) income per common share:
Basic	101,748	182,175

Diluted	101,748	228,159

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Consolidated net income before noncontrolling interest	$1,025	$457,595
Adjustments to reconcile consolidated net income before noncontrolling interest to net cash (used in) provided by operating activities:
Consolidated income from discontinued operations, net of tax	(517)	(3,057)
Depreciation and amortization	7,103	6,775
Equity in earnings of EBS Master LLC	—	(4,007)
Non-cash interest expense	2,799	2,661
Non-cash advertising	1,753	1,558
Non-cash stock-based compensation	9,154	5,940
Deferred income taxes	(2,604)	5,132
Gain on repurchases of convertible notes	(6,647)	—
Gain on sale of EBS Master LLC	—	(538,024)
Impairment of auction rate securities	—	60,108
Changes in operating assets and liabilities:
Accounts receivable	2,247	10,449
Prepaid expenses and other, net	(1,224)	17,493
Accrued expenses and other long-term liabilities	(20,741)	10,479
Deferred revenue	4,961	11,231

Net cash (used in) provided by continuing operations	(2,691)	44,333
Net cash provided by (used in) discontinued operations	2,001	(1,966)

Net cash (used in) provided by operating activities	(690)	42,367
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	600	104,518
Purchases of available-for-sale securities	—	(177,150)
Purchases of property and equipment	(5,309)	(2,651)
Proceeds related to the sales of EBS Master LLC, EPS and ACS/ACP, net of fees	250	598,935
Other	—	1,195

Net cash (used in) provided by continuing operations	(4,459)	524,847
Net cash used in discontinued operations	(829)	(1,449)

Net cash (used in) provided by investing activities	(5,288)	523,398
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	7,041	1,777
Repurchases of convertible notes	(78,183)	—

Net cash (used in) provided by continuing operations	(71,142)	1,777
Net cash used in discontinued operations	—	(46)

Net cash (used in) provided by financing activities	(71,142)	1,731
Effect of exchange rates on cash	(245)	1,753

Net (decrease) increase in cash and cash equivalents	(77,365)	569,249
Cash and cash equivalents at beginning of period	629,848	536,879

Cash and cash equivalents at end of period	$552,483	$1,106,128

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

WebMD Health Corp.’s (“WHC”) Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of March 31, 2009, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.5% of the total outstanding Class A Common Stock and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of March 31, 2009, 95.9% of the combined voting power of WHC’s outstanding Common Stock. All shares of WHC Class B Common Stock outstanding on September 29, 2010 (the fifth anniversary of the closing date of WHC’s initial public offering) will automatically be converted on a share-for-share basis for shares of WHC Class A Common Stock.

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of HLTH Corporation and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts include 100% of the assets and liabilities of the majority-owned WHC and the ownership interests of the noncontrolling stockholders of WHC are recorded as noncontrolling interest in WHC in the accompanying consolidated balance sheets.

In addition, the accompanying consolidated financial statements reflect the reclassification of the Company’s Porex segment, ViPS segment and WebMD’s Little Blue Book print directory business (“LBB”) as discontinued operations, as a result of the Company’s intention to sell its Porex segment and LBB and due to the sale of its ViPS segment that was completed on July 22, 2008 (the “ViPS Sale”). See Note 2 for further details.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). As required by FSP APB 14-1 and SFAS 160, the Company’s historical consolidated financial statements have been retroactively adjusted to reflect the adoption of these standards. These accounting standards and the impact of their adoption on the historical financial statements are more fully described in Note 14, “Adopted and Recently Issued Accounting Pronouncements.”

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for any

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent period or for the entire year ending December 31, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Additionally, private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits.

Net Income Attributable to HLTH Stockholders Per Common Share

Basic (loss) income per common share and diluted (loss) income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive. Additionally, for purposes of calculating diluted (loss) income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net income (loss) otherwise retained by the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The following table presents the calculation of basic and diluted (loss) income per common share (shares in thousands) for amounts attributable to HLTH stockholders:

	Three Months Ended
	March 31,
	2009	2008

Amounts Attributable to HLTH Stockholders:
Numerator:
(Loss) income from continuing operations — Basic	$(194)	$458,322
Interest expense on convertible notes, net of tax	—	3,921

(Loss) income from continuing operations — Diluted	$(194)	$462,243

Income from discontinued operations, net of tax — Basic and Diluted	$609	$3,118

Denominator:
Weighted-average shares — Basic	101,748	182,175
Employee stock options, restricted stock and warrants	—	3,968
Convertible notes	—	42,016

Adjusted weighted-average shares after assumed conversions — Diluted	101,748	228,159

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.00)	$2.52
Income from discontinued operations	0.00	0.01

Net income attributable to HLTH stockholders	$0.00	$2.53

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.00)	$2.03
Income from discontinued operations	0.00	0.01

Net income attributable to HLTH stockholders	$0.00	$2.04

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, restricted stock and stock options, from the calculation of diluted (loss) income per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute (loss) income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended
	March 31,
	2009	2008

Options, restricted stock and warrants	44,028	35,059
Convertible notes	35,887	—

	79,915	35,059

Income Taxes

The income tax benefit of $1,217 and provision of $25,602 for the three months ended March 31, 2009 and 2008, respectively, represents taxes for federal, state and other jurisdictions. For the three months ended March 31, 2009, the gain on repurchases of convertible notes is provided for at a lower effective tax rate than

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s ordinary operations, resulting in an income tax benefit. For the three months ended March 31, 2008, while the majority of the gain on the 2008 EBSCo Sale (as defined in Note 4) was offset by net operating loss carryforwards, certain alternative minimum taxes and other state taxes were not offset, resulting in a provision of approximately $24,000. Also, the income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of auction rate securities, as it is currently not deductible for tax purposes.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

WebMD’s Little Blue Book Print Directory Business

During March 2009, WebMD’s Board of Directors decided to divest the Company’s LBB as it is not strategic to the rest of WebMD’s overall business, and initiated the process of seeking a buyer for LBB. Accordingly, the financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. Summarized operating results for the discontinued operations of LBB are as follows:

	Three Months Ended
	March 31,
	2009	2008

Revenue	$572	$1,032
Losses before taxes	715	700

The major classes of assets and liabilities of LBB are as follows:

	March 31,	December 31,
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$395	$1,058
Property and equipment, net	89	98
Goodwill	11,044	11,044
Intangible assets, net	298	362
Other assets	13	13

Total assets	$11,839	$12,575

Liabilities of discontinued operations:
Accrued expenses	$69	$113
Deferred revenue	1,577	876
Deferred tax liability	1,570	1,570

Total liabilities	$3,216	$2,559

ViPS and Porex

In November 2007, the Company announced its intention to explore potential sales transactions for its ViPS and Porex businesses and in February 2008, the Company announced its intention to divest these segments. On July 22, 2008, the ViPS business was sold and the divestiture process for Porex remains ongoing. Accordingly, the financial information for ViPS and Porex is reflected as discontinued operations in the accompanying consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Porex

Summarized operating results for the discontinued operations of Porex are as follows:

	Three Months Ended
	March 31,
	2009	2008

Revenue	$18,253	$23,761
Earnings before taxes	2,400	3,476

The major classes of assets and liabilities of Porex are as follows:

	March 31,	December 31,
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$11,297	$13,866
Inventory	11,835	11,978
Property and equipment, net	22,025	21,487
Goodwill	42,095	42,297
Intangible assets, net	24,700	24,724
Deferred tax asset	1,420	1,420
Other assets	4,042	3,003

Total assets	$117,414	$118,775

Liabilities of discontinued operations:
Accounts payable	$2,326	$1,601
Accrued expenses and other	6,850	6,654
Deferred tax liability	12,134	12,095

Total liabilities	$21,310	$20,350

ViPS

On July 22, 2008, the Company completed the ViPS Sale to an affiliate of General Dynamics Corporation. The Company received cash proceeds of $223,175, net of a working capital adjustment, professional fees and other expenses associated with the ViPS Sale. In connection with the ViPS Sale, the Company recognized a pre-tax gain of $96,969 and incurred approximately $1,472 of professional fees and other expenses. Summarized operating results for the discontinued operations of ViPS are as follows:

Three Months Ended
March 31, 2008

Revenue	$25,983
Earnings before taxes	2,851

EPS

On September 14, 2006, the Company completed the EPS Sale to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc. The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 10 “Commitments and Contingencies.” In connection with the EPS Sale, the Company agreed to indemnify Sage

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the three months ended June 30, 2008 and again during the three months ended December 31, 2008, the Company updated the estimated range of its indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $16,980 and $12,098, respectively, each of which reflected increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $36,400 to $56,400 as of March 31, 2009, which includes costs that have been incurred prior to, but were not yet paid, as of March 31, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $36,391 and $47,550 as of March 31, 2009 and December 31, 2008, respectively, and is included within liabilities of discontinued operations in the accompanying consolidated balance sheets.

As of March 31, 2009, also included within liabilities of discontinued operations related to this matter is $37,589, which represents reimbursements received from the Company’s insurance carriers between July 31, 2008 and March 31, 2009. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 10. During January 2008, the Company also received reimbursement of expense costs related to defense costs from two insurance carriers in the amount of $14,625 (see Note 10 for additional information). This amount was received through a settlement with these carriers, and accordingly, is not subject to the pending Coverage Litigation.

Also included in income from discontinued operations for the three months ended March 31, 2009 and 2008 is $109 and $152, respectively, related to the reversal of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes of limitations.

3.	Repurchases of Convertible Notes

During the three months ended March 31, 2009, the Company repurchased $76,517 principal amount of its 1.75% Convertible Subordinated Notes Due 2023 (“1.75% Notes”) for $71,623 in cash, which includes $4,712 that was paid after March 31, 2009 and is included in due to broker for repurchases of convertible notes in the accompanying consolidated balance sheets as of March 31, 2009. Also during the three months ended March 31, 2009, the Company repurchased $18,000 principal amount of its 3 1/8% Convertible Notes Due 2025 (“3 1/8% Notes”) for $15,044 in cash, which includes $3,772 that was paid after March 31, 2009 and is included in due to broker for repurchases of convertible notes in the accompanying consolidated balance sheets as of March 31, 2009. The Company recognized an aggregate gain of $6,647 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three months ended March 31, 2009, which is reflected as gain on repurchases of convertible notes in the accompanying consolidated statement of operations. The gain considers the write-off of remaining deferred issuance costs outstanding at the time these notes were repurchased.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Emdeon Business Services

On February 8, 2008, the Company entered into a Securities Purchase Agreement and simultaneously completed the sale of its 48% minority ownership interest in EBS Master LLC (“EBSCo”), which was reflected as an investment accounted for under the equity method, for $574,617 in cash, net of professional fees and other expenses, to an affiliate of General Atlantic LLC and affiliates of Hellman & Friedman, LLC (the “2008 EBSCo Sale”). In connection with the 2008 EBSCo Sale, the Company recognized a gain of $538,024 during the three months ended March 31, 2008.

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations for the period January 1, 2008 through February 8, 2008, the closing date of the 2008 EBSCo Sale. The difference between the equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations and 48% of the net income of EBSCo is principally due to the amortization of the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo for the period January 1, 2008 through February 8, 2008:

For the Period
January 1, 2008
Through
February 8, 2008

Revenue	$94,481
Cost of operations	44,633
Net income	5,551

5.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: a gain on the sale of our investment in EBS, an impairment charge related to investments in auction rate securities, legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; the gain on the repurchases of the Company’s convertible notes; income related to the reduction of certain sales and use tax contingencies; and professional fees, primarily consisting of legal, accounting and financial advisory services related to the merger between HLTH and WHC, which was terminated in October 2008.

The WebMD segment and Corporate segment are described as follows:

•	WebMD provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through WebMD’s public and private online portals and health-focused publications. WebMD’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology that helps them make more informed benefit, provider and treatment choices. WebMD provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD generates revenue from its private portals through the licensing of these portals to employers and health plans either directly or through distributors. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. WebMD also publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Corporate includes personnel costs and other expenses related to executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions, as well as other costs and expenses, such as professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $1,035 and $873 for the three months ended March 31, 2009 and 2008, respectively, which are costs allocated to WHC for services provided by the Corporate segment. In connection with the sale of a 52% interest in the Company’s Emdeon Business Services segment during 2006 and the ViPS Sale, the Company entered into transition services agreements whereby the Company provided ViPS and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to ViPS and EBSCo, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which were intended to approximate the cost of providing these services.

As a result of the Company’s decision to divest LBB, the Company eliminated the separate segment presentation for WebMD Publishing and Other Services.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the WebMD segment and the Corporate segment and a reconciliation to consolidated income from continuing operations are presented below:

	Three Months Ended
	March 31,
	2009	2008

Revenue
WebMD:
Advertising and sponsorship	$65,428	$56,482
Licensing	22,975	21,923
Print	1,861	2,245

	$90,264	$80,650

Earnings before interest, taxes, non-cash and other items
WebMD	$18,688	$16,332
Corporate	(3,427)	(5,059)

	15,261	11,273
Interest, taxes, non-cash and other items
Interest income	2,262	11,936
Interest expense	(6,536)	(6,525)
Income tax benefit (provision)	1,217	(25,602)
Depreciation and amortization	(7,103)	(6,775)
Non-cash stock-based compensation	(9,154)	(5,940)
Non-cash advertising	(1,753)	(1,558)
Gain on repurchases of convertible notes	6,647	—
Equity in earnings of EBS Master LLC	—	4,007
Gain on sale of EBS Master LLC	—	538,024
Impairment of auction rate securities	—	(60,108)
Other expense, net	(333)	(4,194)

Consolidated income from continuing operations	508	454,538
Consolidated income from discontinued operations, net of tax	517	3,057

Consolidated net income before noncontrolling interest	1,025	457,595
(Income) loss attributable to noncontrolling interest	(610)	3,845

Net income attributable to HLTH Corporation	$415	$461,440

6.	Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) under which directors, officers and other eligible employees receive awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, WHC has two similar stock-based compensation plans that provide for stock options and restricted stock awards based on WHC Class A Common Stock. The Company also maintained an Employee Stock Purchase Plan through April 30, 2008, which provided employees with the ability to buy shares of HLTH Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH Plans

The Company had an aggregate of 2,745,547 shares of HLTH Common Stock available for future grants under the Plans as of March 31, 2009. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At March 31, 2009, there were options to purchase 4,104,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Shares are issued from treasury stock when options are exercised or restricted stock is granted.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding as of January 1, 2009	44,481,624	$14.41
Granted	137,500	10.39
Exercised	(639,032)	8.58
Cancelled	(1,063,123)	19.31

Outstanding as of March 31, 2009	42,916,969	$14.36	3.1	$22,818

Vested and exercisable at the end of the period	37,814,764	$14.96	2.3	$18,182

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on March 31, 2009, which was $10.35, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.38	0.33
Risk-free interest rate	1.50%	2.82%
Expected term (years)	3.84	3.81
Weighted average fair value of options granted during the period	$3.20	$3.92

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over periods ranging from three to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2009	1,212,624	$9.94
Granted	6,000	9.46
Vested	(115,207)	9.16

Balance as of March 31, 2009	1,103,417	$10.02

Proceeds received from the exercise of options to purchase HLTH Common Stock were $5,482 and $1,588 for the three months ended March 31, 2009 and 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested, was $2,799 and $2,375 for the three months ended March 31, 2009 and 2008, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (as amended, the “WHC Plan”). Additionally, in connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are referred to below as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of March 31, 2009, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,068,457 shares of Class A Common Stock available for future grants under the WebMD Plans at March 31, 2009. Shares of WHC Class A Common Stock are issued from WHC’s treasury stock when options are exercised or restricted stock is granted to the extent shares are available in WHC’s treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding as of January 1, 2009	10,284,236	$25.46
Granted	226,000	22.53
Exercised	(109,847)	17.50
Cancelled	(278,275)	29.03

Outstanding as of March 31, 2009	10,122,114	$25.39	8.6	$11,804

Vested and exercisable at the end of the period	2,374,252	$24.35	6.9	$7,711

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on March 31, 2009, which was $22.30, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on March 31, 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.57	0.43
Risk-free interest rate	1.33%	2.31%
Expected term (years)	3.4	3.3
Weighted average fair value of options granted during the period	$9.31	$11.51

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2009	706,009	$25.22
Granted	5,000	21.82
Vested	(11,463)	42.99
Forfeited	(21,283)	31.82

Balance as of March 31, 2009	678,263	$24.69

Proceeds received from the exercise of options to purchase WHC Class A Common Stock were $1,922 and $589 for the three months ended March 31, 2009 and 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC Restricted Stock that vested, was $790 and $971 for the three months ended March 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allowed eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. The ESPP provided for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. The ESPP was terminated effective April 30, 2008 and there were no shares issued under the ESPP during the three months ended March 31, 2008.

Other

At the time of the WHC initial public offering and each year on the anniversary of the initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2009 and 2008 in connection with these issuances.

Additionally, the Company recorded stock-based compensation expense of $279 during the three months ended March 31, 2008 in connection with a stock transferability right for shares that were issued in connection with the acquisition of Subimo, LLC by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2009	2008

HLTH Plans:
Stock options	$2,066	$1,944
Restricted stock	1,902	1,373
WHC Plans:
Stock options	4,550	2,406
Restricted stock	865	164
Employee Stock Purchase Plan	—	46
Other	88	350

Total stock-based compensation expense	$9,471	$6,283

Included in:
Cost of operations	$1,623	$1,116
Sales and marketing	1,550	1,126
General and administrative	5,981	3,698

Consolidated income from continuing operations	9,154	5,940
Consolidated income from discontinued operations	317	343

Total stock-based compensation expense	$9,471	$6,283

As of March 31, 2009, approximately $18,168 and $74,935 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.2 years and 3.3 years, related to the HLTH Plans and the WebMD Plans, respectively.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

The following is a summary of the change in stockholders’ equity for the three months ended March 31, 2009 and 2008, including a summary of total comprehensive loss for the period:

	Three Months Ended March 31, 2009
	HLTH		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest in WHC	Equity

Balance as of the beginning of the period	$496,698	$134,223	$630,921
Comprehensive loss:
Net income	415	610	1,025
Net change in unrealized losses on securities	(10,583)	(981)	(11,564)
Foreign currency translation losses	(718)	—	(718)

Total comprehensive loss	(10,886)	(371)	(11,257)

Issuance of stock for option exercises and other issuances	5,214	1,827	7,041
Stock-based compensation expense	3,967	5,412	9,379
Repurchases of 3 1/8% convertible notes, net of tax	(989)	—	(989)

Balance as of the end of the period	$494,004	$141,091	$635,095

	Three Months Ended March 31, 2008
	HLTH		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest in WHC	Equity

Balance as of the beginning of the period	$642,808	$131,353	$774,161
Comprehensive income (loss):
Net income (loss)	461,440	(3,845)	457,595
Unrealized losses on securities	(347)	—	(347)
Reversal of comprehensive loss related to EBS Master LLC	7,326	—	7,326
Foreign currency translation gains	3,354	—	3,354

Total comprehensive income (loss)	471,773	(3,845)	467,928

Issuance of stock for option exercises, ESPP and other issuances	1,308	469	1,777
Tax benefit realized from issuances of common stock and valuation reversal	1,440	—	1,440
Stock-based compensation expense	3,318	2,837	6,155
Gain on issuance of WHC Class A common stock and other	583	(583)	—

Balance as of the end of the period	$1,121,230	$130,231	$1,251,461

Accumulated other comprehensive loss includes:

	March 31,	December 31,
	2009	2008

Foreign currency translation gains	$7,373	$8,091
Unrealized losses on securities, net	(19,261)	(8,678)

Total accumulated other comprehensive loss	$(11,888)	$(587)

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are not included within accumulated other comprehensive loss because a valuation allowance was maintained for substantially all net deferred tax assets.

8.	Fair Value of Financial Instruments and Non-Recourse Credit Facilities

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

The Company did not have any Level 2 assets as of March 31, 2009 and December 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Fair Value Estimates Using			Fair Value Estimates Using
	Level 1	Level 3	Total	Level 1	Level 3	Total

Financial assets carried at fair value:
Auction rate securities	$—	$274,069	$274,069	$—	$286,552	$286,552
Equity securities	1,816	—	1,816	1,497	—	1,497

Total financial assets carried at fair value	$1,816	$274,069	$275,885	$1,497	$286,552	$288,049

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s auction rate securities for the three months ended March 31, 2009:

March 31,
2009

Fair value as of the beginning of the period	$286,552
Redemptions	(600)
Unrealized loss included in other comprehensive loss	(11,883)

Fair value as of the end of the period	$274,069

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been classified to long-term investments. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction,

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS holdings no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008 and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, the Company concluded the fair value of its ARS holdings was $302,842, of which $141,044 relates to WHC, compared to a face value of $362,950, of which $168,450 relates to WHC. The impairment in value, or $60,108, of which $27,406 relates to WHC, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the consolidated statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the three months ended March 31, 2009, the Company received $600, all of which relates to WHC, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of March 31, 2009, the total face value of the Company’s ARS holdings was $354,400, of which $164,200 related to WHC, compared to a fair value of $274,069, of which $127,033 related to WHC. During the three months ended March 31, 2009, the Company further reduced the carrying value of its ARS holdings by $11,883, of which $5,930 relates to WHC. The Company assessed this reduction to be temporary in nature, as this reduction in value resulted from fluctuations in interest rate and discount rate assumptions, and accordingly, this amount has been recorded as an unrealized loss in other comprehensive loss in the accompanying consolidated balance sheets. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

Non-Recourse Credit Facilities

On May 6, 2008, the Company and WHC each entered into a non-recourse credit facility (the “2008 Credit Facilities”) with affiliates of Citigroup, secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow the Company and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities.

On April 28, 2009, the Company entered into a new non-recourse credit facility and WebMD entered into an amended and restated facility, each with an affiliate of Citigroup (collectively, the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. As of the date of this Quarterly Report, no borrowings have been made under either of the 2009 Credit Facilities. The 2009 Credit Facilities are secured by the respective borrowers’ ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company and WHC can make borrowings under their respective 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the borrower (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the respective 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of the date of this Quarterly Report, the maximum the Company would be able to borrow is $142,575 (based on its ARS holdings, excluding ARS held by WHC) and the maximum WHC would be able to borrow is $123,075 (based on its ARS holdings). Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the respective 2009 Credit Facilities.

The Company’s 2009 Credit Facility is governed by a new loan agreement and WebMD’s 2009 Credit Facility is governed by an amended and restated loan agreement, each of which contains customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

9.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life (a)	Amount	Amortization	Net	Useful Life (a)

Content	$15,954	$(14,790)	$1,164	1.5	$15,954	$(14,541)	$1,413	1.7
Customer relationships	34,057	(13,748)	20,309	8.6	34,057	(12,872)	21,185	8.8
Technology and patents	14,700	(13,870)	830	0.6	14,700	(13,370)	1,330	0.8
Trade names-definite lived	6,030	(2,227)	3,803	7.2	6,030	(2,094)	3,936	7.4
Trade names-indefinite lived	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(44,635)	$30,570		$75,205	$(42,877)	$32,328

Amortization expense was $1,758 and $2,446 for the three months ended March 31, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2009 (April 1st to December 31st)	$4,550
2010	3,394
2011	2,628
2012	2,628
2013	2,628
Thereafter	10,278

10.	Commitments and Contingencies

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

Seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of the Company (then known as Healtheon Corporation) in the United States District Court for the Southern District of New York in the summer and fall of 2001. Three of these suits also named the Company and certain of its former officers and directors as

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

The complaints against the Company and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon initial public offering. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including the Company), the issuers’ insurance carriers, and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers, and the plaintiffs. The Company, and virtually all of the approximately 260 other issuer defendants who were eligible to participate, elected to participate in the settlement. Although the Company believed that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, were without merit, the Company believed that the settlement was beneficial to the Company because it would have reduced the time, expense and risks of further litigation, particularly since all the other eligible issuer defendants elected to participate, the Company’s insurance carriers strongly supported the settlement, and the Company’s insurance carriers, not the Company, would have paid any funds required under the settlement.

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. Although the district court had preliminarily approved the settlement, the parties terminated this settlement after the Second Circuit Court of Appeals reversed the district court’s certification of the classes in six related “focus cases” in a ruling that was inconsistent with the proposed settlement class. After termination of this settlement, litigation proceeded in the six “focus cases” but was stayed in the cases involving the other issuers, including the Company.

After another lengthy mediation under the auspices of former Judges Politan and Daniel Weinstein, all the parties to the litigation reached a revised global settlement. This settlement calls for the underwriters and the insurers for the issuers to pay a total of $586 million to settle all of the approximately 300 cases outstanding. The Company is not obligated to provide any money to fund the settlement. As with the previous proposed settlement, although the Company believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to the Company, are without merit, the Company believes that the settlement is beneficial to the Company because it will reduce the time, expense and risks of further litigation, particularly since all the other eligible issuer and underwriter defendants elected to participate, the Company’s insurance carriers strongly support the settlement, and it requires no payment by the Company.

The settlement, which was submitted to the court on April 2, 2009, is subject to a number of contingencies, including but not limited to statutory notice requirements and certification of the settlement classes, and must be reviewed and approved by the court.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, the Company’s subsidiary, Porex Corporation, filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. On February 13, 2006, the Superior Court granted a motion by the defendants for summary judgment with respect to Porex’s trade secret claims, ruling that those claims are barred by the statute of limitations. Porex appealed that ruling to the Georgia Court of Appeals and, on March 27, 2007, the Georgia Court of Appeals reversed the ruling of the Superior Court. On April 16, 2007, the defendants filed a petition for certiorari with the Georgia Supreme Court, requesting that the Georgia Supreme Court review and reverse the March 27, 2007 decision of the Court of Appeals. On June 25, 2007, the Georgia Supreme Court denied the defendants’ petition for certiorari. On or about July 31, 2007, the Georgia Court of Appeals formally returned the case to the Superior Court for further proceedings, and the parties thereafter proceeded with discovery. Discovery was suspended while the parties engaged in settlement discussions. The parties did not settle the matter, and discovery has now resumed. No trial date has been set. In view of the scheduling order currently governing the case, it is not expected that the case will be set for trial until, at the earliest, the first quarter of 2010. Porex plans to vigorously seek to enforce its rights in this litigation.

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

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. The three former employees include a Vice President of Medical Manager Health Systems responsible for acquisitions who was terminated for cause in January 2003; an executive who served in various accounting roles at Medical Manager Health Systems until his resignation in March 2002; and a former independent Medical Manager dealer who was a paid consultant to Medical Manager Health Systems until the termination of his services in 2002. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999, and when and after it became a subsidiary of the Company in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

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

On March 3, 2009 the trial court granted the motion of defendant Charles Hutchinson for a transfer of venue to Tampa, Florida. The effect of this order is that Mr. Hutchinson will not stand trial with the other seven defendants in Charleston, South Carolina but will be tried separately in Tampa, Florida. A date for such trial has not yet been scheduled. The trial of the other seven indicted former officers and directors of Medical Manager Health Systems had been scheduled for May 4, 2009 in Charleston. That trial date has been postponed however because, on March 27, 2009, the judge in the case removed himself from the case stating that in light of his advanced age it would not be fair to the parties for him to start what would likely be a lengthy trial. The trial date has not yet been rescheduled.

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

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 10. The Company subsequently has settled with two of the insurance companies during January 2008, through which the Company received an aggregate amount of $14,625. This amount was included within (loss) income from discontinued operations in the statement of operations during the three months ended December 31, 2007 and was included within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”). As of March 31, 2009, $68,628 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $37,589 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). The Company has deferred recognizing this amount as income given the fact that the Coverage Litigation is ongoing and accordingly this amount has been deferred on the balance sheet as of March 31, 2009 within liabilities of discontinued operations. As a result of these payments, the Company has exhausted its coverage under the EPS Policies and has remaining coverage under the Synetic Policies of approximately $39,000.

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

Pursuant to the Court’s order, the issuers of the Synetic Policies have been reimbursing the Company for its costs.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified the Company that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in the Company making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. The Company has since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company if and when such policy becomes implicated. The Company’s motion is pending against the ninth level carrier and, on April 15, 2009, such carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the Company’s indemnification obligations. The Company believes that such carrier’s motion is without merit and is preparing its response, although there can be no assurance as to the outcome of the cross-motions.

On November 17, 2008, the Company filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to the Company’s indemnification obligations to the former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 10. The carriers who issued the Emdeon

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policies have moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for the Company’s indemnification obligations. The Company believes that these exclusions in the Emdeon Policies do not apply to the Company’s claim and intends to oppose such motions, but there can be no assurance as to the outcome.

The insurance carriers assert that the Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company, although the $14,625 that the Company has received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

There can be no assurance that the Company will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from its infrastructure investments in WebMD, combined with the continued reduction in shared services performed within the Company’s Corporate segment following the divestures of EPS, EBS and ViPS, the Company recorded a restructuring charge during the three months ended December 31, 2008 of $7,416, of which $2,910 relates to WebMD. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when the Company owned the divested businesses, (ii) $3,391 related to severance and (iii) $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge was $1,876 and $7,071 and is reflected in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. The decrease is the result of cash payments made during the three months ended March 31, 2009.

12.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company’s WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,388 and $2,438 during the three months ended March 31, 2009 and 2008, respectively. Included in accounts receivable as of March 31, 2009 and December 31, 2008 was $2,476 and $2,070, respectively, related to the FHRS agreement.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Expense, Net

Other expense, net consists of the following items:

	Three Months Ended
	March 31,
	2009	2008

Transition service fees (a)	$64	$50
Reduction of tax contingencies (b)	245	437
Legal expense (c)	(578)	(372)
Advisory expense (d)	—	(4,259)

Other expense, net	$(269)	$(4,144)

(a)	Represents the net fees received from ViPS and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the potential merger of HLTH into WHC, which was terminated in October 2008.

14.	Adopted and Recently Issued Accounting Pronouncements

FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP APB 14-1. The adoption of FSP APB 14-1 affects the accounting for the Company’s 3 1/8% Convertible Notes due 2025 (“3 1/8% Notes”). FSP APB 14-1 required cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (when the 3 1/8% Notes are first puttable at the option of the holder). The following table reflects the interest expense recognized and effective interest rate for the Company’s 3 1/8% Notes:

	Three Months Ended March 31,
	2009	2008

Contractual coupon interest	$2,321	$2,344
Amortization of debt discount	2,139	2,004
Amortization of debt issuance costs	296	278

Interest expense	$4,756	$4,626

Effective interest rate	7.4%	7.4%

FSP APB 14-1 requires retrospective application for all periods presented in the Company’s consolidated financial statements. The adoption of this accounting principle resulted in a decrease to the Company’s net income attributable to HLTH stockholders of $1,718 for the three months ended March 31, 2008 and an aggregate increase to stockholders’ equity of $37,966 as of December 31, 2008 however it did not have an impact on the Company’s cash flows.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of this change in accounting principle on the consolidated balance sheet as of December 31, 2008 and the consolidated statement of operation and cash flows for the three months ended March 31, 2008 are summarized as follows:

	Consolidated Balance Sheet
	As Previously	As
	Reported (a)	Adjusted

As of December 31, 2008:
Prepaid expenses and other current assets	$41,169	$44,740
Other assets	24,465	23,600
3 1/8% convertible notes due 2025	300,000	264,018
Additional paid-in capital	12,507,729	12,566,854
Accumulated deficit	(8,755,459)	(8,776,618)

	Consolidated Statement of
	Operations
	As Previously	As
	Reported (a)	Adjusted

Three Months Ended March 31, 2008:
Interest expense	$4,607	$6,525
Income tax provision	25,802	25,602
Consolidated income from continuing operations	456,256	454,538
Consolidated net income before noncontrolling interest	459,313	457,595
Net income attributable to HLTH stockholders	463,158	461,440

Basic income per common share:
Income from continuing operations	$2.52	$2.52
Income from discontinued operations	0.02	0.01

Net income attributable to HLTH stockholders	$2.54	$2.53

Diluted income per common share:
Income from continuing operations	$2.03	$2.03
Income from discontinued operations	0.01	0.01

Net income attributable to HLTH stockholders	$2.04	$2.04

	Consolidated Statement of
	Cash Flows
	As Previously	As
	Reported (a)	Adjusted

Three Months Ended March 31, 2008:
Consolidated net income before noncontrolling interest	$459,313	$457,595
Non-cash interest expense	743	2,661
Deferred income taxes	5,332	5,132

(a)	The previously reported balances have been adjusted to reflect the reclassifications association with the presentation of LBB as a discontinued operation and the adoption of SFAS 160 (defined below).

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 160

On January 1, 2009, the Company adopted SFAS 160, which establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. SFAS 160 requires that a noncontrolling interest be reported in the Company’s consolidated balance sheets within equity and separate from the parent company’s equity. Also, SFAS 160 requires consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition, discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share. The presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the Consolidated Financial Statements.

SFAS 141R

Effective January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model was eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. The adoption of SFAS 141R had no material impact on the Company’s financial statements.

FSP FAS 107-1

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is only expected to apply to financial statement disclosures.

FSP FAS 157-4

In April 2009, the FASB issued Staff Position No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement”, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that the adoption will have on the Company’s consolidated financial statements.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP FAS 115-2

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that the adoption will have on the Company’s consolidated financial statements.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of the impact to our MD&A from the adoption of certain accounting pronouncements, background information on certain trends and developments affecting our company, and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity of March 31, 2009.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

As of March 31, 2009, we owned 83.5% of the outstanding shares of capital stock of WebMD Health Corp. (which we refer to as WHC) through our ownership of WHC’s Class B Common Stock. The remaining 16.5% of WHC’s outstanding common stock are shares of WHC’s Class A Common Stock, which trades on the Nasdaq

Global Select Market under the symbol “WBMD.” Accordingly, as of March 31, 2009, our consolidated financial statements reflect the noncontrolling stockholders’ share of equity and net income (loss) of WHC.

Adjustments to Reflect Certain Accounting Pronouncements

The information in this MD&A has been adjusted to reflect the adoption, effective January 1, 2009, of Financial Accounting Standards Board’s Staff Position (which we refer to as FSP) Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (which we refer to as SFAS 160). As required by FSP APB 14-1 and SFAS 160, our historical consolidated financial statements have been retroactively adjusted to reflect the adoption of these standards. These accounting standards and the impact of their adoption on the historical financial statements is more fully described in Note 14, “Adopted and Recently Issued Accounting Pronouncements” located in the Notes to Consolidated Financial Statements elsewhere in the Quarterly Report.

Segments

As a result of the planned sale of Porex and WebMD’s Little Blue Book print directory business (describe below under “— Background Information on Certain Trends and Developments — Proposed Divesiture of WebMD’s Little Blue Book Print Directory Business), which are classified as discontinued operations, our only remaining operating segment is our WebMD segment. The following is a description of the WebMD segment and our Corporate segment:

•	WebMD. WebMD is a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. WebMD’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. WebMD sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. WebMD also provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD generates revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. WebMD also distributes our online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. WebMD also publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

•	Corporate. Corporate includes personnel costs and other expenses related to executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions, as well as other costs and expenses such as professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $1,035 and $873 for the three months ended March 31, 2009 and 2008, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the sale of a 52% interest in our Emdeon Business Services segment (which we refer to as EBS) during 2006 and the sale of our ViPS segment, we entered into transition services agreements whereby we provided EBS and ViPS certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBS provided us certain administrative services. These services were provided through the Corporate segment, and the related transition services fees we charged to EBS and ViPS, net of the fee we paid to EBS, are also included in the Corporate segment, which were intended to approximate the cost of providing these services.

Background Information on Certain Trends and Developments

Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet is the consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information changed their overall approach to maintaining their health. Four in five said the information helped them better understand how to treat an illness or condition.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including general economic conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products; the timing of withdrawals of products from the market; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services and automotive industries), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

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

Proposed Divestiture of the Little Blue Book Print Directory Business.  In March 2009, WebMD’s Board of Directors decided to divest WebMD’s Little Blue Book Print Directory Business (which we refer to as LBB) as it is not strategic to WebMD’s overall business. As a result of our intentions to divest and our expectation that this divesture will be completed within one year, we reflected LBB as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report. The revenue and operating results of LBB had previously been reflected within our operating segment WebMD Publishing and Other Services. As a result of the decision to divest LBB, we eliminated the separate segment presentation for WebMD Publishing and Other Services. We are currently reporting revenue as (i) advertising and sponsorship, (ii) licensing and (iii) print, and are reporting WebMD as one operating segment.

Repurchases of Convertible Notes.  During the three months ended March 31, 2009, we repurchased $76,517 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as 1.75% Notes) for $71,623 in cash, which includes $4,712 that was paid after March 31, 2009. Also during the three months ended March 31, 2009, we purchased $18,000 principal amount of our 3 1/8% Convertible Notes Due 2025 (which we refer to as 3 1/8% Notes) for $15,044 in cash, which includes $3,772 that was paid after March 31, 2009. We recognized an aggregate gain of $6,647 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three months ended March 31, 2009. The gain considers the write-off of remaining deferred issuance costs outstanding at the time these notes were repurchased.

Non-Recourse Credit Facilities.  On May 6, 2008, HLTH and WHC each entered into a non-recourse credit facility (the “2008 Credit Facilities”) with affiliates of Citigroup, secured by their respective ARS holdings

(including, in some circumstances, interest payable on the ARS holdings), that would allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. A description of our ARS is included under “— Critical Accounting Estimates and Policies — Fair Value of Investments” below.

On April 28, 2009, HLTH entered into a new non-recourse credit facility and WHC entered into an amended and restated facility, each with an affiliate of Citigroup (collectively, we refer to as the 2009 Credit Facilities, replacing the 2008 Credit Facilities. As of the date of this Quarterly Report, no borrowings have been made under either of the 2009 Credit Facilities. The 2009 Credit Facilities are secured by the respective borrowers’ ARS holdings (including, in some circumstances, interest payable on the ARS holdings). HLTH and WHC can make borrowings under their respective 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the borrower (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the respective 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of the date of this Quarterly Report, the maximum that HLTH would be able to borrow is $142,575 (based on its ARS holdings, excluding ARS held by WHC) and the maximum WHC would be able to borrow is $123,075 (based on its ARS holdings). Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the respective 2009 Credit Facilities. HLTH’s 2009 Credit Facility is governed by a new loan agreement and WHC’s 2009 Credit Facility is governed by an amended and restated loan agreement, each of which contains customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 10, “Commitments and Contingencies” located in Notes to Consolidated Financial Statements elsewhere in this Quarterly Report. We subsequently have settled with two of the insurance companies during January 2008, through which we received an aggregate amount of $14,625.

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

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies). As of March 31, 2009, $68,628 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $37,589 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). As a result of these payments, we have exhausted our coverage under the EPS Policies and have remaining coverage under the Synetic Policies of approximately $39,000.

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to our company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by our company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. We filed our opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted our motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs.

Pursuant to the Court’s order, the issuers of the Synetic Policies have been reimbursing our company for its costs.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified our company that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in our company making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. We have since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs we make if and when such policy becomes implicated. Our motion is pending against the ninth level carrier and, on April 15, 2009, such carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover our indemnification obligations. We believe that such carrier’s motion is without merit and are preparing our response, although there can be no assurance as to the outcome of the cross-motions.

On November 17, 2008, we filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provide coverage with respect to our indemnification obligations to the former officers and directors of our former EPS subsidiary who were indicted in connection with the Investigation described above in Note 10, “Commitments and Contingencies” located in Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. The carriers who issued the Emdeon Policies have moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for our indemnification obligations. We believe that these exclusions in the Emdeon Policies do not apply to our claim and intends to oppose such motions, but there can be no assurance as to the outcome.

The insurance carriers assert that our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, we may have to repay, although the $14,625 that we have received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

There can be no assurance that we will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the EPS Sale, we agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We have reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During the three months ended June 30, 2008 and again during the three months ended December 31, 2008, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $16,980 and $12,098, respectively, each of which reflected increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $36,400 to $56,400 as of March 31, 2009 which includes costs that have been incurred prior to, but were not yet paid, as of March 31, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods. The accrual related to this obligation was $36,391 and $47,550 as of March 31, 2009 and December 31, 2008.

Seasonality

The timing of our revenue is affected by seasonal factors. Advertising and sponsorship revenue is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Additionally, our private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. The timing of revenue in relation to the expenses of the WebMD segment, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, income taxes and tax contingencies, collectibility of customer receivables, long-lived assets including goodwill and other intangible assets, software and Web site development costs, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition — Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2008.

•	Fair Value of Investments — We hold investments in ARS which are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity and accordingly, we recorded an other-than-temporary impairment as of March 31, 2008.

As of and subsequent to March 31, 2008, we estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments.

Our ARS have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorates further.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”, as amended by SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (which we refer to as SFAS 160). The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three months ended March 31, 2009 and 2008, WHC stock options exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $757 during the three months ended March 31, 2008. We did not recognize any such gain during the three months ended March 31, 2009. Our ownership in WHC decreased to 83.5% as of March 31, 2009 from 83.6% as of December 31, 2008.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes Accounting Principles Board (which we refer to as APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of March 31, 2009, approximately $18,168 and $74,935 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.2 years and 3.3 years, related to the HLTH and WHC stock-based compensation plans, respectively.

•	Deferred Taxes — Our deferred tax assets are comprised primarily of net operating loss carryforwards. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for through a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Tax Contingencies — Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2009		2008
	$	%	$	%

Revenue	$90,264	100.0	$80,650	100.0
Costs and expenses:
Cost of operations	36,565	40.5	30,927	38.3
Sales and marketing	27,561	30.5	25,149	31.2
General and administrative	21,848	24.3	20,849	25.9
Depreciation and amortization	7,103	7.9	6,775	8.4
Interest income	2,262	2.5	11,936	14.8
Interest expense	6,536	7.2	6,525	8.1
Gain on repurchases of convertible notes	6,647	7.4	—	—
Gain on sale of EBS Master LLC	—	—	538,024	667.1
Impairment of auction rate securities	—	—	60,108	74.5
Other expense, net	269	0.3	4,144	5.1

(Loss) income from continuing operations before income tax (benefit) provision	(709)	(0.8)	476,133	590.4
Income tax (benefit) provision	(1,217)	(1.4)	25,602	31.8
Equity in earnings of EBS Master LLC	—	—	4,007	5.0

Consolidated income from continuing operations	508	0.6	454,538	563.6
Consolidated income from discontinued operations	517	0.5	3,057	3.8

Consolidated net income before noncontrolling interest	1,025	1.1	457,595	567.4
(Income) loss attributable to noncontrolling interest	(610)	(0.6)	3,845	4.8

Net income attributable to HLTH stockholders	$415	0.5	$461,440	572.2

Revenue is derived from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. We also derive revenue from advertisements in WebMD the Magazine. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, including grants of employee stock options. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	March 31,
	2009	2008

Advertising expense included in:
Sales and marketing	$1,753	$1,558

Stock-based compensation expense included in:
Cost of operations	$1,623	$1,116
Sales and marketing	1,550	1,126
General and administrative	5,981	3,698

Consolidated income from continuing operations	9,154	5,940
Consolidated income from discontinued operations	317	343

Total stock-based compensation expense	$9.471	$6,283

The following discussion includes a comparison of the results of operations for the three months ended March 31, 2009 and 2008.

Revenue

Our total revenue increased 11.9% to $90,264 from $80,650 in the prior year period. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $36,565 from $30,927 in the prior year period. As a percentage of revenue, cost of operations was 40.5% in 2009, compared to 38.3% in 2008. Included in cost of operations in 2009 was non-cash expense related to stock-based compensation of $1,623 compared to $1,116 in 2008. The increase in non-cash expenses during the three month period compared to last year were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Cost of operations excluding such non-cash expense was $34,942 or 38.7% of revenue, compared to $29,811 or 37.0% of revenue last year. The increase in absolute dollars, as well as the increase as a percentage of revenue, was primarily attributable to approximately $2,800 of higher staffing costs and approximately $1,300 of licensing expense associated with creating and licensing content for our sponsorship arrangements and our Web sites. Additionally, the increase is related to approximately $600 in costs related to our personalized telephonic coaching services primarily due to higher staffing levels to support that part of our business.

Sales and Marketing.  Sales and marketing expense increased to $27,561 from $25,149 in the prior year period. As a percentage of revenue, sales and marketing expense was 30.5% in 2009, compared to 31.2% in 2008. Included in sales and marketing expense in 2009 and 2008 was non-cash expense related to advertising of $1,753 and $1,558, respectively, and stock-based compensation of $1,550 and $1,126, respectively. The increase in non-cash stock- based compensation expense was primarily related to stock options and restricted stock awards granted to our employees in December 2008. Sales and marketing expense, excluding such non-cash expense, was $24,258 or 26.9% of revenue, compared to $22,465 or 27.9% of revenue last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense increased to $21,848 from $20,849 in the prior year period. As a percentage of revenue, general and administrative expenses was 24.3% in 2009, compared to 25.9% in 2008. Included in general and administrative expenses in 2009 and 2008, was non-cash stock-based compensation of $5,981 and $3,698. The increase in non-cash stock-based compensation expense was primarily due to stock options and restricted stock awards granted to our employees in December 2008.

General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $15,867 or 17.6% of revenue, compared to $17,151 or 21.3% of revenue in the prior year period. Approximately $1,600 of the decrease in absolute dollars was attributable to lower personnel related expenses in our corporate segment as a result of lower headcount for the three months ended March 31, 2009, compared to the prior year period. This decrease was offset by an increase of approximately $300 in our WebMD segment for the three months ended March 31, 2009, as compared to last year.

Depreciation and Amortization.  Depreciation and amortization expense increased to $7,103, compared to $6,775 in the prior year period. The increase in depreciation and amortization expense was primarily due to approximately $1,000 increase in depreciation expense relating to capital expenditures in 2008 and 2009 in our WebMD segment, partially offset by a decrease in amortization expense of approximately $700 related to certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $2,262 from $11,936 in the prior year period. The decrease was due to lower average rates of return and lower average investment balances during the three months ended March 31, 2009, as compared to the prior year period.

Interest Expense.  Interest expense of $6,536 was consistent with interest expense of $6,525 in the prior year period. Interest expense in the three months ended March 31, 2009 and 2008 included $2,799 and $2,661, respectively, related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for both our 1.75% Notes and our 3 1/8% Notes.

Gain on Repurchases of Convertible Notes.  During the three months ended March 31, 2009, we repurchased $76,517 principal amount of our 1.75% Convertible Notes for $71,623 and $18,000 principal amount of our 3 1/8% Convertible Notes for $15,044. We recognized a net gain on the repurchase of these notes of $6,647 which considers the write-off of the related portion of unamortized deferred issuance costs.

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

Other Expense, Net.  Other expense, net was $269, compared to $4,144 in the prior year period. Included in other expense, net was $578 and $372 for the three months ended March 31, 2009 and 2008, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and $245 and $437 for the three months ended March 31, 2009 and 2008, respectively, related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations. Also included in other expense, net for the three months ended

March 31, 2008 was $4,259 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to the potential merger transaction with WHC, which was terminated in October 2008.

Income Tax (Benefit) Provision.  The income tax benefit of $1,217 and provision of $25,602 for the three months ended March 31, 2009 and 2008, respectively, represents taxes for federal, state and other jurisdictions. For the three months ended March 31, 2009, the gain on repurchases of convertible notes is provided for at a lower effective tax rate than our ordinary operations, resulting in an income tax benefit. For the three months ended March 31, 2008, while the majority of the gain on the 2008 sale of EBS Master LLC was offset by net operating loss carryforwards, certain alternative minimum taxes and other state taxes were not offset, representing approximately $24,000 of the income tax provision. Also, the income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Consolidated Income from Discontinued Operations, Net of Tax.  Income from discontinued operations was $517 and $3,057 for the three months ended March 31, 2009 and 2008. Income from discontinued operations primarily represents the net operating results of our Porex segment and LBB for the three months ended March 31, 2009 and March 31, 2008, as well as the net operating results for our ViPS segment for the three months ended March 31, 2008.

(Income) Loss Attributable to Noncontrolling Interest.  Noncontrolling interest expense of $610 for the three months ended March 31, 2009, compared to income of $3,845 in the prior year period, represents the noncontrolling stockholders’ proportionate share of net income (loss) for WHC. (Income) loss attributable to noncontrolling interest fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the noncontrolling shareholders.

Net Income Attributable To HLTH Stockholders.  Net income attributable HLTH stockholders was $415 for the three months ended March 31, 2009, compared to $461,440 in the prior year period. Net income attributable to HLTH stockholders was significantly higher in the prior year period, due to the gain on sale of EBS Master LLC, offset by an impairment charge of $60,108 related to our ARS.

Results of Operations by Operating Segment

We monitor the performance of our segments based on earnings before interest, taxes, non-cash and other items. Other items include: a gain on the repurchases of our convertible notes; a gain on the sale of our investment in EBS; an impairment charge related to investments in auction rate securities; legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; and professional fees, primarily consisting of legal, accounting and financial advisory services, related to the merger between HLTH and WHC, which was terminated in October 2008.

Summarized financial information for our WebMD segment and Corporate segment and a reconciliation to consolidated income from continuing operations is presented below:

	Three Months Ended
	March 31,
	2009	2008

Revenue
WebMD:
Advertising and sponsorship	$65,428	$56,482
Licensing	22,975	21,923
Print	1,861	2,245

	$90,264	$80,650

Earnings before interest, taxes, non-cash and other items
WebMD	$18,688	$16,332
Corporate	(3,427)	(5,059)

	15,261	11,273
Interest, taxes, non-cash and other items
Interest income	2,262	11,936
Interest expense	(6,536)	(6,525)
Income tax benefit (provision)	1,217	(25,602)
Depreciation and amortization	(7,103)	(6,775)
Non-cash stock-based compensation	(9,154)	(5,940)
Non-cash advertising	(1,753)	(1,558)
Gain on repurchases of convertible notes	6,647	—
Equity in earnings of EBS Master LLC	—	4,007
Gain on sale of EBS Master LLC	—	538,024
Impairment of auction rate securities	—	(60,108)
Other expense, net	(333)	(4,194)

Consolidated income from continuing operations	508	454,538
Consolidated income from discontinued operations, net of tax	517	3,057

Consolidated net income before noncontrolling interest	1,025	457,595
(Income) loss attributable to noncontrolling interest	(610)	3,845

Net income attributable to HLTH Corporation	$415	$461,440

The following discussion is a comparison of the results of operations for our WebMD segment and Corporate segment for the three months ended March 31, 2009 to the three months ended March 31, 2008:

WebMD

Revenue.

•	Advertising and Sponsorship. Advertising and sponsorship revenue increased $8,946 or 15.8% compared to the prior year period. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites. The number of such programs grew to 751 compared to 628 in the prior year period. In general, pricing remained relatively stable for our online advertising programs and was not a significant source of the revenue increase. Substantially all of our advertising and sponsorship revenue is generated through our public portals.

•	Licensing. Licensing revenue increased $1,052 or 4.8% compared to the prior year period. This increase was due to an increase in the number of companies using our private portal platform to 134 from 122 in the prior year period. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Substantially all of our advertising and sponsorship revenue is generated through our public portals.

•	Print. Print revenue was $1,861 compared to $2,245 in the prior year period, a decrease of $384. WebMD the Magazine and other print products are reflected in print revenue.

Earnings Before Interest, Taxes, Non-Cash and Other Items.  Earnings before interest, taxes, non-cash and other items was $18,688 or 20.7% of revenue, compared to $16,332 or 20.3% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal, without incurring a proportionate increase in overall expenses.

Corporate

Earnings Before Interest, Taxes, Non-Cash and Other Items.  Corporate expenses decreased to $3,427 or 3.8% of revenue, compared to $5,059 or 6.3% of revenue in the prior year period. The decrease in our Corporate segment, in whole dollars, is primarily due to lower personnel related expenses due to lower headcount during the three months ended March 31, 2009, lower professional services fees and lower insurance expenses reflecting the continued decrease in our corporate infrastructure.

Liquidity and Capital Resources

Cash used in operating activities from our continuing operations was $2,691 for the three months ended March 31, 2009, compared to cash provided by operating activities from our continuing operations of $44,333 for the prior year period. The $47,024 decrease in cash flow from continuing operations as compared to a year ago relates to changes in working capital which can be impacted by the timing of the cutoff of compensation accruals, payments of annual insurance premiums, other expense accruals, the billing and collection of receivables from our customers and the timing of estimated tax payments in relation to the quarter’s end.

Cash used in investing activities from our continuing operations was $4,459 for the three months ended March 31, 2009, compared to cash provided by operating activities from our continuing operations of $524,847 for the prior year period. Cash provided by investing activities from our continuing operations for the three months ended March 31, 2008 included $574,617 of proceeds received from the 2008 EBSCo Sale, as well as the $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the later part of 2006. Also included in cash provided by investing activities from our continuing operations for the three months ended March 31, 2009 are proceeds of $600 from sales of our available for sale securities, compared to net disbursements of $72,632 from purchases, net of maturities and sales, in the prior year period.

Cash used in financing activities from our continuing operations was $71,142 for the three months ended March 31, 2009, compared to cash provided by financing activities from our continuing operations of $1,777 for the prior year period. Cash used in financing activities for the three months ended March 31, 2009 included $78,183 in cash paid to repurchase a portion of our 1.75% Notes and 3 1/8% Notes. In addition, cash used in financing activities for the three months ended March 31, 2009 and 2008, included proceeds of $7,041 and $1,777, respectively, from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of our ViPS segment, Porex segment and LBB. Our cash flows provided by operating activities from discontinued operations for the three months ended March 31, 2009 included an aggregate of $5,881 related to our Porex segment and LBB business, respectively, while cash flows provided by operating activities from discontinued operations for the three months ended March 31, 2008 included an aggregate of $4,799 related to our ViPS segment, Porex segment and LBB. Also, included in cash flows from discontinued operations used in operating activities for the three months ended March 31, 2009 and 2008 is $3,880 and $6,765, respectively in payments made in connection with legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, net of the receipt of insurance reimbursements related to our Director & Officer Liability Insurance Coverage during the three months ended March 31, 2009.

As of March 31, 2009, we had $552,483 in consolidated cash and cash equivalents, and we owned investments in ARS with a face value of $354,400 and a fair value of $274,069. While liquidity for our ARS investments is currently limited, HLTH recently entered into a new non-recourse credit facility with Citigroup and WebMD recently entered into an amended non-recourse credit facility with Citigroup in April 2009 that will allow each of us to borrow up to 75% of the face amount of our ARS holdings through April 2010. See “Introduction — Background Information on Certain Trends and Developments — Non-Recourse Credit Facilities” and “— Critical Accounting Estimates and Policies — Fair Value of Investments.” Potential future cash commitments include our anticipated 2009 capital expenditure requirements for the full year which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across WebMD’s public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.

Based on our plans and expectations as of the date of this Quarterly Report and taking into consideration issues relating to the liquidity of our ARS investments, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our 1.75% Notes and our 3 1/8% Notes and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (which we refer to as FASB) issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (which we refer to as FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is only expected to apply to financial statement disclosures.

In April 2009, the FASB issued Staff Position No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (which we refer to as FSP FAS 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement”, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (which we refer to as FSP FAS 115-2). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any that the adoption will have on our consolidated financial statements.

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

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter and is subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue, which accounted for approximately 75% of our total revenue for the year ended December 31, 2008, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, many consumer products companies have increased the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

Our ability to provide comparative information on hospital cost and quality depends on our ability to obtain the required data on a timely basis and, if we are unable to do so, our private portal services would be less attractive to clients

We provide, in connection with our private portal services, comparative information about hospital cost and quality. Our ability to provide this information depends on our ability to obtain comprehensive, reliable data. We currently obtain this data from a number of public and private sources, including the Centers for Medicare and Medicaid Services (CMS), many individual states and the Leapfrog Group. We cannot provide assurance that we would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, our business could be negatively impacted if CMS or our other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with our planned usage. In addition, the quality of the comparative information services we provide depends on the reliability of the information that we are able to obtain. If the information we use to provide these services contains errors or is otherwise unreliable, we could lose clients and our reputation could be damaged.

Our ability to renew existing licenses with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals, nor that we will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for our private portal services and possible non-renewals of our license agreements.

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

In June 2008, the ACCME published for comment several proposals, including the following:

•	The ACCME stated that due consideration should be given to eliminating commercial support of CME.

•	The ACCME proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The comment period for these proposals ended on September 12, 2008, and the ACCME has determined not to take any action as to these proposals at this point. However, in April 2009, the ACCME published for comment several other proposals, including the following:

•	“Commercial Support-Free” Designation. In order to clarify the distinction between CME that does include relationships with industry from CME that does not include relationships with industry, the ACCME is considering creating a new designation and review process for CME providers that wish to identify their program of CME as one that does not utilize funds donated by commercial interests. The designation would be termed: “Commercial Support-Free.” The ACCME has indicated that a range of standards for “Commercial Support-Free” CME are possible, including for example: (1) the CME provider not accepting any commercial support for any CME activity, or any part of its CME program; and (2) the CME provider not using funds from advertising or promotion, paid by commercial interests, to underwrite the costs of CME.

•	Independent CME Funding Entity. The ACCME is considering creating a granting entity that would accept unrestricted donations for the purpose of funding CME. The funds would be distributed to ACCME recognized and accredited organizations for development and presentation of ACCME-compliant CME. The ACCME is proposing for comment that the entity would: (1) be independent of the ACCME; (2) not provide funds to the ACCME; (3) be managed by its own governance structure; (4) establish its own granting criteria reflecting practice gaps established through methods consistent with ACCME’s content validation policies; and (5) fund CME done for U.S. learners.

The comment period for these proposals ends on May 21, 2009. We cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of March 31, 2009, HLTH had a total of approximately $354.4 million (face value) of investments in certain auction rate securities (ARS), of which approximately $164.2 million (face value) is attributable to WHC. Those ARS had a fair value of $274.1 million, of which $127.0 million is attributable to WHC. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

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

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2008, we had net operating loss (NOL) carryforwards of approximately $800 million for federal income tax purposes and federal tax credits of approximately $42 million, which excludes the impact of any unrecognized tax benefits. If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our NOL carryforwards and federal tax credits. The tender offer made by HLTH for its common stock that began on October 27, 2008 resulted in a cumulative change of more than 50% of the ownership of our capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there will be an annual limitation imposed on our ability to utilize our NOL carryforwards and federal tax credits. Because substantially all of our NOL carryforwards are reserved for by a valuation allowance, we would not expect the annual limitation on the utilization of our NOL carryforwards to significantly reduce our net deferred tax assets, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our NOL carryforwards to future tax years.

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of March 31, 2009, the fair market value of our auction rate securities was $274.1 million. However, the fair values of our cash and money market investments, which approximate $552.5 million at March 31, 2009, are not subject to changes in interest rates.

HLTH and WHC, its majority owned subsidiary, have each entered into a non-recourse credit facility (which we refer to as the Credit Facilities) with an affiliate of Citigroup that is secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective Credit Facilities. The interest rate applicable to such borrowings is the Open Federal Funds Rate plus 3.95%. No borrowings have been made under either of the Credit Facilities to date.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, certain of our Porex subsidiaries (currently reflected as discontinued operations) are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation (losses) gains were ($0.7) million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of March 31, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information relating to legal proceedings contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

1/01/09 - 1/31/09	—	$—	—	$41,553,120
2/01/09 - 2/28/09	21,216	11.44	—	41,553,120
3/01/09 - 3/31/09	2,563	10.30	—	41,553,120

Total	23,779	11.31	—

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 17 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit No.		Description

3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.1		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation
10.2		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of WebMD Health Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.3*	Letter Agreement, dated as of February 19, 2009, between the Registrant and Charles A. Mele (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.4*	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by referenced to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to WebMD Health Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Agreement relates to executive compensation.

E-1