Form 10-Q
period 2009-06-30
HLTH CORP
filed 2009-08-10
CIK 1009575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes ☐     No ☑

As of August 5, 2009, there were 104,975,151 shares of HLTH Common Stock outstanding (including unvested shares of restricted HLTH Common Stock issued under our equity compensation plans).

HLTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2009

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of www.webmd.com and our other public portals;

•	failure to achieve sufficient levels of usage and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	general business or regulatory conditions affecting the healthcare, information technology, Internet and plastics industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HLTH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$555,247	$629,848
Accounts receivable, net of allowance for doubtful accounts of $2,007 at June 30, 2009 and $1,301 at December 31, 2008	78,674	93,082
Prepaid expenses and other current assets	48,974	44,740
Assets of discontinued operations	124,945	131,350

Total current assets	807,840	899,020
Investments	273,209	288,049
Property and equipment, net	56,864	56,633
Goodwill	202,104	202,104
Intangible assets, net	28,888	32,328
Other assets	24,863	23,600

TOTAL ASSETS	$1,393,768	$1,501,734

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses	$45,090	$54,595
Deferred revenue	86,261	79,613
Liabilities of discontinued operations	113,588	100,771

Total current liabilities	244,939	234,979
1.75% convertible subordinated notes due 2023	264,583	350,000
3 1/8% convertible notes due 2025, net of discount of $26,409 at June 30, 2009 and $35,982 at December 31, 2008	223,891	264,018
Other long-term liabilities	19,670	21,816
Commitments and contingencies
Equity:
HLTH stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized; 458,377,119 shares issued at June 30, 2009; 458,284,729 shares issued at December 31, 2008	46	46
Additional paid-in capital	12,579,384	12,566,854
Treasury stock, at cost; 355,177,510 shares at June 30, 2009; 356,910,193 shares at December 31, 2008	(3,286,759)	(3,292,997)
Accumulated deficit	(8,763,183)	(8,776,618)
Accumulated other comprehensive loss	(37,861)	(587)

Total HLTH stockholders’ equity	491,627	496,698
Noncontrolling interest	149,058	134,223

Total equity	640,685	630,921

TOTAL LIABILITIES AND EQUITY	$1,393,768	$1,501,734

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$98,631	$85,964	$188,895	$166,614
Cost of operations	39,229	31,968	75,794	62,895
Sales and marketing	26,797	24,898	54,358	50,047
General and administrative	22,003	22,778	43,851	43,627
Depreciation and amortization	6,956	7,214	14,059	13,989
Interest income	1,958	8,062	4,220	19,998
Interest expense	5,781	6,585	12,317	13,110
Gain on repurchases of convertible notes	3,473	—	10,120	—
Gain on sale of EBS Master LLC	—	—	—	538,024
Impairment of auction rate securities	—	—	—	60,108
Other expense, net	552	666	821	4,810

Income (loss) from continuing operations before income tax provision (benefit)	2,744	(83)	2,035	476,050
Income tax provision (benefit)	750	569	(467)	26,171
Equity in earnings of EBS Master LLC	—	—	—	4,007

Consolidated income (loss) from continuing operations	1,994	(652)	2,502	453,886
Consolidated loss from discontinued operations (net of a tax benefit of $7,113 and $2,857 for the three months ended June 30, 2009 and 2008 and $5,836 and $135 for the six months ended June 30, 2009 and 2008)	(13,284)	(3,063)	(12,767)	(6)

Consolidated net (loss) income inclusive of noncontrolling interest	(11,290)	(3,715)	(10,265)	453,880
(Income) loss attributable to noncontrolling interest	(387)	(1,071)	(997)	2,774

Net (loss) income attributable to HLTH stockholders	$(11,677)	$(4,786)	$(11,262)	$456,654

Amounts attributable to HLTH stockholders:
Income (loss) from continuing operations	$703	$(1,611)	$509	$456,711
Loss from discontinued operations	(12,380)	(3,175)	(11,771)	(57)

Net (loss) income attributable to HLTH stockholders	$(11,677)	$(4,786)	$(11,262)	$456,654

Basic (loss) income per common share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.00	$2.50
Loss from discontinued operations	(0.12)	(0.02)	(0.11)	(0.00)

Net (loss) income attributable to HLTH stockholders	$(0.11)	$(0.03)	$(0.11)	$2.50

Diluted (loss) income per common share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.00	$2.04
Loss from discontinued operations	(0.12)	(0.02)	(0.11)	(0.01)

Net (loss) income attributable to HLTH stockholders	$(0.11)	$(0.03)	$(0.11)	$2.03

Weighted-average shares outstanding used in computing (loss) income per common share:
Basic	102,608	182,622	102,178	182,399

Diluted	105,159	186,243	104,514	228,209

See accompanying notes.

HLTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Consolidated net (loss) income inclusive of noncontrolling interest	$(10,265)	$453,880
Adjustments to reconcile consolidated net (loss) income inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated income from discontinued operations, net of tax	12,767	6
Depreciation and amortization	14,059	13,989
Equity in earnings of EBS Master LLC	—	(4,007)
Non-cash interest expense	5,310	5,365
Non-cash advertising	1,753	1,558
Non-cash stock-based compensation	18,566	12,388
Deferred income taxes	(2,363)	5,247
Gain on repurchases of convertible notes	(10,120)	—
Gain on sale of EBS Master LLC	—	(538,024)
Impairment of auction rate securities	—	60,108
Changes in operating assets and liabilities:
Accounts receivable	14,408	15,249
Prepaid expenses and other, net	(3,775)	6,466
Accrued expenses and other long-term liabilities	(9,544)	(3,620)
Deferred revenue	6,648	10,194

Net cash provided by continuing operations	37,444	38,799
Net cash provided by discontinued operations	5,509	17,395

Net cash provided by operating activities	42,953	56,194
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	1,100	106,586
Purchases of available-for-sale securities	—	(177,150)
Purchases of property and equipment	(10,955)	(6,945)
Proceeds related to the sales of EBS Master LLC	—	574,617
Proceeds from the sale of discontinued operations	250	24,318
Proceeds from advances to EBS Master LLC	—	1,155
Other	—	148

Net cash (used in) provided by continuing operations	(9,605)	522,729
Net cash used in discontinued operations	(2,356)	(3,184)

Net cash (used in) provided by investing activities	(11,961)	519,545
Cash flows from financing activities:
Proceeds from issuance of HLTH and WHC common stock	18,194	9,644
Repurchases of convertible notes	(123,857)	—
Other	—	(80)

Net cash (used in) provided by continuing operations	(105,663)	9,564
Net cash used in discontinued operations	—	(76)

Net cash (used in) provided by financing activities	(105,663)	9,488
Effect of exchange rates on cash	70	1,793

Net (decrease) increase in cash and cash equivalents	(74,601)	587,020
Cash and cash equivalents at beginning of period	629,848	536,879

Cash and cash equivalents at end of period	$555,247	$1,123,899

See accompanying notes.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Background and Basis of Presentation

Background

HLTH Corporation (“HLTH” or the “Company”) is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. HLTH’s Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market under the same symbol. The Company changed its name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000, to Emdeon Corporation in October 2005 and to HLTH Corporation in May 2007.

WebMD Health Corp.’s (“WHC”) Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. As of June 30, 2009, the Company owned 48,100,000 shares of WHC Class B Common Stock, which represented 83.3% of the total outstanding Class A Common Stock and Class B Common Stock of WHC. WHC Class A Common Stock has one vote per share, while WHC Class B Common Stock has five votes per share. As a result, the WHC Class B Common Stock owned by the Company represented, as of June 30, 2009, 95.9% of the combined voting power of WHC’s outstanding Common Stock. All shares of WHC Class B Common Stock outstanding on September 29, 2010 (the fifth anniversary of the closing date of WHC’s initial public offering) will automatically be converted on a share-for-share basis for shares of WHC Class A Common Stock. On June 17, 2009, the Company and WHC entered into a Merger Agreement, upon consummation of which the Company would merge into WHC, with WHC continuing as the surviving corporation. See Note 3 for a description of the merger.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management,

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009.

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

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Public portal advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal services revenue is historically highest in the second half of the year, as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits.

Net (Loss) Income Attributable to HLTH Stockholders Per Common Share

Basic (loss) income per common share and diluted (loss) income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted, only in the periods in which such effect is dilutive. Additionally, for purposes of calculating diluted (loss) income per common share of the Company, the numerator has been adjusted to consider the effect of potentially dilutive securities of WHC, which can dilute the portion of WHC’s net (loss) income otherwise retained by the Company. The following table presents the calculation of basic and diluted (loss) income per common share (shares in thousands) for amounts attributable to HLTH stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Amounts Attributable to HLTH Stockholders:
Numerator:
Income (loss) from continuing operations — Basic(1)	$703	$(1,611)	$509	$456,711
Interest expense on convertible notes, net of tax	—	—	—	7,869
Effect of WHC dilutive securities	(76)	(110)	(97)	(110)

Income (loss) from continuing operations — Diluted	$627	$(1,721)	$412	$464,470

Loss from discontinued operations — Basic(1)	$(12,380)	$(3,175)	$(11,771)	$(57)
Effect of WHC dilutive securities	53	(13)	56	(13)

Loss from discontinued operations — Diluted	$(12,327)	$(3,188)	$(11,715)	$(70)

Denominator:
Weighted-average shares — Basic	102,608	182,622	102,178	182,399
Employee stock options and warrants	2,551	3,621	2,336	3,794
Convertible notes	—	—	—	42,016

Adjusted weighted-average shares after assumed conversions — Diluted	105,159	186,243	104,514	228,209

Basic (loss) income per common share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.00	$2.50
Loss from discontinued operations	(0.12)	(0.02)	(0.11)	(0.00)

Net (loss) income attributable to HLTH Corporation	$(0.11)	$(0.03)	$(0.11)	$2.50

Diluted (loss) income per common share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.00	$2.04
Loss from discontinued operations	(0.12)	(0.02)	(0.11)	(0.01)

Net (loss) income attributable to HLTH Corporation	$(0.11)	$(0.03)	$(0.11)	$2.03

(1)	Adjusted for the effect of non-vested restricted stock if dilutive to income (loss) per common share.

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants and stock options, from the calculation of diluted (loss) income per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that could potentially dilute (loss) income per common share in the future that were not included in the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Options and warrants	26,808	34,771	30,620	34,916
Convertible notes	33,272	42,016	34,580	—

	60,080	76,787	65,200	34,916

Income Taxes

The income tax provision of $750 and benefit of $467 for the three and six months ended June 30, 2009, respectively, and income tax provision of $569 and $26,171 for the three and six months ended June 30, 2008, respectively, represents taxes for federal, state and other jurisdictions. For the six months ended June 30, 2009, the gain on repurchases of convertible notes is provided for at a lower effective tax rate than the Company’s ordinary operations, resulting in an income tax benefit. For the six months ended June 30, 2008, while the majority of the gain on the 2008 EBSCo Sale (as defined in Note 5) was offset by net operating loss carryforwards, certain alternative minimum taxes and other state taxes were not offset, resulting in a provision of approximately $24,000. Also, the income tax provision for the six months ended June 30, 2008 excludes a benefit for the impairment of auction rate securities, as it is currently not deductible for tax purposes.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141, which is applicable to all business combinations. SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on the Company’s financial statements it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“EITF 03-6-1”). EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. The adoption of this FSP did not have a material impact on the three and six months ended June 30, 2008 financial statements.

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on the Company’s results of operations, financial position or cash flows.

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. A more detailed description of FSP FAS 115-2 and the impact of its adoption is discussed in Note 9.

During the three months ended June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, management has evaluated subsequent events through August 10, 2009, which is the date that the Company’s financial statements were filed.

Accounting Pronouncements to be Adopted in the Future

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a Replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is expected to impact disclosures but is otherwise not expected to have any impact on the Company’s results of operations, financial position or cash flows.

2.	Discontinued Operations

WebMD’s Little Blue Book Print Directory Business

In March 2009, WebMD’s Board of Directors decided to divest LBB as it is not strategic to the rest of WebMD’s business. As a result of the Company’s intention to divest LBB and the expectation that this divestiture will be completed within one year, the financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. During the three months ended June 30, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of the Little Blue Book print directory business to its current estimated fair value. Summarized operating results for LBB are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$1,619	$3,172	$2,191	$4,204
(Loss) income before taxes	(8,065)	1,311	(8,780)	611

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of LBB are as follows:

	June 30,	December, 31
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$255	$1,058
Property and equipment, net	91	98
Goodwill	2,744	11,044
Intangible assets, net	298	362
Deferred tax asset	1,667	—
Other assets	13	13

Total assets	$5,068	$12,575

Liabilities of discontinued operations:
Accrued expenses	$125	$113
Deferred revenue	667	876
Deferred tax liability	—	1,570

Total liabilities	$792	$2,559

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

Porex

Summarized operating results for the discontinued operations of Porex are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$21,924	$24,626	$40,177	$48,387
Earnings before taxes	5,358	4,525	7,758	8,001

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of Porex are as follows:

	June 30,	December, 31
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$12,453	$13,866
Inventory	11,742	11,978
Property and equipment, net	23,795	21,487
Goodwill	42,548	42,297
Intangible assets, net	24,719	24,724
Deferred tax asset	1,227	1,420
Other assets	3,393	3,003

Total assets	$119,877	$118,775

Liabilities of discontinued operations:
Accounts payable	$1,799	$1,601
Accrued expenses	5,973	6,654
Deferred tax liability	12,521	12,095

Total liabilities	$20,293	$20,350

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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenue	$26,222	$52,205
Earnings before taxes	5,000	7,851

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 11 “Commitments and Contingencies.” In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated range of its indemnification obligation based on new information received during the three months ended June 30, 2008, the three months ended December 31, 2008 and again during the three months ended June 30, 2009, and as a result, recorded additional pre-tax charges of $16,980, $12,098 and $28,800, respectively, each of which reflected increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $53,140 to $68,600 as of June 30, 2009, which includes costs that have been incurred prior to, but were not yet paid, as of June 30, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $53,140 and $47,550 as of June 30, 2009 and December 31, 2008, respectively, and is included within liabilities of discontinued operations in the accompanying consolidated balance sheets.

As of June 30, 2009 and December 31, 2008, also included within liabilities of discontinued operations related to this matter is $39,363 and $30,312, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and June 30, 2009. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 11. During January 2008 and during the three months ended June 30, 2009, the Company received reimbursements from its insurance carriers in the amount of $14,625 and $11,000, respectively, which reimbursements are not subject to the pending Coverage Litigation. Accordingly, the Company recognized these amounts within consolidated loss from discontinued operations during the year ended December 31, 2007 and during the three months ended June 30, 2009, respectively.

Also included in income from discontinued operations for the three and six months ended June 30, 2009 is $110 and $219, respectively, and $224 and $376 for the three and six months ended June 30, 2008, respectively, related to the reversal of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes of limitations.

3.	Merger Agreement with WHC

On June 17, 2009, the Company and WHC entered into a Merger Agreement (the “Merger Agreement”), pursuant to which the Company will merge into WHC (the “WHC Merger”), with WHC continuing as the surviving corporation. In the WHC Merger, each outstanding share of the Company’s Common Stock will be converted into 0.4444 shares of WHC Common Stock (the “Merger Consideration”) and the outstanding shares of WHC’s Class B Common Stock (all of which are currently held by the Company) will be cancelled. The shares of WHC’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger, except that they will no longer be referred to as “Class A” because the WHC Merger will eliminate both the WHC Class B Common Stock held by the Company and WHC’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between the Company and a Special Committee of WHC’s Board of Directors. The Merger Agreement was approved by WHC’s Board, based on the recommendation of the Special Committee, and was approved by the Board of Directors of the Company.

The Merger Agreement contains customary representations, warranties and covenants that the parties made to each other, including, among others, covenants by each of HLTH and WHC to conduct its business in the ordinary course between the signing of the Merger Agreement and completion of the Merger, and to maintain and preserve its business organization and relationships during such period, except as contemplated by the Merger Agreement. Completion of the WHC Merger is subject to the Company and WHC receiving required shareholder approvals and other customary closing conditions. The Company, which owns shares of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class B Common Stock of the Company constituting approximately 95.9% of the total number of votes represented by outstanding shares, has agreed to vote such shares in favor of the WHC Merger.

Following the WHC Merger, WHC, as the surviving corporation, will assume the obligations of the Company under the Company’s 3 1/8% Convertible Notes due September 1, 2025 and the Company’s 1.75% Convertible Subordinated Notes due June 15, 2023 (the “Notes”). As of June 30, 2009, there were $250,300 principal amount of the 3 1/8% Convertible Notes outstanding (the conversion of which would result in the issuance of a total of approximately 16,080,000 shares of the Company’s Common Stock) and $264,583 principal amount of the 1.75% Convertible Subordinated Notes outstanding (the conversion of which would result in the issuance of a total of approximately 17,192,000 shares of the Company’s Common Stock). In the event a holder of Notes converts these Notes into shares of the Company’s Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the WHC Merger, those shares would be treated in the WHC Merger like all other shares of the Company’s Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the shares of Common Stock of the Company into which such Notes would have been convertible.

The WHC Merger will be accounted for as a reverse merger. WHC will be issuing its Common Stock to effect the WHC Merger and it will survive as the publicly listed company after completion of the WHC Merger. However, because the Company controls WHC prior to the WHC Merger and because the Company’s shareholders, as a group, will own the majority of the total voting power of WHC’s voting securities following the WHC Merger, SFAS No. 141(R), “Business Combinations” does not apply to the transaction, which will be accounted for as a merger of entities under common control, whereby, for accounting purposes, the Company will be treated as the acquirer and WHC will be treated as the acquired company. Accordingly, after the WHC Merger is completed, WHC’s historical financial statements for periods prior to the completion of the WHC Merger will reflect the historical financial information of the Company.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” requires that changes in a parent company’s ownership interest, while the parent company retains its controlling financial interest in its subsidiary, shall be accounted for as equity transactions. Although the holders of WHC’s Class A Common Stock (the noncontrolling interest in WHC) are not exchanging their shares in the WHC Merger, the common control merger accounting will require the transaction to be presented as if the Company acquired the noncontrolling interest in WHC. Accordingly, the deemed acquisition by the Company of the portion of WHC that it does not currently own will be accounted for as an equity transaction.

4.	Repurchases of Convertible Notes

During the three and six months ended June 30, 2009, the Company repurchased $8,900 and $85,417 principal amount of its 1.75% Convertible Subordinated Notes Due 2023 (“1.75% Notes”) for $8,500 and $80,123 in cash, respectively. Also during the three and six months ended June 30, 2009, the Company repurchased $31,700 and $49,700 principal amount of its 3 1/8% Convertible Notes Due 2025 (“3 1/8% Notes”) for $28,689 and $43,734 in cash, respectively. The Company recognized an aggregate gain of $3,473 and $10,120 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three and six months ended June 30, 2009, which is reflected as gain on repurchases of convertible notes in the accompanying consolidated statement of operations. The gain considers the proportionate write-off of unamortized deferred issuance costs. As of June 30, 2009, there were $264,583 principal amount of the 1.75% Notes outstanding and $250,300 principal amount of the 3 1/8% Notes outstanding.

5.	Investment in Emdeon Business Services

On February 8, 2008, the Company entered into a Securities Purchase Agreement and simultaneously completed the sale of its 48% minority ownership interest in EBS Master LLC (“EBSCo”), which was

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue	$94,481
Cost of operations	44,633
Net income	5,551

6.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The accounting policies of the segments are the same as the accounting policies for the consolidated Company. The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include: a gain on the sale of our investment in EBS, an impairment charge related to investments in auction rate securities, legal expenses incurred by the Company, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; the gain on the repurchases of the Company’s convertible notes; income related to the reduction of certain sales and use tax contingencies; and professional fees, primarily consisting of legal, accounting and financial advisory services related to the proposed 2008 merger transaction between HLTH and WHC (the “Proposed 2008 WHC Merger”), which was terminated in October 2008.

The WebMD segment and Corporate segment are described as follows:

•	WebMD provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through WebMD’s public and private online portals and health-focused publications. WebMD’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. WebMD’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. WebMD also distributes online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndications fees, provides e-detailing promotion and physician recruitment services and provides print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The public portals sponsors and advertisers include pharmaceutical, biotechnology, medical devise and consumer products companies. WebMD’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, treatment and provider decisions. WebMD also provides related services for use by such employees and members,

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including lifestyle education and personalized telephonic health coaching. WebMD generates revenue from its private portals through the licensing of these services to employers and health plans either directly or through distributors.

•	Corporate includes personnel costs and other expenses related to executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions, as well as other costs and expenses, such as professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $1,095 and $2,130 for the three and six months ended June 30, 2009, respectively, and $861 and $1,734 for the three and six months ended June 30, 2008, respectively, which are costs allocated to WHC for services provided by the Corporate segment. In connection with the sale of a 52% interest in the Company’s Emdeon Business Services segment during 2006 and the ViPS Sale, the Company entered into transition services agreements whereby the Company provided ViPS and EBSCo certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBSCo provided certain administrative services to the Company. These services were provided through the Corporate segment, and the related transition services fees that the Company charged to ViPS and EBSCo, net of the fee the Company paid to EBSCo, were also included in the Corporate segment, which were intended to approximate the cost of providing these services.

As a result of the Company’s decision to divest LBB, the Company eliminated the separate segment presentation for WebMD Publishing and Other Services.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the WebMD segment and the Corporate segment and a reconciliation to consolidated income (loss) from continuing operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
WebMD:
Public portal advertising and sponsorship	$75,992	$64,138	$143,281	$122,865
Private portal services	22,639	21,866	45,614	43,789
Inter-segment eliminations	—	(40)	—	(40)

	$98,631	$85,964	$188,895	$166,614

Earnings before interest, taxes, non-cash and other items
WebMD	$23,218	$18,392	$41,906	$34,724
Corporate	(3,197)	(5,573)	(6,624)	(10,632)

	20,021	12,819	35,282	24,092
Interest, taxes, non-cash and other items
Interest income	1,958	8,062	4,220	19,998
Interest expense	(5,781)	(6,585)	(12,317)	(13,110)
Income tax (provision) benefit	(750)	(569)	467	(26,171)
Depreciation and amortization	(6,956)	(7,214)	(14,059)	(13,989)
Non-cash stock-based compensation	(9,412)	(6,448)	(18,566)	(12,388)
Non-cash advertising	—	—	(1,753)	(1,558)
Gain on repurchases of convertible notes	3,473	—	10,120	—
Equity in earnings of EBS Master LLC	—	—	—	4,007
Gain on sale of EBS Master LLC	—	—	—	538,024
Impairment of auction rate securities	—	—	—	(60,108)
Other expense, net	(559)	(717)	(892)	(4,911)

Consolidated income (loss) from continuing operations	1,994	(652)	2,502	453,886
Consolidated loss from discontinued operations, net of tax	(13,284)	(3,063)	(12,767)	(6)

Consolidated net (loss) income inclusive of noncontrolling interest	(11,290)	(3,715)	(10,265)	453,880
(Income) loss attributable to noncontrolling interest	(387)	(1,071)	(997)	2,774

Net (loss) income attributable to HLTH stockholders	$(11,677)	$(4,786)	$(11,262)	$456,654

7.	Stock-Based Compensation

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH Plans

The Company had an aggregate of 2,505,557 shares of HLTH Common Stock available for future grants under the Plans as of June 30, 2009. In addition to the Plans, the Company has granted options to certain directors, officers and key employees pursuant to individual stock option agreements. At June 30, 2009, there were options to purchase 4,104,881 shares of HLTH Common Stock outstanding to these individuals. The terms of these grants are similar to the terms of the options granted under the Plans and accordingly, the stock option activity of these individuals is included in all references to the Plans. Shares are issued from treasury stock when options are exercised or restricted stock is granted.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The majority of options granted under the Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding as of January 1, 2009	44,481,624	$14.41
Granted	357,500	11.13
Exercised	(1,732,683)	8.83
Cancelled	(3,484,293)	18.52

Outstanding as of June 30, 2009	39,622,148	$14.26	3.0	$64,368

Vested and exercisable at the end of the period	34,365,505	$14.92	2.2	$47,846

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on June 30, 2009, which was $13.10, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 30, 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Six Months Ended
	June 30,
	2009	2008

Expected dividend yield	0.0%	0%
Expected volatility	0.38	0.33
Risk-free interest rate	1.56%	2.82%
Expected term (years)	3.69	3.81
Weighted average fair value of options granted during the year	$3.36	$3.92

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2009	1,212,624	$9.94
Granted	26,000	11.08
Vested	(116,774)	9.18

Balance as of June 30, 2009	1,121,850	$10.04

Proceeds received from the exercise of options to purchase HLTH Common Stock were $9,813 and $15,295 for the three and six months ended June 30, 2009, respectively, and $5,689 and $7,277 for the three and six months ended June 30, 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested, was $3,486 and $6,285 for the three and six months ended June 30, 2009, respectively, and $2,952 and $5,327 for the three and six months ended June 30, 2008, respectively.

WebMD Plans

During September 2005, WHC adopted the 2005 Long-Term Incentive Plan (as amended, the “WHC Plan”). Additionally, in connection with the acquisition of Subimo, LLC, in December 2006, WHC adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the WHC Plan but it has not been approved by WHC stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The WHC Plan and the Subimo Plan are referred to below as the “WebMD Plans.” The maximum number of shares of WHC Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of June 30, 2009, subject to adjustment in accordance with the terms of the WebMD Plans. WHC had an aggregate of 2,256,945 shares of Class A Common Stock available for future grants under the WebMD Plans at June 30, 2009. Shares of WHC Class A Common Stock are issued from WHC’s treasury stock when options are exercised or restricted stock is granted to the extent shares are available in WHC’s treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of WHC’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value (1)

Outstanding as of January 1, 2009	10,284,236	$25.46
Granted	300,350	23.58
Exercised	(187,365)	17.59
Cancelled	(517,863)	28.11

Outstanding as of June 30, 2009	9,879,358	$25.42	8.4	$64,795

Vested and exercisable at the end of the period	2,403,807	$25.31	6.7	$19,428

(1)	The aggregate intrinsic value is based on the market price of WHC’s Class A Common Stock on June 30, 2009, which was $29.92, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all of the option holders had exercised their options on June 30, 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

	Six Months Ended
	June 30,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.57	0.43
Risk-free interest rate	1.35%	2.40%
Expected term (years)	3.36	3.27
Weighted average fair value of options granted during the year	$9.66	$11.02

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

WHC’s Restricted Stock consists of shares of WHC Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, WHC Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested WHC Restricted Stock:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2009	706,009	$25.22
Granted	5,000	21.82
Vested	(14,213)	44.22
Forfeited	(44,533)	29.28

Balance as of June 30, 2009	652,263	$24.51

Proceeds received from the exercise of options to purchase shares of WHC’s Class A Common Stock were $1,374 and $3,296 during the three and six months ended June 30, 2009, respectively, and $1,803 and $2,392 during the three and six months ended June 30, 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of WHC’s Restricted Stock that vested, was $817 and $1,607 during the three and six months ended June 30, 2009, respectively, and $1,499 and $2,470 during the three and six months ended June 30, 2008, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan, as amended from time to time (the “ESPP”), allowed eligible employees the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. The ESPP provided for annual increases equal to the lesser of 1,500,000 shares, 0.5% of the outstanding common shares, or a lesser amount determined by the Board of Directors. The ESPP was terminated effective April 30, 2008. There were 49,125 shares issued under the ESPP during the three and six months ended June 30, 2008.

Other

At the time of the WHC initial public offering and each year on the anniversary of the initial public offering, WHC issued shares of WHC Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded stock-based compensation expense of $85 during the three months ended June 30, 2009 and 2008 and $170 during the six months ended June 30, 2009 and 2008 in connection with these issuances.

Additionally, the Company recorded stock-based compensation expense of $279 and $558 during the three and six months ended June 30, 2008, respectively, in connection with a stock transferability right for shares that were issued in connection with the acquisition of Subimo, LLC by WHC.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

HLTH Plans:
Stock options	$1,839	$1,672	$3,905	$3,616
Restricted stock	1,459	1,355	3,361	2,728
WebMD Plans:
Stock options	5,093	2,770	9,643	5,176
Restricted stock	1,142	640	2,007	804
Employee Stock Purchase Plan	—	5	—	51
Other	104	375	192	725

Total stock-based compensation expense	$9,637	$6,817	$19,108	$13,100

Included in:
Cost of operations	$1,555	$817	$3,178	$1,933
Sales and marketing	2,001	1,261	3,551	2,387
General and administrative	5,856	4,370	11,837	8,068

Consolidated income (loss) from continuing operations	9,412	6,448	18,566	12,388
Consolidated loss from discontinued operations, net of tax	225	369	542	712

Total stock-based compensation expense	$9,637	$6,817	$19,108	$13,100

As of June 30, 2009, approximately $15,323 and $70,122 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.1 years and 3.1 years, related to the HLTH Plans and the WebMD Plans, respectively.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Equity

The following is a summary of the change in stockholders’ equity for the six months ended June 30, 2009 and 2008, including a summary of total comprehensive loss for the period:

	Six Months Ended June 30, 2009
	HLTH
	Stockholders’	Noncontrolling	Total
	Equity	Interest in WHC	Equity

Balance as of the beginning of period	$496,698	$134,223	$630,921
Comprehensive (loss) income:
Net (loss) income	(11,262)	997	(10,265)
Unrealized losses on securities	(12,760)	(981)	(13,741)
Foreign currency translation adjustment	183	—	183

Total comprehensive (loss) income	(23,839)	16	(23,823)

Issuance of stock for option exercises and other issuances	15,021	3,173	18,194
Stock-based compensation expense	7,291	11,646	18,937
Repurchases of 3 1/8% convertible notes, net of tax	(3,544)	—	(3,544)

Balance as of the end of period	$491,627	$149,058	$640,685

	Six Months Ended June 30, 2008
	HLTH
	Stockholders’	Noncontrolling	Total
	Equity	Interest in WHC	Equity

Balance as of the beginning of period	$642,808	$131,353	$774,161
Comprehensive income (loss):
Net income	456,654	(2,774)	453,880
Unrealized losses on securities	(2,630)	(231)	(2,861)
Foreign currency translation adjustment	3,289	—	3,289
Reversal of comprehensive loss related to EBS Master LLC	7,326	—	7,326

Total comprehensive income (loss)	464,639	(3,005)	461,634

Issuance of stock for option exercises, ESPP and other issuances	7,401	2,243	9,644
Tax benefit realized from issuances of common stock and valuation reversal	2,061	—	2,061
Gain on issuance of WHC Class A Common Stock and other	1,711	(1,711)	—
Stock-based compensation expense	6,427	6,536	12,963
Repurchase of warrant	(700)	—	(700)

Balance as of the end of period	$1,124,347	$135,416	$1,259,763

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss includes:

	June 30,	December 31,
	2009	2008

Foreign currency translation gains	$8,274	$8,091
Unrealized losses on securities, net	(46,135)	(8,678)

Total accumulated other comprehensive loss	$(37,861)	$(587)

Deferred taxes are not included within accumulated other comprehensive loss because a valuation allowance was maintained for substantially all net deferred tax assets.

9.	Fair Value of Financial Instruments and Non-Recourse Credit Facilities

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

The Company did not have any Level 2 assets as of June 30, 2009 and December 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		As of June 30, 2009					As of December 31, 2008
					Gross				Gross
	Fair Value	Amortized			Unrealized		Amortized		Unrealized
	Estimate Using:	Cost Basis		Fair Value	Gains (Losses)		Cost Basis	Fair Value	Gains (Losses)

Cash and Cash Equivalents	Level 1	$555,247		$555,247	$—		$629,848	$629,848	$—
Equity Securities	Level 1	1,470		2,485	1,015		1,470	1,497	27
Auction Rate Securities(1)	Level 3	321,707	(2)	270,724	(50,983	)(2)	295,959	286,552	(9,407)

(1)	The face (par) value of the auction rate securities was $353,900 and $355,000 as of June 30, 2009 and December 31, 2008, respectively.

(2)	Amounts reflect cumulative effect of adoption of FSP FAS 115-2 as discussed below.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s auction rate securities for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008

Fair value as of the beginning of the period	$286,552	$—
Transfers to Level 3	—	363,700
Redemptions	(1,100)	(2,800)
Impairment charge included in earnings	—	(60,108)
Interest income accretion included in earnings	—	197
Unrealized loss included in other comprehensive income	(14,728)	(3,019)

Fair value as of the end of the period	$270,724	$297,970

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets, as described above. The types of ARS holdings the Company owns are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. As a secondary market has yet to develop, these investments have been classified as long-term investments as their contractual maturity dates are generally in excess of 20 years. Additionally, during 2009 approximately one-half of the auction rate securities the Company holds were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of the ARS holdings no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $302,842, of which $141,044 related to WHC, compared to a face value of $362,950, of which $168,450 related to WHC. The impairment in value, or $60,108, of which $27,406 related to WHC, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the consolidated statement of operations during the three months ended March 31, 2008.

Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other -Than-Temporary Impairments,” which amended the recognition guidance for other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. FSP FAS 115-2 requires a cumulative effect adjustment to be reported as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date, from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Company has no current intent to sell the auction rate securities that it holds, and it is not more likely than not that the Company will be required to sell the securities prior to recovery, the Company estimated the present value of the cash flows expected to be collected related to the auction rate securities it holds. The difference between the present value of the estimated cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date FSP FAS 115-2 was adopted, was $24,697, which is net of the effect of noncontrolling interest of $2,151. This represents the cumulative effect of initially adopting FSP FAS 115-2 and it has been reflected as an increase to accumulated other comprehensive loss and a reduction to accumulated deficit in the accompanying balance sheet effective as of April 1, 2009.

The Company estimates the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008 and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, as discussed above, during 2009, certain of the auction rate securities the Company holds were downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the cash flows expected to be collected. Substantial judgment and estimation of factors is necessary in connection with making fair value estimates of Level 3 securities, including estimates related to expected credit losses as these factors are not currently observable in the market due to the lack of trading in the securities. The Company continues to monitor the market for ARS as well as the individual ARS investments it owns. The Company may be required to record additional losses, either realized or unrealized, in future periods if the fair value of its ARS holdings deteriorates further.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements however, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that are carried at historical cost:

	June 30, 2009		December 31, 2008
	Cost Basis	Fair Value	Cost Basis	Fair Value

1.75% Notes(a)	$264,583	$261,606	$350,000	$305,200
3 1/8% Notes(a)	223,891	216,077	264,018	243,750

(a)	Fair value estimate incorporates quoted prices in active markets.

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

On April 28, 2009, the Company entered into a new non-recourse credit facility and WebMD entered into an amended and restated credit facility, each with an affiliate of Citigroup (collectively, the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. As of the date of this Quarterly Report, no borrowings have

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been made under either of the 2009 Credit Facilities. The 2009 Credit Facilities are secured by the respective borrowers’ ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company and WHC can make borrowings under their respective 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the borrower (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the respective 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of June 30, 2009, the maximum the Company would be able to borrow is $142,500 (based on its ARS holdings, excluding ARS held by WHC) and the maximum WHC would be able to borrow is $122,925 (based on its ARS holdings). Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the respective 2009 Credit Facilities.

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

10.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life (a)	Amount	Amortization	Net	Useful Life (a)

Content	$15,954	$(15,038)	$916	1.3	$15,954	$(14,541)	$1,413	1.7
Customer relationships	34,057	(14,623)	19,434	8.5	34,057	(12,872)	21,185	8.8
Technology and patents	14,700	(14,295)	405	0.4	14,700	(13,370)	1,330	0.8
Trade names-definite lived	6,030	(2,361)	3,669	6.9	6,030	(2,094)	3,936	7.4
Trade names-indefinite lived	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(46,317)	$28,888		$75,205	$(42,877)	$32,328

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period (reflected in years) of each respective intangible asset.

Amortization expense was $1,682 and $3,440 for the three and six months ended June 30, 2009, respectively, and $2,354 and $4,800 for the three and six months June 30, 2008, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Years Ending December 31:
2009 (July 1st to December 31st)	$2,868
2010	3,394
2011	2,628
2012	2,628
2013	2,627
Thereafter	10,279

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Roberta Feinstein v. WebMD Health Corporation, et al.

In June 2009, a purported class action was filed on behalf of stockholders of WHC in the Supreme Court of the State of New York, County of New York. Roberta Feinstein v. WebMD Health Corporation, et al., No. 650369/2009 (Sup. Ct. N.Y. Co.). The action names as defendants: WHC; certain directors of WHC; and the Company. The action alleges, among other things, that the members of WHC’s Board of Directors breached their fiduciary duties of care, loyalty, good faith and candor in agreeing to the WHC Merger and have attempted to unfairly deprive WHC’s stockholders of the true value of their investment in WHC, with the action containing additional allegations that the Company aided and abetted the breaches of fiduciary duty of WHC’s directors. The lawsuit seeks, among other things, to certify plaintiff as class representative, to enjoin the completion of the WHC Merger, a declaration that the members of WHC’s Board of Directors have breached their fiduciary duties, and an award of attorneys’ and experts’ fees and expenses.

The Company and WHC believe that the class claim asserted by WHC’s stockholders relating to the WHC Merger is without merit and intend to contest it vigorously.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 10, 2009, the district court granted preliminary approval to the new proposed settlement. The settlement is still subject to a number of contingencies, including but not limited to a fairness hearing and final approval by the court.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 3, 2009 the trial court granted the motion of defendant Charles Hutchinson for a transfer of venue to Tampa, Florida. The effect of this order is that Mr. Hutchinson will not stand trial with the other seven defendants in Charleston, South Carolina but will be tried separately in Tampa, Florida. A date for such trial has not yet been scheduled. The trial of the other seven indicted former officers and directors of Medical Manager Health Systems is scheduled to begin on January 19, 2010.

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

The Company has certain indemnity obligations to advance amounts for reasonable defense costs for the initial ten, and now eight, former officers and directors of EPS. During the six months ended June 30, 2009 and during the years ended December 31, 2008 and 2007, the Company recorded pre-tax charges of $28,800, $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. See Note 2 for a more detailed discussion regarding these charges.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, the Company commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company is seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company is seeking an order requiring the Defendants to advance and/or reimburse expenses that the Company has incurred and expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 11. The Company subsequently has settled with certain of the insurance companies, through which the Company received an aggregate amount of $25,625.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to the Company and to EPS, a former subsidiary of the Company, which is a co-plaintiff with the Company in the Coverage Litigation. EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (“SSHI”). In connection with the Company’s sale of EPS to Sage Software, the Company retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. The Company retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into the Company) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”). As of June 30, 2009, $81,403 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $39,363 has been reimbursed by certain insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). The Company has deferred recognizing this amount as income given the fact that the Coverage Litigation is ongoing and accordingly this amount has been deferred on the balance sheet as of June 30, 2009 within liabilities of discontinued operations. As a result of these payments, the Company has exhausted its coverage under the EPS Policies and has remaining coverage under the Synetic Policies of approximately $22,400.

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

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified the Company that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in the Company making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. The Company has since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the Company’s indemnification obligations. On July 15, 2009, the Court granted a summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations.

On November 17, 2008, the Company filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to the Company’s indemnification obligations to the former officers and directors of the Company’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 11. The Company filed motions seeking to compel such carriers to advance defense costs that the Company is obligated to indemnify and the carriers who issued the Emdeon Policies have moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for the Company’s indemnification obligations. The Company believes that these exclusions in the Emdeon Policies do not apply to the Company’s claim and has submitted responses in opposition to such motions, but there can be no assurance as to the outcome. The Court has heard oral argument and decisions on the cross motions are pending.

The insurance carriers assert that the Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by the Company, although the $25,625 that the Company has received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

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

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from its infrastructure investments in WebMD, combined with the continued reduction in shared services performed within the Company’s Corporate segment following the divestures of

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS, EBS and ViPS, the Company recorded a restructuring charge during the three months ended December 31, 2008 of $7,416, of which $2,910 relates to WebMD. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when the Company owned the divested businesses, (ii) $3,391 related to severance and (iii) $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge was $1,260 and $7,071 as of June 30, 2009 and December 31, 2008, respectively, and is reflected in accrued expenses in the accompanying consolidated balance sheets. The decrease is the result of cash payments made during the three months ended June 30, 2009.

13.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company’s WebMD segment entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,302 and $4,994 during the three and six months ended June 30, 2009, and $2,352 and $4,790 during the three and six months ended June 30, 2008, respectively. Included in accounts receivable as of June 30, 2009 and December 31, 2008 was $2,298 and $2,070, respectively, related to the FHRS agreement.

14.	Other Expense, Net

Other expense, net consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Transition service fees (a)	$6	$51	$70	$101
Reduction of tax contingencies (b)	245	437	490	874
Legal expense (c)	(803)	(389)	(1,381)	(761)
Advisory expense (d)	—	(765)	—	(5,024)

Other expense, net	$(552)	$(666)	$(821)	$(4,810)

(a)	Represents the net fees received from ViPS and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC.

(d)	Represents professional fees, primarily consisting of legal, accounting and financial advisory services incurred by the Company related to the Proposed 2008 WHC Merger.

15.	Retrospective Application of New Accounting Standards

The Consolidated Financial Statements reflect the retrospective application, for the three and six months ended June 30, 2008, of two accounting standards adopted by the Company effective January 1, 2009: SFAS 160 and FSP ABP 14-1.

SFAS 160.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. SFAS 160 requires that a noncontrolling interest be reported in the Company’s consolidated balance sheets within equity and separate from the parent company’s equity. Also, SFAS 160 requires consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition,

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share.

FSP APB 14-1.  FSP APB 14-1 affects the accounting for the Company’s 3 1/8% Notes. FSP APB 14-1 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (the first date on which the Company may be required to repurchase the 3 1/8% Notes at the option of the holder). The $61,300 also represents the value of the equity component on the 3 1/8% Notes and was included within additional paid-in capital through December 31, 2008. During the six months ended June 30, 2009, this amount was reduced by $5,616 representing the equity portion of the convertible notes that were repurchased during this period. The following table reflects the interest expense recognized and effective interest rate for the Company’s 3 1/8% Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Contractual coupon interest	$2,078	$2,344	$4,399	$4,688
Amortization of debt discount	1,939	2,040	4,078	4,044
Amortization of debt issuance costs	269	282	565	560

Interest expense for 3 1/8% Notes	$4,286	$4,666	$9,042	$9,292

Effective interest rate	7.4%	7.4%	7.4%	7.4%

FSP APB 14-1 requires retrospective application for all periods presented in the Company’s consolidated financial statements. The adoption of this accounting principle resulted in a decrease to the Company’s net income attributable to HLTH stockholders of $1,919 and $3,637 for the three and six months ended June 30, 2008. However, it did not have a net impact on the Company’s cash flows.

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of this change in accounting principle on the consolidated statement of operation and cash flows for the three and six months ended June 30, 2008 are summarized as follows:

	Consolidated Statements
	of Operations
	As Previously	As
	Reported (a)	Adjusted

Three Months Ended June 30, 2008:
Interest expense	$4,628	$6,585
Income tax provision	607	569
Consolidated income (loss) from continuing operations	1,267	(652)
Consolidated loss inclusive of noncontrolling interest	(1,796)	(3,715)
Net loss attributable to HLTH stockholders	(2,867)	(4,786)

Basic (loss) income per common share:
Income (loss) from continuing operations	$0.00	$(0.01)
Loss from discontinued operations	(0.02)	(0.02)

Net loss attributable to HLTH stockholders	$(0.02)	$(0.03)

Diluted (loss) income per common share:
Income (loss) from continuing operations	$0.00	$(0.01)
Loss from discontinued operations	(0.02)	(0.02)

Net loss attributable to HLTH stockholders	$(0.02)	$(0.03)

Six Months Ended June 30, 2008:
Interest expense	$9,235	$13,110
Income tax provision	26,409	26,171
Consolidated income from continuing operations	457,523	453,886
Consolidated income inclusive of noncontrolling interest	457,517	453,880
Net income attributable to HLTH stockholders	460,291	456,654

Basic income (loss) per common share:
Income from continuing operations	$2.52	$2.50
Loss from discontinued operations	(0.00)	(0.00)

Net income attributable to HLTH stockholders	$2.52	$2.50

Diluted income (loss) per common share:
Income from continuing operations	$2.04	$2.04
Loss from discontinued operations	(0.00)	(0.01)

Net income attributable to HLTH stockholders	$2.04	$2.03

HLTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statement of
	Cash Flows
	As Previously	As
	Reported (a)	Adjusted

Six Months Ended June 30, 2008:
Consolidated net income inclusive of noncontrolling interest	$457,517	$453,880
Non-cash interest expense	1,490	5,365
Deferred income taxes	5,485	5,247

(a)	The previously reported balances have been adjusted to reflect the reclassifications associated with the presentation of LBB as a discontinued operation and the adoption of SFAS 160 (defined above).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of the impact on our MD&A from the adoption of certain accounting pronouncements, background information on certain trends and developments affecting our company, and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in Exhibit 99.3 to the Current Report on Form 8-K that we filed on July 2, 2009 with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments, as well as our outlook on our available liquidity of June 30, 2009.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

HLTH Corporation is a Delaware corporation that was incorporated in December 1995 and commenced operations in January 1996 as Healtheon Corporation. We changed our name to Healtheon/WebMD Corporation in November 1999, to WebMD Corporation in September 2000, to Emdeon Corporation in October 2005 and to HLTH Corporation in May 2007. Our Common Stock began trading on the Nasdaq National Market under the symbol “HLTH” on February 11, 1999 and now trades on the Nasdaq Global Select Market under the same symbol.

As of June 30, 2009, we owned 83.3% of the outstanding shares of capital stock of WebMD Health Corp. (which we refer to as WHC) through our ownership of WHC’s Class B Common Stock. The remaining 16.7% of WHC’s outstanding common stock are shares of WHC’s Class A Common Stock, which trades on the Nasdaq Global Select Market under the symbol “WBMD.” Accordingly, as of June 30, 2009, our consolidated financial statements reflect the noncontrolling stockholders’ share of equity and net income (loss) of WHC. On June 17, 2009, HLTH and WHC entered into a Merger Agreement, pursuant to which HLTH will merge into WHC, with WHC continuing as the surviving corporation. See “— Merger with WHC” below for a description of the merger.

Adjustments to Reflect Certain Accounting Pronouncements

The information in this MD&A has been adjusted to reflect the adoption, effective January 1, 2009, of Financial Accounting Standards Board’s Staff Position (which we refer to as FSP) Accounting Principles Board (which we refer to as APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (which we refer to as FSP APB 14-1) and Statement of Financial Accounting Standards (which we refer to as SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (which we refer to as SFAS 160). As required by FSP APB 14-1 and SFAS 160, our historical consolidated financial statements have been retroactively adjusted to reflect the adoption of these standards. These accounting standards and the impact of their adoption on the historical financial statements is more fully described in Note 15, “Retrospective Application of New Accounting Standards” located in the Notes to Consolidated Financial Statements elsewhere in the Quarterly Report.

Merger with WHC

On June 17, 2009, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD (we refer to that merger as the WHC Merger), with WebMD continuing as the surviving corporation. In the WHC Merger, each outstanding share of HLTH Common Stock will be converted into 0.4444 shares of WebMD Common Stock (which we refer to as the Merger Consideration) and the outstanding shares of WebMD Class B Common Stock (all of which are currently held by HLTH) will be cancelled. The shares of WebMD Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the WHC Merger, except that they will no longer be referred to as “Class A” because the WHC Merger will eliminate both the Class B Common Stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of WebMD’s Board of Directors. The Merger Agreement was approved by WebMD’s Board, based on the recommendation of the Special Committee, and was approved by the Board of Directors of HLTH.

The key goals for the merger include allowing HLTH’s stockholders to participate directly in the ownership of WHC, while eliminating HLTH’s controlling interest in WHC and the inefficiencies associated with having two separate public companies, increasing the ability of WHC to raise capital and to obtain financing, and improving the liquidity of WHC Common Stock by significantly increasing the number of shares held by public stockholders.

The Merger Agreement contains customary representations, warranties and covenants that the parties made to each other, including, among others, covenants by each of HLTH and WebMD to conduct its business in the ordinary course between the signing of the Merger Agreement and completion of the Merger, and to maintain and preserve its business organization and relationships during such period, except as contemplated by the Merger Agreement. Completion of the WHC Merger is subject to HLTH and WebMD receiving required shareholder approvals and other customary closing conditions. HLTH, which owns shares of WebMD Class B Common Stock constituting approximately 95.9% of the total number of votes represented by outstanding shares, has agreed to vote such shares in favor of the WHC Merger.

Following the WHC Merger, WebMD, as the surviving corporation, will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to collectively as the Notes). As of June 30, 2009, there were

$250,300 principal amount of the 3 1/8% Convertible Notes outstanding (the conversion of which would result in the issuance of a total of approximately 16,080,000 shares of HLTH Common Stock) and $264,583 principal amount of the 1.75% Convertible Subordinated Notes outstanding (the conversion of which would result in the issuance of a total of approximately 17,192,000 shares of HLTH Common Stock). In the event a holder of Notes converts these Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the WHC Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the WHC Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

The WHC Merger will be accounted for as a reverse merger. WebMD will be issuing WebMD Common Stock to effect the merger and it will survive as the publicly listed company after completion of the WHC Merger. However, because HLTH controls WebMD prior to the WHC Merger and because HLTH’s shareholders, as a group, will own the majority of the total voting power of WebMD’s voting securities following the WHC Merger, SFAS No. 141(R), “Business Combinations” does not apply to the transaction, which will be accounted for as a merger of entities under common control, whereby, for accounting purposes, HLTH will be treated as the acquirer and WebMD will be treated as the acquired company. Accordingly, after the WHC Merger is completed, WebMD’s historical financial statements for periods prior to the completion of the WHC Merger will reflect the historical financial information of HLTH.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 , requires that changes in a parent company’s ownership interest, while the parent company retains its controlling financial interest in its subsidiary, shall be accounted for as equity transactions. Although the holders of WebMD Class A Common Stock (the noncontrolling interest in WebMD) are not exchanging their shares in the WHC Merger, the common control merger accounting will require the transaction to be presented as if HLTH acquired the noncontrolling interest in WebMD. Accordingly, the deemed acquisition by HLTH of the portion of WebMD that it does not currently own will be accounted for as an equity transaction.

Segments

As a result of the planned sale of Porex and WebMD’s Little Blue Book print directory business (described below under “— Background Information on Certain Trends and Developments”), which are classified as discontinued operations, our only remaining operating segment is our WebMD segment. The following is a description of the WebMD segment and our Corporate segment:

•	WebMD. WebMD is a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. WebMD’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. WebMD’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. WebMD public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. WebMD also distributes its online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. WebMD also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. WebMD also provides print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. WebMD’s public portals sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. WebMD’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. WebMD also provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. WebMD generates revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors.

•	Corporate. Corporate includes personnel costs and other expenses related to executive personnel, legal, accounting, tax, internal audit, risk management, human resources and certain information technology functions, as well as other costs and expenses such as professional fees including legal and audit services, insurance, costs of leased property and facilities, telecommunication costs and software maintenance expenses. Corporate expenses are net of $1,095 and $2,130 for the three and six months ended June 30, 2009, respectively, and $861 and $1,734 for the three and six months ended June 30, 2008, respectively, which are costs allocated to WebMD for services provided by the Corporate segment. In connection with the sale of a 52% interest in our Emdeon Business Services segment (which we refer to as EBS) during 2006 and the sale of our ViPS segment, we entered into transition services agreements whereby we provided EBS and ViPS certain administrative services, including payroll, accounting, purchasing and procurement, tax, and human resource services, as well as information technology support. Additionally, EBS provided us certain administrative services. These services were provided through the Corporate segment, and the related transition services fees we charged to EBS and ViPS, net of the fee we paid to EBS, are also included in the Corporate segment, which were intended to approximate the cost of providing these services.

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services and automotive industries), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Healthcare Reform Legislation. Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. One important focus of healthcare reform is control of healthcare costs over the long term. We believe that our services can play an important role in efforts to reduce healthcare costs. Accordingly, healthcare reform may create opportunities for us, including with respect to personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on our business, and healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

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

Proposed Divestiture of Porex.  On February 21, 2008, we announced our intention to divest our Porex segment. Porex develops, manufactures and distributes proprietary porous plastic products and components used in healthcare, industrial and consumer applications. Porex also provides porous plastic surgical implants used in reconstruction and cosmetic surgery of the head, face and neck. As a result of our intention to divest this segment we reflected this segment as discontinued operations within the Consolidated Financial Statements elsewhere in this Quarterly Report. We began seeking buyers for Porex last year and entered into negotiations with several potential buyers. However, as a result of the significant disruptions in the financial markets and the deterioration in the economy that began last year and their effect on sales of businesses in general and on specific potential buyers for Porex (including ones who would require financing to complete a transaction), we have not yet been able to complete the divestiture. We are currently actively engaged in the divestiture process for Porex and are being assisted in that process by Jefferies & Company, Inc.

Proposed Divestiture of the Little Blue Book Print Directory Business.  In March 2009, WebMD’s Board of Directors decided to divest WebMD’s Little Blue Book print directory business (which we refer to as LBB) as it is not strategic to the rest of WebMD’s business. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to our current estimate of fair value. As a result of our intention to divest and our expectation that this divesture will be completed within one year, we reflected LBB as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report. The revenue and operating results of LBB had previously been reflected within our operating segment WebMD Publishing and Other Services. As a result of the decision to divest LBB, we eliminated the separate segment presentation for WebMD Publishing and Other Services. We are currently reporting WebMD as one operating segment, with revenue in the following two categories: public portal advertising and sponsorship and private portal services.

Repurchases of Convertible Notes.  During the three and six months ended June 30, 2009, we repurchased $8,900 and $85,417 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as 1.75% Notes) for $8,500 and $80,123 in cash, respectively. Also during the three and six months ended June 30, 2009, we purchased $31,700 and $49,700 principal amount of our 3 1/8% Convertible Notes Due 2025 (which we refer to as 3 1/8% Notes) for $28,689 and $43,734 in cash, respectively. We recognized an aggregate gain of $3,473 and $10,120 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three and six months ended June 30, 2009. The gain considers the write-off of remaining deferred issuance costs outstanding at the time these notes were repurchased. As of June 30, 2009, there were $264,583 principal amount of the 1.75% Notes outstanding and $250,300 principal amount of the 3 1/8% Notes outstanding.

Non-Recourse Credit Facilities.  On May 6, 2008, HLTH and WHC each entered into a non-recourse credit facility (which we refer to as the 2008 Credit Facilities) with affiliates of Citigroup, secured by their respective ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow HLTH and WHC to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the respective 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. A description of our ARS is included under “— Critical Accounting Estimates and Policies — Fair Value of Investments” below.

On April 28, 2009, HLTH entered into a new non-recourse credit facility and WHC entered into an amended and restated credit facility, each with an affiliate of Citigroup (which we collectively refer to as the 2009 Credit Facilities), replacing the 2008 Credit Facilities. As of the date of this Quarterly Report, no borrowings have been made under either of the 2009 Credit Facilities. The 2009 Credit Facilities are secured by the respective borrowers’ ARS holdings (including, in some circumstances, interest payable on the ARS holdings). HLTH and WHC can make borrowings under their respective 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the borrower (including repurchases of our own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the respective 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of June 30, 2009, the maximum that HLTH would be able to borrow is $142,500 (based on its ARS holdings, excluding ARS held by WHC) and the maximum WHC would be able to borrow is $122,925 (based on its ARS holdings). Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the respective 2009 Credit Facilities. HLTH’s 2009 Credit Facility is governed by a new loan agreement and WHC’s 2009 Credit Facility is governed by an amended and restated loan agreement, each of which contains customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under each of the loan agreements, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, we commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which we are seeking to compel the defendant companies (which we refer to as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). We are seeking an order requiring the Defendants to advance and/or reimburse expenses that we have incurred and expect to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of our former EPS subsidiary who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 11, “Commitments and Contingencies” located in Notes to Consolidated Financial Statements elsewhere in this Quarterly Report. We subsequently have settled with certain of the insurance companies through which we received an aggregate amount of $25,625.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to our company and to EPS, our former subsidiary, which is our co-plaintiff in the Coverage Litigation. EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (which we refer to as SSHI). In connection with our sale of EPS to Sage Software, we retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. We retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies). As of June 30, 2009, $81,403 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights and settlement. Of this amount, $39,363 has been reimbursed by the insurance companies subsequent to the Court’s order on July 31, 2008 (described in more detail below). As a result of these payments, we have exhausted our coverage under the EPS Policies and have remaining coverage under the Synetic Policies of approximately $22,400.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified our company that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in our company making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. We have since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs we make as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover our indemnification obligations. On July 15, 2009, the Court granted a summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations.

On November 17, 2008, we filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provide coverage with respect to our indemnification obligations to the former officers and directors of our former EPS subsidiary who were indicted in connection with the Investigation described in Note 11, “Commitments and Contingencies,” located in Notes to the Consolidated Financial Statements elsewhere in this Quarterly Report. We filed motions seeking to compel such carriers to advance defense costs that we are obligated to indemnify and the carriers who issued the Emdeon Policies have moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for our indemnification obligations. We believe that these exclusions in the Emdeon Policies do not apply to our claim and have submitted responses in opposition to such motions, but there can be no assurance as to the outcome. The Court has heard oral argument and decisions on the cross motions are pending.

The insurance carriers assert that our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, we may have to repay, although the $25,625 that we have received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

There can be no assurance that we will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage

Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  We have certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now eight, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the EPS Sale, we agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We have reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. We updated the estimated range of our indemnification obligation based on new information received during the three months ended June 30, 2008, the three months ended December 31, 2008 and then again during the three months ended June 30, 2009, and as a result, recorded additional pre-tax charges of $16,980, $12,098 and $28,800, respectively, each of which reflected increases in the low end of the probable range of costs related to this matter. The probable range of future costs with respect to this matter is estimated to be approximately $53,140 to $68,600 as of June 30, 2009, which includes costs that have been incurred prior to, but were not yet paid, as of June 30, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our consolidated statement of operations in future periods. The accrual related to this obligation was $53,140 and $47,550 as of June 30, 2009 and December 31, 2008.

Seasonality

The timing of our revenue is affected by seasonal factors. Public portal advertising and sponsorship revenue is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal services revenue is historically higher in the second half of the year, as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. The timing of revenue in relation to the expenses of the WebMD segment, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition — Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period WebMD substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets — Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2008.

•	Fair Value of Investments — We hold investments in ARS which are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for our ARS holdings develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Additionally, during 2009 approximately one-half of the auction rate securities we hold were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies.

We estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (which we refer to as FSP FAS 115-2). As discussed in more detail in “ — Recent Accounting Pronouncements — Accounting Pronouncements Adopted During 2009,” FSP FAS 115-2 required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors. As discussed above, during 2009, certain of the auction rate securities we hold were downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the estimated credit loss associated with our ARS.

Our ARS have been classified as Level 3 assets in accordance with SFAS No. 157, “Fair Value Measurements,” as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record losses in future periods, either realize or unrealized, if the fair value of our ARS deteriorates further.

•	Sale of Subsidiary Stock — Our WHC subsidiary issues its Class A Common Stock in various transactions, which results in a dilution of our percentage ownership in WHC. We account for the sale of WHC Class A Common Stock in accordance with the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”, as amended by SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (which we refer to as SFAS 160). The difference between the carrying amount of our investment in WHC before and after the issuance of WHC Class A Common Stock is considered either a gain or loss and is reflected as a component of our stockholders’ equity. During the three months ended June 30, 2009 and 2008, WHC stock options exercised and restricted stock awards were released in accordance with WHC’s equity plans. The issuance of these shares resulted in an aggregate gain of $1,190 and $1,947 during the three and six months ended June 30, 2008. We did not recognize any such gain during the three and six months ended June 30, 2009. Our ownership in WHC decreased to 83.3% as of June 30, 2009 from 83.6% as of December 31, 2008.

•	Stock-Based Compensation — On January 1, 2006, we adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of June 30, 2009, approximately $15,323 and $70,122 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.1 years and 3.1 years, related to the HLTH and WHC stock-based compensation plans, respectively.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Revenue	$98,631	100.0	$85,964	100.0	$188,895	100.0	$166,614	100.0
Cost of operations	39,229	39.8	31,968	37.2	75,794	40.1	62,895	37.7
Sales and marketing	26,797	27.2	24,898	29.0	54,358	28.8	50,047	30.0
General and administrative	22,003	22.1	22,778	26.4	43,851	23.3	43,627	26.2
Depreciation and amortization	6,956	7.1	7,214	8.4	14,059	7.4	13,989	8.4
Interest income	1,958	2.0	8,062	9.4	4,220	2.2	19,998	12.0
Interest expense	5,781	5.9	6,585	7.7	12,317	6.5	13,110	7.9
Gain on sale of EBS Master LLC	—	—	—	—	—	—	538,024	322.9
Gain on repurchases of convertible notes	3,473	3.5	—	—	10,120	5.4	—	—
Impairment of auction rate securities	—	—	—	—	—	—	60,108	36.1
Other expense, net	552	0.6	666	0.8	821	0.4	4,810	2.9

Income (loss) from continuing operations before income tax provision (benefit)	2,744	2.8	(83)	(0.1)	2,035	1.1	476,050	285.7
Income tax provision (benefit)	750	0.8	569	0.7	(467)	(0.2)	26,171	15.7
Equity in earnings of EBS Master LLC	—	—	—	—	—	—	4,007	2.4

Consolidated income (loss) from continuing operations	1,994	2.0	(652)	(0.8)	2,502	1.3	453,886	272.4
Consolidated loss from discontinued operations, net of tax	(13,284)	(13.4)	(3,063)	(3.5)	(12,767)	(6.7)	(6)	0.0

Consolidated net (loss) income inclusive of noncontrolling interest	(11,290)	(11.4)	(3,715)	(4.3)	(10,265)	(5.4)	453,880	272.4
(Income) loss attributable to noncontrolling interest	(387)	(0.4)	(1,071)	(1.3)	(997)	(0.6)	2,774	1.7

Net (loss) income attributable to HLTH stockholders	$(11,677)	(11.8)	$(4,786)	(5.6)	$(11,262)	(6.0)	$456,654	274.1

Revenue is currently derived from the WebMD segment and was derived from our EBS segment through the date of the 2006 EBS Sale on November 16, 2006. Revenue from WebMD’s public portal advertising and sponsorship is derived from online advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and other print services (including advertisements in WebMD the Magazine). Revenue from WebMD’s private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs associated with our lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of WebMD’s prepaid advertising inventory that WHC received from News Corporation in exchange for equity instruments we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as WebMD uses the asset for promotion of WebMD’s brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, including grants of employee stock options. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Advertising expense included in:
Sales and marketing	$—	$—	$1,753	$1,558

Stock-based compensation expense included in:
Cost of operations	$1,555	$817	$3,178	$1,933
Sales and marketing	2,001	1,261	3,551	2,387
General and administrative	5,856	4,370	11,837	8,068

Consolidated income (loss) from continuing operations	9,412	6,448	18,566	12,388
Consolidated loss from discontinued operations, net of tax	225	369	542	712

Total stock-based compensation expense	$9,637	$6,817	$19,108	$13,100

The following discussion includes a comparison of the results of operations for the three and six months ended June 30, 2009 and 2008.

Revenue.  A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Cost of Operations.  Cost of operations increased to $39,229 and $75,794 in the three and six months ended June 30, 2009, respectively, from $31,968 and $62,895 during the same periods last year. As a percentage of revenue, cost of operations was 39.8% and 40.1% in the three and six months ended June 30, 2009, respectively, compared to 37.2% and 37.7% in the same periods last year. Included in cost of operations in 2009 were non-cash expenses related to stock-based compensation of $1,555 and $3,178 during the three and six months ended June 30, 2009, respectively, compared to $817 and $1,933 during the same periods last year. The increases in non-cash expenses during the three and six month periods of 2009 compared to the same periods last year were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Cost of operations excluding non-cash expense was $37,674 and $72,616 in the three and six months ended June 30, 2009, respectively, or 38.2% and 38.4% of revenue, compared to $31,151 and $60,962, or 36.2% and 36.6% of revenue during the same periods last year. The increase in absolute dollars, as well as the increase as a percentage of revenue during the three and six months ended June 30, 2009 compared to the prior year periods was primarily attributable to an increase of $3,800 and $4,900 of development and distribution expense, respectively and an increase of $2,400 and $5,900 of website operations expense, respectively associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our websites.

Sales and Marketing.  Sales and marketing expense increased to $26,797 and $54,358 in the three and six months ended June 30, 2009, respectively, from $24,898 and $50,047 in the same periods last year. As a percentage of revenue, sales and marketing expense was 27.2% and 28.8% for the three and six months ended June 30, 2009, respectively, compared to 29.0% and 30.0% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in the six months ended June 30, 2009, compared to $1,558 in the six months ended June 30, 2008. There were no non-cash expenses related to advertising in the three months ended June 30, 2009 and 2008. Non-cash advertising expense decreased during the six months ended June 30, 2009 compared to 2008 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $2,001 and $3,551 in the three and six months ended June 30, 2009, respectively, compared to $1,261 and $2,387 in the same periods last year. The increases in non-cash stock-based compensation expense were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Sales and marketing expense, excluding non-cash expenses, was $24,796 and $49,054 or 25.1% and 26.0% of revenue in the three and six months ended June 30, 2009, respectively, compared to $23,637 and $46,102 or 27.5% and 27.7% of revenue in the same periods last year. The increases in absolute dollars for the three and six months ended June 30, 2009 compared to prior year, were primarily attributable to increases in compensation-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue for the three and six months ended June 30, 2009 compared to prior year was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense was $22,003 and $43,851 for the three and six months ended June 30, 2009, compared to $22,778 and $43,627 in the prior year periods. Our general and administrative expenses represented 22.1% and 23.3% of revenue for the three and six months ended June 30, 2009, compared to 26.4% and 26.2% of revenue in the prior years periods. Included in general and administrative expenses were non-cash stock-based compensation of $5,856 and $11,837 in the three and six months ended June 30, 2009, compared to $4,370 and $8,068 in the prior year periods. The increase in non-cash stock-based compensation expense was primarily due to stock options and restricted stock awards granted to our employees in December 2008.

General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $16,147 and $32,014 or 16.4% and 16.9% of revenue for the three and six months ended June 30, 2009, compared to $18,408 and $35,559 or 21.4% and 21.3%of revenue in the prior year periods. Approximately $4,000 of the decrease in absolute dollars was attributable to lower personnel and other expenses related to our corporate segment for the six months ended June 30, 2009, compared to the prior year period. This decrease was offset by an increase of approximately $500 in our WebMD segment for the six months ended June 30, 2009, as compared to last year.

Depreciation and Amortization.  Depreciation and amortization expense was $6,956 and $14,059, or 7.1% and 7.4% of revenue for the three and six months ended June 30, 2009, compared to $7,214 and $13,989 or 8.4% and 8.4% of revenue in the prior year periods. The decrease as a percentage of revenue was due to the increase in revenue over prior year periods while depreciation and amortization expense remained relatively consistent when compared to the year ago periods.

Interest Income.  Interest income was $1,958 and $4,220 for the three and six months ended June 30, 2009 and $8,062 and $19,998 in the prior year periods. The decrease was due to lower average rates of return and lower average investment balances during the three and six months ended June 30, 2009, as compared to the prior year periods.

Interest Expense.  Interest expense of $5,781 and $12,317 for the three and six months ended June 30, 2009 was slightly lower than interest expense of $6,585 and $13,110 in the prior year periods reflecting lower amounts of debt outstanding due to our repurchases of our debt in 2009. Interest expense in the three and six months ended June 30, 2009 included $2,512 and $5,311 and $2,703 and $5,364 in the prior year periods, respectively, related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for both our 1.75% Notes and our 3 1/8% Notes.

Gain on Repurchases of Convertible Notes.  During the three and six months ended June 30, 2009, we repurchased $8,900 and $85,417 principal amount of our 1.75% Convertible Notes for $8,500 and $80,123, respectively. In addition, during the three and six months ended June 30, 2009, we repurchased $31,700 and $49,700 principal amount of our 3 1/8% Convertible Notes for $28,689 and $43,734, respectively. We recognized a net gain on the repurchase of these notes of $3,473 and $10,120 during the three and six months ended June 30, 2009, respectively, which considers the proportionate write-off of unamortized deferred issuance costs.

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

Other Expense, Net.  For the three and six months ended June 30, 2009, other expense, net was $552 and $821, compared to $666 and $4,810 in the prior periods. Included in other expense, net was $803 and $1,381 for the three and six months ended June 30, 2009, compared to $389 and $761 in the prior periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC. Also included in other expense, net for the three and six months ended June 30, 2009 was $245 and $490, compared to $437 and $874 in the prior year periods related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations. Also included in other expense, net for the three and six months ended June 30, 2008 was $765 and $5,024 of advisory expenses for professional fees, primarily consisting of legal, accounting and financial advisory services related to the proposed 2008 merger transaction between HLTH and WHC (which we refer to as the Proposed 2008 WHC Merger), which was terminated in October 2008.

Income Tax Provision (Benefit).  The income tax provision of $750 and benefit of $467 for the three and six months ended June 30, 2009, respectively, and income tax provision of $569 and $26,171 for the three and six months ended June 30, 2008, respectively, represents taxes for federal, state and other jurisdictions. For the six months ended June 30, 2009, the gain on repurchases of convertible notes is provided for at a lower effective tax rate than our ordinary operations, resulting in an income tax benefit. For the six months ended June 30, 2008, while the majority of the gain on the 2008 sale of EBS Master LLC was offset by net operating loss carryforwards, certain alternative minimum taxes and other state taxes were not offset, representing approximately $24,000 of the income tax provision. Also, the income tax provision for the six months ended June 30, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Consolidated Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations was $13,284 and $12,767 for the three and six months ended June 30, 2009 and $3,063 and $6 in the prior year periods. Income from discontinued operations primarily represents the net operating results of our Porex segment and LBB for the three and six months ended June 30, 2009 and June 30, 2008, as well as the net operating results for our ViPS segment for the three and six months ended June 30, 2008. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 (or approximately $5,000 net of tax) to reduce the carrying value of LBB to its current estimated fair value.

(Income) Loss Attributable to Noncontrolling Interest.  Net income attributable to noncontrolling interest was $387 and $997 for the three and six months ended June 30, 2009, compared to net income (loss) attributable to noncontrolling interest of $1,071 and $(2,774) in the prior year periods, represents the noncontrolling stockholders’ proportionate share of net income (loss) for WHC. (Income) loss attributable to noncontrolling interest fluctuates based on the net income or loss reported by WHC, combined with changes in the percentage ownership of WHC held by the noncontrolling shareholders.

Net (Loss) Income Attributable To HLTH Stockholders.  Net (loss) income attributable to HLTH stockholders was $(11,677) and $(11,262) for the three and six months ended June 30, 2009, compared to $(4,786) and $456,654 in the prior year periods. Net (loss) income attributable to HLTH stockholders for the six months ended June 30, 2008 was significantly higher in the prior year period, due to the gain on sale of EBS Master LLC, offset by an impairment charge of $60,108 related to our ARS.

Results of Operations by Operating Segment

We monitor the performance of our segments based on earnings before interest, taxes, non-cash and other items. Other items include: a gain on the repurchases of our convertible notes; a gain on the sale of our investment in EBS; an impairment charge related to investments in auction rate securities; legal expenses we incurred, which reflect costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC; income related to the reduction of certain sales and use tax contingencies; and professional fees, primarily consisting of legal, accounting and financial advisory services, related to the Proposed 2008 WHC Merger.

Summarized financial information for our WebMD segment and Corporate segment and a reconciliation to consolidated income from continuing operations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
WebMD:
Public portal advertising and sponsorship	$75,992	$64,138	$143,281	$122,865
Private portal services	22,639	21,866	45,614	43,789
Inter-segment eliminations	—	(40)	—	(40)

	$98,631	$85,964	$188,895	$166,614

Earnings before interest, taxes, non-cash and other items
WebMD	$23,218	$18,392	$41,906	$34,724
Corporate	(3,197)	(5,573)	(6,624)	(10,632)

	20,021	12,819	35,282	24,092
Interest, taxes, non-cash and other items
Interest income	1,958	8,062	4,220	19,998
Interest expense	(5,781)	(6,585)	(12,317)	(13,110)
Income tax (provision) benefit	(750)	(569)	467	(26,171)
Depreciation and amortization	(6,956)	(7,214)	(14,059)	(13,989)
Non-cash stock-based compensation	(9,412)	(6,448)	(18,566)	(12,388)
Non-cash advertising	—	—	(1,753)	(1,558)
Gain on repurchases of convertible notes	3,473	—	10,120	—
Equity in earnings of EBS Master LLC	—	—	—	4,007
Gain on sale of EBS Master LLC	—	—	—	538,024
Impairment of auction rate securities	—	—	—	(60,108)
Other expense, net	(559)	(717)	(892)	(4,911)

Consolidated income (loss) from continuing operations	1,994	(652)	2,502	453,886
Consolidated loss from discontinued operations, net of tax	(13,284)	(3,063)	(12,767)	(6)

Consolidated net (loss) income inclusive of noncontrolling interest	(11,290)	(3,715)	(10,265)	453,880
(Income) loss attributable to noncontrolling interest	(387)	(1,071)	(997)	2,774

Net (loss) income attributable to HLTH stockholders	$(11,677)	$(4,786)	$(11,262)	$456,654

The following discussion is a comparison of the results of operations for our WebMD segment and Corporate segment for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008:

WebMD

Revenue.

•	Public Portal Advertising and Sponsorship. Public portal advertising and sponsorship revenue was $75,992, and $143,281 for the three and six months ended June 30, 2009, respectively, an increase of $11,854 and $20,416 or 18.5% and 16.6%. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to 850 as of June 30, 2009 compared to 700 in the prior year period. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Public portal advertising and sponsorship revenue includes revenue previously referred to as “advertising and sponsorship” revenue and “content syndication and other” revenue, as well as other print service revenue (which consists primarily of revenue from advertising in WebMD the Magazine).

•	Private Portal Services. Private portal services revenue was $22,639 and $45,614 for the three and six months ended June 30, 2009, respectively, an increase of $773 and $1,825 or 3.5% and 4.2%. This increase was due to an increase in the number of companies using our private portal platform to 137 as of June 30, 2009 from 123 in the prior year period. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Private portal services revenue represents revenue previously referred to as “licensing” revenue.

Earnings Before Interest, Taxes, Non-Cash and Other Items.  Earnings before interest, taxes, non-cash and other items increased to $23,218 and $41,906 in the three and six months ended June 30, 2009, respectively, from $18,392 and $34,724 in the same periods last year. As a percentage of revenue, earnings before interest, taxes, non-cash and other items was 23.5% and 22.2% for the three and six months ended June 30, 2009, respectively, compared to 21.4% and 20.8% during the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal, without incurring a proportionate increase in overall expenses.

Corporate

Earnings Before Interest, Taxes, Non-Cash and Other Items.  Corporate expenses decreased to $3,197 and $6,624 or 3.2% and 3.5% of revenue for the three and six months ended June 30, 2009, compared to $5,573 and $10,632 or 6.5% and 6.4% of revenue in the prior year periods. The decrease in our Corporate segment, in whole dollars, is primarily due to lower personnel related expenses due to lower headcount during the three and six months ended June 30, 2009, lower professional services fees and lower insurance expenses reflecting the continued decrease in our corporate infrastructure.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 30, 2009 was $37,444, compared to $38,799 for the six months ended June 30, 2008, a decrease of $1,355. This change was comprised of an increase of approximately $16,600 in cash provided by operating activities before net interest income, income taxes and changes in operating assets and liabilities which reflects the impact of WebMD’s increased revenues and lower corporate expenses, offset by a decrease in net interest income of $15,000 primarily resulting from lower rates of return on invested balances in the current year period, and offset by changes in operating assets and liabilities which had a negative impact on cash flow during the current year period of $20,600. Additionally, cash flow from operations during the six months ended June 30, 2008 includes cash taxes paid of approximately $17,700 primarily related to the sale of our investment in EBS Master LLC for which there was no current period amount. Cash provided by changes in operating assets and liabilities are primarily affected by fluctuations in the timing of each period end in relation to items such as payments received from customers, payments made to vendors and tax authorities, and internal payroll and billing cycles.

Cash used in investing activities from our continuing operations was $9,605 for the six months ended June 30, 2009, compared to cash provided by operating activities from our continuing operations of $522,729 for the prior year period. Cash provided by investing activities from our continuing operations for the six months ended June 30, 2008 included $574,617 of proceeds received from the 2008 EBSCo Sale, as well as the $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the later part of 2006. Also included in cash provided by investing activities from our continuing operations for the six months ended June 30, 2009 are proceeds of $1,100 from sales of our available for sale securities, compared to net disbursements of $70,564 from purchases, net of maturities and sales, in the prior year period.

Cash used in financing activities from our continuing operations was $105,663 for the six months ended June 30, 2009, compared to cash provided by financing activities from our continuing operations of $9,564 for the prior year period. Cash used in financing activities for the three months ended June 30, 2009 included $123,857 in cash paid to repurchase a portion of our 1.75% Notes and 3 1/8% Notes. In addition, cash used in financing activities for the six months ended June 30, 2009 and 2008 included proceeds of $18,194 and $9,644, respectively, from the issuance of HLTH Common Stock and WHC Class A Common Stock resulting from the exercises of employee stock options.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of our ViPS segment, Porex segment and LBB. Our cash flows provided by operating activities from discontinued operations for the six months ended June 30, 2009 included an aggregate of $8,666 related to our Porex segment and LBB business, respectively, while cash flows provided by operating activities from discontinued operations for the six months ended June 30, 2008 included an aggregate of $17,020 related to our ViPS segment, Porex segment and LBB. Also, included in cash flows from discontinued operations provided by (used in) operating activities for the six months ended June 30, 2009 and 2008 is $3,157 and $(375), respectively, in payments made in connection with legal costs and expenses incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, net of the receipt of insurance reimbursements related to our Director & Officer Liability Insurance Coverage during the six months ended June 30, 2009.

As of June 30, 2009, we had $555,247 in consolidated cash and cash equivalents, and we owned investments in ARS with a face value of $353,900 and a fair value of $270,724. While liquidity for our ARS investments is currently limited, HLTH recently entered into a new non-recourse credit facility with Citigroup and WebMD recently entered into an amended non-recourse credit facility with Citigroup in April 2009 that will allow each of us to borrow up to 75% of the face amount of our ARS holdings through April 2010. See “Introduction — Background Information on Certain Trends and Developments — Non-Recourse Credit Facilities” and “— Critical Accounting Estimates and Policies — Fair Value of Investments.” Potential future cash commitments include our anticipated 2009 capital expenditure requirements for the full year which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across WebMD’s public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, we adopted SFAS No. 141 (Revised 2007), “Business Combinations” (which we refer to as SFAS 141R), a replacement of SFAS No. 141, which is applicable to all business combinations. SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on our financial statements it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (which we refer to as EITF 03-6-1). EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. The adoption of this FSP did not have a material impact on the three and six months ended June 30, 2008 financial statements.

During the three months ended June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (which we refer to as FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on our results of operations, financial position or cash flows.

During the three months ended June 30, 2009, we adopted FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (which we refer to as FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

During the three months ended June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 amended the guidance for other-than-temporary impairments and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. FSP FAS 115-2 requires a cumulative effect adjustment to be reported as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date, from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis.

Since we have no current intent to sell the auction rate securities that we hold, and it is not more likely than not that we will be required to sell the securities prior to recovery, we estimated the present value of the cash flows expected to be collected related to the auction rate securities we hold. The difference between the present value of the cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date FSP FAS 115-2 was adopted, was $12,847. This represents the cumulative effect of initially adopting FSP FAS 115-2 and it has been reflected as an increase to accumulated other comprehensive loss and an increase to retained earnings in our balance sheet effective as of April 1, 2009.

During the three months ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (which we refer to as SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, we have evaluated subsequent events through August 10, 2009, which is the date that our financial statements were filed.

Accounting Pronouncements to be Adopted in the Future

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (which we refer to as SFAS 168). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is expected to impact disclosures but is otherwise not expected to have any impact on our results of operations, financial position or cash flows.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system and Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. Healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for WebMD’s services. We are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on WebMD.

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

We face potential liability related to the privacy and security of personal health information we collect from or on behalf of users of our services

Privacy and security of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Currently, only covered entities are directly subject to potential civil and criminal liability under these Standards. However, the American Recovery and Reinvestment Act of 2009 amends the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security Standards will apply directly to us. Currently, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties. We cannot assure you that we will adequately address the risks created by these Standards.

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

The comment period for these proposals ended on May 21, 2009. We cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Risks Applicable to Our Entire Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in us incurring a loss on such investments

As of June 30, 2009, HLTH had a total of approximately $353.9 million (face value) of investments in certain auction rate securities (ARS), of which approximately $163.9 million (face value) is attributable to WHC. Those ARS had a book value of $270.7 million as of June 30, 2009, of which $126.3 million is attributable to WHC. The types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. HLTH and its subsidiaries do not own any other type of ARS investments.

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

If certain transactions occur with respect to HLTH’s capital stock, limitations may be imposed on HLTH’s ability to utilize net operating loss carryforwards and tax credits to reduce its income taxes

HLTH has substantial accumulated net operating loss (NOL) carryforwards and tax credits available to offset taxable income in future periods. If certain transactions occur with respect to HLTH’s capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of HLTH’s capital stock over a three-year period (as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to HLTH’s ability to utilize its NOL carryforwards and federal tax credits.

On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under the applicable rules and regulations. As a result of this ownership change, there will be an annual limitation imposed on HLTH’s ability to utilize its NOL carryforwards and federal tax credits. The WHC Merger may increase the possibility of another such annual limitation.

Because substantially all of HLTH’s NOL carryforwards have already been reduced by a valuation allowance for financial accounting purposes, we would not expect an annual limitation on the utilization of the NOL carryforwards to significantly reduce the net deferred tax asset, although the timing of cash flows may be impacted to the extent any such annual limitation deferred the utilization of NOL carryforwards to future tax years.

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

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to retain or replace key personnel;

•	potential conflicts in sponsor or advertising relationships or in relationships with strategic partners;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

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

As widely reported, financial markets have experienced extreme disruption in the past year, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Until this disruption in the financial markets is resolved, financing will be difficult to obtain on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

The WHC Merger will result in a substantial increase in the number of shares of WHC Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the merger

Although the WHC Merger is expected to reduce the total number of outstanding shares of WHC Common Stock, the merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WHC Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2009, approximately 9,620,000 shares of WHC Class A Common Stock (the class traded publicly) were outstanding. Upon completion of the WHC Merger, the WHC Class B Common Stock would be canceled and cease to be outstanding, but more than 45,860,000 new shares of WHC Common Stock would be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WHC Common Stock could depress the market price of WHC Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. HLTH cannot predict the effect that the WHC Merger will have on the price of WHC Common Stock, either before or after completion of the merger.

HLTH stockholders cannot be certain of the market value of the WHC Common Stock that they would receive as merger consideration upon closing of the WHC Merger

Upon completion of the WHC Merger, each share of HLTH Common Stock would be converted into merger consideration consisting of 0.4444 of a share of WHC Common Stock. The market value of the merger consideration will vary based on changes in the market price of WHC Common Stock. Such price changes may result from a variety of factors, including general market and economic conditions. The Merger Agreement does not provide for any adjustment to the merger consideration for changes in the market price of either shares of WHC Common Stock or shares of HLTH Common Stock. Accordingly, HLTH stockholders cannot be certain of the market value of the WHC Common Stock that they would receive as merger consideration upon closing of the WHC Merger.

The WHC Merger is subject to closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of HLTH Common Stock to decline

The WHC Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WHC and receipt of opinions of counsel relating to tax matters. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. Generally, waiver by WHC of a condition to closing will require approval of the WebMD Special Committee that negotiated the transaction with HLTH. HLTH cannot predict what the effect on the market price of HLTH Common Stock would be if the merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of HLTH Common Stock or an increase in the volatility of that market price.

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of June 30, 2009, the fair market value of our auction rate securities was $270.7 million. However, the fair values of our cash and money market investments, which approximate $555.2 million at June 30, 2009, are not subject to changes in interest rates.

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

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, certain of our Porex subsidiaries (currently reflected as discontinued operations) are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex has not engaged in foreign currency hedging activities to date. Foreign currency translation gains (losses) were $0.9 million and $0.2 million for the three and six months ended June 30, 2009, respectively, and $(0.1) million and $3.3 million for the three and six months ended June 30, 2008, respectively. We believe that future exchange rate sensitivity related to Porex will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), HLTH management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of HLTH’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HLTH’s disclosure controls and procedures were effective as of June 30, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), HLTH management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in HLTH’s internal control over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, HLTH’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2008, except for the addition of the following risk factors related to the WHC Merger:

The WHC Merger will result in a substantial increase in the number of shares of WHC Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the merger

Although the WHC Merger is expected to reduce the total number of outstanding shares of WHC Common Stock, the merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WHC Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2009, approximately 9,620,000 shares of WHC Class A Common Stock (the class traded publicly) were outstanding. Upon completion of the WHC Merger, the WHC Class B Common Stock would be canceled and cease to be outstanding, but more than 45,860,000 new shares of WHC Common Stock would be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WHC Common Stock could depress the market price of WHC Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. HLTH cannot predict the effect that the WHC Merger will have on the price of WHC Common Stock, either before or after completion of the merger.

HLTH stockholders cannot be certain of the market value of the WHC Common Stock that they would receive as merger consideration upon closing of the WHC Merger

Upon completion of the WHC Merger, each share of HLTH Common Stock would be converted into merger consideration consisting of 0.4444 of a share of WHC Common Stock. The market value of the merger consideration will vary based on changes in the market price of WHC Common Stock. Such price changes may result from a variety of factors, including general market and economic conditions. The Merger Agreement does not provide for any adjustment to the merger consideration for changes in the market price of either shares of WHC Common Stock or shares of HLTH Common Stock. Accordingly, HLTH stockholders cannot be certain of the market value of the WHC Common Stock that they would receive as merger consideration upon closing of the WHC Merger.

The WHC Merger is subject to closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of HLTH Common Stock to decline

The WHC Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WHC and receipt of opinions of counsel relating to tax matters. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. Generally, waiver by WHC of a condition to closing will require approval of the WHC Special Committee that negotiated the transaction with HLTH. HLTH cannot predict what the effect on the market price of HLTH Common Stock would be if the merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of HLTH Common Stock or an increase in the volatility of that market price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by HLTH during the three months ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs (2)	Programs (2)

4/01/09 - 4/30/09	605	$10.98	—	$41,553,120
5/01/09 - 5/31/09	—	—	—	41,553,120
6/01/09 - 6/30/09	—	—	—	41,553,120

Total	605	$10.98	—

(1)	Represents shares withheld from HLTH Restricted Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of HLTH Common Stock on the date of vesting.

(2)	Relates to the repurchase program that we announced in December 2006, at which time HLTH was authorized to use up to $100 million to purchase shares of its common stock from time to time. For additional information, see Note 17 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLTH Corporation

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit No.		Description

3.1		Eleventh Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.2		Certificate of Ownership and Merger Amending the Registrant’s Eleventh Amended and Restated Certificate of Incorporation to Change the Registrant’s Name to HLTH Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2007)
3.3		Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.1		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.2		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of WebMD Health Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.3*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

E-1